Form 10-Q
period 2001-06-30
ROCKWELL COLLINS INC
filed 2001-08-13
CIK 1137411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended               June 30, 2001
                              -------------------------------------------------

Commission file number                          1-16445
                      ---------------------------------------------------------

                             Rockwell Collins, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          52-2314475
-------------------------------------------------------------------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

                  400 Collins Road NE, Cedar Rapids, Iowa 52498
-------------------------------------------------------------------------------
          (Address of principal executive offices)     (Zip Code)

Registrant's telephone number,
including area code                          (319) 295-6835
-------------------------------------------------------------------------------
                       (Office of the Corporate Secretary)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes           No   X*
                                          ----         --

*Registrant's Registration Statement on Form 10 under the Securities Exchange Act of 1934 was declared effective June 14, 2001. Prior thereto, Registrant's business was reported as a business segment of Rockwell International Corporation.

183,573,993 shares of registrant's Common Stock, $.01 par value, were outstanding on July 31, 2001.

                             ROCKWELL COLLINS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

         Item 1. Condensed Consolidated Financial Statements:

                 Condensed Consolidated Statement of Financial Position--
                 June 30, 2001 and September 30, 2000........................2

                 Condensed Consolidated Statement of Operations--
                 Three and Nine Months Ended June 30, 2001 and 2000..........3

                 Condensed Consolidated Statement of Cash Flows--
                 Nine Months Ended June 30, 2001 and 2000....................4

                 Notes to Condensed Consolidated Financial Statements........5

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...............12

         Item 3. Quantitative and Qualitative Disclosures About Market Risk..15


PART II. OTHER INFORMATION:

         Item 1.  Legal Proceedings..........................................15

         Item 4.  Submission of Matters to a Vote of Security Holders........16

         Item 5.  Other Information..........................................17

         Item 6.  Exhibits and Reports on Form 8-K...........................17

Signatures...................................................................19

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                             ROCKWELL COLLINS, INC.

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                   (Unaudited)
                                  (in millions)

                                                       June 30,   September 30,
                                                         2001         2000
                                                       ---------  -------------
                                     ASSETS
                                     ------
Current Assets:
   Cash............................................... $      20       $     20
   Receivables........................................       560            495
   Inventories........................................       818            656
   Current deferred income taxes......................       159            133
   Other current assets...............................        34             23
                                                       ---------       --------
         Total current assets.........................     1,591          1,327

Property (net of accumulated depreciation:
   June 30, 2001, $613; September 30, 2000, $628).....       483            417
Intangible Assets.....................................       426            148
Other Assets..........................................       189            208
                                                        --------       --------

                  TOTAL...............................  $  2,689       $  2,100
                                                        ========       ========

                       LIABILITIES AND SHAREOWNERS' EQUITY
                       -----------------------------------
Current Liabilities:
   Short-term debt....................................  $    302       $      -
   Accounts payable...................................       185            220
   Compensation and benefits..........................       158            163
   Product warranty costs.............................       138            120
   Other current liabilities..........................       300            259
                                                        --------       --------
         Total current liabilities....................     1,083            762

Retirement Benefits...................................       409            404
Other Liabilities.....................................        37             26

Shareowners' Equity:
   Rockwell's net investment..........................         -            937
   Common stock (shares authorized: 1,000; shares
   issued and outstanding at June 30, 2001: 183.6)....         2              -
   Additional paid-in capital.........................     1,188              -
   Accumulated other comprehensive loss...............       (30)           (29)
                                                        --------       --------
         Total shareowners' equity....................     1,160            908
                                                        --------       --------

                  TOTAL...............................  $  2,689       $  2,100
                                                        ========       ========

            See Notes to Condensed Consolidated Financial Statements.

                             ROCKWELL COLLINS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                                  (in millions)

                                              Three Months Ended  Nine Months Ended
                                                   June 30,            June 30,
                                              ------------------  -----------------
                                                2001      2000      2001     2000
                                              --------  --------  -------  --------
Sales........................................ $   727   $   627   $ 2,004  $ 1,808

Costs and expenses:
   Cost of sales.............................     535       451      1,479    1,316
   Selling, general, and administrative......      89        76        246      207
   Losses (earnings) from equity affiliates..       1        (1)        (1)       2
   Other income..............................      (2)       (2)        (5)      (7)
                                               ------   -------    -------  -------
      Total costs and expenses...............     623       524      1,719    1,518
                                               ------   -------    -------  -------

Income before income taxes...................     104       103        285      290
Income tax provision.........................     (36)      (34)       (98)     (95)
                                               ------   -------    -------  -------

Net income...................................  $   68   $    69    $   187  $   195
                                               ======   =======    =======  =======




            See Notes to Condensed Consolidated Financial Statements.

                             ROCKWELL COLLINS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                        Nine Months Ended
                                                                             June 30,
                                                                        -----------------
                                                                          2001      2000
                                                                        --------  -------
Operating Activities:
Net income............................................................  $    187  $   195
Adjustments to arrive at cash provided by operating activities:
   Depreciation.......................................................        72       60
   Amortization of intangible assets..................................        30       11
   Changes in assets and liabilities, excluding effects of acquisitions:
       Receivables....................................................       (36)      28
       Inventories....................................................      (109)     (20)
       Accounts payable...............................................       (46)     (85)
       Compensation and benefits......................................       (22)     (35)
       Other assets and liabilities...................................       (67)     (35)
                                                                        --------  -------
         Cash Provided by Operating Activities........................         9      119
                                                                        --------  -------

Investing Activities:
Property additions....................................................       (85)     (59)
Acquisitions of businesses, net of cash acquired......................      (292)      (6)
                                                                        --------  -------
         Cash Used for Investing Activities...........................      (377)     (65)
                                                                        --------  -------

Financing Activities:
Proceeds from short-term borrowings...................................       302        -
Special payment to Rockwell...........................................      (300)       -
Net transfers from (to) Rockwell......................................       366      (54)
                                                                        --------  -------
         Cash Provided by (Used for) Financing Activities.............       368      (54)
                                                                        --------  -------

Net Change in Cash....................................................         -        -
Cash at Beginning of Period...........................................        20       20
                                                                        --------  -------
Cash at End of Period.................................................  $     20  $    20
                                                                        ========  =======

            See Notes to Condensed Consolidated Financial Statements.

                             ROCKWELL COLLINS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Basis of Presentation

       On June 29, 2001, Rockwell Collins, Inc. (the Company or Rockwell Collins) became an independent, separately traded, publicly-held company when Rockwell International Corporation (Rockwell) spun off its former avionics and communications business (Avionics and Communications) and certain other assets and liabilities of Rockwell by means of a distribution (the Distribution) of all the outstanding shares of common stock of the Company to the shareowners of Rockwell in a tax-free spin-off. In the Distribution, each Rockwell shareowner received one share of the Company's common stock for each share of Rockwell common stock owned as of the close of business on June 15, 2001.

       In connection with the Distribution, and as provided for in the distribution agreement dated as of June 29, 2001 and filed on July 11, 2001 as an exhibit to the Company's current report on Form 8-K, Rockwell transferred substantially all assets and liabilities associated with Avionics and Communications to the Company. In addition, Rockwell transferred certain other assets and liabilities previously unrelated to Avionics and Communications. These included certain assets and liabilities of Rockwell-sponsored employee benefit plans and a 50 percent ownership interest in Rockwell Scientific Company LLC (formerly Rockwell Science Center). Accordingly, the Statement of Financial Position includes these assets and liabilities. Additionally, the Company retained cash balances of $20 million and made a special payment of $300 million to Rockwell, which was funded through the issuance of commercial paper (see Note 6). The Statement of Operations includes the results of operations of Avionics and Communications along with the Company's 50 percent share of the earnings and losses of the Rockwell Science Center for all periods presented. These financial statements should be read in conjunction with the Company's Registration Statement on Form 10. These financial statements are not necessarily indicative of the conditions that would have existed or the results of operations and cash flows if Rockwell Collins had been operated as a stand-alone company during the periods presented.

       The financial statements of Rockwell Collins have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. In the opinion of the management of Rockwell Collins, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three- and nine- month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

       Prior to the Distribution, Rockwell provided services to the Company, including payroll and employee benefits administration, data processing, telecommunications services and procurement. Rockwell also administered programs in which Rockwell Collins' domestic operations participated, including medical and insurance programs. In addition, Rockwell provided advanced research and development services to the Company through the Rockwell Scientific Company. Costs for these services and programs were billed to the Company based on actual usage and are included in the Company's Statement of Operations. These costs totaled $2 million and $3 million for the three months ended June 30, 2001 and 2000, respectively, and $7 million and $8 million for the nine months ended June 30, 2001 and 2000, respectively. Management believes that the methods of determining these costs are reasonable and that the costs billed approximate those that would have been incurred on a stand-alone basis. The Rockwell Scientific Company continues to provide advanced research and development services to Rockwell Collins pursuant to a services agreement, the cost of which is expected to approximate the amounts included in the Statement of Operations for the periods presented.

                             ROCKWELL COLLINS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       Prior to the Distribution, Rockwell also provided management services to Rockwell Collins, including corporate oversight, financial, legal, tax, corporate communications, and human resources. The costs of providing these services have been allocated to the Company based on Rockwell Collins sales in proportion to total Rockwell sales and are included in Selling, General and Administrative expenses in the Statement of Operations. These costs totaled $6 million and $7 million for the three months ended June 30, 2001 and 2000, respectively, and $20 million and $19 million for the nine months ended June 30, 2001 and 2000, respectively. Management believes that the method of allocating these costs to the Company is reasonable and the amounts approximate the costs that would have been incurred by the Company on a stand-alone basis. These services were substantially discontinued after the Distribution.

       Prior to June 30, 2001, Rockwell Collins' domestic and certain international operations participated in Rockwell's centralized cash management systems. Accordingly, the financial statements exclude debt and interest income and expense for countries participating in the centralized cash management systems. Accounts Payable includes $26 million and $17 million related to checks drawn on domestic centralized disbursement and payroll accounts, which remained outstanding on June 30, 2001 and September 30, 2000, respectively. At June 30, 2001, the cash management services provided by Rockwell were discontinued.

       All significant intracompany transactions have been eliminated. Intercompany accounts receivable and payable between Rockwell Collins and Rockwell or their subsidiaries at the date of the Distribution generally were canceled or otherwise eliminated and, accordingly, have been reflected in Shareowners' Equity on the Statement of Financial Position.

       At the end of each interim reporting period the Company makes an estimate of the effective income tax rate expected to be applicable for the full fiscal year. This estimate is used in providing for income taxes on a year-to-date basis, and like other estimates made by management in the preparation of financial statements, actual results could differ from this estimate.

       On July 2, 2001 the Board of Directors of the Company announced a quarterly dividend of nine cents per share on its common stock, payable September 4, 2001 to shareowners of record at the close of business on August 13, 2001.

2.     Recently Issued Accounting Standards

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS
       141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer be amortized. Instead, they will be tested annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, the Company may elect early adoption of this statement on October 1, 2001. The Company is evaluating the impact of the adoption of SFAS 142 and has not yet determined the effect of adoption on its financial position and results of operations.

                             ROCKWELL COLLINS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.     Acquisitions of Businesses

       In December 2000, Rockwell Collins acquired Kaiser Aerospace and Electronics Corporation (Kaiser). Kaiser is a leading supplier of flight deck display solutions for tactical aircraft, optical technologies for instrumentation and communication, and specialized aircraft products for the defense and aerospace industry. Through June 30, 2001, cash payments totaled approximately $292 million, of which $178 million was allocated to goodwill and $84 million was allocated to other intangible assets, including developed technology, trademarks, and assembled workforce. Goodwill is being amortized on a straight-line basis over twenty-five years and the other intangible assets are being amortized on a straight-line basis over periods ranging from eight to fifteen years. Assets acquired and liabilities assumed have been recorded at estimated fair values, on a preliminary basis, based on information currently available. Kaiser is reported as part of the Government Systems segment and its results have been included in the Statement of Operations since the date of acquisition.

4.     Inventories

       Inventories are summarized as follows (in millions):

                                                        June 30,  September 30,
                                                          2001        2000
                                                        --------  -------------

       Finished goods.................................  $    199     $    159
       Work in process................................       296          218
       Raw materials, parts, and supplies.............       372          334
                                                        --------     --------
                  Total...............................       867          711
       Less progress payments.........................       (49)         (55)
                                                        --------     --------
       Inventories....................................  $    818     $    656
                                                        ========     ========

5.     Intangible Assets

       Intangible assets are summarized as follows (in millions):

                                                        June 30,  September 30,
                                                          2001        2000
                                                        --------  -------------

       Goodwill.......................................  $    303    $     77
       Other intangible assets........................       203         121
                                                        --------    --------
                  Total...............................       506         198
       Less accumulated amortization..................       (80)        (50)
                                                        --------    --------
       Intangible assets..............................  $    426    $    148
                                                        ========    ========

       The increase in goodwill and other intangible assets in the first nine months of 2001 is the result of the acquisition of Kaiser in December 2000 and adjustments to the purchase price allocation of the Sony Trans Com business acquired in July 2000.

6.     Credit Facilities

       On May 30, 2001, the Company entered into $1 billion of senior unsecured revolving credit facilities, consisting of a $500 million five-year facility and a $500 million 364-day facility, with various banks. These credit facilities are being used for general corporate purposes as well as to support the Company's commercial paper program. There were no significant commitment fees or compensating balance requirements under these facilities. Borrowings under the credit facilities bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company's unsecured long-term debt ratings or, at the Company's option, rates determined by competitive bid.

                             ROCKWELL COLLINS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       The credit facilities contain, among other things, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include certain restrictions on incurrence of secured indebtedness, consolidations and mergers, sales of assets and sale and lease-back transactions. The credit facilities also include a maximum leverage ratio based on consolidated debt to total capitalization.

       Short-term credit facilities available to foreign subsidiaries amounted to $41 million as of June 30, 2001.

       Under the Company's commercial paper program, the Company may sell up to $1 billion face amount of unsecured short-term promissory notes in the commercial paper market in transactions exempt from registration under
       Section 4(2) of the Securities Act of 1933, as amended. The commercial paper notes may bear interest or may be sold at a discount and will have a maturity of not more than 364 days from the time of issuance.

       On June 29, 2001 the Company issued $302 million of commercial paper, of which $300 million was used to fund the special payment to Rockwell. The weighted average interest rate of commercial paper borrowings outstanding at June 30, 2001 was 3.8 percent.

7.     Comprehensive Income

       Comprehensive income for each of the three months ended June 30, 2001 and 2000 was $67 million. Comprehensive income for the nine months ended June 30, 2001 and 2000 was $186 million and $189 million, respectively.

8.     Contingent Liabilities

       Rockwell Collins has assumed all responsibility for litigation, including environmental proceedings, related to the current and former operations of Avionics and Communications.

       On January 15, 1997, a civil action was filed against the Company in the United States District Court for the District of Arizona in Tucson, Universal Avionics Systems Corp. v. Rockwell International Corp. and Rockwell Collins, Inc., in which Universal, a manufacturer and marketer of aviation electronics, including Flight Management Systems (FMS), asserted four claims against the Company arising out of its participation in the FMS business: (1) attempted monopolization under Section 2 of the Sherman Act; (2) anticompetitive conduct (exclusive dealing and tying) under Section 1 of the Sherman Act; (3) tortious interference with business relationships and prospective economic business advantage under the common law of Arizona; and (4) unfair competition under the common law of Arizona. Universal seeks damages of approximately $35 million before trebling for the alleged antitrust violations; actual damages of an unspecified amount for the alleged common law violations; punitive damages; attorneys' fees and injunctive relief. The Company and Rockwell have asserted counterclaims against Universal for defamation and unfair competition. Discovery is essentially complete. On July 17, 2001, the district court granted defendants' motion for partial summary judgment for failure to allege a relevant market entitling plaintiff to relief, certified that ruling for appeal, dismissed as moot other motions for summary judgment filed by defendants challenging plaintiff's attempted monopolization, exclusive dealing and tying claims, and stayed further proceedings, including rulings on motions for summary judgment filed by defendants as to plaintiff's other claims, pending appeal. On July 19, 2001, plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals.

                             ROCKWELL COLLINS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       On April 3, 2000, a civil action was filed against the Company in the Court of Common Pleas of Pennsylvania for Allegheny County, Westinghouse Air Brake Technologies Corp. v. Rockwell Collins, Inc., asserting various claims arising out of the plaintiff's purchase of the Company's former Railroad Electronics Business pursuant to a Sale Agreement dated October 5, 1998. Specifically, the plaintiff alleges that it is entitled under provisions of the Sale Agreement to a post-closing adjustment of approximately $7 million in the purchase price, and that it is entitled to unspecified damages for alleged misrepresentations, breaches of warranty, mistake of fact, and failure by the Company to turn over certain assets and to provide certain post-closing support. On December 13, 2000, the trial court ordered that the claim for a post-closing adjustment in the purchase price be submitted to mandatory arbitration pursuant to provisions of the Sale Agreement, but declined to stay court proceedings on the other issues during pendency of the arbitration proceeding. The parties are in the early stages of discovery and in the process of initiating arbitration of the post-closing purchase price adjustment claim.

       On December 14, 1995, a civil action was filed in the United States District Court for the Western District of Texas, El Paso Division, United States, ex. Rel Staines v. Rockwell International Corp., under the qui tam provisions of the False Claims Act seeking unspecified damages for alleged violations of the Act on two contracts with agencies of the U.S. Government under which an electronics fabricating plant in El Paso now owned by The Boeing Company performed work on subcontract for Boeing, and one contract where the plant performed work on subcontract for the Company's Dallas, Texas facility. Specifically with respect to the work performed at the El Paso plant for the Company, the plaintiff alleges that certain components were improperly tested and that certain components removed from circuit boards for testing were thereafter reinstalled when they should not have been. The Boeing Company has agreed to defend and indemnify the Company and Rockwell for claims relating to work performed on Boeing contracts, and for any wrongdoing that may have occurred at the El Paso plant relating to work performed there for the Company, but not for wrongdoing, if any, that may have occurred at or under the direction of the Company's Dallas facility. In October 1998 the United States declined to intervene in the action on its own behalf and the plaintiff has since proceeded to prosecute the action himself with private counsel. Rockwell and Boeing have denied wrongdoing and are vigorously defending the action. Discovery is not yet complete. On May 11, 1999 Boeing and Rockwell filed a motion to dismiss the case on the pleadings, which motion is still pending. On July 27, 2001, the court entered an order requiring expedited discovery and expressed intent to hold a trial on the merits before the end of calendar 2001.

       On January 15, 1999, a civil action was filed against the Company and Hughes Electronics Manufacturing Service Company in the Superior Court of the State of California for Orange County, SOS Wireless Communications, Inc. v. Rockwell Collins, Inc. and Hughes Electronics Manufacturing Service Company, in which the plaintiff alleges defendants breached a contract to build a special purpose cellular telephone for the plaintiff and made various misrepresentations with respect thereto. The plaintiff seeks damages of approximately $22 million for breach of contract, negligent misrepresentation and intentional misrepresentation. The Company has denied the allegation, filed a counterclaim against the plaintiff for approximately $1.1 million based on unpaid invoices for product delivered, and has vigorously defended the action. On August 9, 1999, the parties stipulated that the matter should be submitted to binding arbitration pursuant to the terms of a contractual arbitration clause, and the civil action was dismissed without prejudice. On August 25, 2000, the arbitrator entered an order granting judgment in favor of the Company and against the plaintiff in the amount of approximately $1.1 million on the Company's counterclaim. An arbitration hearing on the plaintiff's claims was held during the first half of 2001. The matter will be submitted to the arbitrator for decision in the third calendar quarter, following the parties' submission of post-hearing briefs.

       In addition, various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health, environmental and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's business or financial condition.

                             ROCKWELL COLLINS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.     Pro Forma Financial Information

       The following pro forma financial information is presented as though the Distribution occurred at the beginning of each period presented. Pro forma adjustments include interest expense on $300 million of commercial paper borrowings used to fund the special payment to Rockwell and income and costs related to employee benefit obligations, including pension and other retirement benefits, related to active and former Rockwell employees not associated with the Avionics and Communications business that were assumed by the Company in connection with the Distribution. Interest expense, including debt issuance costs, was accrued at 4.9 percent and 6.9 percent for the three months ended June 30, 2001 and 2000, respectively, and 6.0 percent and 6.6 percent for the nine months ended June 30, 2001 and 2000, respectively. Lower pro forma retirement benefit expense is attributable to the assumption of pension plan assets in excess of benefit obligations. The unaudited pro forma financial data is not necessarily indicative of the financial results of the Company had the Distribution occurred at the beginning of each period presented.

       In connection with the Distribution, outstanding options to purchase Rockwell common stock held by Rockwell Collins employees generally were converted into options to purchase shares of Rockwell Collins common stock based on a formula designed to preserve the intrinsic value of the options. In addition, outstanding options to purchase Rockwell common stock held by certain other option holders who were not Rockwell Collins employees were replaced with options to purchase shares of Rockwell common stock and, in some cases, Rockwell Collins common stock, based on a formula also designed to preserve the intrinsic value of the options. Pursuant to these adjustments, the Company issued options for approximately 12.9 million shares of Rockwell Collins common stock.

       For all periods presented, the number of pro forma weighted average shares outstanding used in the basic and diluted earnings per share calculations were based upon the weighted average number of Rockwell shares outstanding for the applicable period and the Distribution ratio of one share of the Company's common stock for each share of Rockwell common stock. The number of pro forma weighted average common share equivalents used in the diluted earnings per share calculations were based upon the number of Rockwell common share equivalents outstanding for the applicable period, adjusted for the Distribution as described in the preceding paragraph.

       Pro forma basic and diluted earnings per share is calculated as follows (in millions, except per share amounts):

                                                                   Three Months Ended   Nine Months Ended
                                                                         June 30,            June 30,
                                                                   ------------------   -----------------
                                                                     2001      2000       2001     2000
                                                                   -------   --------   -------  --------
       Net income - reported...................................    $    68   $    69    $   187  $   195
       Pro forma adjustments:
         Retirement benefits, net of tax ......................          1         -          3        1
         Interest expense, net of tax .........................         (2)       (3)        (9)     (10)
                                                                   -------   -------    -------  -------
       Net income - pro forma..................................    $    67   $    66    $   181  $   186
                                                                   =======   =======    =======  =======
       Pro forma earnings per share:
         Basic.................................................    $  0.37   $  0.35    $  0.99  $  0.98
                                                                   =======   =======    =======  =======
         Diluted...............................................    $  0.36   $  0.35    $  0.97  $  0.97
                                                                   =======   =======    =======  =======
       Pro forma weighted average common shares:
         Basic.................................................      183.1     187.2      182.6    189.0
                                                                   =======   =======    =======  =======
         Diluted...............................................      186.0     189.6      185.9    192.2
                                                                   =======   =======    =======  =======

                             ROCKWELL COLLINS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.    Business Segment Information

       The sales and results of operations of the Company's operating segments are summarized as follows (in millions):

                                                                        Reported            Pro Forma
                                                                   ------------------   ------------------
                                                                   Three Months Ended   Three Months Ended
                                                                         June 30,            June 30,
                                                                   ------------------   ------------------
                                                                     2001      2000       2001      2000
                                                                   -------   --------   --------  --------
       Sales:
         Commercial Systems....................................    $   413   $   396    $   413   $   396
         Government Systems....................................        314       231        314       231
                                                                   -------   -------    -------   -------
                Total..........................................    $   727   $   627    $   727   $   627
                                                                   =======   =======    =======   =======
       Segment operating earnings:
         Commercial Systems....................................    $    71   $    73    $    71   $    73
         Government Systems....................................         50        40         50        40
                                                                   -------   -------    -------   -------
                Total..........................................        121       113        121       113
       Goodwill and purchase accounting items..................         (9)       (3)        (9)       (3)
       (Losses) earnings from equity affiliates................         (1)        1         (1)        1
       Interest expense .......................................          -         -         (4)       (5)
       General corporate-net...................................         (7)       (8)        (5)       (8)
                                                                   -------   -------    -------   -------
       Income before income taxes..............................        104       103        102        98
       Income tax provision....................................        (36)      (34)       (35)      (32)
                                                                   -------   -------    -------   -------
       Net income..............................................    $    68   $    69    $    67   $    66
                                                                   =======   =======    =======   =======

                                                                        Reported            Pro Forma
                                                                   ------------------   -----------------
                                                                   Nine Months Ended    Nine Months Ended
                                                                        June 30,             June 30,
                                                                   ------------------   -----------------
                                                                     2001      2000       2001     2000
                                                                   -------   --------   -------  --------
       Sales:
         Commercial Systems....................................    $ 1,209   $ 1,140    $ 1,209  $ 1,140
         Government Systems....................................        795       668        795      668
                                                                   -------   -------    -------  -------
                Total..........................................    $ 2,004   $ 1,808    $ 2,004  $ 1,808
                                                                   =======   =======    =======  =======
       Segment operating earnings:
         Commercial Systems....................................    $   207   $   219    $   207  $   219
         Government Systems....................................        129       101        129      101
                                                                   -------   -------    -------  -------
                Total..........................................        336       320        336      320
       Goodwill and purchase accounting items..................        (30)       (9)       (30)      (9)
       Earnings (losses) from equity affiliates................          1        (2)         1       (2)
       Interest expense .......................................          -         -        (14)     (15)
       General corporate-net...................................        (22)      (19)       (17)     (18)
                                                                   -------   -------    -------  -------
       Income before income taxes..............................        285       290        276      276
       Income tax provision....................................        (98)      (95)       (95)     (90)
                                                                   -------   -------    -------- -------
       Net income..............................................    $   187   $   195    $   181  $   186
                                                                   =======   =======    =======  =======

       See Note 9 for discussion on Pro Forma Financial Information.

                             ROCKWELL COLLINS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       Sales by product category for the three- and nine- months ended June 30, 2001 and 2000 were as follows (in millions):

                                                                   Three Months Ended   Nine Months Ended
                                                                         June 30,            June 30,
                                                                   ------------------   -----------------
                                                                     2001      2000       2001     2000
                                                                   -------   --------   -------  --------
       Commercial Avionics Products............................    $   319   $   317    $   937  $   897
       In-Flight Entertainment Products........................         94        79        272      243
       Defense Electronics Products............................        314       231        795      668
                                                                   -------   -------    -------  -------
                Total..........................................    $   727   $   627    $ 2,004  $ 1,808
                                                                   =======   =======    =======  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Rockwell Collins became an independent publicly traded company on June 29, 2001 following its spin-off from Rockwell. The following management discussion and analysis is based upon actual and pro forma financial results and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes that are included in Item 1 of Part 1 of this quarterly report.

Three Months Ended June 30, 2001 and 2000

Sales increased $100 million, or 16 percent, to $727 million for the three months ended June 30, 2001, compared to $627 million for the same period last year driven primarily by $83 million in sales from our Kaiser Aerospace and Electronics (Kaiser) and Sony Trans Com acquisitions. Excluding the effect of these acquisitions, sales increased $17 million on strong performance at our Government Systems business. Pro forma net income for the three months ended June 30, 2001 increased to $67 million, or 36 cents per share, compared to $66 million, or 35 cents per share, in the same period a year ago. The increase in net income is attributable to increased segment operating earnings and lower corporate expenses substantially offset by higher intangible asset amortization resulting from recent acquisitions and a higher effective income tax rate.

Commercial Systems sales of $413 million in the three months ended June 30, 2001 increased $17 million, or 4 percent, compared to $396 million in the same period in 2000. Sony Trans Com, an in-flight entertainment business acquired in July 2000, contributed sales of $23 million. Excluding this acquisition, sales were down slightly as a result of lower sales of avionics and wide-body in-flight entertainment products into the commercial airline retrofit market. Segment operating earnings for Commercial Systems in the three months ended June 30, 2001 were $71 million, slightly lower than last year's segment operating earnings of $73 million for the comparable period. Commercial Systems operating earnings as a percentage of sales decreased to 17.2 percent in the three months ended June 30, 2001, compared to 18.4 percent in the same period in 2000, due to lower margins on Sony Trans Com sales and higher product development spending.

Government Systems sales increased $83 million, or 36 percent, to $314 million in the three months ended June 30, 2001, compared to sales of $231 million in the same period a year ago. This increase resulted principally from $60 million of sales at Kaiser, which was acquired in December 2000. Excluding the effect of this acquisition, sales rose 10 percent over the comparable period a year ago, due primarily to strong international sales. Government Systems segment operating earnings were $50 million, or 15.9 percent of sales, compared to $40 million, or 17.3 percent of sales, in the same period last year. The decline in operating earnings as a percent of sales was primarily due to increased investment in Flight2(TM), our next generation integrated avionics architecture for the defense market.

                             ROCKWELL COLLINS, INC.

Nine Months Ended June 30, 2001 and 2000

Sales for the first nine months of 2001 increased $196 million, or 11 percent, to $2,004 million compared to $1,808 million in the first nine months of 2000. Our Kaiser and Sony Trans Com acquisitions added $225 million of sales during the first nine months of 2001. Excluding these acquisitions, sales decreased $31 million with increased sales of commercial avionics products more than offset by lower sales of wide-body in-flight entertainment products and lower sales on certain U. S. Government retrofit programs. Pro forma net income for the first nine months of 2001 decreased to $181 million compared to $186 million in the first nine months of 2000. This decrease was due primarily to higher intangible asset amortization resulting from recent acquisitions and a higher effective income tax rate. Pro forma diluted earnings per share was 97 cents in both the nine months ended June 30, 2001 and 2000 as the reduction in pro forma net income in 2001 was offset by lower pro forma weighted average diluted shares outstanding.

Commercial Systems sales of $1,209 million in the first nine months of 2001 increased $69 million, or 6 percent, from $1,140 million in the same period a year ago. Our Sony Trans Com acquisition added sales of $87 million. Excluding this acquisition, sales were $20 million lower than in the same period in 2000. Sales of commercial avionics products increased 4 percent during this period resulting from continued demand in the air transport and business and regional markets, but this increase was more than offset by lower sales of wide-body in-flight entertainment products. Segment operating earnings for Commercial Systems were $207 million in the first nine months of 2001 compared to $219 million a year ago. This decline was due principally to lower margins on Sony Trans Com sales and increased product development spending.

Government Systems sales of $795 million in the first nine months of 2001 increased $127 million, or 19 percent, from $668 million in the comparable period in 2000. Our Kaiser acquisition contributed $138 million in sales during the first nine months of 2001. Excluding this acquisition, sales decreased $11 million from the comparable period last year primarily due to the completion of the C/KC-135 Pacer Crag retrofit program earlier this year. Segment operating earnings in the first nine months of 2001 for Government Systems were $129 million compared to $101 million in the same period in 2000. Segment operating earnings as a percentage of sales for Government Systems increased to 16.2 percent for the first nine months of 2001 compared with 15.1 percent for the first nine months of 2000. This increase is primarily due to a favorable resolution of a U. S. Government contract dispute and was partially offset by our increased investment in Flight2(TM).

Income Taxes

Our effective income tax rate was determined on a stand-alone basis and it is the Company's practice to make an estimate of the effective income tax rate expected to be applicable for the full fiscal year at the end of each interim reporting period. This estimate is used to provide for income taxes on a year-to-date basis, and like other estimates made by management in the preparation of financial statements, actual results could differ from this estimate. The effective income tax rates for the three- and nine- months ended June 30, 2001 and 2000 were 34.5 percent and 32.5 percent, respectively. The increase in the effective income tax rate in 2001 is due primarily to nondeductible goodwill amortization resulting from the Kaiser acquisition and the absence of favorable tax benefits achieved in the prior year relating to export sales.

Outlook

Despite the recent difficult economic conditions, management expects to post significant increases in both sales and earnings in the final three months of 2001 as compared to the same period a year ago. This performance will be fueled by increased deliveries related to certain government contracts and in-flight entertainment products. Management expects full year earnings per share in the range of $1.40 to $1.45 on a pro forma basis.

                             ROCKWELL COLLINS, INC.

Financial Condition

Cash provided by operations in the first nine months of 2001 was $9 million compared to $119 million in 2000. Lower cash provided by operations during the first nine months of 2001 resulted from working capital growth both in inventory and receivables. Inventories have increased in anticipation of increased sales in the fourth quarter, and due to higher inventory requirements at our in-flight entertainment business as a result of the implementation of our enterprise resource planning system, and the timing of progress payments from customers. The increase in receivables was driven by the timing of sales late in the third quarter.

Cash used for investing activities during the first nine months of 2001 was $377 million compared to $65 million in 2000. Capital expenditures were $85 million in the first nine months of 2001 compared to $59 million a year ago. We expect capital expenditures for the full year to approximate $115 million. In addition, the Company used $292 million for the acquisition of Kaiser in December 2000.

The Company has access to existing financing sources including $1 billion of unsecured credit facilities with various banks. These credit facilities are being used for general corporate purposes as well as to support the Company's commercial paper program. On June 29, 2001 the Company issued $302 million of commercial paper at a weighted average interest rate of 3.8 percent which was used to fund the $300 million special payment to Rockwell. The Company's debt-to-total capital ratio on June 30, 2001 was 21 percent.

Future significant uses of cash are expected to include property additions, dividends to shareowners and may include acquisitions. These requirements will be funded through a combination of cash generated by operating activities, commercial paper borrowings and our credit facilities.

Environmental

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on page F-22 in Note 20 of the Notes to Financial Statements included in the Company's Registration Statement on Form 10. Management believes that at June 30, 2001, there has been no material change to this information.

CAUTIONARY STATEMENT
--------------------

This quarterly report contains statements (including certain projections and business trends) accompanied by such phrases as "believes", "expects", "anticipates", and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products, including potential cancellation of orders by commercial customers; successful development of advanced technologies; competitive product and pricing pressures; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those set forth under "Risk Factors" in the Company's Registration Statement on Form 10 as well as those detailed from time to time in the Company's other Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

                             ROCKWELL COLLINS, INC.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Information with respect to the Company's exposure to foreign currency risk is contained on pages 35 and 36 in Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Registration Statement on Form 10. Management believes that at June 30, 2001, there has been no material change to this information.

On June 29, 2001, the Company issued short-term debt obligations in the form of commercial paper with a carrying value of $302 million. Although the interest rates are fixed through the maturing date of the commercial paper (generally
364 days or less), the Company is exposed to interest rate risk upon maturity in the event the Company needs to refinance the debt obligation as market interest rates may be higher or lower at that time. If market interest rates would have averaged 25 percent higher in either 2001 or 2000, the effects on the Company's pro forma results of operations would not have been material.
Due to the short-term nature of the commercial paper, the fair value of these obligations approximated carrying value on June 30, 2001 and would not have been materially affected by changes in market interest rates.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On January 15, 1997, a civil action was filed against the Company in the United States District Court for the District of Arizona in Tucson, Universal Avionics Systems Corp. v. Rockwell International Corp. and Rockwell Collins, Inc., No. CV 97-28 TUC ACM, in which Universal, a manufacturer and marketer of aviation electronics, including Flight Management Systems (FMS), asserted four claims against the Company arising out of its participation in the FMS business: (1) attempted monopolization under Section 2 of the Sherman Act; (2) anticompetitive conduct (exclusive dealing and tying) under Section 1 of the Sherman Act; (3) tortious interference with business relationships and prospective economic business advantage under the common law of Arizona; and (4) unfair competition under the common law of Arizona. Universal seeks damages of approximately $35 million before trebling for the alleged antitrust violations; actual damages of an unspecified amount for the alleged common law violations; punitive damages; attorneys' fees and injunctive relief. The Company and Rockwell have asserted counterclaims against Universal for defamation and unfair competition. Discovery is essentially complete. On July 17, 2001, the district court granted defendants' motion for partial summary judgment for failure to allege a relevant market entitling plaintiff to relief, certified that ruling for appeal, dismissed as moot other motions for summary judgment filed by defendants challenging plaintiff's attempted monopolization, exclusive dealing and tying claims, and stayed further proceedings, including rulings on motions for summary judgment filed by defendants as to plaintiff's other claims, pending appeal. On July 19, 2001, plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals.

        On April 3, 2000, a civil action was filed against the Company in the Court of Common Pleas of Pennsylvania for Allegheny County, Westinghouse Air Brake Technologies Corp. v. Rockwell Collins, Inc., No. GD 00-5766, asserting various claims arising out of the plaintiff's purchase of the Company's former Railroad Electronics Business pursuant to a Sale Agreement dated October 5, 1998. Specifically, the plaintiff alleges that it is entitled under provisions of the Sale Agreement to a post-closing adjustment of approximately $7 million in the purchase price, and that it is entitled to unspecified damages for alleged misrepresentations, breaches of warranty, mistake of fact, and failure by the Company to turn over certain assets and to provide certain post-closing support. On December 13, 2000, the trial court ordered that the claim for a post-closing adjustment in the purchase price be submitted to mandatory arbitration pursuant to provisions of the Sale Agreement, but declined to stay court proceedings on the other issues during pendency of the arbitration proceeding. The parties are in the early stages of discovery and in the process of initiating arbitration of the post-closing purchase price adjustment claim.

                             ROCKWELL COLLINS, INC.

        On December 14, 1995, a civil action was filed in the United States District Court for the Western District of Texas, El Paso Division, United States, ex. Rel Staines v. Rockwell International Corp., No. LP 95 CA 514, under the qui tam provisions of the False Claims Act seeking unspecified damages for alleged violations of the Act on two contracts with agencies of the U.S. Government under which an electronics fabricating plant in El Paso now owned by The Boeing Company performed work on subcontract for Boeing, and one contract where the plant performed work on subcontract for the Company's Dallas, Texas facility. Specifically with respect to the work performed at the El Paso plant for the Company, the plaintiff alleges that certain components were improperly tested and that certain components removed from circuit boards for testing were thereafter reinstalled when they should not have been. The Boeing Company has agreed to defend and indemnify the Company and Rockwell for claims relating to work performed on Boeing contracts, and for any wrongdoing that may have occurred at the El Paso plant relating to work performed there for the Company, but not for wrongdoing, if any, that may have occurred at or under the direction of the Company's Dallas facility. In October 1998 the United States declined to intervene in the action on its own behalf and the plaintiff has since proceeded to prosecute the action himself with private counsel. Rockwell and Boeing have denied wrongdoing and are vigorously defending the action. Discovery is not yet complete. On May 11, 1999 Boeing and Rockwell filed a motion to dismiss the case on the pleadings, which motion is still pending. On July 27, 2001, the court entered an order requiring expedited discovery and expressed intent to hold a trial on the merits before the end of calendar 2001.

        On January 15, 1999, a civil action was filed against the Company and Hughes Electronics Manufacturing Service Company in the Superior Court of the State of California for Orange County, SOS Wireless Communications, Inc. v. Rockwell Collins, Inc. and Hughes Electronics Manufacturing Service Company, No. 804428, in which the plaintiff alleges defendants breached a contract to build a special purpose cellular telephone for the plaintiff and made various misrepresentations with respect thereto. The plaintiff seeks damages of approximately $22 million for breach of contract, negligent misrepresentation and intentional misrepresentation. The Company has denied the allegation, filed a counterclaim against the plaintiff for approximately $1.1 million based on unpaid invoices for product delivered, and has vigorously defended the action. On August 9, 1999, the parties stipulated that the matter should be submitted to binding arbitration pursuant to the terms of a contractual arbitration clause, and the civil action was dismissed without prejudice. On August 25, 2000, the arbitrator entered an order granting judgment in favor of the Company and against the plaintiff in the amount of approximately $1.1 million on the Company's counterclaim. An arbitration hearing on the plaintiff's claims was held during the first half of 2001. The matter will be submitted to the arbitrator for decision in the third calendar quarter, following the parties' submission of post-hearing briefs.

        In connection with the Distribution, the Company assumed responsibility for all litigation, including environmental proceedings, against Rockwell or its subsidiaries in respect of the Company's business.

Item 4. Submission of Matters to a Vote of Security Holders

        Prior to the Distribution, Rockwell, as sole shareowner of the Company and acting by written consent as permitted by Delaware law, approved the following matters on the dates indicated: (1) on June 5, 2001, adoption by the Company of the Rockwell Collins, Inc. 2001 Long-Term Incentives Plan, Rockwell Collins, Inc. 2001 Stock Option Plan, Rockwell Collins, Inc. Directors Stock Plan and Rockwell Collins, Inc. Annual Incentive Compensation Plan for Senior Executive Officers; (2) on June 5, 2001, the amended and restated Certificate of Incorporation of the Company effective as of the opening of business on June 13, 2001; (3) on June 14, 2001, the adoption by the Company of the Rockwell Collins, Inc. Employee Stock Purchase Plan; and (4) on June 26, 2001, merger documents providing for the merger of Rockwell Collins, LLC into the Company and amendment of the Company's Certificate of Incorporation to change its name from New Rockwell Collins, Inc. to Rockwell Collins, Inc.

                             ROCKWELL COLLINS, INC.

Item 5. Other Information

        Government Contracts
        --------------------

        For information on the Company's United States government contracting business and certain risks of the business, see the information set forth under Risks Related To Our Business on pages 7 and 8 of the Company's Registration Statement on Form 10.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 3.a.1 Restated Certificate of Incorporation of the Company, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-63100), is incorporated herein by reference.

            Exhibit 3.b.1     Amended By-Laws of the Company, filed as Exhibit
                              4.2 to the Company's Registration Statement on Form S-8 (No. 333-63100), is incorporated herein by reference.

            Exhibit 4.1 Rights Agreement dated as of June 28, 2001 by and between the Company and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

            Exhibit 10.1 Distribution Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

            Exhibit 10.2 Employee Matters Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

            Exhibit 10.3 Tax Allocation Agreement dated as of June 29, 2001 by and between Rockwell International Corporation and the Company, filed as Exhibit 2.3 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

            Exhibit 10.4.1 Form of Change of Control Agreement between the Company and certain executives of the Company, filed as Exhibit 10.7.1 to the Company's Registration Statement on Form 10 (File No. 001-16445) (the "Form 10"), is incorporated herein by reference.

            Exhibit 10.4.2 Schedule identifying executives of the Company who are party to a Change of Control Agreement in the form set forth as Exhibit 10.4.1 to this Quarterly Report, filed as Exhibit 10.7.2 to the Form 10, is incorporated herein by reference.

            Exhibit 10.5.1 Form of Change of Control Agreement between the Company and certain executives of the Company, filed as Exhibit 10.8.1 to the Form 10, is incorporated herein by reference.

                             ROCKWELL COLLINS, INC.

            Exhibit 10.5.2 Schedule identifying executives of the Company who are party to a Change of Control Agreement in the form set forth as Exhibit 10.5.1 to this Quarterly Report, filed as Exhibit 10.8.2 to the Form 10, is incorporated herein by reference.

            Exhibit 10.6.1 Five-Year Credit Agreement dated as of May 30, 2001 among the Company, the banks listed therein and The Chase Manhattan Bank, as Agent, filed as
                              Exhibit 10.9.2 to the Form 10, is incorporated herein by reference.

            Exhibit 10.6.2 364-Day Credit Agreement dated as of May 30, 2001 among the Company, the banks listed therein and The Chase Manhattan Bank, as Agent, filed as
                              Exhibit 10.9.1 to the Form 10, is incorporated herein by reference.

        (b) Reports on Form 8-K during the quarter ended June 30, 2001:

            The Company filed a current report on Form 8-K dated July 11, 2001, in respect of the completion on June 29, 2001 of the spin-off of Rockwell's Avionics and Communications business to holders of shares of common stock, par value $1 per share, of Rockwell by means of the distribution to such holders of all the outstanding shares of common stock, par value $.01 per share, of the Company, then a wholly-owned subsidiary of Rockwell, including the associated preferred share purchase rights.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ROCKWELL COLLINS, INC.
                                        ----------------------
                                             (Registrant)



Date:    August 13, 2001                By  P. E. Allen
         ------------------                 ------------------------------------
                                            P. E. Allen
                                            Vice President Finance and Treasurer
                                            (Principal Accounting Officer)



Date:    August 13, 2001                 By  G. R. Chadick
         ------------------                  -----------------------------------
                                             G. R. Chadick
                                             Senior Vice President,
                                             General Counsel and Secretary