Form 10-K405
period 2001-09-30
ROCKWELL COLLINS INC
filed 2001-12-19
CIK 1137411

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001. COMMISSION FILE NUMBER 001-16445

                                -----------------

                             ROCKWELL COLLINS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                              52-2314475
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

      400 COLLINS ROAD NE                                           52498
      CEDAR RAPIDS, IOWA                                         (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (319) 295-1000

                                 --------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                           -----------------------------------------
Common Stock, par value $.01 per share                                New York Stock Exchange
  (including the associated Preferred Share
  Purchase Rights)

                                -----------------

                         SECURITIES REGISTERED PURSUANT
                        TO SECTION 12(g) OF THE ACT: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on November 30, 2001 was approximately $3.1 billion.

         183,635,165 shares of the registrant's Common Stock, par value $.01 per share, were outstanding on November 30, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain information contained in the Annual Report to Shareowners of the registrant for the fiscal year ended September 30, 2001 is incorporated by reference into Part I, Part II and Part IV.

(2) Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 13, 2002 is incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Rockwell Collins, Inc. (the "Company" or "Rockwell Collins"), headquartered in Cedar Rapids, Iowa, is a world leader in providing aviation electronics and airborne and mobile communications products and systems for commercial and military applications. The Company was incorporated in Delaware in March 2001 in connection with the June 29, 2001 distribution by Rockwell International Corporation, a Delaware corporation and Rockwell Collins' former parent company ("Rockwell"), to Rockwell shareowners on a pro rata basis of all of the issued and outstanding shares of common stock, par value $.01 per share (the "Company Common Stock"), of the Company (the "Distribution"). In the Distribution, Rockwell shareowners received one share of Company Common Stock for each share of Rockwell common stock owned as of the close of business on June 15, 2001, the record date for the Distribution. Prior to the Distribution, Rockwell transferred substantially all of its operations, assets and liabilities related to the avionics and communications businesses then owned and operated by Rockwell (the "Avionics and Communications Business") (including liabilities relating to former operations) and certain other assets and liabilities to the Company or to subsidiaries of the Company. As used herein, the terms "Company" or "Rockwell Collins" include subsidiaries and predecessors unless the context indicates otherwise.

         Rockwell Collins has a global presence, with operations in 27 countries, and serves its worldwide customer base through its Commercial Systems and Government Systems business segments. The Commercial Systems business supplies flight deck electronic products and systems, including communications, navigation, display and automatic flight control systems, as well as in-flight entertainment and information management systems, to manufacturers of commercial air transport, business and regional aircraft and commercial airlines throughout the world. The Government Systems business supplies defense electronics products and systems, including communications, navigation and integrated systems, for airborne, ground and shipboard applications to the U.S. Department of Defense, foreign militaries and manufacturers of military aircraft and helicopters. In addition, both the Commercial Systems and Government Systems businesses provide a wide array of services and support to the Company's customers through the Company's network of over 60 service locations worldwide.

         Whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions of the 2001 Annual Report to Shareowners of the Company (the "2001 Annual Report") or to information in the Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 13, 2002 (the "2002 Proxy Statement"), such information shall be deemed to be incorporated herein by such reference.

         Financial information with respect to the Company's business segments, including their contributions to sales and operating earnings for the three years ended September 30, 2001, is contained under the caption SEGMENT PERFORMANCE in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS on pages 31-32 of the 2001 Annual Report, and in Note 22 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 2001 Annual Report.

         The financial information included or incorporated by reference in this Annual Report on Form 10-K contains information for periods while Rockwell Collins was operated as a business of Rockwell prior to the Distribution, and may not necessarily reflect what the financial position, results of operations and cash flows would have been had the Company been operated independently during such periods.

PRODUCTS

         Rockwell Collins designs, develops, manufactures, markets, distributes, sells, services and supports a broad range of aviation electronics and airborne and mobile communications products and systems for commercial and military applications. While products, systems and services in the Commercial Systems and Government Systems businesses are primarily focused on aviation applications, the Government Systems business also offers products and systems for ground and shipboard applications. Through the Company's network of over 60 service locations worldwide, both the Commercial Systems and Government Systems businesses also provide a wide range of services and support to their customers, including equipment repair and overhaul, service parts, field service engineering, training services, technical information services and aftermarket used equipment sales.

     COMMERCIAL SYSTEMS

         Rockwell Collins is one of the world's leading suppliers of avionics equipment to manufacturers of commercial air transport, business and regional aircraft and commercial airlines throughout the world. This equipment includes:

     - communications products and systems, such as data links, High Frequency and Very High Frequency communications systems and satellite communications systems;

     - navigation products and systems, including a broad range of navigation sensors and flight management systems;

     - situational awareness products and systems, such as weather radar, traffic alert collision avoidance systems and Mode S transponders, which aid pilots in awareness of airborne obstacles and resolve flight path conflicts;

     - flight deck products and systems, which include a broad offering of multi-function liquid crystal display units;

     - automatic flight control systems, which perform manual and automatic pilot and landing functions;

     - integrated avionics systems, such as the Pro Line 21 system, which integrate communications and navigation sensors, displays and flight control systems; and

     - integrated information systems, such as the I2S system, which are focused on providing information management solutions that help improve flight operations, maintenance and cabin services.

         Rockwell Collins is also a leading provider of in-flight entertainment and cabin management products and systems and has a full line of audio and video entertainment solutions for standard and widebody aircraft. In addition to offering audio, video and display products, the Company provides integrated in-flight entertainment systems, including the Total Entertainment System, to provide airline passengers with a variety of entertainment options while in flight. In-flight entertainment products and systems are marketed worldwide to commercial air transport manufacturers, commercial airlines and business aircraft operators.

     GOVERNMENT SYSTEMS

         Rockwell Collins provides defense electronics equipment to all branches of the U.S. Department of Defense (Air Force, Army, Navy and Marines), the U.S. Coast Guard, Ministries of Defense throughout the world and manufacturers of military aircraft and helicopters. The Company's defense electronics equipment includes:

     - communications products and systems designed to help customers transfer information across the communications spectrum, ranging from Low and Very Low Frequency to High, Very High and Ultra High Frequency to satellite communications;

     -    military data link products and systems;

     - navigation products and systems, including radio navigation systems, global positioning systems, handheld navigation systems and multi-mode receivers; and

     - integrated systems for the flight deck, such as the Flight2 system, an avionics architecture that integrates flight operations with navigation and guidance functions and that can include flight controls and displays, information/data processing and communications, navigation and/or safety and surveillance systems.

     PRODUCT SALES

         The Company's sales by product class for the three fiscal years ended September 30, 2001 were as follows (in millions):

                                                                                        FISCAL YEAR
                                                                                     ENDED SEPTEMBER 30,
                                                                           -------------------------------------
                                                                             2001           2000           1999
                                                                           -------        -------        -------
Commercial Systems:
   Commercial Avionics Products.....................................       $ 1,274        $ 1,231        $ 1,213
   In-Flight Entertainment Products.................................           422            355            333
Government Systems:
   Defense Electronic Products......................................         1,124            924            892
                                                                           -------        -------        -------
      Total.........................................................       $ 2,820        $ 2,510        $ 2,438
                                                                           =======        =======        =======

CUSTOMERS; SALES AND MARKETING

         The Company serves a broad range of customers worldwide, including commercial air transport, business and regional aircraft manufacturers, military aircraft and helicopter manufacturers, airlines, the U.S. Department of Defense, other governmental agencies and foreign militaries. The Company markets its products, systems and services directly to Commercial Systems and Government Systems customers through an internal marketing and sales force. In addition, the Company utilizes a worldwide dealer network to distribute its products. In fiscal 2001, various branches of the U.S. Government accounted for 28% of the Company's total sales and The Boeing Company accounted for 8% of the Company's total sales.

         The Company's largest customers have substantial bargaining power, including with respect to price and other commercial terms. Although the Company believes that it generally enjoys good relations with its customers, the loss of all or a substantial portion of its sales to any of its large volume customers for any reason, including the loss of contracts, reduced or delayed customer requirements or strikes or other work stoppages affecting production by these customers, could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

         The Company operates in a highly competitive environment. Principal competitive factors include total cost of ownership, product and system performance, quality, service, design and engineering capabilities, new product innovation and timely delivery. The Company competes worldwide with a number of United States and international companies that are both larger and smaller than the Company in terms of resources and market share, and some of which are the Company's customers. Some of the Company's competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than the Company does in some areas. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than the Company. Furthermore, competitors who have greater financial resources than the Company may be better able to provide financing to their customers in connection with sales of their products.

         The recent trend toward industry consolidation has had a major impact on the competitive environment in which the Company operates. Over the past several years, the Company's competitors have undertaken a number of mergers, alliances and realignments that have contributed to a very dynamic competitive landscape. During this same time frame, the Company has completed six acquisitions and entered into numerous strategic alliances to improve its competitive position.

RAW MATERIALS AND SUPPLIES

         The Company believes it has adequate sources for the supply of raw materials and components for its manufacturing needs with suppliers located around the world. Electronic components and other raw materials used in the manufacture of the Company's products are generally available from several suppliers. The Company continues to work with its supply base for raw materials and components to ensure an adequate source of supply, including through strategic alliances, dual sourcing, identification of substitute or alternate parts that meet performance requirements and last-time and life-time buys. Although historically the Company has not experienced any significant difficulties in obtaining an adequate supply of raw materials and components necessary for its manufacturing operations, the loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could have a material adverse effect on the Company's business, financial condition and results of operations.

BACKLOG

         The following table summarizes the Company's backlog (in millions):

                                                                                SEPTEMBER 30,
                                                                           -----------------------
                                                                             2001          2000
                                                                           ---------     ---------
Commercial Systems.....................................................    $     515     $     734
Government Systems:
     Funded Orders.....................................................        1,160           902
     Unfunded Orders...................................................          250           120
                                                                           ---------     ---------
         Total Backlog.................................................    $   1,925     $   1,756
                                                                           =========     =========

The Company's backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. Although the Company believes that the orders included in backlog are firm, some orders may be canceled by the customer without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes that it is in the Company's best interest to do so.

JOINT VENTURES

         As the aviation electronics and communications industry has been experiencing significant trends of consolidation of suppliers and has become more globalized, joint ventures and other cooperative arrangements have become an important element of the Company's business strategies. The Company currently has interests in two active joint ventures with operations in the United States. The Company's joint ventures include its 50%-owned joint venture with BAE Systems, plc (formerly Marconi Electronic Systems) for joint pursuit of the worldwide military data link market. In addition, Kaiser Aerospace and Electronics Corporation, the Company's wholly-owned subsidiary, has a 50%-owned joint venture with Elbit Systems, Ltd. (formerly EFW, Inc.) for joint pursuit of helmet mounted cueing systems for the worldwide military fixed wing marketplace. In accordance with generally accepted accounting principles in the United States, these joint ventures are accounted for under the equity method.

ACQUISITIONS AND DISPOSITIONS

         The Company continually considers various strategic and business opportunities, including strategic acquisitions and alliances, licenses and marketing arrangements, and reviews the prospects of its existing businesses to determine whether any of them should be modified, sold or otherwise discontinued.

         Since fiscal 1998, the Company has completed six cash acquisitions to augment its internal growth plans. These acquisitions, which have been targeted in the general areas of in-flight entertainment systems, flight deck displays technology and service and support, include:

     - in-flight entertainment systems: the December 1997 acquisition of Hughes-Avicom International, Inc. and the July 2000 acquisition of Sony Trans Com;

     - displays technology: the March 1999 acquisition of the remaining 50% interest in Flight Dynamics that the Company did not already own and the December 2000 acquisition of Kaiser Aerospace and Electronics Corporation; and

     - service and support: the November 1997 acquisition of Melbourne Avionics Workshop and the August 1999 acquisition of Intertrade Ltd.

         In October 1998 the Company completed the disposition of its railroad electronics business in order to better align the strategic fit and contribution of its businesses.

         The aerospace industry in which the Company operates has been experiencing significant consolidation among suppliers, including the Company and its competitors, and the customers the Company serves. Commercial airlines have increasingly been merging and creating global alliances to achieve greater scale and enhance their geographic reach. Aircraft manufacturers continue to make acquisitions to expand their product portfolios to better compete in the global marketplace. In addition, aviation electronics and communications suppliers have been consolidating and forming alliances to broaden their product and integrated system offerings and achieve critical mass. This supplier consolidation is in part attributable to aircraft manufacturers and airlines more frequently awarding long-term sole source or preferred supplier contracts to the most capable suppliers, thus reducing the total number of suppliers from whom components and systems are purchased.

         Additional information relating to acquisitions is contained in Note 4 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 2001 Annual Report.

RESEARCH AND DEVELOPMENT

         The Company has significant research, development, engineering and product design capabilities. At September 30, 2001, the Company employed approximately 4,200 engineers.

         The Company spent $295 million, $265 million and $232 million in fiscal 2001, 2000 and 1999, respectively, on research and development. In addition, customer-sponsored research and development was $217 million, $203 million and $188 million in fiscal 2001, 2000 and 1999, respectively. Customer-sponsored research and development is generally performed under long-term fixed price contracts with the U.S. Government. These contracts generally require the production of initial prototype units or limited production quantities to the U.S. Government's specifications.

ROCKWELL SCIENTIFIC COMPANY LLC

         The Company and Rockwell each own a 50% equity interest in Rockwell Scientific Company LLC, which is engaged in advanced research and development of technologies in electronics, imaging and optics, material and computational sciences and information technology. Rockwell Scientific Company LLC provides research and development services to the Company, as well as to The Boeing Company, Conexant Systems, Inc., Rockwell and the U.S. Government.

INTELLECTUAL PROPERTY

         The Company owns over 600 United States and foreign patents and numerous pending patent applications, including those patents and patent applications purchased in its recent acquisitions of Sony Trans Com and Kaiser Aerospace and Electronics Corporation. The Company also licenses certain patents relating to its manufacturing and other activities. While in the aggregate the Company considers its patents and licenses important to the operation of its business, the Company does not consider any individual patent or license to be of such importance that the loss or termination of any one patent or license would materially affect the Company.

         Rockwell continues to own the Rockwell name. In connection with the Distribution, Rockwell granted the Company the exclusive right to continue to use the Rockwell Collins name other than in connection with automation products. This exclusive right would terminate following certain change of control events applicable to the Company as described in the distribution agreement among Rockwell, Rockwell Collins and Rockwell Scientific Company LLC.

EMPLOYEES

         As of September 30, 2001, the Company had approximately 17,500 full-time employees. Approximately 2,700 of the Company's employees in the United States are covered by collective bargaining agreements.

         A collective bargaining agreement with the International Association of Theatrical and Stage Employees covering approximately 350 in-flight entertainment service base employees located throughout the United States expires on December 31, 2001. Negotiations with the union are currently in progress.

CYCLICALITY

         The avionics and communications markets in which the Company sells its products are, to varying degrees, cyclical and have experienced periodic downturns. For example, markets for the Company's commercial aviation electronic products have experienced downturns during periods of slowdowns in the commercial airline industry and during periods of weak conditions in the economy in general, as demand for new aircraft generally declines during these periods. Although the Company believes that aftermarket demand for many of its products and its Government Systems business may reduce its exposure to these business downturns, the Company has experienced these conditions in its business in the past and may experience downturns in the future. In addition, acts of terror, such as the events of September 11, 2001, could precipitate or exacerbate aerospace downturns.

REGULATORY MATTERS

         The continued sale, installation and operation of the Company's products in commercial aviation applications is subject to continued compliance with applicable regulatory requirements and future changes to those requirements. In the U.S., the Company's commercial aviation products are required to comply with Federal Aviation Administration regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. Some of the Company's products, such as radio frequency transmitters and receivers, must also comply with Federal Communications Commission regulations governing authorization and operational approval of telecommunications equipment.

         Internationally, similar requirements exist for airworthiness, installation and operational approvals. These requirements are administered by the national aviation authorities of each country and, in the case of Europe, coordinated by the European Joint Aviation Authorities. Many countries also impose specific telecommunications equipment requirements, administered through their national aviation authorities or telecommunications authority. In Europe, approval to import products also requires compliance with European Commission directives, such as those associated with electrical safety, electro-magnetic compatibility and the use of metric units of measurement.

         Products already in service may also become subject to mandatory changes for continued regulatory compliance as a result of any identified safety issue, which can arise from an aircraft accident, incident or service difficulty report.

ENVIRONMENTAL MATTERS

         Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had and will continue to have an impact on the Company's manufacturing operations. Thus far, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on the Company's liquidity and capital resources, competitive position or financial condition. Based on its assessment, management believes that the Company's expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the Company's business or financial condition. Management cannot assess the possible effect of compliance with future requirements.

GEOGRAPHIC INFORMATION

         The Company's principal markets outside the United States are in Australia, Brazil, Canada, China, France, Germany, Mexico, Russia, Singapore and the United Kingdom. In addition to normal business risks, operations outside the United States are subject to other risks including, among other factors, political, economic and social environments, governmental laws and regulations, and currency revaluations and fluctuations.

         Selected financial information by major geographic area for each of the three years in the period ended September 30, 2001 is contained in Note 22 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 2001 Annual Report.

CERTAIN BUSINESS RISKS

         The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below and elsewhere in this Annual Report on Form 10-K, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

     THE TERRORIST ATTACKS THAT OCCURRED ON SEPTEMBER 11, 2001 HAVE ADVERSELY AFFECTED OUR BUSINESS AND POSSIBLE FUTURE TERRORIST ATTACKS MAY FURTHER ADVERSELY AFFECT OUR BUSINESS.

         The terrorist attacks which took place on September 11, 2001 have caused significant uncertainty with respect to U.S. and other business and financial markets and have adversely affected our business. National and global responses to these terrorist attacks could cause further uncertainty and instability in these markets. Although our Government Systems business may experience greater demand for its products as a result of increased government defense spending, factors arising (directly or indirectly) from these terrorist attacks and possible future terrorist attacks which have adversely affected our business and which may further adversely affect our business include:

     - the impact of the terrorist attacks and declines in air travel as a result of the terrorist attacks on the financial condition of our commercial airline and aircraft manufacturer customers. For example, a significant amount of cancellations of orders for aircraft from aircraft manufacturers as a result of the attacks is expected to adversely impact our future results;

     - deteriorating financial performance of airlines could result in a reduction of discretionary spending for aircraft upgrades of avionics and in-flight entertainment equipment;

     - potential reductions in the need for aircraft maintenance due to declines in air travel; and

     - the adverse effect of the attacks, or future events arising as a result of the attacks, on the economy in general.

     WE DEPEND TO A SIGNIFICANT DEGREE ON U.S. GOVERNMENT CONTRACTS, WHICH ARE SUBJECT TO UNIQUE RISKS.

         In fiscal 2001, 28% of our sales were derived from United States government contracts. In addition to normal business risks, companies engaged in supplying equipment to the United States government are subject to unique risks which are largely beyond our control. These risks include:

     - dependence on Congressional appropriations and administrative allotment of funds;

     - the ability of the U.S. government to terminate, without prior notice, partially completed government programs that were previously authorized;

     - changes in governmental procurement legislation and regulations and other policies which may reflect military and political developments;

     -    significant changes in contract scheduling;

     - intense competition for available United States government business necessitating increases in time and investment for design and development;

     - difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work;

     - changes over the life of United States government contracts, particularly development contracts, which generally result in adjustments of contract prices; and

     - claims based on United States government work, which may result in fines, the cancellation or suspension of payments or suspension or debarment proceedings affecting potential further business with the United States government.

     IMPEDIMENTS TO NEW AIRSPACE MANAGEMENT TECHNOLOGIES, INCLUDING THE FAILURE OF GOVERNMENT AVIATION AGENCIES TO PROVIDE THE NECESSARY INFRASTRUCTURE TO ENABLE THE TRANSITION TO THESE TECHNOLOGIES, MAY IMPACT FUTURE SALES.

         The aerospace industry is experiencing a global transition from traditional communications, navigation, surveillance and air traffic control systems to air traffic management systems utilizing satellite-based technologies that will allow pilots to fly at desired paths and speeds selected in real time, while still complying with instrument flight regulations. The transition to these technologies will require the use of digital communications systems, global positioning system navigation, satellite surveillance techniques and ground surveillance systems. These technologies are expected to result in more direct and efficient flight routes, fewer flight delays and reduced airport congestion. Although we believe that we are well positioned to participate in this market evolution, our ability to capitalize on the transition to airspace management technologies is subject to various risks, including:

     - delays in the development of the necessary satellite and ground infrastructure by U.S. and foreign governments;

     -    delays in adopting national and international regulatory standards;

     - failure of our product development investments in communications, navigation and surveillance products that enable airspace management technologies to coincide with market evolution to, and demand for, these products;

     - the ability and desire of customers to invest in products enabling airspace management technologies; and

     - political instability resulting from the September 11, 2001 terrorist attacks and possible future terrorist attacks.

     OUR MANUFACTURING OPERATIONS IN CALIFORNIA MAY BE ADVERSELY AFFECTED BY POWER OUTAGES AND WILL BE ADVERSELY AFFECTED BY INCREASED ELECTRIC POWER COSTS IN THAT STATE.

         We have manufacturing operations in California, which may experience electric power outages due to the difficulties being encountered by the electric utility industry in that state. If our California operations were to shut down due to lack of electric power for extended periods, they might be unable to meet customers' delivery schedules, thereby adversely affecting our revenue. In addition, our California operations may experience increased operating expenses due to inefficiencies resulting from irregular interruptions in electric power supply. These operations also will incur increased electric power costs in the future. We are unable to predict how long the difficulties faced by the electric utility industry in California will continue, or how such difficulties will be resolved. To the extent they do continue and our operations experience power outages and/or increases in their cost of electric power, our business could be adversely affected.

     WE MAY BE RESPONSIBLE FOR FEDERAL INCOME TAX LIABILITIES THAT RELATE TO OUR SPIN-OFF FROM ROCKWELL.

         In connection with our spin-off from Rockwell, the Internal Revenue Service (the IRS) issued a tax ruling to Rockwell stating that the spin-off would qualify as a tax-free reorganization for U.S. federal income tax purposes. While the tax ruling generally is binding on the IRS, the continuing validity of the ruling is subject to certain factual representations and assumptions. We are not aware of any facts or circumstances that would cause these representations and assumptions to be untrue.

         The tax allocation agreement entered into between us and Rockwell in connection with the spin-off provides that we will be responsible for any taxes imposed on Rockwell, us or Rockwell shareowners as a result of either:

     - the failure of the spin-off to qualify as a tax-free reorganization for U.S. federal income tax purposes, or

     - the subsequent disqualification of the spin-off as a tax-free transaction to Rockwell for U.S. federal income tax purposes,

if the failure or disqualification is attributable to specific post-spin-off actions by or in respect of us, our subsidiaries or our shareowners. For example, even if the spin-off otherwise qualifies as a tax-free reorganization for U.S. federal income tax purposes, it may be disqualified as tax-free to Rockwell if 50% or more of our stock is acquired as part of a plan or series of related transactions that include the spin-off. For this purpose, any acquisitions of our stock within two years before or after the spin-off are presumed to be part of such a plan, although Rockwell or we may be able to rebut that presumption. Under temporary IRS regulations which were not effective at the time of the spin-off, if specified conditions are satisfied, an acquisition occurring more than six months after the spin-off will not be considered as part of a plan which includes the spin-off provided that there was no agreement, understanding, arrangement or substantial negotiations concerning the acquisition before a date that is six months after the spin-off. There is no assurance that rules similar to those contained in the temporary regulations will be applied to transactions such as the spin-off occurring before the effective date of the temporary regulations. The process for determining whether a change of ownership has occurred under the tax rules is complex and uncertain. If we do not carefully monitor our compliance with these rules we might inadvertently cause or permit a change of ownership to occur, triggering our obligation to indemnify Rockwell pursuant to the tax allocation agreement. In addition, our obligation to indemnify Rockwell in the event that a change of ownership causes the spin-off not to be tax-free could discourage or prevent a third party from making a proposal to acquire our company.

         If we were required to pay any of the taxes described above, the payment would be substantial and would have a material adverse effect on our business, financial condition and results of operations.

CAUTIONARY STATEMENT

         This Annual Report on Form 10-K, and documents that are incorporated by reference in this Annual Report on Form 10-K, contain statements, including certain projections and business trends, accompanied by such phrases as "believes", "estimates", "expects", "could", "likely", "anticipates", "will", "intends", and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the impact of the terrorist attacks on September 11, 2001 and their aftermath; the timing related to restoring consumer confidence in air travel; the health of the commercial aerospace industry; domestic and foreign government spending, budgetary and trade policies; economic and political changes in international markets where the Company competes, such as changes in currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; demand for and market acceptance of new and existing products, including potential cancellation of orders by commercial customers; successful development of advanced technologies; competitive product and pricing pressures; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in the Company's other SEC filings. These forward-looking statements are made only as of the date hereof.

ITEM 2.  PROPERTIES.

         As of September 30, 2001, the Company operated fourteen manufacturing facilities throughout the United States and one manufacturing facility each in Mexico, France, the United Kingdom and Australia. The Company also has 75 engineering facilities, sales offices, warehouses and service locations. These facilities have aggregate floor space of approximately 5.5 million square feet, substantially all of which is in use. Of this floor space, approximately 63% is owned and approximately 37% is leased. There are no major encumbrances on any of the Company's plants or equipment, other than financing arrangements which in the aggregate are not material. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2001 is as follows:

                                                                              OWNED           LEASED
         LOCATION                                                          FACILITIES       FACILITIES       TOTAL
         --------                                                             -----            -----         -----
                                                                                (IN THOUSANDS OF SQUARE FEET)
              United States...........................................        3,392            1,646         5,038
              Canada and Mexico.......................................           --              112           112
              Europe..................................................           90              205           295
              Asia-Pacific............................................           --               53            53
              South America...........................................           --                6             6
              Australia...............................................          --                25            25
                                                                              -----            -----         -----
                  Total...............................................        3,482            2,047         5,529
                                                                              =====            =====         =====

                                                                             OWNED            LEASED
         TYPE OF FACILITY                                                  FACILITIES        FACILITIES      TOTAL
         ----------------                                                     -----            -----         -----
                                                                                (IN THOUSANDS OF SQUARE FEET)
              Manufacturing...........................................        1,284              550         1,834
              Sales, Engineering, Service and General Office Space....        2,198            1,497         3,695
                                                                              -----            -----         -----
                  Total...............................................        3,482            2,047         5,529
                                                                              =====            =====         =====

         The Company's major facilities are located in Cedar Rapids, Iowa (830,000 square feet), Richardson, Texas (280,000 square feet), Melbourne, Florida (270,000 square feet), Coralville, Iowa (180,000 square feet), Irvine, California (390,000 square feet), Pomona, California (249,000 square feet), San Jose, California (200,000 square feet), Charlotte, North Carolina (77,000 square feet), Portland, Oregon (76,000 square feet) and Mexicali, Mexico (110,000 square feet). The Company's facilities are generally shared by the Commercial Systems and Government Systems businesses.

         Certain of the Company's facilities, including those located in California and Mexicali, Mexico, are located near major earthquake fault lines. The Company maintains only minimal earthquake insurance with respect to these facilities.

ITEM 3.  LEGAL PROCEEDINGS.

         Pursuant to the terms of the distribution agreement entered into among Rockwell, the Company and Rockwell Scientific Company LLC, the Company assumed all responsibility for current and future litigation, including environmental proceedings, against Rockwell or its subsidiaries with respect to the operations of the Company's business.

         On January 15, 1997, a civil action was filed against the Company in the United States District Court for the District of Arizona in Tucson, Universal Avionics Systems Corp. v. Rockwell International Corp. and Rockwell Collins, Inc., No. CV 97-28 TUC ACM, in which Universal, a manufacturer and marketer of aviation electronics, including Flight Management Systems (FMS), asserted four claims against the Company arising out of its participation in the FMS business: (1) attempted monopolization under Section 2 of the Sherman Act;
(2) anticompetitive conduct (exclusive dealing and tying) under Section 1 of the Sherman Act and Section 3 of the Clayton Act; (3) tortious interference with business relationships and prospective economic business advantage under the common law of Arizona; and (4) unfair competition under the common law of Arizona. Universal seeks damages of approximately $35 million before trebling for the alleged antitrust violations; actual damages of an unspecified amount for the alleged common law violations; punitive damages; attorneys' fees and injunctive relief. The Company and Rockwell have denied the allegations and have asserted counterclaims against Universal for defamation and unfair competition. On July 17, 2001, the district court granted defendants' motion for partial summary judgment for failure to allege a relevant market entitling plaintiff to relief, certified that ruling for appeal, dismissed as moot other motions for summary judgment filed by defendants challenging plaintiff's attempted monopolization, exclusive dealing and tying claims, and stayed further proceedings, including rulings on motions for summary judgment filed by defendants as to plaintiff's other claims, pending appeal. On July 19, 2001, plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals.

         On April 3, 2000, a civil action was filed against the Company in the Court of Common Pleas of Pennsylvania for Allegheny County, Westinghouse Air Brake Technologies Corp. v. Rockwell Collins, Inc., No. GD 00-5766, asserting various claims arising out of the plaintiff's purchase of the Company's former Railroad Electronics Business pursuant to a Sale Agreement on October 5, 1998. Specifically, the plaintiff alleges that it is entitled under provisions of the Sale Agreement to a post-closing adjustment of approximately $7 million in the purchase price, and that it is entitled to unspecified damages for alleged misrepresentations, breaches of warranty, mistake of fact, and failure by the Company to turn over certain assets and to provide certain post-closing support. On December 13, 2000, the trial court ordered that the claim for a post-closing adjustment in the purchase price be submitted to mandatory arbitration pursuant to provisions of the Sale Agreement, but declined to stay court proceedings on the other issues during pendency of the arbitration proceeding. The parties are in the early stages of discovery in the lawsuit and are in the process of initiating arbitration of the post-closing purchase price adjustment claim.

         On December 14, 1995, a civil action was filed in the United States District Court for the Western District of Texas, El Paso Division, United States ex. rel Staines v. Rockwell International Corp., No. LP 95 CA 514, under the qui tam provisions of the False Claims Act seeking unspecified damages for alleged violations of the Act on two contracts with agencies of the U.S. Government under which an electronics fabricating plant in El Paso now owned by The Boeing Company performed work on subcontract for Boeing, and two contracts where the plant performed work on subcontract for the Company's Dallas, Texas facility. Specifically with respect to the work performed at the El Paso plant for the Company, the plaintiff alleges that certain components were improperly tested and that certain components removed from circuit boards for testing were thereafter reinstalled when they should not have been. The Boeing Company has agreed to defend and indemnify the Company and Rockwell for claims relating to work performed on Boeing contracts, and for any wrongdoing that may have occurred at the El Paso plant relating to work performed there for the Company, but not for wrongdoing, if any, that may have occurred at or under the direction of the Company's Dallas facility. In October 1998 the United States declined to intervene in the action on its own behalf and the plaintiff has since proceeded to prosecute the action himself with private counsel. Rockwell and Boeing have denied wrongdoing and are vigorously defending the action. Discovery is not yet complete. On May 11, 1999 Boeing and Rockwell filed a motion to dismiss the case on the pleadings, which motion is still pending. On July 27, 2001, the court entered an order requiring expedited discovery. The Company anticipates the trial will commence in the first quarter of calendar year 2002.

         On January 15, 1999, a civil action was filed against the Company and Hughes Electronics Manufacturing Service Company in the Superior Court of the State of California for Orange County, SOS Wireless Communications, Inc. v. Rockwell Collins, Inc. and Hughes Electronics Manufacturing Service Company, No. 804428, in which the plaintiff alleged defendants breached a contract to build a special purpose cellular telephone for the plaintiff and made various misrepresentations with respect thereto. The plaintiff sought damages of approximately $22 million for breach of contract, negligent misrepresentation and intentional misrepresentation and approximately $45 million in punitive damages. The Company denied the allegation, filed a counterclaim against the plaintiff for approximately $1.1 million based on unpaid invoices for product delivered, and vigorously defended the action. On August 9, 1999, the parties stipulated that the matter should be submitted to binding arbitration pursuant to the terms of a contractual arbitration clause, and the civil action was dismissed without prejudice. On August 25, 2000, the arbitrator entered an order granting judgment in favor of the Company and against the plaintiff in the amount of approximately $1.1 million on the Company's counterclaim. An arbitration hearing on the plaintiff's claims was held during the first half of 2001. The matter was submitted to the arbitrator for decision in the third calendar quarter of 2001, following the parties' submission of post-hearing briefs. On October 24, 2001, the arbitrator ruled against the plaintiff on all of its causes of action and ordered plaintiff to pay the Company $1.1 million.

         In addition, various other lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, environmental, safety and health, contract and employment matters.

         Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters that are pending or asserted will not have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

         The name, age, office and position held with the Company, and principal occupations and employment during the past five years of each of the executive officers of the Company as of December 1, 2001 are as follows:

NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT                                          AGE
-------------------------------------------------------------------                                          ---
CLAYTON M. JONES -- President and Chief Executive Officer of Rockwell Collins since June 2001;
    Senior Vice President of Rockwell (electronic controls and communications) and President of
    Rockwell Collins, Inc., a subsidiary of Rockwell, from January 1999 to May 2001; Executive
    Vice President of Rockwell Collins, Inc. prior thereto.......................................             52

BARRY M. ABZUG -- Senior Vice President, Corporate Development of Rockwell Collins since October
    2001; President and General Manager, Aerospace/Communications Division of ITT Industries,
    Inc. (engineering and manufacturing) from October 1998 to August 2000; Vice President and
    Director, Communications Systems Business Unit of ITT Industries, Inc. prior thereto.........             49

PATRICK E. ALLEN -- Vice President, Finance and Treasurer of Rockwell Collins since June 2001;
    Vice President and Treasurer of Rockwell from June 2000 to May 2001; Vice President, Financial
    Planning and Analysis of Rockwell from June 1999 to May 2000; Assistant Controller of Rockwell
    from August 1997 to May 1999; Director, External Financial Reports of Rockwell prior thereto.             37

GARY R. CHADICK -- Senior Vice President, General Counsel and Secretary of Rockwell Collins since
    July 2001; Assistant General Counsel of Operations of Litton Industries, Inc. (advanced electronics, information systems, electronic components and ship systems) from September 1999
    to July 2001; Group Counsel, Litton Advanced Electronics Systems Group prior thereto.........             40

ROBERT M. CHIUSANO -- Executive Vice President and Chief Operating Officer, Government Systems of
    Rockwell Collins since June 2001; Vice President and General Manager, Government Systems of
    Rockwell Collins, Inc., a subsidiary of Rockwell, prior thereto..............................             51

NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT                                          AGE
-------------------------------------------------------------------                                          ---
LAWRENCE A. ERICKSON -- Senior Vice President and Chief Financial Officer of Rockwell Collins
    since June 2001; Vice President and Controller, Finance and Strategic Development of Rockwell
    Collins, Inc., a subsidiary of Rockwell, from October 1999 to May 2001; Vice President and
    Controller of Rockwell Collins, Inc. prior thereto............................................           52

JEROME J. GASPAR -- Senior Vice President, Engineering and Technology of Rockwell Collins since
    June 2001; Vice President, Engineering and Technology of Rockwell Collins, Inc., a subsidiary of Rockwell, from January 2000 to May 2001; Vice President, Displays Center of Excellence of
    Rockwell Collins, Inc. from August 1997 to December 1999; Vice President, Programs of Rockwell
    Collins Commercial Avionics prior
    thereto.......................................................................................           56

NEAL J. KEATING -- Executive Vice President and Chief Operating Officer, Commercial Systems of
    Rockwell Collins since June 2001; Vice President and General Manager, Passenger Systems of
    Rockwell Collins, Inc., a subsidiary of Rockwell, from June 1999 to May 2001; Vice President and General Manager of Rockwell Collins Air Transport Systems from March 1997 to May 1999;
    Vice President and General Manager, Operator Interface Business of Rockwell Automation prior
    thereto.......................................................................................           46

HERMAN M. REININGA -- Senior Vice President, Operations of Rockwell Collins since June 2001; Vice
    President, Operations of Rockwell Collins, Inc., a subsidiary of Rockwell, prior thereto......           60

WILLIAM J. RICHTER -- Senior Vice President, Human Resources of Rockwell Collins since June 2001;
    Vice President, Human Resources of Rockwell Collins, Inc., a subsidiary of Rockwell, prior
    thereto.......................................................................................           55

ALFRED J. SPIGARELLI -- Vice President, Benefits and Administrative Services of Rockwell Collins
    since June 2001; Vice President, Benefits and Administrative Services of Rockwell from July
    1999 to May 2001; Vice President, Compensation and Benefits of Rockwell from June 1997 to July
    1999; Director, Benefits Administration of Rockwell prior thereto.............................           61

DEREK R. WIMMER -- Vice President and General Auditor of Rockwell Collins since June 2001;
    Controller of Rockwell Collins Air Transport Systems from November 2000 to May 2001; Senior
    Director, Commercial and Business Compliance of Rockwell Collins, Inc., a subsidiary of
    Rockwell, from October 1998 to November 2000; Vice President, International Planning and
    Development of Rockwell from November 1997 to September 1998; Director, International Planning
    and Development of Rockwell prior thereto.....................................................           55

         There are no family relationships, as defined, between any of the above executive officers. No officer of the Company was selected pursuant to any arrangement or understanding between him and any person other than the Company. All executive officers are elected annually.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol "COL". On December 17, 2001, there were 46,246 shareowners of record of the Company's Common Stock. The Company's Common Stock began trading "regular way" on the New York Stock Exchange on July 2, 2001. Prior to the Distribution, the Company's Common Stock traded on a "when-issued" basis from June 15, 2001 to June 29, 2001.

         The high and low trading prices of the Company's Common Stock on the New York Stock Exchange -- Composite Transactions reporting system during the fourth quarter of 2001 were $24.23 and $11.80, respectively.

         Prior to the Distribution, on June 29, 2001, the Company paid a cash dividend to Rockwell, then the Company's sole shareowner, in the amount of $300 million. On July 2, 2001, the Company announced a quarterly dividend of 9 cents per share, payable on September 4, 2001 to shareowners of record on August 13, 2001.

ITEM 6.  SELECTED FINANCIAL DATA.

         See the information in the table captioned SELECTED FINANCIAL DATA on page 63 of the 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         See the discussion and analysis under the caption MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS on pages 28-36 of the 2001 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See INDEPENDENT AUDITORS' REPORT, CONSOLIDATED STATEMENT OF FINANCIAL POSITION, CONSOLIDATED STATEMENT OF OPERATIONS, CONSOLIDATED STATEMENT OF CASH FLOWS, CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY AND COMPREHENSIVE INCOME, and NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on pages 37-62 of the 2001 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         See the information under the captions ELECTION OF DIRECTORS and INFORMATION AS TO NOMINEES FOR DIRECTORS AND CONTINUING DIRECTORS on pages 1-4 of the 2002 Proxy Statement.

         No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information with respect to executive officers of the Company under Item 4a of Part I.

ITEM 11. EXECUTIVE COMPENSATION.

         See the information under the captions EXECUTIVE COMPENSATION, OPTION GRANTS, AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES and RETIREMENT BENEFITS on pages 8-12 of the 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         See the information under the captions VOTING SECURITIES and OWNERSHIP BY MANAGEMENT OF EQUITY SECURITIES on pages 1 and 7, respectively, of the 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         See the information under the caption BOARD OF DIRECTORS AND COMMITTEES and CERTAIN TRANSACTIONS AND OTHER RELATIONSHIPS on pages 4-6 of the 2002 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Financial Statements, Financial Statement Schedules and
                  Exhibits.

         (1) Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries and are incorporated by reference in Item 8 from the 2001 Annual Report).

         Consolidated Statement of Financial Position, September 30, 2001 and 2000.

         Consolidated Statement of Operations, years ended September 30, 2001, 2000 and 1999.

         Consolidated Statement of Cash Flows, years ended September 30, 2001, 2000 and 1999.

         Consolidated Statement of Shareowners' Equity and Comprehensive Income, years ended September 30, 2001, 2000 and 1999.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.

         (2) Financial Statement Schedule for the years ended September 30, 2001, 2000 and 1999.

                                                                                     PAGE
                                                                                     ----
                  Independent Auditors' Report..................................     S-1
                  Schedule II -- Valuation and Qualifying Accounts..............     S-2

                  Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

         (3)      Exhibits

         3-a-1 Restated Certificate of Incorporation of the Company, as amended.

         3-a-2 Certificate of Merger effecting name change of the Company from "New Rockwell Collins, Inc." to "Rockwell Collins, Inc.".

         3-b-1 Amended By-Laws of the Company, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-63100), are incorporated herein by reference.

         4-a-1 Rights Agreement dated as of June 28, 2001 by and between the Company and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

         4-a-2 Indenture dated as of November 1, 2001 between the Company and Citibank, N.A., as Trustee, filed as Exhibit 4.b to the Company's Registration Statement on Form S-3 (No. 333-72914), is incorporated herein by reference.

         *10-a-1 The Company's 2001 Long-Term Incentives Plan, adopted by the Company's Board of Directors on June 1, 2001, to be submitted for approval by the Company's shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 333-63120), is incorporated herein by reference.

         *10-a-2 Forms of Stock Option Agreements under the Company's 2001 Long-Term Incentives Plan.

         *10-a-3 Form of Stock Option Agreement under the Company's 2001 Long-Term Incentives Plan for stock option grants to the non-executive Chairman of the Board of Directors.

         *10-a-4  Form of Restricted Stock Agreement under the Company's
                  2001 Long-Term Incentives Plan for restricted stock grants to the non-executive Chairman of the Board of Directors.

         *10-b-1 The Company's Directors Stock Plan, adopted by the Company's Board of Directors on June 1, 2001, to be submitted for approval by the Company's shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 001-16445) (the "Form 10"), is incorporated herein by reference.

         *10-b-2 Form of Stock Option Agreement under the Company's Directors Stock Plan.

         *10-b-3 Form of Restricted Stock Agreement under the Company's Directors Stock Plan.

         *10-c-1 The Company's Annual Incentive Compensation Plan for Senior Executive Officers, adopted by the Company's Board of Directors on June 1, 2001, to be submitted for approval by the Company's shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.4 to the Form 10, is incorporated herein by reference.

         *10-d-1 The Company's Incentive Compensation Plan, adopted by the Company's Board of Directors on September 12, 2001.

         *10-e-1 The Company's 2001 Stock Option Plan, adopted by the Company's Board of Directors on June 1, 2001, filed as Exhibit 10.3 to the Form 10, is incorporated herein by reference.

         *10-f-1 The Company's Deferred Compensation Plan, adopted by the Company's Board of Directors on June 13, 2001.

         *10-g-1 The Company's Non-Qualified Savings Plan, adopted by the Company's Board of Directors on June 13, 2001.

         *10-h-1 The Company's Non-Qualified Pension Plan, adopted by the Company's Board of Directors on June 13, 2001.

         *10-i-1 The Company's Master Trust -- Deferred Compensation and Non-Qualified Savings and Non-Qualified Pension Plans, adopted by the Company's Board of Directors on June 13, 2001.

         10-j-1 364-Day Credit Agreement dated as of May 30, 2001 among the Company, the Banks listed therein and The Chase Manhattan Bank, as Agent, filed as Exhibit 10.9.1 to the Form 10, is incorporated herein by reference.

         10-k-1 Five-Year Credit Agreement dated as of May 30, 2001 among the Company, the Banks listed therein and The Chase Manhattan Bank, as Agent, filed as Exhibit 10.9.2 to the Form 10, is incorporated herein by reference.

         10-l-1 Distribution Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

         10-m-1 Employee Matters Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

         10-n-1 Tax Allocation Agreement dated as of June 29, 2001 by and between Rockwell International Corporation and the Company, filed as Exhibit 2.3 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

         *10-o-1 Form of Change of Control Agreement between the Company and certain executives of the Company, filed as Exhibit 10.7.1 to the Form 10, is incorporated herein by reference.

         *10-o-2 Schedule identifying executives of the Company who are party to a Change of Control Agreement in the form set forth as
                  Exhibit 10-o-1 to this Annual Report on Form 10-K.

         *10-o-3 Form of Change of Control Agreement between the Company and certain executives of the Company, filed as Exhibit 10.8.1 to the Form 10, is incorporated herein by reference.

         *10-o-4 Schedule identifying executives of the Company who are party to a Change of Control Agreement in the form set forth as
                  Exhibit 10-o-3 to this Annual Report on Form 10-K, filed as
                  Exhibit 10.8.2 to the Form 10, is incorporated herein by reference.

         12       Statement re: Computation of Ratio of Earnings to Fixed
                  Charges.

         13 Portions of the 2001 Annual Report to Shareowners of the Company incorporated herein by reference.

         21       List of subsidiaries of the Company.

         23       Independent Auditors' Consent.

         24 Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

------------------
*        Management contract or compensatory plan or arrangement.

         (b)      Reports on Form 8-K.

         The Company filed a current report on Form 8-K dated July 11, 2001 in respect of the completion of the Distribution.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ROCKWELL COLLINS, INC.




                              By               /s/ GARY R. CHADICK
                                -----------------------------------------------
                                                   Gary R. Chadick
                                     Senior Vice President, General Counsel and
                                                      Secretary

Dated:  December 19, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 19th day of December, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

CLAYTON M. JONES*              President and Chief Executive Officer (principal
                                       executive officer) and Director

DONALD R. BEALL*                        Non-Executive Chairman of the
                                              Board of Directors

ANTHONY J. CARBONE*                                Director

MICHAEL P.C. CARNS*                                Director

RICHARD J. FERRIS*                                 Director

JOSEPH F. TOOT, JR.*                               Director

LAWRENCE A. ERICKSON*         Senior Vice President and Chief Financial Officer
                                        (principal financial officer)

PATRICK E. ALLEN*                    Vice President Finance and Treasurer
                                        (principal accounting officer)


*By          /s/ GARY R. CHADICK
   -----------------------------------------
             Gary R. Chadick, Attorney-in-fact**

** By authority of the powers of attorney filed herewith.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of Rockwell Collins, Inc. Cedar Rapids, Iowa

We have audited the consolidated financial statements of Rockwell Collins, Inc. and subsidiaries (formerly the avionics and communications business of Rockwell International Corporation) as of September 30, 2001 and 2000, and for each of the three years in the period ended September 30, 2001, and have issued our report thereon dated November 1, 2001, which report includes an explanatory paragraph noting that the Company had not previously operated as a stand-alone company during the periods presented; such financial statements and report are included in your 2001 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Rockwell Collins, Inc. and subsidiaries, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
November 1, 2001

                                                                     SCHEDULE II

                             ROCKWELL COLLINS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                                  (IN MILLIONS)

                                            BALANCE AT      CHARGED TO                                       BALANCE AT
                                            BEGINNING        COSTS AND                                         END OF
DESCRIPTION                                OF YEAR (A)        EXPENSES      OTHER (B)    DEDUCTIONS (C)        YEAR (A)
-----------                                -----------        --------      ---------    --------------        --------
Year ended September 30, 2001:
  Allowance for doubtful accounts........     $    9          $ 11             $    1     $    (1)          $    20
  Allowance for excess and obsolete
   inventories...........................         95            36                  3         (13)              121
Year ended September 30, 2000:
   Allowance for doubtful accounts.......          8            --                  1          --                 9
   Allowance for excess and obsolete
     inventories.........................         89            10                 13         (17)               95
Year ended September 30, 1999:
   Allowance for doubtful accounts.......          9             1                 --          (2)                8
   Allowance for excess and obsolete
     inventories.........................        103             3                 (8)         (9)               89

--------------
(a)  Includes allowances for trade and other long-term receivables.
(b) Consists principally of amounts relating to businesses acquired and businesses disposed of.
(c)  Amounts written off.

                                  EXHIBIT INDEX

         3-a-1 Restated Certificate of Incorporation of the Company, as amended.

         3-a-2 Certificate of Merger effecting name change of the Company from "New Rockwell Collins, Inc." to "Rockwell Collins, Inc.".

         3-b-1 Amended By-Laws of the Company, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-63100), are incorporated herein by reference.

         4-a-1 Rights Agreement dated as of June 28, 2001 by and between the Company and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

         4-a-2 Indenture dated as of November 1, 2001 between the Company and Citibank, N.A., as Trustee, filed as Exhibit 4.b to the Company's Registration Statement on Form S-3 (No. 333-72914), is incorporated herein by reference.

         *10-a-1 The Company's 2001 Long-Term Incentives Plan, adopted by the Company's Board of Directors on June 1, 2001, to be submitted for approval by the Company's shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 333-63120), is incorporated herein by reference.

         *10-a-2 Forms of Stock Option Agreements under the Company's 2001 Long-Term Incentives Plan.

         *10-a-3 Form of Stock Option Agreement under the Company's 2001 Long-Term Incentives Plan for stock option grants to the non-executive Chairman of the Board of Directors.

         *10-a-4 Form of Restricted Stock Agreement under the Company's 2001 Long-Term Incentives Plan for restricted stock grants to the non-executive Chairman of the Board of Directors.

         *10-b-1 The Company's Directors Stock Plan, adopted by the Company's Board of Directors on June 1, 2001, to be submitted for approval by the Company's shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 001-16445) (the "Form 10"), is incorporated herein by reference.

         *10-b-2 Form of Stock Option Agreement under the Company's Directors Stock Plan.

         *10-b-3 Form of Restricted Stock Agreement under the Company's Directors Stock Plan.

         *10-c-1 The Company's Annual Incentive Compensation Plan for Senior Executive Officers, adopted by the Company's Board of Directors on June 1, 2001, to be submitted for approval by the Company's shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.4 to the Form 10, is incorporated herein by reference.

         *10-d-1 The Company's Incentive Compensation Plan, adopted by the Company's Board of Directors on September 12, 2001.

         *10-e-1 The Company's 2001 Stock Option Plan, adopted by the Company's Board of Directors on June 1, 2001, filed as Exhibit 10.3 to the Form 10, is incorporated herein by reference.

         *10-f-1 The Company's Deferred Compensation Plan, adopted by the Company's Board of Directors on June 13, 2001.

         *10-g-1 The Company's Non-Qualified Savings Plan, adopted by the Company's Board of Directors on June 13, 2001.

         *10-h-1 The Company's Non-Qualified Pension Plan, adopted by the Company's Board of Directors on June 13, 2001.

         *10-i-1 The Company's Master Trust -- Deferred Compensation and Non-Qualified Savings and Non-Qualified Pension Plans, adopted by the Company's Board of Directors on June 13, 2001.

         10-j-1 364-Day Credit Agreement dated as of May 30, 2001 among the Company, the Banks listed therein and The Chase Manhattan Bank, as Agent, filed as Exhibit 10.9.1 to the Form 10, is incorporated herein by reference.

         10-k-1 Five-Year Credit Agreement dated as of May 30, 2001 among the Company, the Banks listed therein and The Chase Manhattan Bank, as Agent, filed as Exhibit 10.9.2 to the Form 10, is incorporated herein by reference.

         10-l-1 Distribution Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

         10-m-1 Employee Matters Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

         10-n-1 Tax Allocation Agreement dated as of June 29, 2001 by and between Rockwell International Corporation and the Company, filed as Exhibit 2.3 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

         *10-o-1 Form of Change of Control Agreement between the Company and certain executives of the Company, filed as Exhibit 10.7.1 to the Form 10, is incorporated herein by reference.

         *10-o-2 Schedule identifying executives of the Company who are party to a Change of Control Agreement in the form set forth as
                  Exhibit 10-o-1 to this Annual Report on Form 10-K.

         *10-o-3 Form of Change of Control Agreement between the Company and certain executives of the Company, filed as Exhibit 10.8.1 to the Form 10, is incorporated herein by reference.

         *10-o-4 Schedule identifying executives of the Company who are party to a Change of Control Agreement in the form set forth as
                  Exhibit 10-o-3 to this Annual Report on Form 10-K, filed as
                  Exhibit 10.8.2 to the Form 10, is incorporated herein by reference.

         12       Statement re: Computation of Ratio of Earnings to Fixed
                  Charges.

         13 Portions of the 2001 Annual Report to Shareowners of the Company incorporated herein by reference.

         21       List of subsidiaries of the Company.

         23       Independent Auditors' Consent.

         24 Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

------------------
*        Management contract or compensatory plan or arrangement.

         (b)      Reports on Form 8-K.

         The Company filed a current report on Form 8-K dated July 11, 2001 in respect of the completion of the Distribution.