Form 10-Q
period 2001-12-31
ROCKWELL COLLINS INC
filed 2002-02-11
CIK 1137411

.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                       December 31, 2001

Commission file number                                                         1-16445

Rockwell Collins, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2314475
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

400 Collins Road NE, Cedar Rapids, Iowa	52498
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number,

including area code                                                                         (319) 295-6835

(Office of the Corporate Secretary)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

183,512,758 shares of registrant’s Common Stock, par value $.01 per share, were outstanding on January 31, 2002.

ROCKWELL COLLINS, INC.

PART I.      FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Unaudited)

(in millions)

	December 31,	September 30,
	2001	2001
ASSETS
Current Assets:

Cash

$

 53

$

 60

Receivables

517

628

Inventories	770	738
Current deferred income taxes	191	189

Other current assets

32

24

Total current assets

1,563

1,639

Property	426	448
Goodwill	214	184
Intangible Assets	78	101
Other Assets	274	256

TOTAL ASSETS	$2,555	$2,628

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Short-term debt	$175	$202

Accounts payable

191

246

Compensation and benefits	207	231
Income taxes payable	17	15

Product warranty costs

153

146

Other current liabilities	301	295

Total current liabilities

1,044

1,135

Retirement Benefits	331	341
Other Liabilities	39	42

Shareowners’ Equity:

Common stock (shares authorized: 1,000; shares issued and outstanding at December 31, 2001: 183.7)

2

2

Additional paid-in capital

1,202

1,201

Retained deficit

(34

)

(65

)

Accumulated other comprehensive loss	(29)	(28)
Total shareowners’ equity	1,141	1,110

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,555	$2,628

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended
	December 31,
	2001	2000

Sales	$563	$587

Costs and expenses:
Cost of sales	420	429
Selling, general, and administrative expenses	69	72
Interest expense	2	—
Losses (earnings) from equity affiliates	1	(2)
Other income	(1)	(1)

Total costs and expenses	491	498

Income before income taxes	72	89

Income tax provision	24	31

Net income	$48	$58

Earnings per share:
Basic	$0.26
Diluted	$0.26

Weighted average common shares:
Basic	183.6
Diluted	183.8

Cash dividends per share (Note 1)	$0.09

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended
	December 31,
	2001	2000
Operating Activities:
Net income	$48	$58
Adjustments to arrive at cash provided by operating activities:
Depreciation	19	24
Amortization of intangible assets	1	9
Deferred income taxes	3	—

Changes in assets and liabilities, excluding effects of an acquisition and foreign currency adjustments:

Receivables

111

30

Inventories	(35)	(29)
Accounts payable	(55)	(73)
Income taxes payable	2	—

Compensation and benefits

(24

)

(31

)

Other assets and liabilities	(22)	(72)
Cash Provided by (Used for) Operating Activities	48	(84)

Investing Activities:
Property additions	(13)	(18)
Acquisition of a business, net of cash acquired	(4)	(273)
Proceeds from the disposition of property	5	—

Cash Used for Investing Activities

(12

)

(291

)

Financing Activities:

Decrease in short-term borrowings

(27

)

—

Cash dividends	(17)	—
Proceeds from the exercise of stock options	1	—
Net transfers from Rockwell	—	372

Cash (Used for) Provided by Financing Activities

(43

)

372

Effect of exchange rate changes on cash	—	3

Net Change in Cash	(7)	—
Cash at Beginning of Period	60	20
Cash at End of Period	$53	$20

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                          Basis of Presentation

On June 29, 2001, Rockwell Collins, Inc. (the Company or Rockwell Collins) became an independent, separately traded, publicly-held company when Rockwell International Corporation (Rockwell) spun off its former avionics and communications business (Avionics and Communications) and certain other assets and liabilities of Rockwell by means of a distribution (the Distribution) of all the outstanding shares of common stock of the Company to the shareowners of Rockwell in a tax-free spin-off. In the Distribution, each Rockwell shareowner received one share of the Company’s common stock for each share of Rockwell common stock owned as of the close of business on June 15, 2001.

The financial statements for periods prior to the Distribution reflect the results of operations and cash flows of Avionics and Communications as operated by Rockwell prior to the Distribution, as well as the Company’s share of earnings and losses from its 50 percent ownership interest in Rockwell Scientific Company LLC that was transferred to the Company in connection with the Distribution. In addition, the financial statements for periods prior to the Distribution include an allocation for management and other services provided by Rockwell to the Company including, but not limited to, corporate oversight, financial, legal, tax, payroll and employee benefits administration services. Total costs for these services totaled $10 million for the three months ended December 31, 2000. Management believes that the method of allocating these costs to the Company was reasonable and the amounts approximate the costs that would have been incurred by the Company on a stand-alone basis. The financial statements for periods prior to the Distribution are not necessarily indicative of what the financial position, results of operations and cash flows would have been if Rockwell Collins had been an independent public company during such periods. Financial data included in the accompanying financial statements for periods subsequent to the Distribution have been prepared on a basis that reflects the historical assets, liabilities, and operations of the business contributed to the Company by Rockwell.

The financial statements of Rockwell Collins have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, long-term contracts, allowances for doubtful accounts, inventory obsolescence, product warranty costs, customer incentives, employee benefits, income taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects, if any, are reflected in the Statement of Operations in the period that they are determined.

In the opinion of management of Rockwell Collins, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, including the financial statements in Exhibit 13 incorporated by reference in the Form 10-K. The results of operations for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

At the end of each interim reporting period the Company makes an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis.

The Company operates on a fiscal year basis with the fiscal year ending on September 30. All date references contained herein relate to the Company’s fiscal year unless otherwise stated.

Earnings per share information for the three months ended December 31, 2000 has not been presented as the Company was not an independent company during this period. However, pro forma earnings per share has been presented in Note 16 as if the Distribution had occurred at October 1, 2000 and giving effect to earnings adjustments resulting from certain assets and liabilities assumed or incurred by the Company in connection with the Distribution.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 2, 2001 the Board of Directors of the Company declared a quarterly dividend of nine cents per share on its common stock, paid on December 3, 2001 to shareowners of record on November 12, 2001.

2.                          Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 is effective beginning in fiscal year 2003 and requires recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. Management does not expect the adoption of SFAS 143 to have a material effect on the Company’s results of operations or financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective beginning in fiscal year 2003 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more matters being reported as discontinued operations than is permitted under current accounting principles.

3.                          Acquisition of a Business

In December 2000, Rockwell Collins acquired Kaiser Aerospace and Electronics Corporation (Kaiser). Kaiser is a leading supplier of flight deck display solutions for tactical aircraft, optical technologies for instrumentation and communication, and specialized aircraft products for the defense and aerospace industry. The purchase price, net of cash acquired, was approximately $302 million, of which $199 million was allocated to goodwill, $46 million was allocated to intangibles with finite lives and $19 million was allocated to intangibles with indefinite lives. The weighted average useful life of the intangibles with finite lives is 11.4 years. During the three months ended December 31, 2001 the Company paid $4 million to the former shareowners of Kaiser, bringing the total cash payments to date for this acquisition to $296 million with the remaining balance expected to be paid by the end of 2003.

4.                          Receivables

Receivables are summarized as follows (in millions):

	December 31,	September 30,
	2001	2001

Billed	$442	$551
Unbilled	140	139
Less progress payments	(45)	(42)
Total	537	648
Less allowance for doubtful accounts	(20)	(20)
Receivables	$517	$628

5.                          Inventories

Inventories are summarized as follows (in millions):

	December 31,	September 30,
	2001	2001

Finished goods	$193	$176
Work in process	266	281
Raw materials, parts, and supplies	352	331
Total	811	788
Less progress payments	(41)	(50)
Inventories	$770	$738

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.                          Property

Property is summarized as follows (in millions):

	December 31,	September 30,
	2001	2001

Land	$26	$27
Buildings and improvements	210	208
Machinery and equipment	495	517
Information systems software and hardware	249	250
Construction in progress	49	51
Total	1,029	1,053
Less accumulated depreciation	(603)	(605)
Property	$426	$448

7.         Goodwill and Intangible Assets

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The adoption of SFAS 141 resulted in the reclassification of assembled workforce with a net carrying value of $18 million to goodwill as assembled workforce does not meet the criteria for a separately identifiable intangible asset under this new accounting standard.

The Company also adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), on October 1, 2001. SFAS 142 provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but reviewed at least annually for impairment. Intangible assets that do not have indefinite lives will continue to be amortized over their estimated useful lives.

Changes in the carrying amount of goodwill for the three months ended December 31, 2001 is summarized as follows (in millions):

	Commercial	Government
	Systems	Systems	Total

Balance at September 30, 2001	$77	$107	$184
Assembled workforce reclass, net of deferred taxes of $6 million	3	9	12
Balance at October 1, 2001	80	116	196
Kaiser acquisition adjustments	1	17	18
Balance at December 31, 2001	$81	$133	$214

                                    As required under SFAS 142, the Company performed impairment tests on goodwill by comparing the current fair values of its reportable units containing goodwill balances to their carrying values. Fair values were determined using outside valuation experts utilizing accepted valuation techniques. These impairment tests yielded no goodwill impairment.

Intangible assets at December 31, 2001 are summarized as follows (in millions):

		Accum
	Gross	Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$63	$8	$55
License agreements	3	3	—
Intangible assets with indefinite lives:
Trademarks and tradenames	19	1	18
Intangible asset related to minimum pension liability	5	—	5
Total	$90	$12	$78

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

                                    In connection with the Company’s adoption of SFAS 142, a review was performed of the remaining estimated useful lives of all recorded intangible assets. As a result of this review, trademarks and tradenames were determined to have indefinite lives and will no longer be amortized beginning October 1, 2001. In addition, trademarks and tradenames were tested for impairment as required by SFAS 142 and were determined not to be impaired.

Intangible amortization expense, primarily developed technology and patents, for the three months ended December 31, 2001 was $1 million. Estimated intangible amortization expense for the full year 2002 and for each of the five succeeding years is $5 million, respectively.

                                    Pro forma financial information for the three months ended December 31, 2000, reflecting adjustments relating to the adoption of SFAS 141 and SFAS 142, is presented in Note 16.

8.                          Other Assets

Other assets are summarized as follows (in millions):

	December 31,	September 30,
	2001	2001

Long-term deferred income taxes	$14	$8
Investments in equity affiliates	52	53
Prepaid pension cost	142	141
Other	66	54
Other assets	$274	$256

9.                          Debt

Commercial paper borrowings outstanding were $175 million at December 31, 2001 and $202 million at September 30, 2001. The weighted average interest rate and maturity period of the commercial paper outstanding at December 31, 2001 was 2.4 percent and 25 days, respectively.

Interest paid in the three months ended December 31, 2001 was $2 million.

10.                   Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2001	2001

Customer incentives	$99	$101
Contract loss reserves	98	86
Advance payments from customers	45	52
Other	59	56
Other current liabilities	$301	$295

11.                   Retirement Benefits

Pension Benefits

The Company lowered its expected rate of return on pension plan assets in 2002 to 9.00 percent from 9.75 percent in 2001 based upon current investment mix and market outlook. This reduction in expected rate of return on pension plan assets is expected to increase the Company’s net periodic pension expense by approximately $14 million in 2002 of which $4 million was recorded for the three months ended December 31, 2001.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Retiree Medical Benefits

On November 30, 2001, the Company remeasured its liability for postretirement medical benefits to determine the effect of the significant workforce reductions in 2002 resulting from the Company’s 2001 comprehensive restructuring plan. The actuarial assumptions used in performing this remeasurement were the same as those assumptions used at the June 30, 2001 measurement date except for the discount rate and the expected return on plan assets, which were reduced to 7.0 percent and 9.0 percent, respectively. As a result of the November 30, 2001 remeasurement, the Company’s accumulated postretirement benefit obligation increased $21 million to $361 million. The Company will recognize a curtailment gain of approximately $14 million in 2002 as the workforce reductions are completed related to the accelerated recognition of a deferred gain related to a plan amendment. The Company recorded $7 million of this curtailment gain for the three months ended December 31, 2001.

Employee Stock Purchase Plan

                                    In December 2001, the Company initiated an Employee Stock Purchase Plan (ESPP) which allows employees to contribute up to 15 percent of their base compensation toward the purchase of the Company’s stock at a 15 percent discount. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85 percent of the lower of the fair market value on the first or the last day of the offering period. There are two offering periods during the year, each lasting six months, beginning on December 1 and June 1.

12.                   Comprehensive Income

Comprehensive income for the three months ended December 31, 2001 and 2000 was $47 million and $60 million, respectively.

13.                   2001 Restructuring Plan

In September 2001, the Company announced a comprehensive restructuring plan to reduce its workforce and streamline certain operations. These actions were undertaken in response to the sharp and sudden decline in anticipated sales volumes in the commercial air transport market resulting from the September 11, 2001 terrorist acts. As a result of this plan, the Company recorded charges of $34 million in the fourth quarter of 2001 which was comprised of $28 million of employee separation costs, $4 million of facility exit costs, and $2 million of asset write-downs.

The restructuring plan included involuntary separations of approximately 2,800 employees. These employee separations are broad based and affect all business groups, with the largest number of reductions in the Commercial Systems business and organizations that support commercial product lines. Approximately 90 percent of these employee separations are expected to be completed by the end of the second quarter of 2002 with the remainder to be completed by the end of 2002. As of December 31, 2001, approximately 1,600 of these employee separations have been completed and $9 million of employee separation costs have been paid. Employee separation costs include severance, fringe benefits during the severance period, and outplacement costs.

The restructuring plan also included the consolidation of the in-flight entertainment product line into one facility in Pomona, California; the closure of certain service centers, sales and other offices in California, Illinois, Australia, and Southeast Asia; and the consolidation of certain manufacturing operations. Facility exit costs are comprised primarily of lease payment or cancellation costs pursuant to contractual obligations. Facility exit actions are substantially complete at service centers in California and Southeast Asia, as well as an office in Illinois. Facility consolidation of the Company’s in-flight entertainment business in California will be complete in the second quarter of 2002. Exit costs associated with these actions will continue through the term of the lease periods for these facilities. Remaining actions are in process and are expected to be complete by the end of 2002.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The changes in the restructuring reserves during the three months ended December 31, 2001 is as follows (in millions):

	Reserve at		Reserve at
	September 30,	Cash	December 31,
	2001	Payments	2001
Employee separation cost	$28	$9	$19
Facility exit costs	4	—	4
Total	$32	$9	$23

14.                   Contingent Liabilities

Pursuant to the terms of the distribution agreement entered into among Rockwell, the Company and Rockwell Scientific Company LLC, the Company assumed all responsibility for current and future litigation, including environmental proceedings, against Rockwell or its subsidiaries with respect to the operations of the Company’s business.

On January 15, 1997, a civil action was filed against the Company in the United States District Court for the District of Arizona in Tucson, Universal Avionics Systems Corp. v. Rockwell International Corp. and Rockwell Collins, Inc., in which Universal, a manufacturer and marketer of aviation electronics, including Flight Management Systems (FMS), asserted four claims against the Company arising out of its participation in the FMS business: (1) attempted monopolization under Section 2 of the Sherman Act; (2) anticompetitive conduct (exclusive dealing and tying) under Section 1 of the Sherman Act and Section 3 of the Clayton Act; (3) tortious interference with business relationships and prospective economic business advantage under the common law of Arizona; and (4) unfair competition under the common law of Arizona. Universal seeks damages of approximately $35 million before trebling for the alleged antitrust violations; actual damages of an unspecified amount for the alleged common law violations; punitive damages; attorneys’ fees and injunctive relief. The Company and Rockwell have denied the allegations and have asserted counterclaims against Universal for defamation and unfair competition. On July 17, 2001, the district court granted defendants’ motion for partial summary judgment for failure to allege a relevant market entitling plaintiff to relief, certified that ruling for appeal, dismissed as moot other motions for summary judgment filed by defendants challenging plaintiff’s attempted monopolization, exclusive dealing and tying claims, and stayed further proceedings, including rulings on motions for summary judgment filed by defendants as to plaintiff’s other claims, pending appeal. On July 19, 2001, plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals. The parties are in the process of submitting written briefs to the appellate court.

On April 3, 2000, a civil action was filed against the Company in the Court of Common Pleas of Pennsylvania for Allegheny County, Westinghouse Air Brake Technologies Corp. v. Rockwell Collins, Inc., asserting various claims arising out of the plaintiff’s purchase of the Company’s former Railroad Electronics Business pursuant to a Sale Agreement on October 5, 1998. Specifically, the plaintiff alleges that it is entitled under provisions of the Sale Agreement to a post-closing adjustment of approximately $7 million in the purchase price, and that it is entitled to unspecified damages for alleged misrepresentations, breaches of warranty, mistake of fact, and failure by the Company to turn over certain assets and to provide certain post-closing support. On December 13, 2000, the trial court ordered that the claim for a post-closing adjustment in the purchase price be submitted to mandatory arbitration pursuant to the provisions of the Sale Agreement, but declined to stay court proceedings on the other issues during pendency of the arbitration proceeding. The parties are in the early stages of discovery in the lawsuit and are in the process of arbitrating the post-closing purchase price adjustment claim.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 14, 1995, a civil action was filed in the United States District Court for the Western District of Texas, El Paso Division, United States ex. rel Staines v. Rockwell International Corp., under the qui tam provisions of the False Claims Act seeking unspecified damages for alleged violations of the Act on two contracts with an agency of the U.S. Government under which an electronics fabricating plant in El Paso now owned by The Boeing Company performed work on subcontract for another facility now owned by Boeing, and two contracts where the plant performed work on subcontract for the Company’s Dallas, Texas facility. Specifically with respect to the work performed at the El Paso plant for the Company, the plaintiff alleges that certain components were improperly tested and that certain components removed from circuit boards for testing were thereafter reinstalled when they should not have been. The Boeing Company has agreed to defend and indemnify the Company and Rockwell for claims relating to work performed on Boeing contracts, and for any wrongdoing that may have occurred at the El Paso plant relating to work performed there for the Company, but not for wrongdoing, if any, that may have occurred at or under the direction of the Company’s Dallas facility. In October 1998 the United States declined to intervene in the action on its own behalf and the plaintiff has since proceeded to prosecute the action himself with private counsel. Rockwell and Boeing have denied wrongdoing and are vigorously defending the action. Discovery is not yet complete. On May 11, 1999 Boeing and Rockwell filed a motion to dismiss the case on the pleadings, which motion is still pending. On July 27, 2001, the court entered an order requiring expedited discovery. A status conference is scheduled for March 4, 2002 at which time the judge is expected to set the trial date.

On June 18, 2001, Thales Avionics In-Flight Systems, Inc. (“Thales”) sued a Company employee, Calvin Fang (“Fang”), for conversion, breach of contract, misappropriation of trade secrets, interference with prospective economic advantage, fraud and conspiracy (“Lawsuit”). In the Lawsuit, Thales alleges that in 2001, Fang left his employment at the Company, obtained employment at Thales, misappropriated certain alleged trade secrets, left his employment at Thales, returned to the Company and disclosed the alleged trade secrets to other Company employees. On June 26, 2001, Thales served the Company with a subpoena requesting that the Company produce various electronic and other evidence but did not name the Company at that time. On September 6, 2001, Thales filed a first Amended Complaint (“Amended Complaint”) and named as additional defendants the Company and eight of its employees: Greg Nelson, Chris Jameson, Shawn Kathol, Robert Troxel, James Whitehouse, Kathy Garcia, Wayne Hitchcock and Gregory Piponius (collectively, the “Individual Defendants”). The Amended Complaint contains six causes of action against the Company and the Individual Defendants: misappropriation of trade secrets, fraud, unfair competition, conspiracy, conversion, and interference with prospective economic advantage. In this Lawsuit, Thales has asked the court to: (a) order the Company and the Individual Defendants to return Thales’ trade secrets allegedly misappropriated by Calvin Fang; (b) enjoin the Company and the Individual Defendants from using, retaining, and disseminating the allegedly misappropriated trade secrets, (c) assess damages in the amount equal to the alleged unjust enrichment, (d) assess restitutionary damages, (e) order the Company to pay reasonable royalties if no unjust enrichment and restitution amounts are provable, (f) assess exemplary and punitive damages in an amount according to proof, and (g) order the Company and the Individual Defendants to pay Thales’ attorneys’ fees and costs. The Company has terminated Fang’s employment. The Company and each of the Individual Defendants have denied the allegations set forth in the Amended Complaint and are vigorously contesting Thales’ allegations. The parties are in the early stages of discovery in the Lawsuit. A trial date has been set for December 2, 2002.

In addition, various other lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, environmental, safety and health, contract and employment matters.

Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company’s business or financial condition.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.                   Business Segment Information

                              The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended
	December 31,
	2001	2000
Sales:
Commercial Systems	$326	$382
Government Systems	237	205
Total	$563	$587

Segment operating earnings:
Commercial Systems	$44	$61
Government Systems	39	34
Total	83	95

Interest expense	(2)	—
(Losses) earnings from equity affiliates	(1)	2
General corporate - net	(8)	(8)
Income before income taxes	72	89
Income tax provision	(24)	(31)
Net income	$48	$58

Effective October 1, 2001 management changed its method of evaluating segment performance by including purchase accounting related depreciation of property and intangible asset amortization within segment operating earnings. In addition, the Company changed the composition of the Commercial Systems segment to include a business acquired as part of the Kaiser acquisition, which was previously reported as part of Government Systems. Prior period amounts have been reclassified to conform to the current year presentation.

Sales by product category are summarized as follows (in millions):

	Three Months Ended
	December 31,
	2001	2000

Commercial Avionics Products	$253	$301
In-Flight Entertainment Products	73	81
Defense Electronics Products	237	205
Total	$563	$587

16.                   Pro Forma Financial Information

The following pro forma financial information is presented as though both the Distribution and the adoption of SFAS 141 and SFAS 142 occurred at October 1, 2000. The as reported and pro forma financial information presented below reflects the changes in the definition of segment operating earnings and composition of segments as discussed in Note 15. Pro forma financial information is not necessarily indicative of the financial results of the Company had the Distribution occurred at October 1, 2000.

Pro forma adjustments related to the Distribution include interest expense on $300 million of commercial paper borrowings used to fund the special payment to Rockwell and income and costs related to employee benefit obligations, including pension and other retirement benefits, related to active and former Rockwell employees not associated with the Avionics and Communications business that were assumed by the Company in connection with the Distribution. Interest expense, including debt issuance costs, was accrued at 7.1 percent for the three months ended December 31, 2000.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SFAS 141 and SFAS 142 pro forma financial information includes the adjustments for amortization expense related to goodwill, trademarks and tradenames as these intangibles are no longer being amortized. Pro forma financial information also includes adjustments for amortization related to assembled workforce as this intangible asset has been reclassified to goodwill and is no longer being amortized.

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

The number of pro forma weighted average shares outstanding used in the basic and diluted earnings per share calculation were based upon the weighted average number of Rockwell shares outstanding for the applicable period and the Distribution ratio of one share of the Company’s common stock for each share of Rockwell common stock. The number of pro forma weighted average common share equivalents used in the diluted earnings per share calculation were based upon the number of Rockwell common share equivalents outstanding for the applicable period, adjusted for the Distribution as described in the preceding paragraph.

Pro forma financial information for the three months ended December 31, 2000 is calculated as follows (in millions, except per share amounts):

		Pro Forma Adjustments
			SFAS
	Reported	Distribution	141 / 142	Pro Forma
Sales:
Commercial Systems	$382	$—	$—	$382
Government Systems	205	—	—	205
Total	$587	$—	$—	$587

Segment operating earnings:
Commercial Systems	$61	$—	$5	$66
Government Systems	34	—	—	34
Total	95	—	5	100

Interest expense	—	(5)	—	(5)
Earnings from equity affiliates	2	—	—	2
General corporate - net	(8)	2	—	(6)
Income before income taxes	89	(3)	5	91
Income tax provision	(31)	1	(1)	(31)
Net income	$58	$(2)	$4	$60

Pro forma earnings per share:
Basic				$0.33
Diluted				$0.32

Pro forma weighted average common shares:
Basic				182.5
Diluted				185.5

ROCKWELL COLLINS, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Rockwell Collins became an independent publicly traded company on June 29, 2001 following its spin-off from Rockwell International Corporation. The following management discussion and analysis is based upon actual reported financial results for the three months ended December 31, 2001 and pro forma financial results for the three months ended December 31, 2000 and should be read in conjunction with the unaudited consolidated financial statements and notes thereto in Item 1 of Part 1 of this quarterly report.

The Company operates on a fiscal year basis with the fiscal year ending on September 30. All date references contained herein relate to the Company’s fiscal year unless otherwise stated.

Pro forma net income includes the adjustments necessary to present our results of operations as if both the Distribution and our adoption of Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) occurred at October 1, 2000. Pro forma adjustments related to the Distribution include (1) interest expense on $300 million of commercial paper borrowings used to fund the special payment to Rockwell, and (2) income and costs related to employee benefit obligations, including pension and other retirement benefits, related to active and former Rockwell employees not associated with the Avionics and Communications business that were assumed by the Company in connection with the Distribution. Pro forma adjustments related to our adoption of SFAS 141 and SFAS 142 include adjustments for amortization expense related to goodwill, trademarks and tradenames and assembled workforce as these intangibles are no longer being amortized. Pro forma financial information is not necessarily indicative of the financial results of the Company had the Distribution occurred at October 1, 2000.

Effective October 1, 2001 we changed our method of evaluating segment performance by including purchase accounting related depreciation of property and intangible asset amortization within segment operating earnings. In addition, we changed the composition of the Commercial Systems segment to include a business acquired in connection with the Kaiser acquisition, which was previously reported as part of Government Systems. Prior period amounts have been reclassified to conform to the current year presentation.

ROCKWELL COLLINS, INC.

The following table presents segment sales and operating earnings information for the three months ended December 31 (in millions, except per share amounts):

		Pro Forma
	2001	2000
Sales:
Commercial Systems	$326	$382
Government Systems	237	205
Total	$563	$587

Segment operating earnings:
Commercial Systems	$44	$66
Government Systems	39	34
Total	83	100

Interest expense	(2)	(5)
(Losses) earnings from equity affiliates	(1)	2
General corporate - net	(8)	(6)
Income before income taxes	72	91
Income tax provision	(24)	(31)

Net income	$48	$60

Earnings per share:
Basic	$0.26	$0.33
Diluted	$0.26	$0.32

Weighted average common shares:
Basic	183.6	182.5
Diluted	183.8	185.5

Three Months Ended December 31, 2001 and 2000

Sales decreased $24 million, or 4 percent, to $563 million for the three months ended December 31, 2001, compared to sales of $587 million in the same period last year. Lower sales resulted from weakness in the commercial aerospace market in the wake of September 11th, partially offset by the effects of an acquisition and strong conditions in the defense electronics markets we serve. Net income for the three months ended December 31, 2001 was $48 million, or 8.5 percent of sales, compared with pro forma net income of $60 million, or 10.2 percent of sales in the same period last year. This decrease resulted primarily from lower sales volumes while we sustained our overall research and development expenditures at levels comparable to the prior year. Diluted earnings per share for the three months ended December 31, 2001 was 26 cents, compared with diluted pro forma earnings per share of 32 cents in the same period a year ago.

Commercial Systems sales for the three months ended December 31, 2001 were $326 million, a decline of $56 million, or 15 percent, compared to $382 million in the same period last year. Lower sales of commercial avionics into the air transport and business and regional jet markets accounted for the majority of the decrease. In-flight entertainment sales were slightly lower than prior year, but declined to a lesser extent than experienced in the commercial avionics product lines due to completion of current in-flight entertainment contractual commitments. Commercial Systems’ segment operating earnings for the three months ended December 31, 2001 were $44 million compared to $66 million in the first three months of last year. Operating earnings as a percent of sales decreased to 13.5 percent for the three months ended December 31, 2001 compared with 17.3 percent in the prior year. These declines are the result of lower sales volumes and unfavorable product mix combined with a sustained level of research and development expenditures in order to meet customer commitments.

ROCKWELL COLLINS, INC.

Government Systems sales were $237 million for the three months ended December 31, 2001 compared with $205 million in the same period a year ago, an increase of $32 million or 16 percent. The Kaiser Aerospace and Electronics (Kaiser) acquisition completed in December 2000 accounted for $25 million of this increase. In addition, higher sales in data links and the integrated applications related to several helicopter programs, more than offset a $24 million sales decline on the KC-135 Pacer Crag aircraft retrofit program which was completed in the previous year. Government Systems segment operating earnings increased to $39 million for the three months ended December 31, 2001 on higher sales volume compared with $34 million in the prior year. Segment operating earnings as a percentage of sales was 16.5 percent for the three months ended December 31, 2001, compared to 16.6 percent last year.

Restructuring

In September 2001, we announced a comprehensive restructuring plan to reduce our workforce and streamline certain operations. These actions were undertaken in response to the sharp and sudden decline in anticipated sales volumes in the commercial air transport market resulting from the September 11th terrorist attacks. The restructuring plan included involuntary separations of approximately 2,800 employees, or 16 percent of our workforce. These employee separations are broad based and affect all business groups, with the largest number of reductions in the Commercial Systems business and organizations that support commercial product lines. The restructuring plan also included the consolidation of the in-flight entertainment business into one facility in Pomona, California; the closure of certain service centers, sales and other offices in California, Illinois, Australia, and Southeast Asia; and the consolidation of certain manufacturing operations. As a result of this plan, we recorded a restructuring charge of $34 million in the fourth quarter of 2001. This charge was comprised of $28 million of employee separation costs, $4 million of facility exit costs, and $2 million of asset write-downs.

As of December 31, 2001, approximately 1,600 of these employee separations have been completed and $9 million of employee separation costs have been paid. Approximately 90 percent of our planned employee separations are expected to be completed by the end of the second quarter of 2002 with the remainder to be completed by the end of 2002. Facility exit actions are substantially complete at service centers in California and Southeast Asia, as well as an office in Illinois. Facility consolidation of our in-flight entertainment business in California will be complete in the second quarter of 2002 with the remaining actions expected to be complete by the end of 2002. Our restructuring plan, combined with other cost saving initiatives, is expected to result in pre-tax savings of approximately $180 million in 2002 increasing to approximately $220 million in 2003 and is expected to position us to maintain our operating returns during this industry downturn.

Retirement Benefits

The cost of providing pension and postretirement medical benefits to our employees will significantly increase in 2002 and future years as a result of lower expected returns on plan assets and higher health care cost trend rates. Total pension and postretirement medical expense in 2002 is expected to increase by approximately $30 million to $25 million of expense compared to pro forma pension and postretirement medical income of $5 million in 2001. This increase in 2002 will be partially offset by a non-recurring curtailment gain on postretirement medical benefits of approximately $14 million related to the workforce reductions associated with our 2001 comprehensive restructuring plan.

For the three months ended December 31, 2001, total pension and postretirement medical expense, before the curtailment gain, was $6 million compared to pro forma income of $1 million in the prior year. The curtailment gain is recorded in our financial statements as the workforce reductions are completed and during the three months ended December 31, 2001, approximately $7 million of the curtailment gain is included in our results of operations.

In January 2002 we made a tax-deductible cash contribution to our pension plan of $38 million in order to satisfy certain U.S. government requirements resulting from the spin-off. The contribution was funded using cash generated by operations.

ROCKWELL COLLINS, INC.

Income Taxes

At the end of each interim reporting period it is our practice to make an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The effective income tax rate for the three months ended December 31, 2001 and 2000 was 33.0 percent and 34.1 percent, respectively. We see opportunities for further reduction in our effective income tax rate due to the implementation of certain tax planning strategies.

Outlook

Although our financial results for the first quarter were better than our guidance provided earlier in the quarter, we continue to be cautious on the outlook for the remainder of the year and we continue to anticipate revenues of approximately $2.5 billion and diluted earnings per share between $1.15 and $1.25 for 2002.  Free cash flow generation is projected to be approximately $175 to $225 million for 2002, after including a non-recurring pension contribution of $38 million. For the second quarter of 2002, revenues are anticipated to be approximately $600 million and diluted earnings per share is expected to be in the range of 25 to 30 cents. Our expectations are based upon, among other things, the following assumptions:

•                    New aircraft production by Boeing and Airbus of 650 aircraft in the aggregate for 2002.

•                    Air transport aftermarket revenues will decline 25 percent in 2002.

•                    Our in-flight entertainment product line will decline 40 percent in 2002. Although we saw higher deliveries than we expected in the first quarter, we believe that the discretionary nature of this business will cause deliveries to tail off throughout the year.

•                    Our business and regional product line revenues will be flat in 2002. Higher demand for regional aircraft is being offset by slower business jet sales.

•                    Our Government Systems business will grow in the mid single digit range for 2002 with some potential to grow higher as we learn more about plans for supplemental spending for the U.S. department of defense and programs related to homeland defense.

Financial Condition

Cash provided by operations was $48 million for the three months ended December 31, 2001, compared to a use of cash of $84 million in the same period of last year. Free cash flow was $40 million for the three months ended December 31, 2001 compared to a use of cash of $102 million a year ago. We define free cash flow, an internal performance measure, as cash provided by operating activities and proceeds from dispositions of property, reduced by capital expenditures. Our definition of free cash flow may be different than definitions used by other companies. Cash provided by operations and free cash flow were significantly higher in the first three months this year due to improved working capital performance, primarily a reduction in accounts receivable.

Cash used for investing activities during the three months ended December 31, 2001 was $12 million compared to $291 million last year. Capital expenditures of $13 million were lower than the prior year as we sized our capital spending to coincide with expected sales levels in the current year. We expect capital expenditures for the full year to approximate $85 million. Cash investments for acquisitions in both periods relate to our Kaiser acquisition.

Cash used for financing activities was $43 million for the three months ended December 31, 2001. Strong free cash flow enabled us to paydown $27 million of commercial paper borrowings in the current period. In addition, we declared and paid cash dividends of nine cents per share, totaling $17 million, for the three months ended December 31, 2001. We expect annual dividends to be $0.36 per share in 2002 and we expect to fund these dividends using cash generated by operations.

ROCKWELL COLLINS, INC.

We have access to $1 billion of unsecured credit facilities with various banks. These credit facilities are available to be used for future working capital needs and other general corporate purposes as well as to support our commercial paper program. In November 2001, the Securities and Exchange Commission declared effective our shelf registration statement covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. Net proceeds of any offering will be used for general corporate purposes, with possible uses including repayment of existing indebtedness, capital expenditures, acquisitions and share repurchases. The Company’s debt-to-total capital ratio at December 31, 2001 was 13 percent.

In December 2001, the Board of Directors of the Company approved a program authorizing the purchase of up to $200 million of Rockwell Collins’ common shares. This share repurchase program commenced in the second quarter of 2002.

The downturn in the commercial air transport market, exacerbated by the terrorist attacks of September 11th, has adversely affected the financial condition of many of our commercial airline customers. Many of our customers have requested extended payment terms and we have been reviewing and granting these requests on a case by case basis.  We perform ongoing credit evaluations on the financial condition of all of our customers and maintain reserves for uncollectible accounts receivable based upon expected collectibility. Although we believe our reserves are adequate, we are not able to predict with certainty the changes in the financial stability of our customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on our financial condition, results of operations, or cash flows. Extended payment terms granted to our customers may also negatively affect future cash flow.

Environmental

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on pages 33 and 34 in Note 21 of the Notes to Consolidated Financial Statements in Exhibit 13 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2001. Management believes that at December 31, 2001, there has been no material change to this information.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 is effective beginning in fiscal year 2003 and requires recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. We do not expect the adoption of SFAS 143 to have a material effect on our results of operations or financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective beginning in fiscal year 2003 and is not expected to materially change the methods used by us to measure impairment losses on long-lived assets, but may result in more matters being reported as discontinued operations than is permitted under current accounting principles.

ROCKWELL COLLINS, INC.

CAUTIONARY STATEMENT

This quarterly report contains statements (including certain projections and business trends) accompanied by such phrases as “assumes”, “anticipates”, “believes”, “expects”, “estimates”, “projects”, “will” and other similar expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the impact of the terrorist attacks on September 11, 2001 and their aftermath; the timing related to restoring consumer confidence in air travel; the health of the commercial aerospace industry; dependency on U.S. government contracts and their associated unique risks; domestic and foreign government spending, budgetary and trade policies; economic and political changes in international markets where the Company competes, such as changes in currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which we have no control; demand for and market acceptance of new and existing products, including potential cancellation of orders by commercial customers; successful development of advanced technologies; competitive product and pricing pressures; implementation of restructuring actions in accordance with management plans; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those set forth under “Certain Business Risks” and in other sections of our Annual Report on Form 10-K for the year ended September 30, 2001, as well as those detailed from time to time in our other Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Information with respect to the Company’s exposure to interest rate risk and foreign currency risk is contained on page 10 in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13, Portions of Rockwell Collins 2001 Annual Report to Shareowners incorporated by reference in our Form 10-K, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2001. Management believes that at December 31, 2001, there has been no material change to this information.

PART II.        OTHER INFORMATION

Item 1. Legal Proceedings

On December 14, 1995, a civil action was filed in the United States District Court for the Western District of Texas, El Paso Division, United States ex. rel Staines v. Rockwell International Corp., No. LP 95 CA 514, under the qui tam provisions of the False Claims Act seeking unspecified damages for alleged violations of the Act on two contracts with an agency of the U.S. Government under which an electronics fabricating plant in El Paso now owned by The Boeing Company performed work on subcontract for another facility now owned by Boeing, and two contracts where the plant performed work on subcontract for the Company’s Dallas, Texas facility. Specifically with respect to the work performed at the El Paso plant for the Company, the plaintiff alleges that certain components were improperly tested and that certain components removed from circuit boards for testing were thereafter reinstalled when they should not have been. The Boeing Company has agreed to defend and indemnify the Company and Rockwell for claims relating to work performed on Boeing contracts, and for any wrongdoing that may have occurred at the El Paso plant relating to work performed there for the Company, but not for wrongdoing, if any, that may have occurred at or under the direction of the Company’s Dallas facility. In October 1998 the United States declined to intervene in the action on its own behalf and the plaintiff has since proceeded to prosecute the action himself with private counsel. Rockwell and Boeing have denied wrongdoing and are vigorously defending the action. Discovery is not yet complete. On May 11, 1999 Boeing and Rockwell filed a motion to dismiss the case on the pleadings, which motion is still pending. On July 27, 2001, the court entered an order requiring expedited discovery. A status conference is scheduled for March 4, 2002 at which time the judge is expected to set the trial date.

ROCKWELL COLLINS, INC.

On June 18, 2001, Thales Avionics In-Flight Systems, Inc. (“Thales”) sued a Company employee, Calvin Fang (“Fang”), for conversion, breach of contract, misappropriation of trade secrets, interference with prospective economic advantage, fraud and conspiracy (“Lawsuit”). In the Lawsuit, Thales alleges that in 2001, Fang left his employment at the Company, obtained employment at Thales, misappropriated certain alleged trade secrets, left his employment at Thales, returned to the Company and disclosed the alleged trade secrets to other Company employees. On June 26, 2001, Thales served the Company with a subpoena requesting that the Company produce various electronic and other evidence but did not name the Company at that time. On September 6, 2001, Thales filed a first Amended Complaint (“Amended Complaint”) and named as additional defendants the Company and eight of its employees: Greg Nelson, Chris Jameson, Shawn Kathol, Robert Troxel, James Whitehouse, Kathy Garcia, Wayne Hitchcock and Gregory Piponius (collectively, the “Individual Defendants”). The Amended Complaint contains six causes of action against the Company and the Individual Defendants: misappropriation of trade secrets, fraud, unfair competition, conspiracy, conversion, and interference with prospective economic advantage. In this Lawsuit, Thales has asked the court to: (a) order the Company and the Individual Defendants to return Thales’ trade secrets allegedly misappropriated by Calvin Fang; (b) enjoin the Company and the Individual Defendants from using, retaining, and disseminating the allegedly misappropriated trade secrets, (c) assess damages in the amount equal to the alleged unjust enrichment, (d) assess restitutionary damages, (e) order the Company to pay reasonable royalties if no unjust enrichment and restitution amounts are provable, (f) assess exemplary and punitive damages in an amount according to proof, and (g) order the Company and the Individual Defendants to pay Thales’ attorneys’ fees and costs. The Company has terminated Fang’s employment. The Company and each of the Individual Defendants have denied the allegations set forth in the Amended Complaint and are vigorously contesting Thales’ allegations. The parties are in the early stages of discovery in the Lawsuit. A trial date has been set for December 2, 2002.

Pursuant to the terms of the distribution agreement entered into among Rockwell, the Company and Rockwell Scientific Company LLC, the Company assumed all responsibility for current and future litigation, including environmental proceedings, against Rockwell or its subsidiaries with respect to the operations of the Company’s business.

Item 6. Exhibits and Reports on Form 8-K

(a)                  Exhibits

Exhibit 12                                 Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2001.

(b)                 Reports on Form 8-K during the quarter ended December 31, 2001:

Form 8-K dated November 6, 2001 announcing the Company's financial results for the fiscal quarter and year ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	February 8, 2002	By	P. E. Allen

P. E. Allen

Vice President Finance and Treasurer

(Principal Accounting Officer)

Date:	February 8, 2002	By	G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary