Form 10-Q
period 2002-03-31
ROCKWELL COLLINS INC
filed 2002-05-07
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002. Commission file number 1-16445.

Rockwell Collins, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2314475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Collins Road NE	52498
Cedar Rapids, Iowa (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (319) 295-6835

(Office of the Corporate Secretary)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No   ☐

182,812,378 shares of registrant’s Common Stock, par value $.01 per share, were outstanding on April 30, 2002.

ROCKWELL COLLINS, INC.

PART I.      FINANCIAL INFORMATION
Item 1.        Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	March 31, 2002	September 30, 2001
ASSETS
Current Assets:

Cash

$

49

$

60

Receivables

523

628

Inventories	737	738
Current deferred income taxes	180	189

Other current assets

28

24

Total current assets

1,517

1,639

Property	417	448
Goodwill	225	184
Intangible Assets	74	101
Other Assets	324	256

TOTAL ASSETS	$2,557	$2,628

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Short-term debt	$178	$202

Accounts payable

197

246

Compensation and benefits	196	231
Income taxes payable	26	15

Product warranty costs

147

146

Other current liabilities	287	295

Total current liabilities

1,031

1,135

Retirement Benefits	324	341
Other Liabilities	39	42

Shareowners’ Equity:

Common stock ($0.01 par value; shares authorized: 1,000, shares issued: 2002, 183.8; 2001, 183.6)

2

Additional paid-in capital

1,204

1,201

Retained earnings (deficit)

7

(65

)

Accumulated other comprehensive loss	(30)	(28)
Common stock in treasury, at cost (shares held: 2002, 0.9; 2001, -)	(20)	—
Total shareowners’ equity	1,163	1,110

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,557	$2,628

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001

Sales	$608	$690	$1,171	$1,277

Costs and expenses:
Cost of sales	458	515	878	944
Selling, general, and administrative expenses	72	85	141	157
Interest expense	1	—	3	—
Earnings from equity affiliates	(1)	—	—	(2)
Other income	(3)	(2)	(4)	(3)

Total costs and expenses	527	598	1,018	1,096

Income before income taxes	81	92	153	181

Income tax provision	23	31	47	62

Net income	$58	$61	$106	$119

Earnings per share:
Basic	$0.31		$0.58
Diluted	$0.31		$0.57

Weighted average common shares:
Basic	183.3		183.5
Diluted	184.4		184.1

Cash dividends per share (Note 1)	$0.09		$0.18

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31,
	2002	2001
Operating Activities:
Net income	$106	$119
Adjustments to arrive at cash provided by (used for) operating activities:
Depreciation	39	48
Amortization of intangible assets	3	20
Pension plan contribution	(38)	—
Deferred income taxes	12	—

Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency adjustments:

Receivables

108

10

Inventories	(5)	(99)
Accounts payable	(53)	(27)
Income taxes payable	11	(3)

Compensation and benefits

(35

)

(32

)

Other assets and liabilities	(48)	(55)
Cash Provided by (Used for) Operating Activities	100	(19)

Investing Activities:
Property additions	(26)	(50)
Acquisitions of businesses, net of cash acquired	(30)	(292)
Proceeds from the divestiture of a business	15	—
Proceeds from the disposition of property	6	—

Cash Used for Investing Activities

(35

)

(342

)

Financing Activities:

Decrease in short-term borrowings

(24

)

—

Purchases of treasury stock	(25)	—
Cash dividends	(33)	—
Proceeds from the exercise of stock options	6	—
Net transfers from Rockwell	—	360

Cash (Used for) Provided by Financing Activities

(76

)

360

Effect of exchange rate changes on cash	—	1

Net Change in Cash	(11)	—
Cash at Beginning of Period	60	20
Cash at End of Period	$49	$20

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                          Basis of Presentation

On June 29, 2001, Rockwell Collins, Inc. (the Company or Rockwell Collins) became an independent, separately traded, publicly held company when Rockwell International Corporation, renamed Rockwell Automation, Inc., (Rockwell) spun off its former avionics and communications business (Avionics and Communications) and certain other assets and liabilities of Rockwell by means of a distribution (the Distribution) of all the outstanding shares of common stock of the Company to the shareowners of Rockwell in a tax-free spin-off. In the Distribution, each Rockwell shareowner received one share of the Company’s common stock for each share of Rockwell common stock owned as of the close of business on June 15, 2001.

The financial statements for periods prior to the Distribution reflect the results of operations and cash flows of Avionics and Communications as operated by Rockwell prior to the Distribution, as well as the Company’s share of earnings and losses from its 50 percent ownership interest in Rockwell Scientific Company LLC that was transferred to the Company in connection with the Distribution. In addition, the financial statements for periods prior to the Distribution include an allocation for management and other services provided by Rockwell to the Company including, but not limited to, corporate oversight, financial, legal, tax, payroll and employee benefits administration services. Total costs for these services were $9 million and $19 million for the three and six months ended March 31, 2001. Management believes that the method of allocating these costs to the Company was reasonable and the amounts approximate the costs that would have been incurred by the Company on a stand-alone basis. The financial statements for periods prior to the Distribution are not necessarily indicative of what the financial position, results of operations and cash flows would have been if Rockwell Collins had been an independent public company during such periods. Financial data included in the accompanying financial statements for periods subsequent to the Distribution have been prepared on a basis that reflects the historical assets, liabilities, and operations of the business contributed to the Company by Rockwell.

The financial statements of Rockwell Collins have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, long-term contracts, allowances for doubtful accounts, inventory obsolescence, product warranty costs, customer incentives, retirement benefits, income taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects, if any, are reflected in the Statement of Operations in the period that they are determined.

In the opinion of the management of Rockwell Collins, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, including the financial statements in Exhibit 13 incorporated by reference in the Form 10-K. The results of operations for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

At the end of each interim reporting period the Company makes an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. During the three months ended March 31, 2002, the effective income tax rate was reduced to 31.0 percent as the result of a recently completed research and development tax credit study. During the six months ended March 31, 2002 the Company paid $22 million of income taxes.

The Company operates on a fiscal year basis with the fiscal year ending on September 30. All date references contained herein relate to the Company’s fiscal year unless otherwise stated.

Earnings per share information for the three and six months ended March 31, 2001 has not been presented as the Company was not an independent company during this period. However, pro forma earnings per share has been presented in Note 16 as if the Distribution had occurred at October 1, 2000 and giving effect to earnings adjustments resulting from certain assets and liabilities assumed or incurred by the Company in connection with the Distribution.

On January 31, 2002 the Board of Directors of the Company declared a quarterly dividend of nine cents per share on its common stock, paid on March 4, 2002 to shareowners of record on February 11, 2002.

2.                          Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 will be adopted by the Company in 2003 and requires recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. Management does not expect the adoption of SFAS 143 to have a material effect on the Company’s results of operations or financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 will be adopted by the Company in 2003 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more matters being reported as discontinued operations than is permitted under current accounting principles.

3.                          Acquisitions and Divestitures

In March 2002, Rockwell Collins acquired a 100 percent ownership interest in Communication Solutions, Inc. (Com-Sol), a provider of signals intelligence technology that is used worldwide in defense and security-related applications. The acquisition of Com-Sol expands the Company’s product portfolio in the areas of signals intelligence and surveillance solutions and will enhance the electronic warfare capabilities of Rockwell Collins. The purchase price, net of cash acquired, was $23 million in cash. The assets and liabilities recorded in connection with the initial purchase price allocation are based upon preliminary estimates of fair values resulting in $15 million being allocated to goodwill. The Company is in the process of appraising the fair values of intangible assets. Adjustments to the initial purchase price allocation resulting from these analyses will result in adjustments to the final amount allocated to goodwill for this acquisition. Goodwill resulting from the acquisition is non-deductible for tax purposes and is included within the Government Systems segment.

In December 2000, Rockwell Collins acquired Kaiser Aerospace & Electronics Corporation (Kaiser). Kaiser is a leading supplier of flight deck display solutions for tactical aircraft, optical technologies for instrumentation and communication, and specialized aircraft products for the defense and aerospace industry. The purchase price, net of cash acquired, was approximately $302 million, of which $199 million was allocated to goodwill, $46 million was allocated to intangible assets with finite lives and $19 million was allocated to intangible assets with indefinite lives. The weighted average useful life of the intangible assets with finite lives is 11.4 years. Goodwill resulting from the Kaiser acquisition is non-deductible for tax purposes and was identified to the Company’s operating segments based upon the internal reporting structure, which resulted in $62 million and $137 million allocated to the Commercial Systems segment and Government Systems segment, respectively. During the six months ended March 31, 2002 the Company paid $7 million to the former shareowners of Kaiser, bringing the total cash payments to date for this acquisition to $299 million with the remaining balance expected to be paid by the end of 2003.

The results of operations of the Com-Sol and Kaiser businesses are included in the Statement of Operations since their respective dates of acquisition. Pro forma financial information is not presented, as the combined effect of these acquisitions is not material to the Company’s results of operations or financial position.

In March 2002, Rockwell Collins sold Kaiser Fluid Technologies, Inc. (KFT) for $15 million in cash. KFT’s product lines included valves, actuators and dampers for landing gear, brake, engine, bleed air, flight control and utility control systems for aircraft. There was no gain or loss recorded by the Company in connection with this divestiture. Prior to the divestiture, KFT generated sales for the Government Systems segment in the amount of $3 million and $8 million for the three and six months ended March 31, 2002.

4.                          Receivables

Receivables are summarized as follows (in millions):

	March 31, 2002	September 30, 2001

Billed	$420	$551
Unbilled	167	139
Less progress payments	(44)	(42)
Total	543	648
Less allowance for doubtful accounts	(20)	(20)
Receivables	$523	$628

5.                          Inventories

Inventories are summarized as follows (in millions):

	March 31, 2002	September 30, 2001

Finished goods	$187	$176
Work in process	250	281
Raw materials, parts, and supplies	350	331
Total	787	788
Less progress payments	(50)	(50)
Inventories	$737	$738

6.                          Property

Property is summarized as follows (in millions):

	March 31, 2002	September 30, 2001

Land	$26	$27
Buildings and improvements	210	208
Machinery and equipment	512	517
Information systems software and hardware	245	250
Construction in progress	35	51
Total	1,028	1,053
Less accumulated depreciation	(611)	(605)
Property	$417	$448

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

Changes in the carrying amount of goodwill for the six months ended March 31, 2002 are summarized as follows (in millions):

	Commercial Systems	Government Systems	Total

Balance at September 30, 2001	$77	$107	$184
Assembled workforce reclass, net of deferred taxes of $6 million	3	9	12
Balance at October 1, 2001	80	116	196

Kaiser acquisition adjustments	1	17	18
Communication Solutions acquisition	—	15	15
Kaiser Fluid Technologies divestiture	—	(4)	(4)
Balance at March 31, 2002	$81	$144	$225

As required under SFAS 142, the Company performed impairment tests on goodwill as of October 1, 2001 by comparing the current fair values of its reportable units containing goodwill balances to their carrying values. Fair values were determined using outside valuation experts utilizing accepted valuation techniques. These impairment tests yielded no goodwill impairment.

Intangible assets at March 31, 2002 are summarized as follows (in millions):

	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$61	$9	$52
License agreements	3	3	—
Intangible assets with indefinite lives:
Trademarks and tradenames	18	1	17
Intangible asset related to minimum pension liability	5	—	5
Total	$87	$13	$74

In connection with the Company’s adoption of SFAS 142, a review was performed of the remaining estimated useful lives of all recorded intangible assets. As a result of this review, trademarks and tradenames were determined to have indefinite lives and will no longer be amortized beginning October 1, 2001. In addition, trademarks and tradenames were tested for impairment as of October 1, 2001 as required by SFAS 142 and were determined not to be impaired.

Intangible amortization expense for the three and six months ended March 31, 2002 was $2 million and $3 million, respectively. Estimated intangible amortization expense for the full year 2002 and for each of the five succeeding years is $5 million, respectively.

Pro forma financial information for the three and six months ended March 31, 2001, reflecting adjustments relating to the adoption of SFAS 141 and SFAS 142, is presented in Note 16.

8.                          Other Assets

Other assets are summarized as follows (in millions):

	March 31, 2002	September 30, 2001

Long-term deferred income taxes	$14	$8
Investments in equity affiliates	54	53
Prepaid pension cost	181	141
Other	75	54
Other assets	$324	$256

9.                          Debt

Commercial paper borrowings outstanding were $178 million at March 31, 2002 and $202 million at September 30, 2001. The weighted average interest rate and maturity period of the commercial paper outstanding at March 31, 2002 was 1.9 percent and 27 days, respectively.

Interest paid for the three and six months ended March 31, 2002 was $2 million and $4 million, respectively.

10.                   Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	March 31, 2002	September 30, 2001

Customer incentives	$101	$101
Contract loss reserves	87	86
Advance payments from customers	44	52
Other	55	56
Other current liabilities	$287	$295

11.                   Retirement Benefits

Pension Benefits

The Company lowered its expected rate of return on pension plan assets in 2002 to 9.00 percent from 9.75 percent in 2001 based upon current investment mix and market outlook. This reduction in expected rate of return on pension plan assets is expected to increase the Company’s net periodic pension expense by approximately $14 million in 2002 of which $3 million and $7 million was recorded for the three and six months ended March 31, 2002.

Retiree Medical Benefits

On November 30, 2001, the Company remeasured its liability for postretirement medical benefits to determine the effect of the significant workforce reductions in 2002 resulting from the Company’s 2001 comprehensive restructuring plan. The actuarial assumptions used in performing this remeasurement were the same as those assumptions used at the June 30, 2001 measurement date except for the discount rate and the expected return on plan assets, which were reduced to 7.0 percent and 9.0 percent, respectively. As a result of the November 30, 2001 remeasurement, the Company’s accumulated postretirement benefit obligation increased $21 million since September 30, 2001 to $361 million. The Company will recognize a curtailment gain of approximately $14 million in 2002 as the workforce reductions are completed related to the accelerated recognition of a deferred gain related to a plan amendment. The Company recorded $5 million and $12 million of this curtailment gain for the three and six months ended March 31, 2002.

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

12.                   Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001

Net income	$58	$61	$106	$119
Unrealized translation adjustment during the period	(1)	(3)	(2)	(1)
Total	$57	$58	$104	$118

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

The restructuring plan included involuntary separations of approximately 2,800 employees. These employee separations are broad based and affect all business groups, with the largest number of reductions in the Commercial Systems business and organizations that support commercial product lines. Approximately 2,300, or 82 percent, of these employee separations have been completed and $16 million of employee separation costs have been paid as of March 31, 2002, with the remainder expected to be completed by the end of 2002. Employee separation costs include severance, fringe benefits during the severance period, and outplacement costs.

The restructuring plan also included the consolidation of the in-flight entertainment product line into one facility in Pomona, California; the closure of certain service centers, sales and other offices in California, Illinois, Australia, and Southeast Asia; and the consolidation of certain manufacturing operations. Facility exit costs are comprised primarily of lease payments or cancellation costs pursuant to contractual obligations. Facility exit actions have been completed at service centers in California and Southeast Asia, as well as an office in Illinois. Facility consolidation of the Company’s in-flight entertainment business in California is substantially complete. Exit costs associated with these actions will continue through the term of the lease periods for these facilities.

In the second quarter of 2002, the Company determined that the cost of these restructuring actions would be $4 million lower than originally planned and recorded favorable adjustments of $3 million to Cost of Sales and $1 million to Selling, General and Administrative expenses. The primary reason for the reduction in cost relates to lower than expected severance costs resulting from higher than expected employee attrition.

The changes in the restructuring reserves during the six months ended March 31, 2002 are as follows (in millions):

	Reserve at September 30, 2001	Cash Payments	Reserve Adjustment	Reserve at March 31, 2002
Employee separation cost	$28	$(16)	$(4)	$8
Facility exit costs	4	—	—	4
Total	$32	$(16)	$(4)	$12

14.                   Contingent Liabilities

Pursuant to the terms of the distribution agreement entered into among Rockwell, the Company and Rockwell Scientific Company LLC, the Company assumed all responsibility for current and future litigation, including environmental proceedings, against Rockwell or its subsidiaries with respect to the operations of the Company’s business.

On January 15, 1997, a civil action was filed against the Company in the United States District Court for the District of Arizona in Tucson, Universal Avionics Systems Corp. v. Rockwell International Corp. and Rockwell Collins, Inc., in which Universal, a manufacturer and marketer of aviation electronics, including Flight Management Systems (FMS), asserted four claims against the Company arising out of its participation in the FMS business: (1) attempted monopolization under Section 2 of the Sherman Act; (2) anticompetitive conduct (exclusive dealing and tying) under Section 1 of the Sherman Act and Section 3 of the Clayton Act; (3) tortious interference with business relationships and prospective economic business advantage under the common law of Arizona; and (4) unfair competition under the common law of Arizona. Universal seeks damages of approximately $35 million before trebling for the alleged antitrust violations; actual damages of an unspecified amount for the alleged common law violations; punitive damages; attorneys’ fees and injunctive relief. The Company and Rockwell have denied the allegations and have asserted counterclaims against Universal for defamation and unfair competition. On July 17, 2001, the district court granted defendants’ motion for partial summary judgment for failure to allege a relevant market entitling plaintiff to relief, certified that ruling for appeal, dismissed as moot other motions for summary judgment filed by defendants challenging plaintiff’s attempted monopolization, exclusive dealing and tying, and stayed further proceedings, including rulings on motions for summary judgment filed by defendants as to plaintiff’s other claims, pending appeal. On July 19, 2001, plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals. The parties have submitted written briefs to the appellate court.

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

On December 14, 1995, a civil action was filed in the United States District Court for the Western District of Texas, El Paso Division, United States ex. rel Staines v. Rockwell International Corp., under the qui tam provisions of the False Claims Act seeking unspecified damages for alleged violations of the Act on two contracts with an agency of the U.S. Government under which an electronics fabricating plant in El Paso now owned by The Boeing Company performed work on subcontract for another facility now owned by Boeing, and two contracts where the plant performed work on subcontract for the Company’s Dallas, Texas facility. Specifically with respect to the work performed at the El Paso plant for the Company, the plaintiff alleges that certain components were improperly tested and that certain components removed from circuit boards for testing were thereafter reinstalled when they should not have been. The Boeing Company has agreed to defend and indemnify the Company and Rockwell for claims relating to work performed on Boeing contracts, and for any wrongdoing that may have occurred at the El Paso plant relating to work performed there for the Company, but not for wrongdoing, if any, that may have occurred at or under the direction of the Company’s Dallas facility. In October 1998, the United States declined to intervene in the action on its own behalf and the plaintiff has since proceeded to prosecute the action himself with private counsel. Rockwell and Boeing have denied wrongdoing and are vigorously defending the action. On May 11, 1999, Boeing and Rockwell filed a motion to dismiss the case on the pleadings. On March 4, 2002, the district court judge denied the defendants’ motion to dismiss, lifted the discovery stay and set the case for a jury trial to commence on September 23, 2002. On March 31, 2002, defendant’s Boeing and Rockwell filed their answer to the complaint.

On June 18, 2001, Thales Avionics In-Flight Systems, Inc. (“Thales”) sued a Company employee, Calvin Fang (“Fang”), for conversion, breach of contract, misappropriation of trade secrets, interference with prospective economic advantage, fraud and conspiracy (“Lawsuit”). In the Lawsuit, Thales alleges that in 2001, Fang left his employment at the Company, obtained employment at Thales, misappropriated certain alleged trade secrets, left his employment at Thales, returned to the Company and disclosed the alleged trade secrets to other Company employees. On June 26, 2001, Thales served the Company with a subpoena requesting that the Company produce various electronic and other evidence but did not name the Company at that time. On September 6, 2001, Thales filed a first Amended Complaint (“Amended Complaint”) and named as additional defendants the Company and eight of its employees: Greg Nelson, Chris Jameson, Shawn Kathol, Robert Troxel, James Whitehouse, Kathy Garcia, Wayne Hitchcock and Gregory Piponius (collectively, the “Individual Defendants”). The Amended Complaint contains six causes of action against the Company and the Individual Defendants: misappropriation of trade, fraud, unfair competition, conspiracy, conversion, and interference with prospective economic advantage. In this Lawsuit, Thales has asked the court to: (a) order the Company and the Individual Defendants to return Thales’ trade secrets allegedly misappropriated by Calvin Fang; (b) enjoin the Company and the Individual Defendants from using, retaining, and disseminating the allegedly misappropriated trade secrets, (c) assess damages in the amount equal to the alleged unjust enrichment, (d) assess restitutionary damages, (e) order the Company to pay reasonable royalties if no unjust enrichment and restitution amounts are provable, (f) assess exemplary and punitive damages in an amount according to proof, and (g) order the Company and the Individual Defendants to pay Thales’ attorneys’ fees and costs. The Company has terminated Fang’s employment. The Company and each of the Individual Defendants have denied the allegations set forth in the Amended Complaint and are vigorously contesting Thales’ allegations.  A trial date has been set for December 2, 2002.

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

15.                   Business Segment Information

                              The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Sales:
Commercial Systems	$352	$436	$678	$818
Government Systems	256	254	493	459
Total	$608	$690	$1,171	$1,277

Segment operating earnings:
Commercial Systems	$42	$63	$86	$124
Government Systems	43	36	82	70
Total	85	99	168	194

Interest expense	(1)	—	(3)	—
Earnings from equity affiliates	1	—	—	2
Restructuring adjustment	4	—	4	—
General corporate - net	(8)	(7)	(16)	(15)
Income before income taxes	81	92	153	181
Income tax provision	(23)	(31)	(47)	(62)

Net income	$58	$61	$106	$119

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

Sales by product category are summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001

Commercial Avionics Products	$270	$339	$523	$640
In-Flight Entertainment Products	82	97	155	178
Defense Electronics Products	256	254	493	459
Total	$608	$690	$1,171	$1,277

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

Pro forma adjustments related to the Distribution include interest expense on $300 million of commercial paper borrowings used to fund the special payment to Rockwell and income and costs related to employee benefit obligations, including pension and other retirement benefits, related to former Rockwell employees not associated with the Avionics and Communications business that were assumed by the Company in connection with the Distribution. Interest expense, including debt issuance costs, was estimated to be 6.2 percent and 6.6 percent for the three and six months ended March 31, 2001.

SFAS 141 and SFAS 142 pro forma financial information include the adjustments to eliminate amortization expense related to goodwill, trademarks and tradenames as these intangibles are no longer being amortized. Pro forma financial information also includes adjustments to eliminate amortization related to assembled workforce as this intangible asset has been reclassified to goodwill and is no longer being amortized.

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

Pro forma financial information for the three months ended March 31, 2001 is calculated as follows (in millions, except per share amounts):

		Pro Forma Adjustments
	Reported	Distribution	SFAS 141 / 142	Pro Forma
Sales:
Commercial Systems	$436	$—	$—	$436
Government Systems	254	—	—	254
Total	$690	$—	$—	$690

Segment operating earnings:
Commercial Systems	$63	$—	$4	$67
Government Systems	36	—	2	38
Total	99	—	6	105

Interest expense	—	(5)	—	(5)
General corporate - net	(7)	1	—	(6)
Income before income taxes	92	(4)	6	94
Income tax provision	(31)	1	(2)	(32)
Net income	$61	$(3)	$4	$62

Pro forma earnings per share:
Basic				$0.34
Diluted				$0.33

Pro forma weighted average common shares:
Basic				182.4
Diluted				186.1

Pro forma financial information for the six months ended March 31, 2001 is calculated as follows (in millions, except per share amounts):

		Pro Forma Adjustments
	Reported	Distribution	SFAS 141 / 142	Pro Forma
Sales:
Commercial Systems	$818	$—	$—	$818
Government Systems	459	—	—	459
Total	$1,277	$—	$—	$1,277

Segment operating earnings:
Commercial Systems	$124	$—	$9	$133
Government Systems	70	—	2	72
Total	194	—	11	205

Interest expense	—	(10)	—	(10)
Earnings from equity affiliates	2	—	—	2
General corporate - net	(15)	3	—	(12)
Income before income taxes	181	(7)	11	185
Income tax provision	(62)	2	(3)	(63)
Net income	$119	$(5)	$8	$122

Pro forma earnings per share:
Basic				$0.67
Diluted				$0.66

Pro forma weighted average common shares:
Basic				182.4
Diluted				185.8

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Rockwell Collins became an independent publicly traded company on June 29, 2001 following its spin-off from Rockwell International Corporation, renamed Rockwell Automation, Inc. The following management discussion and analysis is based upon actual reported financial results for the three and six months ended March 31, 2002 and pro forma financial results for the three and six months ended March 31, 2001 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part 1 of this quarterly report.

The Company operates on a fiscal year basis with the fiscal year ending on September 30. All date references contained herein relate to the Company’s fiscal year unless otherwise stated.

Pro forma net income includes the adjustments necessary to present our results of operations as if both the Distribution and our adoption of Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) occurred at October 1, 2000. Pro forma adjustments related to the Distribution include (1) interest expense on $300 million of commercial paper borrowings used to fund the special payment to Rockwell, and (2) income and costs related to employee benefit obligations, including pension and other retirement benefits, related to active and former Rockwell employees not associated with the Avionics and Communications business that were assumed by the Company in connection with the Distribution. Pro forma adjustments related to our adoption of SFAS 141 and SFAS 142 include adjustments to eliminate amortization expense related to goodwill, trademarks and tradenames and assembled workforce as these intangibles are no longer being amortized. Pro forma financial information is not necessarily indicative of the financial results of the Company had the Distribution occurred at October 1, 2000.

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

The following table presents segment sales and operating earnings information (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	Pro Forma 2001	2002	Pro Forma 2001
Sales:
Commercial Systems	$352	$436	$678	$818
Government Systems	256	254	493	459
Total	$608	$690	$1,171	$1,277

Segment operating earnings:
Commercial Systems	$42	$67	$86	$133
Government Systems	43	38	82	72
Total	85	105	168	205

Interest expense	(1)	(5)	(3)	(10)
Earnings from equity affiliates	1	—	—	2
Restructuring adjustment	4	—	4	—
General corporate - net	(8)	(6)	(16)	(12)
Income before income taxes	81	94	153	185
Income tax provision	(23)	(32)	(47)	(63)
Net income	$58	$62	$106	$122

Earnings per share:
Basic	$0.31	$0.34	$0.58	$0.67
Diluted	$0.31	$0.33	$0.57	$0.66

Weighted average common shares:
Basic	183.3	182.4	183.5	182.4
Diluted	184.4	186.1	184.1	185.8

Three Months Ended March 31, 2002 and 2001

Sales decreased $82 million, or 12 percent, to $608 million for the three months ended March 31, 2002, compared to sales of $690 million in the same period last year. Lower sales primarily resulted from continued weakness in the commercial aerospace market in the aftermath of September 11th. Net income for the three months ended March 31, 2002 was $58 million, or 9.5 percent of sales, compared with pro forma net income of $62 million, or 9.0 percent of sales, in the same period last year. This decrease in net income resulted from lower sales volumes and less favorable Commercial Systems sales mix partially offset by the combined effect of lower interest expense, a favorable restructuring adjustment, and an effective income tax rate reduction during the three months ended March 31, 2002. Interest expense of $1 million for the three months ended March 31, 2002, was lower than pro forma interest expense of $5 million for the same period last year, resulting from lower interest rates as well as from a reduction in short term debt. The $4 million favorable restructuring adjustment relates to lower than anticipated severance costs resulting from higher than expected employee attrition. Additionally, the Company reduced its effective income tax rate from 33 percent to 31 percent in the quarter ended March 31, 2002, based on completion of a research and development tax credit study. Diluted earnings per share for the three months ended March 31, 2002 was 31 cents, compared with diluted pro forma earnings per share of 33 cents in the same period a year ago.

Commercial Systems sales for the three months ended March 31, 2002 were $352 million, a decrease of $84 million, or 19 percent, compared to $436 million in the same period last year. This decline in sales is due primarily to lower sales of commercial avionics into the air transport marketplace, and to a lessor extent, lower sales of business jet and in-flight entertainment products. Commercial Systems’ segment operating earnings for the three months ended March 31, 2002 were $42 million compared to $67 million for the same three months last year. Operating earnings as a percent of sales decreased to 11.9 percent for the three months ended March 31, 2002 compared with 15.4 percent in the prior year. These decreases resulted primarily from volume declines, less favorable sales mix resulting from a significant decline in aftermarket sales, and continued research and development investments for our next generation in-fight entertainment system.

Government Systems sales were $256 million for the three months ended March 31, 2002 compared with $254 million in the same period a year ago, an increase of $2 million. Higher sales in data links, displays, GPS products and the integrated application product line related to several helicopter programs offset a $28 million decline in sales on a KC-135 aircraft retrofit program that was completed in the third quarter of 2001. Government Systems operating earnings increased to $43 million for the three months ended March 31, 2002, an increase of $5 million compared to $38 million in the same three months a year ago. Operating earnings as a percent of sales increased to 16.8 percent for the three months ended March 31, 2002, compared to 15.0 percent in the prior year as a result of an improved mix of products sold and lower operating costs.

Six Months Ended March 31, 2002 and 2001

For the six months ended, March 31, 2002, sales decreased $106 million, or 8 percent, to $1,171 million compared to sales of $1,277 million in the six months ended March 31, 2001. Lower sales primarily resulted from weakness in the commercial aerospace markets since September 11th, partially offset by the effects of an acquisition and sales growth in the government markets we serve. Net income for the six months ended March 31, 2002 was $106 million, or 9.1 percent of sales, compared with pro forma net income of $122 million, or 9.6 percent of sales, in the six months ended March 31, 2001. The decline in net income resulted from lower sales volumes and less favorable Commercial Systems sales mix partially offset by favorable impacts from lower interest expense, a lower effective income tax rate, and a restructuring adjustment. Diluted earnings per share for the six months ended March 31, 2002 was 57 cents, compared with diluted pro forma earnings per share of 66 cents in the first six months last year.

Commercial Systems sales for the six months ended March 31, 2002 were $678 million, a decrease of $140 million, or 17 percent, compared to $818 million in 2001. Commercial avionics sales into the air transport and business and regional jet markets decreased 18 percent while sales of in-flight entertainment products decreased 13 percent compared to the prior year. Commercial Systems operating earnings for the six months ended March 31, 2002 were $86 million compared to $133 million for the first six months last year. Operating earnings as a percent of sales decreased to 12.7 percent for the six months ended March 31, 2002 compared with 16.3 percent last year. These decreases resulted primarily from volume declines, less favorable sales mix resulting from a significant decline in aftermarket sales, and continued research and development investments for our next generation in-fight entertainment system.

Government Systems sales were $493 million for the six months ended March 31, 2002 compared with $459 million in the same six months of 2001, an increase of $34 million or 7 percent. The Kaiser Aerospace & Electronics Corporation (Kaiser) acquisition, completed in December 2000, accounted for $25 million of this sales increase. In addition, sales growth in data links, displays, GPS products and the integrated applications product line related to several helicopter programs offset a $52 million decline in sales on a KC-135 aircraft retrofit program completed in the third quarter of 2001. Government Systems segment operating earnings increased to $82 million for the six months ended March 31, 2002, an increase of $10 million compared to $72 million in the same six months a year ago. Operating earnings as a percent of sales increased to 16.6 percent for the six months ended March 31, 2002, compared to 15.7 percent in 2001 as a result of an improved mix of products sold and lower operating costs.

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

As of March 31, 2002, approximately 2,300, or 82 percent, of the employee separations have been completed, and $16 million of employee separation costs have been paid. The remaining workforce reduction is expected to be complete by September 2002. Facility exit actions are completed at service centers in California and Southeast Asia, as well as an office in Illinois. Facility consolidation of the Company’s in-flight entertainment business in California is substantially complete. Exit costs associated with these actions will continue through the term of the lease periods for these facilities.

In the second quarter of 2002, the Company determined that the cost of these restructuring actions was expected to be $4 million lower than originally planned, and recorded favorable adjustments of $3 million to Cost of Sales and $1 million to Selling, General and Administrative Expenses. The primary reason for the reduction in cost relates to lower than expected severance costs resulting from higher than expected employee attrition.

Our restructuring plan, combined with other cost saving initiatives, is expected to result in pre-tax savings of approximately $180 million in 2002.

Retirement Benefits

The cost of providing pension and postretirement medical benefits to our employees is expected to significantly increase in 2002 and future years as a result of lower expected returns on plan assets and higher health care cost trend rates. Total pension and postretirement medical expense in 2002 is expected to be approximately $25 million compared to pro forma pension and postretirement medical income of $5 million in 2001. This $30 million increase in 2002 will be partially offset by a non-recurring curtailment gain on postretirement medical benefits of approximately $14 million related to the workforce reductions associated with our 2001 comprehensive restructuring plan.

For the three and six months ended March 31, 2002, total pension and postretirement medical expense, before the curtailment gain, was $6 million and $12 million compared to pro forma income of $1 million and $2 million in the prior year. The curtailment gain is recorded in our financial statements as the workforce reductions are completed and for the three and six months ended March 31, 2002, approximately $5 million and $12 million, respectively, of the curtailment gain is included in our results of operations.

In January 2002 we made a tax-deductible cash contribution to our pension plan of $38 million in order to satisfy certain U.S. government requirements resulting from the Distribution. The contribution was funded using cash generated by operations.

Income Taxes

At the end of each interim reporting period it is our practice to make an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The effective income tax rate for the six months ended March 31, 2002 and 2001 was 31.0 percent and 34.0 percent, respectively. The 2002 effective income tax rate has been adjusted downward from the originally planned 2002 effective income tax rate of 33.0 percent as the result of a recently completed research and development tax credit study. Management believes the 31.0 percent effective income tax rate is a sustainable tax rate for the Company.

Outlook

We continue to anticipate revenues of approximately $2.5 billion in 2002 and earnings per share ranging between $1.15 and $1.25. Free cash flow generation is projected to range between $175 to $225 million for 2002, after including a non-recurring tax deductible pension contribution of $38 million paid in January 2002. Our expectations are based upon, among other considerations, the following assumptions:

•                        Our Commercial Systems revenues will decline 20 percent compared to prior year. Our projection assumes new aircraft production by Boeing and Airbus of 650 aircraft in the aggregate for 2002. Aftermarket revenues in our air transport product line will decline 15 to 20 percent in 2002. Our in-flight entertainment product line will decline approximately 30 percent in 2002. Although we saw higher in-flight entertainment sales than we expected in the first six months of 2002, we believe that the discretionary nature of these products combined with the timing of customer deliveries will cause sales for this product line to be lower in the second half of 2002. Our business and regional product line revenues will decline 5 to 10 percent in 2002 due to lower business jet deliveries and aftermarket sales, and assumes no material impact from an ongoing strike at one of our major customers. We expect operating margins in Commercial Systems to improve in the second half of 2002 due in part to the realization of savings related to our restructuring actions.

•                        Our Government Systems business will grow in the mid single digit range for 2002.

Financial Condition and Liquidity

Cash Flow Summary

Cash provided by operations was $100 million for the six months ended March 31, 2002, compared to a use of cash of $19 million in the same period last year. Free cash flow was $80 million for the six months ended March 31, 2002 after paying a non-recurring tax deductible pension contribution of $38 million. This compares to a $69 million use of free cash flow in the first six months of 2001. We define free cash flow, an internal performance measure, as cash provided by operating activities and dispositions of property, reduced by capital expenditures. Our definition of free cash flow may be different than definitions used by other companies. Cash provided by operations and free cash flow were significantly higher in the six months ended March 31, 2002 due to improved working capital performance, primarily from strong cash collections and improved inventory management.

Cash used for investing activities during the six months ended March 31, 2002 was $35 million compared to $342 million last year. Capital expenditures were $26 million in the six months ended March 31, 2002 compared with $50 million in the same period last year. We expect capital expenditures for the full year to approximate $85 million. Cash investments for the six months ended March 31, 2002 relate principally to our acquisition of Communication Solutions, Inc. The acquisition expands our product portfolio in the areas of signals intelligence and surveillance solutions. Our cash investments in the six months ended March 31, 2001 relate to our Kaiser acquisition. Kaiser is a leading supplier of flight deck display solutions for tactical aircraft, optical technologies for instrumentation and communication, and specialized aircraft products for the defense and aerospace industry.

Cash used for financing activities was $76 million for the six months ended March 31, 2002. Strong free cash flow enabled us to paydown $24 million of commercial paper borrowings in the current period. In addition, we declared and paid cash dividends of $0.18 per share, totaling $33 million, for the six months ended March 31, 2002. We expect annual dividends to be $0.36 per share in 2002 and expect to fund these dividends using cash generated by operations. In December 2001, the Board of Directors of the Company approved a program authorizing the purchase of up to $200 million of Rockwell Collins’ common shares. For the six months ended March 31, 2002 we repurchased 1.1 million shares at a cost of $25 million.

Cash generated by operations combined with our borrowing capacity is expected to meet future operating cash flow needs, capital expenditures, dividend payments, acquisitions, and share repurchases for the foreseeable future.

Liquidity

Our primary source of liquidity is through short-term borrowings in the commercial paper market. Our access to that market is facilitated by the strength of our credit ratings and our $1 billion of committed credit facilities with several banks (Revolving Credit Facilities). Our current ratings as provided by Moody’s Investors Service, Standard & Poor’s and Fitch, Inc. are A-2 / A / A, respectively, for long-term debt and P-1 / A-1 / F-1, respectively, for short-term debt. Moody’s and Standard & Poor’s have placed a “negative outlook” on our credit ratings principally as a result of the impact the events of September 11th are expected to have on the commercial aerospace industry. The “negative outlook” ratings have not impaired our access to the commercial paper markets. Our ratings with Fitch continue to have a “stable outlook”.

Under our commercial paper program, we may sell up to $1 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and will have maturity of not more than 364 days from time of issuance. Commercial paper borrowings outstanding were $178 million at March 31, 2002.

Our Revolving Credit Facilities consist of a five-year $500 million portion expiring in May 2006 and a 364-day $500 million portion which expires May 29, 2002. The Revolving Credit Facilities are available to the Company for working capital needs, general corporate purposes and as support for our commercial paper program. We are subject to only one financial covenant under the Revolving Credit Facilities; that being the maintenance of a debt to total capitalization ratio below 60%. Our debt to total capital ratio at March 31, 2002 was 13 percent. At our election, the 364-day portion of the Revolving Credit Facilities can be converted to a one-year term loan. Our credit facilities do not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. There are no borrowings outstanding under our Revolving Credit Facilities as of March 31, 2002.

In addition to our Revolving Credit Facilities and commercial paper program, the Securities and Exchange Commission declared effective in November 2001 our shelf registration statement covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. Net proceeds of any offering will be used for general corporate purposes, with possible uses including repayment of existing indebtedness, capital expenditures, acquisitions and share repurchases.

If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include elimination of access to the commercial paper market and an increase in the cost of borrowing. In the event of impaired access to the commercial paper market, alternative sources of funding could include borrowings under the Revolving Credit Facilities, funds available from the issuance of securities under our shelf registration, and potential asset securitization strategies.

The downturn in the commercial air transport market, exacerbated by the terrorist attacks of September 11th, has adversely affected the financial condition of many of our commercial airline customers. Many of our customers have requested extended payment terms and we have been reviewing and, if appropriate, granting these requests on a case by case basis.  We perform ongoing credit evaluations on the financial condition of all of our customers and maintain allowances for uncollectible accounts receivable based upon expected collectibility. Although we believe our allowances are adequate, we are not able to predict with certainty the changes in the financial stability of our customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on our financial condition, results of operations, or cash flows.

Contractual Obligations and Other Commitments

The following table reflects our contractual obligations and other commitments as of March 31, 2002 (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	4 -5 Years

Non-cancelable operating leases	$35	$10	$15	$10
Commercial paper borrowings	178	178	—	—
Total	$213	$188	15	$10

We lease certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts with terms that meet the accounting definition of operating leases. Our commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on our Statement of Financial Position. We have no material outstanding guarantees of debt relating to our customers, suppliers, joint venture affiliates, or any other party.

As of March 31, 2002, we have outstanding letters of credit totaling $70 million issued by banks to support certain contractual obligations to our customers. If we fail to meet these contractual obligations, these letters of credit may become a liability of the Company.

Environmental

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 21 of the Notes to Consolidated Financial Statements in Exhibit 13 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2001. Management believes that at March 31, 2002, there has been no material change to this information.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 will be adopted in 2003 and requires recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. We do not expect the adoption of SFAS 143 to have a material effect on our results of operations or financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 will be adopted in 2003 and is not expected to materially change the methods used by us to measure impairment losses on long-lived assets, but may result in more matters being reported as discontinued operations than is permitted under current accounting principles.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgements, and assumptions that affect the amount of assets, liabilities, sales, costs and expenses reported in the accompanying condensed  consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events.

Understanding of the critical accounting policies discussed below and risks associated thereto are important in evaluating the financial condition and results of operations of Rockwell Collins. Management believes the following accounting policies used in the preparation of the consolidated financial statements are critical to the portrayal of our financial condition and results of operations as they involve a significant use of management judgement on matters that are inherently uncertain. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows.

Allowance for Doubtful Accounts

Allowances are established in order to report receivables at net realizable value on our Statement of Financial Position. The determination of these allowances requires management to make estimates and judgements as to the collectibility of customer account balances. These allowances are estimated by reviewing the financial condition together with our historical experience and relationships with customers, and by considering both current and projected economic and market conditions. Receivables from customers who file bankruptcy are generally reserved for at 100 percent with the uncollectible portion written off upon resolution from the bankruptcy court. Management currently believes that our commercial customers, especially those in the commercial airline industry, are the primary source of risk for uncollectible receivables.

Inventory Valuation Reserves

Inventory valuation reserves are recorded in order to report inventories at the lower of cost or market on our Statement of Financial Position. The determination of valuation reserves requires management to make estimates and judgements on the future salability of inventories. Valuation reserves for excess, obsolete, and slow moving inventory are estimated quarterly by comparing the inventory levels of individual parts to both future sales or production requirements and historical usage rates in order to identify inventory that is unlikely to be sold. Other factors that management considers in determining these reserves include overall market conditions and other management initiatives. Management can generally react to reduce the likelihood of severe excess and slow-moving inventory issues by changing purchasing behavior and practices provided changes in market conditions occur in a gradual fashion. Sudden and prolonged changes in market conditions, however, can result in levels of inventories that exceed future production requirements requiring the need for additional valuation reserves.

Accounting for Long-Term Contracts

A substantial portion of our sales to government related customers and certain of our sales to commercial customers are made pursuant to long-term contracts requiring delivery of products and services over several years and often contain fixed-price purchase options for additional products. Certain of these contracts are accounted for under the percentage-of-completion method of accounting under Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. The contracts we enter into with our customers typically include production of products (production-type), or product system design and other services (development-type). Sales and earnings on production-type contracts are recorded under either percentage-of-completion method using the contractual selling prices as units are shipped (units of delivery method) or are excluded from long term contract accounting, dependent on the nature of products produced. Sales and earnings on development-type contracts are generally recorded based upon the ratio of actual incurred costs to total estimated costs expected to be incurred under the contract (cost-to-cost method).

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as revenues are recorded under the contract. Assuming accurate estimates are made, the percentage-of-completion method results in the profit margin being recorded evenly over the term of the contract. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

The estimation of profit margins requires management to make projections of the total costs that will be incurred in order to fulfill a contract. These projections require management to make numerous assumptions and estimates relating to such items as development and engineering costs, material costs, manufacturing labor costs, overhead costs, capital costs, and manufacturing efficiency. Other variables include customer change orders for additional or revised product functionality and purchase options for additional quantities. Change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and amount of the item. Sales related to change orders are included in profit estimates only if they can be reliably estimated and collectibility is reasonably assured.  Sales and costs related to profitable purchase options are included in our estimates only when the options are exercised. Sales and costs related to unprofitable purchase options are included in our estimates when exercise is determined to be probable. These estimates are typically reviewed by management on a quarterly basis and changes in these underlying estimates are accounted for using the cumulative catch-up method in the period in which revised estimates are made.

Warranty

Reserves are recorded on our Statement of Financial Position to reflect our contractual liabilities relating to warranty commitments to our customers. We provide warranty coverage of various lengths and terms to our customers dependent on standard offerings and negotiated contractual agreements. Under our warranty coverage, we agree to repair or replace, without charge, any equipment or software which is defective as to design, workmanship or material during the warranty period. We record an estimate for warranty expense at the time of sale primarily based on historical warranty return rates and repair costs.

Retiree Benefits

We provide retirement benefits to most of our employees in the form of defined benefit pension plans (Pension Benefits) and retiree medical and other insurance plans (Other Retirement Benefits). Accounting standards require the cost of providing these benefit programs to be measured on an actuarial basis. These accounting methods will generally reduce the volatility of the reported benefit obligations and net periodic benefit costs as actuarial gains and losses resulting from both normal year-to-year changes in these assumptions and the differences from actual experience are deferred and amortized using generally accepted actuarial techniques. The application of these accounting standards require management to make numerous assumptions and judgments that can significantly affect these measurements. Critical assumptions made by management in performing these actuarial valuations include the selection of discount rates, expectations on the future rate of return on pension plan assets, and estimates of future health care cost trend rates.

Discount rates are used to determine the present values of our benefit obligations which effectively reflects the current amount at which our benefit obligations could be settled and also effect the amount of net periodic benefit cost recorded by the Company in any given period. We estimate this discount rate by looking at the rates of return on a basket of high quality, fixed-income investment indexes with maturity dates that reflect the expected time horizon that benefits will be paid. The effects of changes in the discount rate could have a material effect on our benefit obligations and related net periodic benefit costs.

A significant assumption made in determining the net periodic benefit cost for our Pension Benefits is the expected long-term rate of return on pension plan assets. Our current expected long-term rate of return assumption is 9.0 percent and we believe this rate of return is appropriate as our actual average return on pension plan assets over the past five, ten, fifteen and twenty-year periods has exceeded 10.5 percent. Over the past couple of years, the actual rate of return on pension plan assets has been substantially less than 9.0 percent. Should the actual rate of return fall below our expected return rate of 9.0 percent for a prolonged period of time, our net periodic benefit cost for Pension Benefits will likely increase.

Health care cost trend rates for the retiree medical insurance are a significant driver of our overall Other Retirement Benefits obligation and related net periodic benefit cost. These trend rates are estimated based upon historical experience and future expectations. In recent years, we have experienced higher trend rates than anticipated and should these trend rates continue unabated, the benefit obligation and related net periodic benefit cost for Other Retirement Benefits will likely increase.

CAUTIONARY STATEMENT

This quarterly report contains statements (including certain projections and business trends) accompanied by such phrases as “assumes”, “anticipates”, “believes”, “expects”, “estimates”, “projects”, “will” and other similar expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the impact of the terrorist attacks on September 11, 2001 and their aftermath; the timing related to restoring consumer confidence in air travel; the health of the global economy as well as the commercial aerospace industry; dependency on U.S. government contracts and their associated unique risks; domestic and foreign government spending, budgetary and trade policies; economic and political changes in international markets where the Company competes; demand for and market acceptance of new and existing products, including potential cancellation or delay of orders by commercial or government customers; successful development of advanced technologies; favorable outcomes of certain customer procurements; new aircraft build rates; variances from management’s estimates on critical accounting policies; our ability to handle production rate increases and decreases; our suppliers ability to meet our material requirements; implementation of restructuring actions and performance objectives in accordance with management plans; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those set forth under “Certain Business Risks” and in other sections of our Annual Report on Form 10-K for the year ended September 30, 2001, as well as those detailed from time to time in our other Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Information with respect to the Company’s exposure to interest rate risk and foreign currency risk is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13 incorporated by reference in our Form 10-K for the year ended September 30, 2001. Management believes that at March 31, 2002, there has been no material change to this information.

PART II.        OTHER INFORMATION

Item 1. Legal Proceedings

On December 14, 1995, a civil action was filed in the United States District Court for the Western District of Texas, El Paso Division, United States ex. rel Staines v. Rockwell International Corp., under the qui tam provisions of the False Claims Act seeking unspecified damages for alleged violations of the Act on two contracts with an agency of the U.S. Government under which an electronics fabricating plant in El Paso now owned by The Boeing Company performed work on subcontract for another facility now owned by Boeing, and two contracts where the plant performed work on subcontract for Rockwell Collins’ (the Company) Dallas, Texas facility. Specifically with respect to the work performed at the El Paso plant for the Company, the plaintiff alleges that certain components were improperly tested and that certain components removed from circuit boards for testing were thereafter reinstalled when they should not have been. The Boeing Company has agreed to defend and indemnify the Company and Rockwell International (Rockwell) for claims relating to work performed on Boeing contracts, and for any wrongdoing that may have occurred at the El Paso plant relating to work performed there for the Company, but not for wrongdoing, if any, that may have occurred at or under the direction of the Company’s Dallas facility. In October 1998, the United States declined to intervene in the action on its own behalf and the plaintiff has since proceeded to prosecute the action himself with private counsel. Rockwell and Boeing have denied wrongdoing and are vigorously defending the action. Discovery is not yet complete. On May 11, 1999, Boeing and Rockwell filed a motion to dismiss the case on the pleadings. On March 4, 2002, the district court judge denied the defendant’s motion to dismiss, lifted the discovery stay and set the case for a jury trial to commence on September 23, 2002. On March 13, 2002, defendants’ Boeing and Rockwell filed their answer to the complaint.

Pursuant to the terms of the distribution agreement entered into among Rockwell, the Company and Rockwell Scientific Company LLC, the Company assumed all responsibility for current and future litigation, including environmental proceedings, against Rockwell or its subsidiaries with respect to the operations of the Company’s business.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)          The annual meeting of shareowners of the Company was held on February 13, 2002 and the number of voting shares outstanding as of the record date was 183,641,028.

(b)         At the meeting, the shareowners:

(i)             voted to elect two directors of the Company. Each nominee for director was elected to a term expiring in 2005 by a vote of the shareowners as follows:

	Affirmative Votes	Votes Withheld
General Michael P.C. Carns	161,276,765	1,781,866
Joseph F. Toot, Jr.	161,052,512	2,006,119

In addition to the directors elected above, the Company’s Board of Directors also include the following continuing directors with terms expiring in 2003 and 2004: Anthony J. Carbone, Clayton M. Jones, Donald R. Beall and Richard J. Ferris. Subsequent to the annual meeting of shareowners of the Company, Chris A. Davis was elected a director with a term expiring in 2005.

(ii)          voted on a proposal to approve the selection by the Board of Directors of the firm Deloitte &   Touche LLP as auditors of the Company. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	160,192,878
Negative votes	2,133,432
Abstentions	732,321

(iii)       voted on a proposal to approve the Company’s 2001 Long-Term Incentives Plan. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	121,614,630
Negative votes	15,337,093
Abstentions and/or Broker Non-Votes	26,106,908

(iv)      voted on a proposal to approve the Company’s Director Stock Plan. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	120,890,891
Negative votes	15,833,659
Abstentions and/or Broker Non-Votes	26,334,081

(v)         voted on a proposal to approve the Company’s Annual Incentive Plan for Senior Executive Officers. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	148,196,841
Negative votes	12,509,241
Abstentions	2,352,549

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

                                Exhibit 12               Computation of Ratio of Earnings to Fixed Charges for the six months ended

                                                                March 31, 2002.

(b)         Reports on Form 8-K during the three months ended March 31, 2002:               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	May 3, 2002	By	/s/ P. E. Allen

P. E. Allen Vice President Finance and Treasurer (Principal Accounting Officer)

Date:	May 3, 2002	By	/s/ G. R. Chadick
G. R. Chadick Senior Vice President, General Counsel and Secretary