Form 10-Q
period 2002-06-30
ROCKWELL COLLINS INC
filed 2002-08-05
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002. Commission file number 1-16445.

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

Yes  ☒      No  ☐

182,944,934 shares of registrant’s Common Stock, par value $.01 per share, were outstanding on July 29, 2002.

ROCKWELL COLLINS, INC.

PART I.      FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Unaudited)

(in millions, except per share amounts)

	June 30, 2002	September 30, 2001
ASSETS
Current Assets:

Cash

$

44

$

60

Receivables

510

628

Inventories	685	727
Current deferred income taxes	176	189

Other current assets

28

24

Total current assets

1,443

1,628

Property	413	439
Goodwill	224	184
Intangible Assets	78	101
Other Assets	335	276

TOTAL ASSETS	$2,493	$2,628

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Short-term debt	$80	$202

Accounts payable

198

246

Compensation and benefits	186	231
Income taxes payable	36	15

Product warranty costs

141

146

Other current liabilities	278	295

Total current liabilities

919

1,135

Retirement Benefits	319	341
Other Liabilities	36	42

Shareowners’ Equity:

Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 2002, 183.8; 2001, 183.6)

2

2

Additional paid-in capital

1,208

1,201

Retained earnings (deficit)

38

(65

)

Accumulated other comprehensive loss	(25)	(28)
Common stock in treasury, at cost (shares held: 2002, 0.2; 2001, -)	(4)	—
Total shareowners’ equity	1,219	1,110

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,493	$2,628

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001

Sales	$623	$727	$1,794	$2,004

Costs and expenses:
Cost of sales	460	535	1,338	1,479
Selling, general, and administrative expenses	74	89	215	246
Interest expense	1	—	4	—
Other income	—	(1)	(4)	(6)

Total costs and expenses	535	623	1,553	1,719

Income before income taxes	88	104	241	285

Income tax provision	28	36	75	98

Net income	$60	$68	$166	$187

Earnings per share:
Basic	$0.33		$0.91
Diluted	$0.33		$0.90

Weighted average common shares:
Basic	183.0		183.3
Diluted	184.8		184.4

Cash dividends per share (Note 1)	$0.09		$0.27

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended June 30,
	2002	2001
Operating Activities:
Net income	$166	$187
Adjustments to arrive at cash provided by operating activities:
Depreciation	59	72
Amortization of intangible assets	4	30
Pension plan contribution	(38)	—
Deferred income taxes	17	7

Changes in assets and liabilities, excluding effects of acquisitions and divestitures:

Receivables

117

(36

)

Inventories	37	(109)
Accounts payable	(51)	(46)
Income taxes payable	21	4

Compensation and benefits

(35

)

(22

)

Other assets and liabilities	(66)	(78)
Cash Provided by Operating Activities	231	9

Investing Activities:
Property additions	(40)	(85)
Acquisitions of businesses, net of cash acquired	(31)	(292)
Proceeds from the divestiture of a business	15	—
Proceeds from the disposition of property	6	—

Cash Used for Investing Activities

(50

)

(377

)

Financing Activities:

(Decrease) Increase in short-term borrowings

(122

)

302

Purchases of treasury stock	(42)	—
Cash dividends	(49)	—
Proceeds from the exercise of stock options	16	—
Special payment to Rockwell	—	(300)
Net transfers from Rockwell	—	366

Cash (Used for) Provided by Financing Activities

(197

)

368

Net Change in Cash	(16)	—
Cash at Beginning of Period	60	20
Cash at End of Period	$44	$20

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

The financial statements for periods prior to the Distribution reflect the results of operations and cash flows of Avionics and Communications as operated by Rockwell prior to the Distribution, as well as the Company’s share of earnings and losses from its 50 percent ownership interest in Rockwell Scientific Company, LLC (Rockwell Scientific) that was transferred to the Company in connection with the Distribution.

The financial statements for periods prior to the Distribution include an allocation for management and other services provided by Rockwell to the Company including, but not limited to, corporate oversight, financial, legal, tax, payroll and employee benefits administration services. Total costs for these services were $8 million and $27 million for the three and nine months ended June 30, 2001. Management believes that the method of allocating these costs to the Company was reasonable and the amounts approximate the costs that would have been incurred by the Company on a stand-alone basis. The financial statements for periods prior to the Distribution are not necessarily indicative of what the financial position, results of operations and cash flows would have been if Rockwell Collins had been an independent public company during such periods. Financial data included in the accompanying financial statements for periods subsequent to the Distribution have been prepared on a basis that reflects the historical assets, liabilities, and operations of the business contributed to the Company by Rockwell.

The financial statements of Rockwell Collins have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, long-term contracts, allowances for doubtful accounts, inventory obsolescence, product warranty costs, customer incentives, retirement benefits, income taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the Statement of Operations in the period that they are determined.

In the opinion of the management of Rockwell Collins, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, including the financial statements in Exhibit 13 incorporated by reference in the Form 10-K. The results of operations for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year. Prior period amounts have been adjusted to reflect the reclassification of certain exchange and rental assets previously classified as Inventory and Property to Other Assets.

At the end of each interim reporting period the Company makes an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. During the three and nine months ended June 30, 2002, the effective income tax rate was 31.0 percent. During the nine months ended June 30, 2002 the Company paid $32 million of income taxes.

The Company operates on a fiscal year basis with the fiscal year ending on September 30. All date references contained herein relate to the Company’s fiscal year unless otherwise stated.

Earnings per share information for the three and nine months ended June 30, 2001 has not been presented as the Company was not an independent company during these periods. However, pro forma earnings per share has been presented in Note 17 as if the Distribution had occurred at October 1, 2000 and giving effect to earnings adjustments resulting from certain assets and liabilities assumed or incurred by the Company in connection with the Distribution.

On April 19, 2002 the Board of Directors of the Company declared a quarterly dividend of nine cents per share on its common stock, paid on June 3, 2002 to shareowners of record on May 13, 2002.

2.                          Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 will be adopted by the Company in 2003 and requires recording of the fair value of liabilities associated with the legal obligations to retire long-lived assets in the period in which they are incurred. The adoption of SFAS 143 is not expected to have a material effect on the Company’s results of operations and financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 will be adopted by the Company in 2003 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more divestitures being reported as discontinued operations than is permitted under current accounting principles.

3.                          Acquisitions and Divestitures

In June 2002, Rockwell Collins entered into a definitive agreement to acquire Airshow, Inc. (Airshow) for approximately $160 million in cash. Airshow provides a comprehensive, integrated suite of cabin electronics systems for business aircraft, including cabin environment controls, passenger information and entertainment, and business support systems. The acquisition of Airshow will expand the Company’s capabilities for providing airborne electronics solutions to business aviation and commercial aircraft, and will increase the Company’s ability to provide integrated solutions that bridge flight deck and cabin electronics. The transaction is subject to regulatory and third party approvals, and is expected to close during the fourth quarter of 2002.

In March 2002, Rockwell Collins acquired Communication Solutions, Inc. (Com-Sol), a provider of signals intelligence technology that is used worldwide in defense and security-related applications. The acquisition of Com-Sol expands the Company’s product portfolio in the areas of signals intelligence and surveillance solutions and enhances the electronic warfare capabilities of Rockwell Collins. The purchase price, net of cash acquired, was $24 million, of which $14 million was allocated to goodwill, and $5 million to intangibles with finite lives including patented technology and trademarks. The weighted average useful life of intangible assets with finite lives is 8 years. Goodwill resulting from this acquisition is included within Government Systems segment assets and is non-deductible for tax purposes.

In December 2000, Rockwell Collins acquired Kaiser Aerospace & Electronics Corporation (Kaiser). Kaiser is a leading supplier of flight deck display solutions for tactical aircraft, optical technologies for instrumentation and communication, and specialized aircraft products for the defense and aerospace industry. The purchase price, net of cash acquired, was approximately $302 million, of which $199 million was allocated to goodwill, $46 million was allocated to intangible assets with finite lives and $19 million was allocated to intangible assets with indefinite lives. The weighted average useful life of the intangible assets with finite lives is 11 years. Goodwill resulting from the Kaiser acquisition is non-deductible for tax purposes and was identified to the Company’s operating segments based upon the internal reporting structure, which resulted in $62 million and $137 million allocated to the Commercial Systems segment and Government Systems segment, respectively. During the nine months ended June 30, 2002 the Company paid $7 million to the former shareowners of Kaiser, bringing the total cash payments to date for this acquisition to $299 million with the remaining balance to be paid by the end of 2003.

The results of operations of the Com-Sol and Kaiser businesses are included in the Statement of Operations since their respective dates of acquisition. Pro forma financial information is not presented, as the combined effect of these acquisitions is not material to the Company’s results of operations or financial position.

In March 2002, Rockwell Collins sold Kaiser Fluid Technologies, Inc. (KFT) for $15 million in cash. KFT’s product lines included valves, actuators and dampers for landing gear, brake, engine, bleed air, flight control and utility control systems for aircraft. There was no gain or loss recorded by the Company in connection with this divestiture. Prior to the divestiture, KFT generated sales for the Government Systems segment in the amount of $8 million for the six months ended March 31, 2002.

4.                          Receivables

Receivables are summarized as follows (in millions):

	June 30, 2002	September 30, 2001

Billed	$400	$551
Unbilled	183	139
Less progress payments	(52)	(42)
Total	531	648
Less allowance for doubtful accounts	(21)	(20)
Receivables	$510	$628

5.                          Inventories

Inventories are summarized as follows (in millions):

	June 30, 2002	September 30, 2001

Finished goods	$184	$165
Work in process	236	281
Raw materials, parts, and supplies	324	331
Total	744	777
Less progress payments	(59)	(50)
Inventories	$685	$727

6.                          Property

Property is summarized as follows (in millions):

	June 30, 2002	September 30, 2001

Land	$26	$27
Buildings and improvements	213	208
Machinery and equipment	519	503
Information systems software and hardware	243	250
Construction in progress	31	51
Total	1,032	1,039
Less accumulated depreciation	(619)	(600)
Property	$413	$439

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

Changes in the carrying amount of goodwill for the nine months ended June 30, 2002 are summarized as follows (in millions):

	Commercial Systems	Government Systems	Total

Balance at September 30, 2001	$77	$107	$184
Assembled workforce reclass, net of deferred taxes of $6 million	3	9	12
Balance at October 1, 2001	80	116	196

Kaiser acquisition adjustments	1	17	18
Communication Solutions acquisition	—	14	14
Kaiser Fluid Technologies divestiture	—	(4)	(4)
Balance at June 30, 2002	$81	$143	$224

In accordance with SFAS 142, the Company performed impairment tests on goodwill as of October 1, 2001 by comparing the current fair values of its reportable units containing goodwill balances to their carrying values. Fair values were determined using outside valuation experts utilizing accepted valuation techniques. These impairment tests yielded no goodwill impairment.

Intangible assets at June 30, 2002 are summarized as follows (in millions):

	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$66	$10	$56
License agreements	3	3	—
Intangible assets with indefinite lives:
Trademarks and tradenames	18	1	17
Intangible asset related to minimum pension liability	5	—	5
Intangible assets	$92	$14	$78

In connection with the Company’s adoption of SFAS 142, a review was performed of the remaining estimated useful lives of all recorded intangible assets. As a result of this review, trademarks and tradenames for Kaiser were determined to have indefinite lives and are no longer being amortized effective October 1, 2001. In addition, trademarks and tradenames were tested for impairment as of October 1, 2001 as required by SFAS 142 and were determined not to be impaired.

Intangible amortization expense for the three and nine months ended June 30, 2002 was $1 million and $4 million, respectively. Estimated intangible amortization expense for the full year 2002 and for each of the five succeeding years is $6 million.

Pro forma financial information for the three and nine months ended June 30, 2001, reflecting adjustments relating to the adoption of SFAS 141 and SFAS 142, is presented in Note 17.

8.                          Other Assets

Other assets are summarized as follows (in millions):

	June 30, 2002	September 30, 2001

Prepaid pension cost	$183	$141
Exchange and rental assets, net of accumulated depreciation of $38 million June 30, 2002 and $30 million September 30, 2001	64	65
Investments in equity affiliates	54	53
Long-term deferred income taxes	14	8
Other	20	9
Other assets	$335	$276

Exchange and rental assets consist of Company products that are either loaned or rented to customers on a short-term basis in connections with warranty and other service related activities.  These assets are stated at acquisition or production cost and depreciated using straight-line method over 11 years.

9.                          Debt

Commercial paper borrowings outstanding were $80 million at June 30, 2002 and $202 million at September 30, 2001. The weighted average interest rate and maturity period of the commercial paper outstanding at June 30, 2002 was 1.9 percent and 16 days, respectively.

Interest paid for the three and nine months ended June 30, 2002 was $1 million and $5 million, respectively.

10.                   Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30, 2002	September 30, 2001

Customer incentives	$100	$101
Contract loss reserves	88	86
Advance payments from customers	51	52
Other	39	56
Other current liabilities	$278	$295

11.                   Retirement Benefits

Pension Benefits

The components of net periodic pension cost are as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Service cost	$9	$8	$28	$24
Interest cost	33	28	99	85
Expected return on plan assets	(42)	(39)	(126)	(116)
Amortization:
Prior service cost	1	1	2	3
Net actuarial loss	—	—	1	—
Net periodic pension expense (income)	$1	$(2)	$4	$(4)

The Company lowered its expected rate of return on pension plan assets in 2002 to 9.00 percent from 9.75 percent in 2001 based upon current investment mix and market outlook. This adjustment will reduce our expected return on plan assets by $14 million in 2002.

Retiree Medical Benefits

The components of net periodic retiree medical cost are as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Service cost	$2	$1	$4	$3
Interest cost	6	4	18	12
Expected return on plan assets	—	—	(1)	(1)
Amortization:
Prior service cost	(5)	(4)	(14)	(10)
Net actuarial loss	3	1	8	2
Curtailment gain	(2)	—	(14)	—
Net periodic retiree medical expense	$4	$2	$1	$6

On November 30, 2001, the Company remeasured its liability for postretirement medical benefits to determine the effect of the significant workforce reductions in 2002 resulting from the Company’s 2001 comprehensive restructuring plan. The actuarial assumptions used in performing this remeasurement were the same as those assumptions used at the June 30, 2001 measurement date except for the discount rate and the expected return on plan assets, which were reduced to 7.0 percent and 9.0 percent, respectively. As a result of the November 30, 2001 remeasurement, the Company’s accumulated postretirement benefit obligation increased $21 million to $361 million. The Company recognized a curtailment gain resulting from the accelerated recognition of a deferred gain related to a plan amendment of approximately $14 million during the nine months ended June 30, 2002 as the workforce reductions were completed.

Employee Stock Purchase Plan

The Company offers an Employee Stock Purchase Plan, which allows employees to have withheld up to 15 percent of their base compensation toward the purchase of the Company’s stock. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85 percent of the lower of the fair market value on the first or the last day of the offering period. There are two offering periods during the year, each lasting six months, beginning on December 1 and June 1. During the three months ended June 30, 2002, the Company issued approximately 0.7 million shares related to this plan as consideration for a $10 million employee payroll withholding liability. This transaction was treated as a non-cash transaction in the Statement of Cash Flows.

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The employee stock purchase plan is considered a non-compensatory plan under APB 25 and no compensation expense is recorded in connection with this employee benefit.

12.                   Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Net income	$60	$68	$166	$187
Unrealized translation adjustment during the period	5	(1)	3	(2)
Comprehensive income	$65	$67	$169	$185

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

The restructuring plan anticipated involuntary separations of approximately 2,800 employees. These employee separations were broad based and affected all business groups, with the largest number of reductions in the Commercial Systems business and organizations that support commercial product lines. Approximately 2,600, or 93 percent, of employee separations have been completed and $19 million of employee separation costs have been paid as of June 30, 2002, with the remaining employee separations expected to be completed by the end of 2002. Employee separation costs include severance, fringe benefits during the severance period, and outplacement costs.

The restructuring plan also included the consolidation of the in-flight entertainment product line into one facility in Pomona, California; the closure of certain service centers, sales and other offices in California, Illinois, Australia, and Southeast Asia; and the consolidation of certain manufacturing operations. Facility exit costs are comprised primarily of lease payments or cancellation costs pursuant to contractual obligations. Facility exit actions have been completed at service centers in California and Southeast Asia, as well as an office in Illinois. Facility consolidation of the Company’s in-flight entertainment operations in California is complete. Exit costs associated with these facility actions of $1 million have been paid as of June 30, 2002, and will continue through the term of the lease periods for these facilities.

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

The changes in the restructuring reserves during the nine months ended June 30, 2002 are as follows (in millions):

	Reserve at September 30, 2001	Cash Payments	Reserve Adjustment	Reserve at June 30, 2002
Employee separation cost	$28	$(19)	$(4)	$5
Facility exit costs	4	(1)	—	3
Restructuring reserves	$32	$(20)	$(4)	$8

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

On April 3, 2000, a civil action was filed against the Company in the Court of Common Pleas of Pennsylvania for Allegheny County, Westinghouse Air Brake Technologies Corp. v. Rockwell Collins, Inc., asserting various claims arising out of the plaintiff’s purchase of the Company’s former Railroad Electronics Business pursuant to a Sale Agreement on October 5, 1998. Specifically, the plaintiff alleged that it was entitled under provisions of the Sale Agreement to a post-closing adjustment of approximately $7 million in the purchase price, and that it was entitled to unspecified damages for alleged misrepresentations, breaches of warranty, mistake of fact, and failure by the Company to turn over certain assets and to provide certain post-closing support. On December 13, 2000, the trial court ordered that the claim for a post-closing adjustment in the purchase price be submitted to mandatory arbitration pursuant to the provisions of the Sale Agreement, but declined to stay court proceedings on the other issues during pendency of the arbitration proceeding. On June 18, 2002 the arbitrator issued a ruling in the Company’s favor and denying in its entirety the plaintiff’s claims for a post-closing adjustment to the purchase price. As a result of this ruling, the Company reversed a reserve related to the arbitration of approximately $4 million during the three months ended June 30, 2002. With respect to the litigation, the parties are in the early stages of discovery.

On December 14, 1995, a civil action was filed in the United States District Court for the Western District of Texas, El Paso Division, United States ex. rel Staines v. Rockwell International Corp., under the qui tam provisions of the False Claims Act seeking unspecified damages for alleged violations of the Act on two contracts with an agency of the U.S. Government under which an electronics fabricating plant in El Paso now owned by The Boeing Company performed work on subcontract for another facility now owned by Boeing, and two contracts where the plant performed work on subcontract for the Company’s Dallas, Texas facility.  Specifically with respect to the work performed at the El Paso plant for the Company, the plaintiff alleges that certain components were improperly tested and that certain components removed from circuit boards for testing were thereafter reinstalled when they should not have been. The Boeing Company has agreed to defend and indemnify the Company and Rockwell for claims relating to work performed on Boeing contracts, and for any wrongdoing that may have occurred at the El Paso plant relating to work performed there for the Company, but not for wrongdoing, if any, that may have occurred at or under the direction of the Company’s Dallas facility. In October 1998, the United States declined to intervene in the action on its own behalf and the plaintiff has since proceeded to prosecute the action himself with private counsel. Rockwell and Boeing have denied wrongdoing and have vigorously defended this action. The case was set for a jury trial to commence on September 23, 2002. On July 18, 2002, plaintiff filed in the District Court a Motion for Voluntary Dismissal of the False Claims Act causes of action. The District Court granted plaintiff’s Voluntary Dismissal motion on July 22, 2002, dismissing the False Claims Act causes of action with prejudice as it relates to the plaintiff and without prejudice as it relates to the United States Government. The Motion for Voluntary Dismissal was based on the lack of sufficient evidentiary basis to pursue the False Claims Act allegations. Plaintiff also conditionally moved to dismiss his retaliation cause of action based on an agreement in principle between plaintiff and defendants on settlement of this cause of action. The conditional settlement is subject to completion of an appropriate settlement and release agreement, which the parties expect to complete within the next 30 days. The Company has agreed to reimburse Boeing a nominal amount of defense costs related to this lawsuit.

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

15.                   Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Sales:
Commercial Systems	$336	$428	$1,014	$1,246
Government Systems	287	299	780	758
Total	$623	$727	$1,794	$2,004

Segment operating earnings:
Commercial Systems	$44	$68	$130	$192
Government Systems	50	44	132	114
Total	94	112	262	306

Interest expense	(1)	—	(4)	—
Earnings (losses) from equity affiliates	1	(1)	1	1
Restructuring adjustment	—	—	4	—
General corporate - net	(6)	(7)	(22)	(22)
Income before income taxes	88	104	241	285
Income tax provision	(28)	(36)	(75)	(98)

Net income	$60	$68	$166	$187

Prior to October 1, 2001, the Company evaluated performance and allocated resources based upon, among other considerations, segment operating earnings before income taxes; unallocated general corporate expenses; incremental acquisition-related expenses resulting from purchase accounting adjustments such as goodwill and other intangible asset amortization, depreciation, inventory and purchased research and development charges; interest expense; gains and losses from the disposition of businesses; earnings and losses from corporate-level equity affiliates; special charges related to comprehensive restructuring actions; and other special items as identified by management from time to time.

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

Sales by product category are summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001

Commercial avionics products	$250	$334	$773	$974
In-flight entertainment products	86	94	241	272
Defense electronics products	287	299	780	758
Total	$623	$727	$1,794	$2,004

16.                   Subsequent Event

In July 2002, Rockwell Collins entered into agreements with Airbus France S.A. and Tenzing Communications, Inc. (Tenzing) to develop and provide passenger connectivity onboard commercial aircraft. The agreement with Tenzing includes an initial $5 million investment by Rockwell Collins in Tenzing with an additional $5 million investment scheduled as early as October 31, 2002, subject to certain conditions. Rockwell Collins and Tenzing will work together to develop and deliver next-generation passenger connectivity solutions, including e-mail and other messaging capabilities. This effort seeks to expand the Company’s portfolio of capabilities that enable onboard data management and global network access for commercial aircraft.

17.                   Pro Forma Financial Information

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

Pro forma adjustments related to the Distribution include interest expense on $300 million of commercial paper borrowings used to fund the special payment to Rockwell and income and costs related to employee benefit obligations, including pension and other retirement benefits, related to former Rockwell employees not associated with the Avionics and Communications business that were assumed by the Company in connection with the Distribution. Interest expense, including debt issuance costs, was estimated to be 4.9 percent and 6.1 percent for the three and nine months ended June 30, 2001.

SFAS 141 and SFAS 142 pro forma financial information includes the adjustments to eliminate amortization expense related to goodwill, trademarks and tradenames as these intangibles are no longer being amortized. Pro forma financial information also includes adjustments to eliminate amortization related to assembled workforce as this intangible asset has been reclassified to goodwill and is no longer being amortized.

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

Pro forma financial information for the three months ended June 30, 2001 is calculated as follows (in millions, except per share amounts):

		Pro Forma Adjustments
	Reported	Distribution	SFAS 141 / 142	Pro Forma
Sales:
Commercial Systems	$428	$—	$—	$428
Government Systems	299	—	—	299
Total	$727	$—	$—	$727

Segment operating earnings:
Commercial Systems	$68	$—	$3	$71
Government Systems	44	—	2	46
Total	112	—	5	117

Interest expense	—	(4)	—	(4)
Losses from equity affiliates	(1)	—	—	(1)
General corporate - net	(7)	2	—	(5)
Income before income taxes	104	(2)	5	107
Income tax provision	(36)	1	(1)	(36)

Net income	$68	$(1)	$4	$71

Pro forma earnings per share:
Basic				$0.39
Diluted				$0.38

Pro forma weighted average common shares:
Basic				183.1
Diluted				186.0

Pro forma financial information for the nine months ended June 30, 2001 is calculated as follows (in millions, except per share amounts):

		Pro Forma Adjustments
	Reported	Distribution	SFAS 141 / 142	Pro Forma
Sales:
Commercial Systems	$1,246	$—	$—	$1,246
Government Systems	758	—	—	758
Total	$2,004	$—	$—	$2,004

Segment operating earnings:
Commercial Systems	$192	$—	$12	$204
Government Systems	114	—	4	118
Total	306	—	16	322

Interest expense	—	(14)	—	(14)
Earnings from equity affiliates	1	—	—	1
General corporate - net	(22)	5	—	(17)
Income before income taxes	285	(9)	16	292
Income tax provision	(98)	3	(4)	(99)

Net income	$187	$(6)	$12	$193

Pro forma earnings per share:
Basic				$1.06
Diluted				$1.04

Pro forma weighted average common shares:
Basic				182.6
Diluted				185.9

ROCKWELL COLLINS, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Rockwell Collins became an independent publicly traded company on June 29, 2001 following its spin-off from Rockwell International Corporation, subsequently renamed Rockwell Automation, Inc. The following management discussion and analysis is based upon actual reported financial results for the three and nine months ended June 30, 2002 and pro forma financial results for the three and nine months ended June 30, 2001 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part 1 of this quarterly report.

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

The following table presents segment sales and operating earnings information (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	Pro Forma 2001	2002	Pro Forma 2001
Sales:
Commercial Systems	$336	$428	$1,014	$1,246
Government Systems	287	299	780	758
Total	$623	$727	$1,794	$2,004

Segment operating earnings:
Commercial Systems	$44	$71	$130	$204
Government Systems	50	46	132	118
Total	94	117	262	322

Interest expense	(1)	(4)	(4)	(14)
Earnings (losses) from equity affiliates	1	(1)	1	1
Restructuring adjustment	—	—	4	—
General corporate - net	(6)	(5)	(22)	(17)
Income before income taxes	88	107	241	292
Income tax provision	(28)	(36)	(75)	(99)

Net income	$60	$71	$166	$193

Earnings per share:
Basic	$0.33	$0.39	$0.91	$1.06
Diluted	$0.33	$0.38	$0.90	$1.04

Weighted average common shares:
Basic	183.0	183.1	183.3	182.6
Diluted	184.8	186.0	184.4	185.9

Three Months Ended June 30, 2002 and 2001

Sales decreased $104 million, or 14 percent, to $623 million for the three months ended June 30, 2002, compared to sales of $727 million in the same period last year. Lower sales primarily resulted from continued weakness in the commercial aircraft market in the aftermath of September 11th. Net income for the three months ended June 30, 2002 was $60 million, or 9.6 percent of sales, compared with pro forma net income of $71 million, or 9.8 percent of sales, in the same period last year. This decrease in net income resulted primarily from lower sales and less favorable sales mix from Commercial Systems, partially offset by profitability improvements from our Government Systems segment combined with lower interest expense and a lower effective income tax rate compared to prior year. Interest expense of $1 million for the three months ended June 30, 2002, was lower than pro forma interest expense of $4 million for the same period last year, resulting from lower interest rates as well as from a reduction in short-term debt. Our effective income tax rate for the three months ended June 30, 2002, decreased to 31.0 percent compared with 33.8 percent last year. For the three months ended June 30, 2002, general corporate-net included a favorable resolution of a legal matter associated with the sale of a business several years ago leading to a reversal of a reserve which increased earnings by approximately $4 million (Note 14). Diluted earnings per share for the three months ended June 30, 2002 was 33 cents, compared with diluted pro forma earnings per share of 38 cents in the same period a year ago.

Commercial Systems sales for the three months ended June 30, 2002 were $336 million, a decrease of $92 million, or 21 percent, compared to $428 million in the same period last year. This decline resulted primarily from lower sales of commercial avionics to the air transport marketplace, and lower business and regional jet avionics sales due to the effects of a strike at Bombardier. Sales of commercial avionics products declined 25 percent to $250 million for the three months ended June 30, 2002, compared to $334 million last year. Sales of in-flight entertainment products declined 9 percent to $86 million compared with $94 million in the same period last year. Commercial Systems’ segment operating earnings for the three months ended June 30, 2002 were $44 million compared to $71 million for the same period a year ago. Operating earnings as a percent of sales decreased to 13.1 percent for the three months ended June 30, 2002 compared with 16.6 percent in the prior year. These decreases resulted primarily from lower commercial avionics sales, less favorable sales mix, and higher costs related to the development of the integrated information system product.

Government Systems sales were $287 million for the three months ended June 30, 2002 compared with $299 million in the same period a year ago, a decrease of $12 million or 4 percent. Higher sales in GPS products resulting from increased military activities and higher sales from the C-130 integrated applications product line partially offset a $26 million decline in sales related to a KC-135 aircraft retrofit program that was completed in the third quarter of 2001. Government Systems operating earnings increased to $50 million for the three months ended June 30, 2002, an increase of $4 million compared to $46 million in the same period a year ago. Operating earnings as a percent of sales increased to 17.4 percent for the three months ended June 30, 2002, compared to 15.4 percent in the prior year as a result of an improved mix of products sold and higher engineering productivity.

Nine Months Ended June 30, 2002 and 2001

For the nine months ended, June 30, 2002, sales decreased $210 million, or 10 percent, to $1,794 million compared to sales of $2,004 million in the nine months ended June 30, 2001. Lower sales primarily resulted from weakness in the commercial aircraft markets since September 11th, partially offset by sales growth in the government markets we serve. Net income for the nine months ended June 30, 2002 was $166 million, or 9.3 percent of sales, compared with pro forma net income of $193 million, or 9.6 percent of sales, in the nine months ended June 30, 2001. The decline in net income resulted from lower sales volume and less favorable sales mix in Commercial Systems, partially offset by higher earnings in Government Systems as well as from favorable impacts from lower interest expense, a restructuring adjustment, a resolution of a legal matter, and a lower effective income tax rate. Interest expense of $4 million for the nine months ended June 30, 2002, was $10 million lower than pro forma interest expense for the same period last year due to lower interest rates and from a reduction in short-term debt. Lower severance costs resulting from higher than expected employee attrition that resulted in a favorable adjustment of $4 million. A favorable resolution of a legal matter associated with the sale of a business several years ago resulted in a $4 million reversal of a reserve (Note 14). Our effective income tax rate for the nine months ended June 30, 2002 decreased to 31.0 percent compared with 33.9 percent last year. Diluted earnings per share for the nine months ended June 30, 2002 was 90 cents, compared with diluted pro forma earnings per share of $1.04 in the first nine months last year.

Commercial Systems sales for the nine months ended June 30, 2002 were $1,014 million, a decrease of $232 million, or 19 percent, compared to $1,246 million in the same period of 2001. Commercial avionics sales into the air transport and business and regional jet markets decreased 21 percent while sales of in-flight entertainment products decreased 11 percent compared to the prior year. Commercial Systems operating earnings for the nine months ended June 30, 2002 were $130 million compared to $204 million for the first nine months last year. Operating earnings as a percent of sales decreased to 12.8 percent for the nine months ended June 30, 2002 compared with 16.4 percent last year. These decreases resulted primarily from volume declines and less favorable sales mix resulting from a significant decline in aftermarket sales. Lower operating expenses resulting from our restructuring actions initiated in 2001 partially offset the effects of lower sales and less favorable mix.

Government Systems sales were $780 million for the nine months ended June 30, 2002 compared with $758 million in the same nine months of 2001, an increase of $22 million or 3 percent. Our Kaiser Aerospace & Electronics Corporation (Kaiser) acquisition, completed in December 2000, accounted for a $25 million increase in sales compared to prior year. In addition, sales growth in GPS products, the C-130 product line, data links, several helicopter programs, and services offset a $78 million decline in sales on a KC-135 aircraft retrofit program completed in the third quarter of 2001. Government Systems segment operating earnings increased to $132 million for the nine months ended June 30, 2002, an increase of $14 million compared to $118 million in the same period a year ago. Operating earnings as a percent of sales increased to 16.9 percent for the nine months ended June 30, 2002, compared to 15.6 percent in 2001 primarily as a result of an improved mix of products sold and improved operating costs.

Restructuring

In September 2001, we announced a comprehensive restructuring plan to reduce our workforce and streamline certain operations. These actions were undertaken in response to the sharp and sudden decline in anticipated sales volumes in the commercial air transport market resulting from the September 11th terrorist attacks. The restructuring plan anticipated involuntary separations of approximately 2,800 employees, or 16 percent of our workforce. These employee separations were broad based and affected all business groups, with the largest number of reductions in the Commercial Systems business and organizations that support commercial product lines. The restructuring plan also included the consolidation of the in-flight entertainment product line into one facility in Pomona, California; the closure of certain service centers, sales and other offices in California, Illinois, Australia, and Southeast Asia; and the consolidation of certain manufacturing operations. As a result of this plan, we recorded a restructuring charge of $34 million in the fourth quarter of 2001. This charge was comprised of $28 million of employee separation costs, $4 million of facility exit costs, and $2 million of asset write-downs.

As of June 30, 2002, approximately 2,600, or 93 percent, of employee separations have been completed, and $19 million of employee separation costs have been paid. The remaining workforce reduction is expected to be complete by September 2002. Facility exit actions are completed at service centers in California and Southeast Asia, as well as an office in Illinois. Facility consolidation of the Company’s in-flight entertainment operations in California is complete. Exit costs associated with these facility actions of $1 million have been paid as of June 30, 2002, and will continue through the term of the lease periods for these facilities.

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

Our restructuring plan, combined with other cost saving initiatives, is expected to result in pre-tax savings of approximately $180 million in 2002, which partially offsets the sharp decline in sales volume resulting from the September 11th terrorist attacks.

Retirement Benefits

The cost of providing pension and postretirement medical benefits to our employees has significantly increased in 2002 and this trend is expected to continue in future years as a result of lower actual and expected returns on plan assets and higher health care cost trend rates. Total pension and postretirement medical expense in 2002 will approximate $25 million compared to pro forma pension and postretirement medical income of $5 million in 2001. This $30 million increase in 2002 will be partially offset by a non-recurring curtailment gain on postretirement medical benefits of approximately $14 million related to the workforce reductions associated with our 2001 comprehensive restructuring plan.

Net periodic retirement benefit costs are as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	Pro Forma 2001	2002	Pro Forma 2001

Pension	$1	$(2)	$4	$(8)
Retiree medical	6	1	15	4
Curtailment	(2)	—	(14)	—
Total retiree benefit cost (income)	$5	$(1)	$5	$(4)

In January 2002 we made a tax-deductible cash contribution to our pension plan of $38 million in order to satisfy certain U.S. government requirements resulting from the Distribution. The contribution was funded using cash generated by operations.

Income Taxes

At the end of each interim reporting period it is our practice to make an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The effective income tax rates for the nine months ended June 30, 2002 and 2001 were 31.0 percent and 33.9 percent, respectively. The lower effective tax rate in 2002 is due primarily to effects from a research and development tax credit study completed in the second quarter of 2002. Management believes the 31.0 percent effective income tax rate is a sustainable tax rate for the Company.

Outlook

We continue to anticipate sales of approximately $2.5 billion in 2002, with our current projection of 2002 earnings per share ranging from $1.23 to $1.26. Free cash flow generation for 2002 is projected to range between $250 to $275 million, after including a non-recurring tax deductible pension contribution of $38 million paid in January 2002. Our expectations are based upon, among other considerations, the following assumptions:

•                        Our Commercial Systems sales will decline 20 percent compared to prior year. Our projection assumes new aircraft production by Boeing and Airbus of 650 aircraft in the aggregate for 2002, while aftermarket sales in our air transport product line will decline 15 percent in 2002. Our in-flight entertainment product line will decline approximately 20 percent in 2002, including a significant decline in the last three months of 2002 when compared to 2001. This decline is due to the discretionary nature of these products and the high level of sales delivered at the end of 2001. Our business and regional product line sales will decline 15 percent in 2002 due to lower business jet deliveries and aftermarket sales, combined with the effects of the Bombardier strike.

•                        Our Government Systems sales will grow in the mid single digit range for 2002.

Financial Condition and Liquidity

Cash Flow Summary

Cash provided by operations was $231 million for the nine months ended June 30, 2002, compared to $9 million in the same period last year. Free cash flow was $197 million for the nine months ended June 30, 2002 after paying a non-recurring tax deductible pension contribution of $38 million. This compares to a $76 million use of free cash flow in the first nine months of 2001. We define free cash flow, an internal performance measure, as cash provided by operating activities and dispositions of property, reduced by capital expenditures. Our definition of free cash flow may be different than definitions used by other companies. Cash provided by operations and free cash flow were significantly higher in the nine months ended June 30, 2002 due to improved working capital performance, primarily from strong cash collections and improved inventory management. Reductions in capital expenditures also had a favorable impact to free cash flow.

Cash used for investing activities during the nine months ended June 30, 2002 was $50 million compared to $377 million last year. Capital expenditures were $40 million in the nine months ended June 30, 2002 compared with $85 million in the same period last year. We expect capital expenditures for the full year to approximate $80 million. Cash investments for the nine months ended June 30, 2002 relate principally to our acquisition of Communication Solutions, Inc. The acquisition expands our product portfolio in the areas of signals intelligence and surveillance solutions. Our cash investments in the nine months ended June 30, 2001 relate to our Kaiser acquisition. Kaiser is a leading supplier of flight deck display solutions for tactical aircraft, optical technologies for instrumentation and communication, and specialized aircraft products for the defense and aerospace industry.

Cash used for financing activities was $197 million for the nine months ended June 30, 2002. Strong free cash flow enabled us to paydown $122 million of commercial paper borrowings in the current period. In addition, we declared and paid cash dividends of $0.27 per share, totaling $49 million, for the nine months ended June 30, 2002. We expect annual dividends to be $0.36 per share in 2002 and expect to fund these dividends using cash generated by operations. In December 2001, the Board of Directors of the Company approved a program authorizing the purchase of up to $200 million of Rockwell Collins’ common shares. For the nine months ended June 30, 2002 we repurchased 1.8 million shares at a cost of $42 million.

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

Under our commercial paper program, we may sell up to $1 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and will have maturity of not more than 364 days from time of issuance. Commercial paper borrowings outstanding were $80 million at June 30, 2002.

Our Revolving Credit Facilities consist of a five-year $500 million portion expiring in May 2006 and a 364-day $500 million portion which expires May 28, 2003. The Revolving Credit Facilities are available to the Company for working capital needs, general corporate purposes and as support for our commercial paper program. We are subject to only one financial covenant under the Revolving Credit Facilities; that being the maintenance of a debt to total capitalization ratio below 60%. Our debt to total capital ratio at June 30, 2002 was 6 percent. At our election, the 364-day portion of the Revolving Credit Facilities can be converted to a one-year term loan. Our credit facilities do not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. There are no borrowings outstanding under our Revolving Credit Facilities as of June 30, 2002.

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

Contractual Obligations and Other Commitments

The following table reflects our contractual obligations and other commitments as of June 30, 2002 (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	1 — 3 Years	4 — 5 Years

Non-cancelable operating leases	$35	$10	$15	$10
Commercial paper borrowings	80	80	—	—
Total	$115	$90	$15	$10

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

As of June 30, 2002, we have outstanding letters of credit totaling $82 million issued by banks to support certain contractual obligations to our customers. If we fail to meet these contractual obligations, these letters of credit may become a liability of the Company.

Environmental

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 21 of the Notes to Consolidated Financial Statements in Exhibit 13 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2001. Management believes that at June 30, 2002, there has been no material change to this information.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 will be adopted by the Company in 2003 and requires recording of the fair value of liabilities associated with the legal obligations to retire long-lived assets in the period in which they are incurred. The adoption of SFAS 143 is not expected to have a material effect on the Company’s results of operations and financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 will be adopted in 2003 and is not expected to materially change the methods used by us to measure impairment losses on long-lived assets, but may result in more divestitures being reported as discontinued operations than is permitted under current accounting principles.

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

Inventory Valuation Reserves

Inventory valuation reserves are recorded in order to report inventories at the lower of cost or market on our Statement of Financial Position. The determination of valuation reserves requires management to make estimates and judgements on the future salability of inventories. Valuation reserves for excess, obsolete, and slow moving inventory are estimated quarterly by comparing the inventory levels of individual parts to both future sales or production requirements and historical usage rates in order to identify inventory that is unlikely to be sold. Other factors that management considers in determining these reserves include overall market conditions and other management initiatives. Management can generally react to reduce the likelihood of severe excess and slow-moving inventory issues by changing purchasing behavior and practices provided there are no abrupt changes in market conditions. Sudden and prolonged changes in market conditions, however, can result in levels of inventories that exceed future production requirements requiring the need for additional valuation reserves.

Accounting for Long-Term Contracts

A substantial portion of our sales to government related customers and certain of our sales to commercial customers are made pursuant to long-term contracts requiring delivery of products and services over several years and often contain fixed-price purchase options for additional products. Certain of these contracts are accounted for under the percentage-of-completion method of accounting under Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. The contracts we enter into with our customers typically include production of products (production-type) or product system design and other services (development-type). Sales and earnings on production-type contracts are recorded under either the percentage-of-completion method using the contractual selling prices as units are shipped (units of delivery method) or are excluded from long term contract accounting, dependent on the nature of products produced. Sales and earnings on development-type contracts are generally recorded based upon the ratio of actual incurred costs to total estimated costs expected to be incurred under the contract (cost-to-cost method).

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. Assuming accurate estimates are made, the percentage-of-completion method results in the profit margin being recorded evenly over the term of the contract. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

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

Retiree Benefits

We provide retirement benefits to most of our employees in the form of defined benefit pension plans (Pension Benefits) and retiree medical and other insurance plans (Other Retirement Benefits). Accounting standards require the cost of providing these benefit programs to be measured on an actuarial basis. These accounting methods will generally reduce the volatility of the reported benefit obligations and net periodic benefit costs as actuarial gains and losses resulting from both normal year-to-year changes in these assumptions and the differences from actual experience are deferred and amortized using generally accepted actuarial techniques. The application of these accounting standards requires management to make numerous assumptions and judgments that can significantly affect these measurements. Critical assumptions made by management in performing these actuarial valuations include the selection of discount rates, expectations on the future rate of return on pension plan assets, and estimates of future health care cost trend rates.

Discount rates are used to determine the present values of our benefit obligations which effectively reflects the current amount at which our benefit obligations could be settled and also effect the amount of net periodic benefit cost recorded by the Company in any given period. We estimate this discount rate based on the rates of return of high quality, fixed-income investment indexes with maturity dates that reflect the expected time horizon that benefits will be paid. The effects of changes in the discount rate could have a material effect on our benefit obligations and related net periodic benefit costs.

A significant assumption made in determining the net periodic benefit cost for our Pension Benefits is the expected long-term rate of return on pension plan assets. Our current expected long-term rate of return assumption is 9.0 percent and we believe this rate of return is appropriate as our actual average return on pension plan assets over the past ten, fifteen and twenty-year periods has exceeded this expected rate of return. Over the past five years, our actual rate of return on pension plan assets has been less than our expected rate of return. Should our actual rate of return continue to remain below our expected return rate of 9.0 percent, our net periodic benefit cost for Pension Benefits may continue to increase.

Health care cost trend rates for retiree medical insurance are a significant driver of our overall Other Retirement Benefits obligation and related net periodic benefit cost. These trend rates are estimated based upon historical experience and future expectations. In recent years, we have experienced higher trend rates than anticipated and should these trend rates continue unabated, the benefit obligation and related net periodic benefit cost for Other Retirement Benefits will likely increase.

CAUTIONARY STATEMENT

This quarterly report contains statements (including certain projections and business trends) accompanied by such phrases as “assumes”, “anticipates”, “believes”, “expects”, “estimates”, “projects”, “will” and other similar expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the impact of terrorist attacks and their aftermath; the timing related to restoring consumer confidence in air travel; the health of the global economy as well as the commercial aerospace industry; customer bankruptcies; dependency on U.S. government contracts and their associated unique risks; domestic and foreign government spending, budgetary and trade policies; economic and political changes in international markets where the Company competes; demand for and market acceptance of new and existing products, including potential cancellation or delay of orders by commercial or government customers for various reasons including but not limited to labor strikes; successful development of advanced technologies; favorable outcomes of certain customer procurements; new aircraft build rates; variances from management’s estimates on critical accounting policies; our ability to handle production rate increases and decreases; our suppliers ability to meet our material requirements; implementation of restructuring actions and performance objectives in accordance with management plans; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those set forth under “Certain Business Risks” and in other sections of our Annual Report on Form 10-K for the year ended September 30, 2001, as well as those detailed from time to time in our other Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk during the course of business from changes in interest rates and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financial activities and in the case of risk associated with foreign currency exchange rates, derivative financial instruments in the form of foreign currency forward exchange contracts.

Interest Rate Risk

In addition to using cash provided by normal operating activities, we utilize short-term commercial paper borrowings to finance operations. At June 30, 2002, commercial paper outstanding was $80 million compared with $202 million at September 30, 2001. Although the interest rates are fixed through the maturity date, we are exposed to interest rate risk upon maturity of this commercial paper as we will generally refinance all or a portion of this debt by issuing new commercial paper at market interest rates that may be higher or lower at that time. If market interest rates would have averaged 25 percent higher in either 2001 or 2002, the effects on results of operations would not have been material. Due to the short-term nature of commercial paper outstanding, the fair value of these obligations approximated its carrying value at June 30, 2002.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities (by requiring, where possible, export sales to be denominated in United States dollars) and utilizing foreign currency forward exchange contracts to manage our exposure on transactions denominated in currencies other than the applicable functional currency. For the nine months ended June 30, 2002, approximately 36 percent of our total sales consisted of sales outside of the United States, with less than 10 percent of total sales denominated in currencies other than the United States dollar. Foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is our policy not to enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to the translation of reported results of our foreign subsidiaries from local currency to United States dollars.

At June 30, 2002, we had outstanding foreign currency forward exchange contracts with notional amounts of $110 million compared with $156 million at September 30, 2001, primarily consisting of contracts to exchange the euro and pound sterling. Notional amounts are stated in the U. S. dollar equivalents at spot exchange rates at the respective dates. The use of these contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains and losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. The fair value of our foreign currency forward exchange contracts was an asset of $2 million at June 30, 2002 compared with $0 million at September 30, 2001. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be material to our financial condition, results of operations, or cash flows.

PART II.        OTHER INFORMATION

Item 1. Legal Proceedings

On April 3, 2000, a civil action was filed against the Company in the Court of Common Pleas of Pennsylvania for Allegheny County, Westinghouse Air Brake Technologies Corp. v. Rockwell Collins, Inc., asserting various claims arising out of the plaintiff’s purchase of the Company’s former Railroad Electronics Business pursuant to a Sale Agreement on October 5, 1998. Specifically, the plaintiff alleged that it was entitled under provisions of the Sale Agreement to a post-closing adjustment of approximately $7 million in the purchase price, and that it was entitled to unspecified damages for alleged misrepresentations, breaches of warranty, mistake of fact, and failure by the Company to turn over certain assets and to provide certain post-closing support. On December 13, 2000, the trial court ordered that the claim for a post-closing adjustment in the purchase price be submitted to mandatory arbitration pursuant to the provisions of the Sale Agreement, but declined to stay court proceedings on the other issues during pendency of the arbitration proceeding. On June 18, 2002 the arbitrator issued a ruling in the Company’s favor and denying in its entirety the plaintiff’s claims for a post-closing adjustment to the purchase price. With respect to the litigation, the parties are in the early stages of discovery.

On December 14, 1995, a civil action was filed in the United States District Court for the Western District of Texas, El Paso Division, United States ex. rel Staines v. Rockwell International Corp., under the qui tam provisions of the False Claims Act seeking unspecified damages for alleged violations of the Act on two contracts with an agency of the U.S. Government under which an electronics fabricating plant in El Paso now owned by The Boeing Company performed work on subcontract for another facility now owned by Boeing, and two contracts where the plant performed work on subcontract for the Company’s Dallas, Texas facility.  Specifically with respect to the work performed at the El Paso plant for the Company, the plaintiff alleges that certain components were improperly tested and that certain components removed from circuit boards for testing were thereafter reinstalled when they should not have been. The Boeing Company has agreed to defend and indemnify the Company and Rockwell for claims relating to work performed on Boeing contracts, and for any wrongdoing that may have occurred at the El Paso plant relating to work performed there for the Company, but not for wrongdoing, if any, that may have occurred at or under the direction of the Company’s Dallas facility. In October 1998, the United States declined to intervene in the action on its own behalf and the plaintiff has since proceeded to prosecute the action himself with private counsel. Rockwell and Boeing have denied wrongdoing and have vigorously defended this action. The case was set for a jury trial to commence on September 23, 2002. On July 18, 2002, plaintiff filed in the District Court a Motion for Voluntary Dismissal of the False Claims Act causes of action. The District Court granted plaintiff’s Voluntary Dismissal motion on July 22, 2002, dismissing the False Claims Act causes of action with prejudice as it relates to the plaintiff and without prejudice as it relates to the United States Government. The Motion for Voluntary Dismissal was based on the lack of sufficient evidentiary basis to pursue the False Claims Act allegations. Plaintiff also conditionally moved to dismiss his retaliation cause of action based on an agreement in principle between plaintiff and defendants on settlement of this cause of action. The conditional settlement is subject to completion of an appropriate settlement and release agreement, which the parties expect to complete within the next 30 days. The Company has agreed to reimburse Boeing a nominal amount of defense costs related to this lawsuit.

Pursuant to the terms of the distribution agreement entered into among Rockwell, the Company and Rockwell Scientific Company LLC, the Company assumed all responsibility for current and future litigation, including environmental proceedings, against Rockwell or its subsidiaries with respect to the operations of the Company’s business.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	3-b-1	Amended By-Laws of the Company.

	10-o-2	Amended schedule identifying executives of the Company who are party to a Change of Control Agreement in the form set forth as Exhibit 10.7.1 to the Form 10.

	10-p-1	Form of 364-Day Credit Agreement dated as of May 29, 2002 among the Company, the Banks listed therein and JPMorgan Chase Bank, as Agent.

	10-q-1	Form of Performance Unit Agreement for FY02-03 for Persons With a Change of Control Agreement.

	10-q-2	Form of Performance Unit Agreement for FY02-03 for Persons Not With a Change of Control Agreement.

	10-r-1	Agreement and General Release between the Company and Neal J. Keating dated July 16, 2002.

	10-s-1	Transition Agreement between the Company and Donald R. Beall dated July 9, 2002.

	12	Computation of Ratio of Earnings to Fixed Charges for the nine months ended June 30, 2002.

	99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the three months ended June 30, 2002:

Form 8-K dated June 17, 2002 announcing (1) Rockwell Collins Names Clayton Jones as Chairman; Donald Beall to Chair New Executive Committee, and (2) Rockwell Collins to Acquire Airshow, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	August 5, 2002	By	/s/ P. E. Allen

P. E. Allen

Vice President Finance and Treasurer

(Principal Accounting Officer)

Date:	August 5, 2002	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary