Form 10-K
period 2002-09-30
ROCKWELL COLLINS INC
filed 2002-12-19
CIK 1137411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002. Commission file number 001-16445

Rockwell Collins, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2314475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Collins Road NE Cedar Rapids, Iowa	52498 (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (319) 295-6835

SECURITIES REGISTERED PURSUANT
TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share (including the associated Preferred Share Purchase Rights)	New York Stock Exchange

SECURITIES REGISTERED PURSUANT
TO SECTION 12(g) OF THE ACT: None

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [      ]

              The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on November 30, 2002 was approximately $3.8 billion.

              179,912,065 shares of the registrant's Common Stock were outstanding on November 30, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Certain information contained in the Annual Report to Shareowners of the registrant for the fiscal year ended September 30, 2002 is incorporated by reference into Part I, Part II and Part IV.

(2)
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 11, 2003 is incorporated by reference into Part III.

PART I

Item 1.      Business.

General

              Our company, Rockwell Collins, Inc., is a world leader in providing design, production and support of communications and aviation electronics for commercial and military customers worldwide. We are headquartered in Cedar Rapids, Iowa.

              We operate in multiple countries and serve our worldwide customer base through our Commercial Systems and Government Systems business segments. The Commercial Systems business supplies flight deck electronic products and systems, including communications, navigation, surveillance, displays and automatic flight control and flight management systems, as well as in-flight entertainment, cabin electronics and information management systems. Commercial Systems customers include manufacturers of commercial air transport and business and regional aircraft, commercial airlines, regional airlines and business jet owners/operators. The Government Systems business supplies defense electronics products and integrated systems, including communications, navigation and displays, for airborne, ground and shipboard applications to the U.S. Department of Defense, foreign militaries and manufacturers of military aircraft and helicopters. In addition, both the Commercial Systems and Government Systems businesses provide a wide array of services and support to customers through our network of over 60 service locations worldwide.

              Whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions of our 2002 Annual Report to Shareowners (the "2002 Annual Report") or to information in our Proxy Statement for the Annual Meeting of Shareowners to be held on February 11, 2003 (the "2003 Proxy Statement"), such information shall be deemed to be incorporated herein by such reference.

              Financial information with respect to our business segments, including their contributions to sales and operating earnings for each of the three years in the period ended September 30, 2002, is contained under the caption Segment Performance in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 28-29 of the 2002 Annual Report, and in Note 22 of the Notes to Consolidated Financial Statements in the 2002 Annual Report. Effective October 1, 2001, we changed our method of evaluating segment performance and changed the composition of the Commercial Systems segment to include a business acquired as part of the Kaiser Aerospace and Electronics Corporation acquisition, which was previously reported as part of Government Systems. Prior period amounts have been reclassified to conform to the current year presentation.

              Rockwell Collins, Inc. was incorporated in Delaware in March 2001 in connection with the June 29, 2001 distribution of our shares (the "Distribution") by Rockwell International Corporation (now named Rockwell Automation, Inc. and referred to herein as "Rockwell") to Rockwell shareowners. In the Distribution, Rockwell shareowners received one share of our common stock for each share of Rockwell common stock. Prior to the Distribution, Rockwell transferred substantially all of its operations, assets and liabilities related to the avionics and communications businesses owned and operated by Rockwell (the "Avionics and Communications Business") and certain other assets and liabilities to us or to our subsidiaries.

              The financial information included or incorporated by reference in this Annual Report on Form 10-K contains information for periods while we were operated as a business of Rockwell prior to the Distribution, and may not necessarily reflect what the financial position, results of operations and cash flows would have been had we been operated independently during such periods. As used herein, the terms "we", "us", "our" or the "Company" include subsidiaries and predecessors unless the context indicates otherwise.

Available Information

              We maintain an Internet website at http://www.rockwellcollins.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on this site as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission. We also post webcast presentations and other documents containing a substantial amount of additional information related to our company on this site. We intend to disclose on this site changes to, or waivers of, our code of ethics if and to the extent applicable law requires disclosure of these matters. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Products and Services

              We design, develop, manufacture, market, distribute, sell, service and support a broad range of aviation electronics and airborne and mobile communications products and systems for commercial and military applications. While our products and systems are primarily focused on aviation applications, the Government Systems business also offers products and systems for ground and shipboard applications. We also provide a wide range of services and support to our customers, including equipment repair and overhaul, service parts, field service engineering, training services, technical information services and aftermarket used equipment sales.

  Commercial Systems

              We are one of the world's leading suppliers of aviation electronics equipment to customers located throughout the world. Our customers include manufacturers of commercial air transport and business and regional aircraft, commercial airlines, regional airlines and business jet owners/operators. Our aviation electronics equipment includes:

  •
  communications products and systems, such as data links, High Frequency, Very High Frequency and Ultra High Frequency communications systems and satellite communications systems;

  •
  navigation products and systems, including a broad range of navigation sensors and flight management systems;

  •
  situational awareness and surveillance products and systems, such as weather radar, traffic alert collision avoidance systems and Mode S transponders, which aid pilots and airtraffic control in awareness of airborne obstacles and resolve flight path conflicts;

  •
  flight deck products and systems, which include a broad offering of multi-function cockpit liquid crystal display units, CRT display units and Head-Up Displays (HUDs);

  •
  automatic flight control systems, which perform manual and automatic pilot and automatic landing functions;

  •
  integrated avionics systems, such as the Pro Line 21 system, which integrate communications and navigation sensors, displays and flight control systems;

  •
  integrated information systems, such as the I2S system, which are focused on providing information management solutions that help improve flight operations, maintenance and cabin services;

  •
  in-flight entertainment products and systems, including the enhanced Total Entertainment System (eTES), as well as a full line of audio and video entertainment solutions for standard and widebody aircraft;

  •
  cabin electronics products and solutions for the business jet market, including lighting and other environmental controls, passenger information and entertainment, business support systems, network capabilities and passenger flight information systems; and

  •
  moving map systems for the commercial airlines and business and regional jets that provide on-board viewing of topographical/satellite maps combined with geopolitical borders, city names and points of interest.

  Government Systems

              We provide defense electronics equipment to all branches of the U.S. Department of Defense (Air Force, Army, Navy and Marines), the U.S. Coast Guard, Ministries of Defense throughout the world and manufacturers of military aircraft and helicopters. Our defense electronics equipment includes:

  •
  communications products and systems designed to help customers transfer information across the communications spectrum, ranging from Low and Very Low Frequency to High, Very High and Ultra High Frequency to satellite communications;

  •
  military data link products and systems;

  •
  navigation products and systems, including radio navigation systems, global positioning systems, handheld navigation systems and multi-mode receivers;

  •
  integrated systems for the flight deck, such as the Flight2 system, that combine flight operations with navigation and guidance functions and that can include flight controls and displays, information/data processing and communications, navigation and/or safety and surveillance systems; and

  •
  cockpit display systems, including flat panel, multipurpose, wide fields of view, head up, head down and helmet mounted displays for tactical fighter and attack aircraft.

  Product and Service Sales

              Our sales by product class for the three fiscal years ended September 30, 2002 were as follows (in millions):

	Fiscal Year Ended September 30
	2002	2001	2000
Commercial Systems:
Commercial Avionics and Other	$1,036	$1,330	$1,231
In-Flight Entertainment	341	422	355
Government Systems:
Defense Electronics	1,115	1,068	924

Total	$2,492	$2,820	$2,510

Customers; Sales and Marketing

              We serve a broad range of customers worldwide, including commercial air transport, business and regional aircraft manufacturers, military aircraft and helicopter manufacturers, commercial and regional airlines, business jet owners, the U.S. Department of Defense, other governmental agencies and foreign militaries. We market our products, systems and services directly to Commercial Systems and Government Systems customers through an internal marketing and sales force. In addition, we utilize a worldwide dealer network to distribute our products and international sales representatives to assist with international sales and marketing. In fiscal 2002, various branches of the U.S. Government accounted for

36% of our total sales while The Boeing Company accounted for 7% and Bombardier, Inc. accounted for 6% of our total sales.

              Our largest customers have substantial bargaining power with respect to price and other commercial terms. Although we believe that we generally enjoy good relations with our customers, the loss of all or a substantial portion of our sales to any of our large volume customers for any reason, including the loss of contracts, bankruptcy, reduced or delayed customer requirements or strikes or other work stoppages affecting production by these customers, could have a material adverse effect on our business, financial condition and results of operations.

Competition

              We operate in a highly competitive environment. Principal competitive factors include total cost of ownership, product and system performance, quality, service, warranty terms, technology and design engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of United States and international companies, including approximately ten principal competitors in each of our Commercial Systems and Government Systems businesses, that are both larger and smaller than us in terms of resources and market share, and some of which are also our customers. Some of our competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products. Furthermore, competitors who have greater financial resources may be better able to provide a broader range of financing alternatives to their customers in connection with sales of their products.

              Industry consolidation has had a major impact on the competitive environment in which we operate. Over the past several years, our competitors have undertaken a number of mergers, alliances and realignments that have contributed to a very dynamic competitive landscape. During the past three years, we have completed four acquisitions and entered into several strategic alliances and joint ventures to improve our competitive position and expand our market reach.

Raw Materials, Supplies and Working Capital

              We believe we have adequate sources for the supply of raw materials and components for our manufacturing and service needs with suppliers located around the world. Electronic components and other raw materials used in the manufacture of our products are generally available from several suppliers. We continue to work with our supply base for raw materials and components to ensure an adequate source of supply, including strategic alliances, dual sourcing, identification of substitute or alternate parts that meet performance requirements and life-time buys. These life-time buys involve purchases of multiple years of supply in order to meet production and service requirements over the life span of a product. Life-time buy inventories as of September 30, 2002 were $86 million. Although historically we have not experienced any significant difficulties in obtaining an adequate supply of raw materials and components necessary for our manufacturing operations or service needs, the loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could have a material adverse effect on our business, financial condition and results of operations.

              Our investment in inventory is a significant part of our working capital and historically we have maintained sufficient inventory to meet our customers' requirements on a timely basis. This investment includes finished goods, spare parts and goods on consignment with airlines. Our accounts receivable also constitute a significant part of our working capital. We have received numerous requests for extended payment terms from our customers. We have been granting these requests on a selective basis, depending upon our relationship with and our assessment of the credit quality of the customer.

Backlog

              The following table summarizes our backlog (in millions):

	September 30
	2002	2001
Commercial Systems	$454	$573
Government Systems:
Funded Orders	1,490	1,220
Unfunded Orders	163	132

Total Backlog	$2,107	$1,925

              Our backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. Although we believe that the orders included in backlog are firm, some orders may be canceled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes that it is in our best interest to do so. Our backlog includes approximately $841 million of orders not expected to be filled by us in fiscal year 2003, principally in our Government Systems business.

Joint Ventures and Strategic Investments

              Joint ventures, strategic investments and other cooperative arrangements are part of our business strategies to broaden the market for our products and develop new technologies. We currently have interests in three joint ventures and one strategic investment. In accordance with generally accepted accounting principles in the United States, these ventures and investments are accounted for under the equity method. We have a 50% owned joint venture with BAE Systems, plc for joint pursuit of the worldwide military data link market. We have a 50% owned joint venture with Elbit Systems, Ltd. for joint pursuit of helmet mounted viewing systems for the worldwide military fixed wing marketplace. We and Rockwell each own a 50% equity interest in Rockwell Scientific Company LLC ("Rockwell Scientific"), which is engaged in advanced research and development of technologies in electronics, imaging and optics, material and computational sciences and information technology. Rockwell Scientific provides research and development services to us, as well as to The Boeing Company, Rockwell, the U.S. Government and other customers. Rockwell Scientific is also pursuing the commercialization of its technologies through licensing, low rate production and strategic alliances.

              We recently announced an agreement to enter into a 65% owned joint venture with China Eastern Airlines to provide aftermarket services to commercial airlines in China.

              We also have a strategic investment (representing a 9% ownership stake as of September 30, 2002) in Tenzing Communication, Inc., which is developing next-generation passenger connectivity onboard commercial aircraft.

Acquisitions and Dispositions

              We continually consider various business opportunities, including strategic acquisitions and alliances, licenses and marketing arrangements, and we review the prospects of our existing businesses to determine whether any of them should be modified, sold or otherwise discontinued.

              We completed four cash acquisitions in the past three years to augment our internal growth plans. These acquisitions were:

  •
  in-flight entertainment systems: the July 2000 acquisition of Sony Trans Com;

  •
  displays technology: the December 2000 acquisition of Kaiser Aerospace and Electronics Corporation (Kaiser);

  •
  signals intelligence and surveillance solutions: the March 2002 acquisition of Communication Solutions, Inc. (ComSol); and

  •
  cabin electronics systems: the August 2002 acquisition of Airshow, Inc. (Airshow).

In March 2002 we completed the disposition of Kaiser Fluid Technologies, Inc., a non-core business.

              Additional information relating to our acquisitions is contained in Note 4 of the Notes to Consolidated Financial Statements in the 2002 Annual Report.

Research and Development

              We have significant research, development, engineering and product design capabilities. At September 30, 2002, we employed approximately 3,500 engineers, scientists and supporting technical personnel.

              We spent $253 million, $295 million and $265 million in fiscal 2002, 2001 and 2000, respectively, on company funded research and development. In addition, customer-sponsored research and development was $231 million, $217 million and $203 million in fiscal 2002, 2001 and 2000, respectively. Customer-sponsored research and development include activities relating to the development of new products and the improvement of existing products.

Intellectual Property

              We own more than 700 United States and foreign patents and numerous pending patent applications, including patents and patent applications purchased in our acquisitions. We also license certain patents relating to our manufacturing and other activities. While in the aggregate we consider our patents and licenses important to the operation of our business, we do not consider any individual patent or license to be of such importance that the loss or termination of any one patent or license would materially affect us.

              Rockwell continues to own the Rockwell name. In connection with the Distribution, we were granted the exclusive right to continue to use the Rockwell Collins name other than in connection with industrial automation products. This exclusive right would terminate following certain change of control events applicable to us as described in the distribution agreement among Rockwell, Rockwell Scientific and us.

Employees

              As of November 1, 2002, we had approximately 14,500 full-time employees. Approximately 2,100 of our employees in the United States are covered by collective bargaining agreements.

              Collective bargaining agreements expire on May 2, 2003 with each of (1) International Brotherhood of Electrical Workers, Local Union No. 1362, (2) International Brotherhood of Electrical Workers, Local Union No. 1634 and (3) International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, Local Union No. 787, which as of September 30, 2002 covered in the aggregate 1,932 employees located throughout the United States. Failure to reach new agreements with these bargaining units could result in work stoppages which could adversely affect our business, financial condition and operating results.

Cyclicality and Seasonality

              The avionics and communications markets in which we sell our products are, to varying degrees, cyclical and have experienced periodic downturns. For example, markets for our commercial aviation electronic products have experienced downturns during periods of slowdowns in the commercial airline industry and during periods of weak conditions in the economy in general, as demand for new aircraft generally declines during these periods. Although we believe that aftermarket demand for many of our products and our Government Systems business reduce our exposure to these business downturns, we are currently experiencing adverse market conditions in much of our Commercial Systems business and may experience similar downturns in the future. The events of September 11, 2001 exacerbated the most recent cyclical downturn in our commercial markets.

              Our business tends to be seasonal with our quarter ending September 30 usually producing relatively higher sales and our quarter ending December 31 usually producing relatively lower sales. A large part of this seasonality variance is attributable to our Government Systems business and relates to the U.S. Government procurement cycle.

Regulatory Matters

              The continued sale, installation and operation of our products in commercial aviation applications is subject to continued compliance with applicable regulatory requirements and future changes to those requirements. In the U.S., our commercial aviation products are required to comply with Federal Aviation Administration regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. Some of our products, such as radio frequency transmitters and receivers, must also comply with Federal Communications Commission regulations governing authorization and operational approval of telecommunications equipment.

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

Environmental Matters

              Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had and will continue to have an impact on our manufacturing operations. Compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. Management believes that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business or financial condition, but could possibly be material to the results of operations of any one period. Management cannot assess the possible effect of compliance with future environmental requirements. Additional information on environmental matters is provided under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 32-33 of the 2002 Annual Report.

Geographic Information

              Our principal markets outside the United States are in France, Canada, the United Kingdom, Australia, Japan, Germany, Israel, Singapore, China and Brazil. In addition to normal business risks, operations outside the United States are subject to other risks including, among other factors, political, economic and social environments, governmental laws and regulations, and currency revaluations and fluctuations.

              Selected financial information by major geographic area for each of the three years in the period ended September 30, 2002 is contained in Note 22 of the Notes to Consolidated Financial Statements in the 2002 Annual Report.

Certain Business Risks

              Our business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below and elsewhere in this Annual Report on Form 10-K, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

  We are currently operating in a generally depressed market for our commercial aviation electronics products and services.

              Current business conditions in our commercial air transport, in-flight entertainment and business jet markets are depressed. Reduced aircraft build rates at original equipment manufacturers of air transport and business jets are adversely affecting our sales of flight deck electronic products and systems to these manufacturers. In addition, the difficult current business environment for many U.S. commercial airlines adversely affects our sales of in-flight entertainment products and systems, our sales of maintenance services and potentially our ability to collect our receivables associated with these customers. It is difficult to estimate when these markets will improve since they are impacted in part by the decline in air travel after the unprecedented terrorist attacks of September 11, 2001. These prevailing uncertainties make it more difficult than usual for us to predict future sales, expenditures, income and cash flows.

  Possible future terrorist attacks, global responses or other conflicts may further adversely affect our business.

              The terrorist attacks which took place on September 11, 2001 caused significant uncertainty with respect to U.S. and other business and financial markets and adversely affected our business. National and global responses to these terrorist attacks and other significant conflicts cause further uncertainty and instability in these markets. Although our Government Systems business may experience greater demand for its products as a result of increased government defense spending, factors arising (directly or indirectly) from terrorist attacks or other conflicts which have adversely affected our business and which may further adversely affect our business include:

  •
  the impact of declines in air travel on the financial condition of our commercial airline and aircraft manufacturer customers. For example, a significant amount of cancellations of aircraft orders from aircraft manufacturers would adversely impact our future results;

  •
  reduction in spending on business jets;

  •
  sustained losses and the deteriorating financial condition of airlines results in a reduction of discretionary spending for aircraft upgrades of avionics and in-flight entertainment equipment;

  •
  reductions in the need for aircraft maintenance due to declines in air travel; and

  •
  increase in the cost of property and aviation products insurance and increased restrictions placed on our policies. Furthermore, we currently hold only nominal insurance related to the effects of terrorist acts on our assets and our aircraft products.

  We depend to a significant degree on U.S. Government contracts, which are subject to unique risks.

              In fiscal 2002, 36% of our sales were derived from United States government contracts. In addition to normal business risks, companies engaged in supplying equipment to the United States government are subject to unique risks which are largely beyond our control. These risks include:

  •
  dependence on Congressional appropriations and administrative allotment of funds;

  •
  the ability of the U.S. government to terminate, without prior notice, partially completed government programs that were previously authorized;

  •
  changes in governmental procurement legislation and regulations and other policies which may reflect military and political developments;

  •
  significant changes in contract scheduling;

  •
  intense competition for available United States government business necessitating increases in time and investment for design and development;

  •
  difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work;

  •
  changes over the life of United States government contracts, particularly development contracts, which generally result in adjustments of contract prices; and

  •
  claims based on United States government work, which may result in fines, the cancellation or suspension of payments or suspension or debarment proceedings affecting potential further business with the United States government.

  New airspace management technologies may impact future sales.

              The aerospace industry is experiencing a global transition from traditional communications, navigation, surveillance and air traffic control systems to air traffic management systems utilizing satellite-based technologies that will allow pilots to fly at desired paths and speeds selected in real time, while still complying with instrument flight regulations. The transition to these technologies will require the use of digital communications systems, global positioning system navigation, satellite surveillance techniques and ground surveillance systems. These technologies are expected to result in more direct and efficient flight routes, fewer flight delays and reduced airport congestion. Although we believe that we are well positioned to participate in this market evolution, our ability to capitalize on the transition to these airspace management technologies is subject to various risks, including:

  •
  delays in the development of the necessary satellite and ground infrastructure by U.S. and foreign governments;

  •
  delays in adopting national and international regulatory standards;

  •
  failure of our product development investments in communications, navigation and surveillance products that enable airspace management technologies to coincide with market evolution to, and demand for, these products; and

  •
  the ability and desire of customers to invest in products enabling airspace management technologies.

  We derive a significant portion of our revenues from international sales and are subject to the risks of doing business in foreign countries.

              In fiscal 2002, revenues from products and services exported from the U.S. or manufactured and serviced abroad were 36% of our total sales. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:

  •
  currency exchange controls, fluctuations of currency and currency revaluations;

  •
  laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad;

  •
  changes in regulatory requirements, including imposition of tariffs or embargoes, export controls and other trade restrictions;

  •
  uncertainties and restrictions concerning the availability of funding, credit or guarantees;

  •
  import and export licensing requirements and regulations;

  •
  taxes;

  •
  uncertainties as to local laws and enforcement of contract and intellectual property rights; and

  •
  rapid changes in government, economic and political policies, political or civil unrest or the threat of international boycotts or U.S. anti-boycott legislation.

              While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our operations in the future.

  We have made, and expect to continue to make, strategic acquisitions that involve significant risks and uncertainties.

              We completed two acquisitions in fiscal 2002 and we intend to enter into acquisitions in the future in an effort to enhance shareowner value. Acquisitions involve a certain amount of risks and uncertainties such as:

  •
  the difficulty in integrating newly-acquired businesses and operations in an efficient and cost-effective manner and the risk that we encounter significant unanticipated costs or other problems associated with integration;

  •
  the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;

  •
  the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets;

  •
  the risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties;

  •
  the potential loss of key employees of the acquired businesses; and

  •
  the risk of diverting the attention of senior management from our existing operations.

  We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

              During fiscal 2002 approximately 95% of our total sales were from firm, fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial estimates are incorrect, we can lose money on these contracts. Government contracts can expose us to potentially large losses because the government can compel us to complete a project or, in the event of a termination for default, pay the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, the following items can result in the contractual price becoming less favorable or even unprofitable to us over time: unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with other contractors and cost overruns. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns would have an adverse impact on our financial results.

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

              The tax allocation agreement entered into between Rockwell and us in connection with the spin-off provides that we will be responsible for any taxes imposed on Rockwell, us or Rockwell shareowners as a result of either:

  •
  the failure of the spin-off to qualify as a tax-free reorganization for U.S. federal income tax purposes, or

  •
  the subsequent disqualification of the spin-off as a tax-free transaction to Rockwell for U.S. federal income tax purposes,

if the failure or disqualification is attributable to specific post-spin-off actions by or in respect of us, our subsidiaries or our shareowners. Subject to certain broad-based safe harbor exceptions, it is possible that an acquisition of 50% or more of our stock prior to July 2003 could cause the disqualification of the spin-off as a tax-free transaction. The process for determining where a particular acquisition of our stock could cause the disqualification of the spin-off as a tax-free transaction is complex and contains significant uncertainties.

              If we were required to pay any of the taxes described above, the payment would be substantial and would have a material adverse effect on our business, financial condition and results of operations.

  Costs of certain employee and retiree benefits may continue to rise.

              Over the last few years, we have experienced significant increases in the costs of retiree, medical and pension benefits. Although we have taken action seeking to contain these cost increases, including making changes to our medical plan and implementing a fixed company contribution to retiree medical, there are risks that our costs for these benefits will increase as a result of:

  •
  continued increases in medical costs due to increased usage of medical benefits and medical inflation in the United States;

  •
  higher contributions to the pension plan and other pension expenses due to the effects of the decline in the U.S. stock market on the performance of our pension plan assets; and

  •
  further reductions in the discount rate used to determine the present value of our benefit obligations.

Cautionary Statement

              This Annual Report on Form 10-K, and documents that are incorporated by reference in this Annual Report on Form 10-K, contain statements, including certain projections and business trends, accompanied by such phrases as "believes", "estimates", "expects", "could", "likely", "anticipates", "will", "intends", and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the consequence of past and future terrorist attacks; political turmoil in the Middle East; the timing related to restoring consumer confidence in air travel; the health of the global economy as well as the commercial aerospace industry; domestic and foreign government spending, budgetary and trade policies; economic and political changes in international markets where we compete; demand for and acceptance of new and existing products; potential cancellation or delay of orders by commercial customers; customer bankruptcy; labor work stoppages; market performance of our pension assets; our medical plan expenses; recruitment and retention of qualified personnel; our ability to successfully execute to our internal performance plans; favorable outcomes of certain customer procurements; changes to government policies and regulations; new aircraft build rates; product reliability and cost of repairs; the cyclical nature of our businesses; factors that result in significant disruption to air travel or reduction to airline profitability; our customers' willingness to outsource avionics maintenance and service; successful execution of our acquisition, strategic and integration plans; our ability to remain competitive in a highly competitive and rapidly changing marketplace; award of production contracts at the current projected quantities; our ability to handle production rate increases and decreases; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other SEC filings. These forward-looking statements are made only as of the date hereof.

Item 2.      Properties.

              As of September 30, 2002, we operated twelve manufacturing facilities throughout the United States and one manufacturing facility each in Mexico, France and the United Kingdom. The Company also had engineering facilities, sales offices, warehouses and service locations in approximately 75 cities. These facilities have aggregate floor space of approximately 5.6 million square feet, substantially all of which is in use. Of this floor space, approximately 62% is owned and approximately 38% is leased. There are no major encumbrances on any of our plants or equipment, other than financing arrangements which in the aggregate are not material. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2002 is as follows:

Location	Owned Facilities	Leased Facilities	Total
	(in thousands of square feet)
United States	3,437	1,720	5,157
Canada and Mexico	—	112	112
Europe	90	205	295
Asia Pacific	—	79	79
South America	—	6	6

Total	3,527	2,122	5,649

Type of Facility	Owned Facilities	Leased Facilities	Total
	(in thousands of square feet)
Manufacturing	1,329	585	1,914
Sales, Engineering, Service and General Office Space	2,198	1,537	3,735

Total	3,527	2,122	5,649

              We have facilities with a total of at least 100,000 square feet in the following cities: Cedar Rapids, Iowa (2,490,000 square feet), Richardson, Texas (280,000 square feet), Melbourne, Florida (300,000 square feet), Coralville, Iowa (180,000 square feet), Irvine, California (260,000 square feet), Pomona, California (270,000 square feet), San Jose, California (210,000 square feet), Toulouse, France (120,000 square feet) and Mexicali, Mexico (110,000 square feet). Most of our facilities are generally shared for the benefit of the Commercial Systems and Government Systems businesses.

              Certain of our facilities, including those located in California and Mexicali, Mexico, are located near major earthquake fault lines. We maintain earthquake insurance with a $50 million deductible with respect to these facilities.

Item 3.      Legal Proceedings.

              We assumed all responsibility for current and future litigation, including environmental proceedings, against Rockwell or its subsidiaries with respect to the operations of our business in connection with the Distribution.

              On January 15, 1997, a civil action was filed against us in the United States District Court for the District of Arizona in Tucson, Universal Avionics Systems Corp. v. Rockwell International Corp. and Rockwell Collins, Inc., in which Universal, a manufacturer and marketer of aviation electronics, including Flight Management Systems (FMS), asserted four claims against us arising out of our participation in the FMS business: (1) attempted monopolization under Section 2 of the Sherman Act; (2) anticompetitive conduct (exclusive dealing and tying) under Section 1 of the Sherman Act and Section 3 of the Clayton Act; (3) tortious interference with business relationships and prospective economic business advantage under the common law of Arizona; and (4) unfair competition under the common law of Arizona. Universal seeks damages of approximately $35 million before trebling for the alleged antitrust violations; actual damages of an unspecified amount for the alleged common law violations; punitive damages; attorneys' fees and injunctive relief. We and Rockwell have denied the allegations and have asserted counterclaims against Universal for defamation and unfair competition. On July 17, 2001, the district court granted defendants' motion for partial summary judgment for failure to allege a relevant market entitling plaintiff to relief, certified that ruling for appeal, dismissed as moot other motions for summary judgment filed by defendants challenging plaintiff's attempted monopolization, exclusive dealing and tying, and stayed further proceedings, including rulings on motions for summary judgment filed by defendants as to plaintiff's other claims, pending appeal. On July 19, 2001, plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals. On December 6, 2002, the Ninth Circuit Court of Appeals affirmed the District Court's grant of the motion by Rockwell and us for partial summary judgment.

              On April 3, 2000, a civil action was filed against us in the Court of Common Pleas of Pennsylvania for Allegheny County, Westinghouse Air Brake Technologies Corp. v. Rockwell Collins, Inc., asserting various claims arising out of the plaintiff's purchase of our former Railroad Electronics business on October 5, 1998 pursuant to a sale agreement. Specifically, the plaintiff alleged that it was entitled under provisions of the sale agreement to a post-closing adjustment of approximately $7 million in the purchase price, and that it was entitled to unspecified damages for alleged misrepresentations, breaches of warranty, mistake of fact, and failure by us to turn over certain assets and to provide certain post-closing support. On December 13, 2000, the trial court ordered that the claim for a post-closing adjustment in the purchase price be submitted to mandatory arbitration pursuant to the provisions of the sale agreement, but declined to stay court proceedings on the other issues during pendency of the arbitration proceeding. On June 18, 2002 the arbitrator issued a ruling in our favor and denying in its entirety plaintiff's claims for a post-closing adjustment to the purchase price. With respect to the litigation, the parties are in the early stages of discovery.

              On June 18, 2001, Thales Avionics In-Flight Systems, Inc. ("Thales") sued our employee, Calvin Fang ("Fang"), for conversion, breach of contract, misappropriation of trade secrets, interference with prospective economic advantage, fraud and conspiracy (the "Lawsuit") in Orange County Superior Court, Orange County, California. In the Lawsuit, Thales alleges that in 2001, Fang left his employment with us, obtained employment at Thales, misappropriated certain alleged trade secrets, left his employment at Thales, returned to employment with us and disclosed the alleged trade secrets to our employees. We terminated Fang's employment in August 2001. On September 6, 2001, Thales filed a first Amended Complaint ("Amended Complaint") against Fang and named as additional defendants us and eight of our employees: Greg Nelson, Chris Jameson, Shawn Kathol, Robert Troxel, James Whitehouse, Kathy Garcia, Wayne Hitchcock and Gregory Piponius (collectively, the "Individual Defendants"). The Amended Complaint contains six causes of action against us and the Individual Defendants: misappropriation of trade secrets, fraud, unfair competition, conspiracy, conversion, and interference with prospective economic advantage. In the Lawsuit, Thales has asked the court to: (a) order us and the Individual Defendants to return Thales' trade secrets allegedly misappropriated by Fang; (b) enjoin us and the Individual Defendants from using, retaining, and disseminating the allegedly misappropriated trade secrets, (c) assess damages in the amount equal to the alleged unjust enrichment, (d) assess restitutionary damages, (e) order us to pay reasonable royalties if no unjust enrichment and restitution amounts are provable, (f) assess exemplary and punitive damages in an amount according to proof, and (g) order us and the Individual Defendants to pay Thales' attorneys' fees and costs. On September 11, 2002, Thales filed a motion seeking permission to file a second Amended Complaint ("Second Amended Complaint") which added a new cause of action against us and two Individual Defendants for violation of the Computer Fraud and Abuse Act, a federal statute. Pursuant to the parties' stipulation, the Second Amended Complaint was deemed filed on September 20, 2002. On September 25, 2002, we removed the case to the U.S. District Court for the Central District of California, Southern Division, and were joined in the removal action by all other defendants, including the Individual Defendants. On October 2, 2002, we filed an answer and affirmative defenses to the Second Amended Complaint in which we denied the allegations set forth therein and asserted various defenses. We also asserted a counterclaim against Thales alleging that Thales' in-flight entertainment systems infringe our patent. Our patent counterclaim seeks an injunction against infringing activity by Thales as well as monetary damages. The federal court has ordered a scheduling conference for December 16, 2002. There currently is no trial date set.

              In addition, various other lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, intellectual property, environmental, safety and health, contract and employment matters.

              Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, management believes the disposition of matters that are pending or asserted will not have a material adverse effect on our business or financial condition, but could possibly be material to the results of operations of any one period.

Item 4.      Submission of Matters to a Vote of Security Holders.

              No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.      Market for the Company's Common Equity and Related Stockholder Matters.

Market Information

              Our Common Stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol "COL". On December 1, 2002, there were 44,299 shareowners of record of our Common Stock.

              The following table sets forth the high and low sales price of our Common Stock on the New York Stock Exchange — Composite Transactions reporting system during each quarter of the Company's fiscal years ended September 30, 2002 and 2001:

	2002		2001(1)
Fiscal Quarters
	High	Low	High	Low
First	$19.98	$12.99	$—	$—
Second	25.80	18.51	—	—
Third	27.70	21.26	—	—
Fourth	27.15	18.50	24.23	11.80

(1)
Our Common Stock began trading "regular way" on the New York Stock Exchange on July 2, 2001. Prior to the Distribution, our Common Stock traded on a "when-issued" basis from June 15, 2001 to June 29, 2001.

Dividends

              The following table sets forth the cash dividends per share paid by us during each quarter of our fiscal years ended September 30, 2002 and 2001:

Fiscal Quarters	2002	2001(1)
First	$0.09	$—
Second	0.09	—
Third	0.09	—
Fourth	0.09	0.09

(1)
Prior to the Distribution, on June 29, 2001, we paid a cash dividend to Rockwell, then our sole shareowner, in the amount of $300 million.

              We anticipate that we will pay quarterly cash dividends which, on an annual basis, will equal $0.36 per share. The declaration and payment of dividends by us, however, will be at the sole discretion of our Board of Directors.

Repurchases

              Our Board of Directors authorized in December 2001 the repurchase of up to $200 million of our Common Stock. During fiscal 2002, we repurchased approximately 4.5 million shares in open-market transactions at a total cost of approximately $102 million, which resulted in an average cost of $22.74 per share.

Item 6.      Selected Financial Data.

              See the information in the table captioned Selected Financial Data on page 66 of the 2002 Annual Report.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

              See the discussion and analysis under the caption Management's Discussion and Analysis of Financial Condition and Result of Operations on pages 23-37 of the 2002 Annual Report.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

              See the discussion and analysis under the caption Management's Discussion and Analysis of Financial Condition and Result of Operations on page 36 of the 2002 Annual Report.

Item 8.      Financial Statements and Supplementary Data.

              See Independent Auditors' Report, Consolidated Statement of Financial Position, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Shareowners' Equity and Comprehensive Income, and Notes to Consolidated Financial Statements on pages 39-65 of the 2002 Annual Report.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              None.

PART III

Item 10.      Directors and Executive Officers of the Company.

              See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors and Compliance with Section 16(a) of the Securities Exchange Act on pages 1-4 and 20 of the 2003 Proxy Statement.

              No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than us pursuant to which such person is or was to be selected as a director or nominee.

              The name, age, office and position held with us, and principal occupations and employment during the past five years of each of our executive officers as of December 1, 2002 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age

Clayton M. Jones — Chairman of the Board of Rockwell Collins since June 2002; President and Chief Executive Officer of Rockwell Collins since June 2001; Senior Vice President of Rockwell (electronic controls and communications) and President of Rockwell Collins, Inc., a subsidiary of Rockwell, from January 1999 to May 2001; Executive Vice President of Rockwell Collins, Inc. prior thereto	53
Barry M. Abzug — Senior Vice President, Corporate Development of Rockwell Collins since October 2001; President and General Manager, Aerospace/Communications Division of ITT Industries, Inc. (engineering and manufacturing) from October 1998 to August 2000; Vice President and Director, Communications Systems Business Unit of the Aerospace/Communications Division of ITT Industries, Inc. prior thereto	50

Patrick E. Allen — Vice President, Finance and Treasurer of Rockwell Collins since June 2001; Vice President and Treasurer of Rockwell from June 2000 to May 2001; Vice President, Financial Planning and Analysis of Rockwell from June 1999 to May 2000; Assistant Controller of Rockwell prior thereto	38
Gary R. Chadick — Senior Vice President, General Counsel and Secretary of Rockwell Collins since July 2001; Assistant General Counsel of Operations of Litton Industries, Inc. (advanced electronics, information systems, electronic components and ship systems) from September 1999 to July 2001; Group Counsel, Litton Advanced Electronics Systems Group prior thereto	41
Robert M. Chiusano — Executive Vice President and Chief Operating Officer, Commercial Systems of Rockwell Collins since May 2002; Executive Vice President and Chief Operating Officer, Government Systems of Rockwell Collins from June 2001 to May 2002; Vice President and General Manager, Government Systems of Rockwell Collins, Inc., a subsidiary of Rockwell, prior thereto	52
Gregory S. Churchill — Executive Vice President and Chief Operating Officer, Government Systems of Rockwell Collins since May 2002; Vice President and General Manager of Business and Regional Systems for Commercial Systems from June 2001 to May 2002; Vice President of Business Development for Government Systems of Rockwell Collins, Inc., a subsidiary of Rockwell, from February 2001 to June 2001; Vice President, Integrated Applications and Navigation Programs of Rockwell Collins, Inc. from October 1999 to February 2000; Vice President, Program Management thereof prior thereto	45
Lawrence A. Erickson — Senior Vice President and Chief Financial Officer of Rockwell Collins since June 2001; Vice President and Controller, Finance and Strategic Development of Rockwell Collins, Inc., a subsidiary of Rockwell, from October 1999 to May 2001; Vice President and Controller of Rockwell Collins, Inc. prior thereto	53
Jerome J. Gaspar — Senior Vice President, Engineering and Technology of Rockwell Collins since June 2001; Vice President, Engineering and Technology of Rockwell Collins, Inc., a subsidiary of Rockwell, from January 2000 to May 2001; Vice President, Displays Center of Excellence of Rockwell Collins, Inc. prior thereto	57
Herman M. Reininga — Senior Vice President, Operations of Rockwell Collins since June 2001; Vice President, Operations of Rockwell Collins, Inc., a subsidiary of Rockwell, prior thereto	61
Alfred J. Spigarelli — Vice President, Benefits and Administrative Services of Rockwell Collins since June 2001; Vice President, Benefits and Administrative Services of Rockwell from July 1999 to May 2001; Vice President, Compensation and Benefits of Rockwell prior thereto	62
Derek R. Wimmer — Vice President and General Auditor of Rockwell Collins since June 2001; Controller of Rockwell Collins Air Transport Systems from November 2000 to May 2001; Senior Director, Commercial and Business Compliance of Rockwell Collins, Inc., a subsidiary of Rockwell, from October 1998 to November 2000; Vice President, International Planning and Development of Rockwell prior thereto	56

              There are no family relationships, as defined, between any of the above executive officers. No officer was selected pursuant to any arrangement or understanding between him and any person other than us. All executive officers are elected annually.

Item 11.      Executive Compensation.

              See the information under the caption Compensation of Directors on page 7 of the 2003 Proxy Statement and under the captions Executive Compensation, Option Grants, Aggregated Option Exercises and Fiscal Year-End Values, Long-Term Incentive Plans — Awards in Last Fiscal Year, Retirement Benefits, Compensation Committee Report on Executive Compensation and Shareowner Return Performance Presentation on pages 11-19 of the 2003 Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

              See the information under the captions Voting Securities and Equity Ownership of Certain Beneficial Owners and Management on pages 1 and 9-10, respectively, of the 2003 Proxy Statement.

              The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2002, including our 2001 Stock Option Plan, 2001 Long-Term Incentives Plan and Directors Stock Plan:

Equity Compensation Plan Information(1)

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(2)	16,286,436	$22.37	17,694,971
Equity compensation plans not approved by security holders	None	None	None
Total	16,286,436	$22.37	17,694,971

(1)
Includes in column (c) shares available under our Employee Stock Purchase Plan, which allows employees to have withheld up to 15 percent of their base compensation toward the purchase of our Common Stock. Under this plan, shares may be purchased at six-month intervals at 85 percent of the lower of the fair market value on the first or the last day of the six month offering period. We are authorized to issue 9.0 million shares under this plan, of which 8.3 million shares are available as of September 30, 2002 for future grant. This plan was approved by our sole shareowner at the time, Rockwell, prior to the Distribution.

(2)
Our 2001 Stock Option Plan was approved by our sole shareowner at the time, Rockwell, prior to the Distribution. Options to purchase 12.9 million shares of our Common Stock were issued under this plan in connection with the conversion of Rockwell options. No further stock options may be granted under this plan.

Item 13.      Certain Relationships and Related Transactions.

              See the information under the caption Corporate Governance; Board of Directors and Committees and Certain Transactions and Other Relationships on pages 5-8 of the 2003 Proxy Statement.

Item 14.      Controls and Procedures.

    (a)
    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in SEC rules) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in SEC rules and forms.

    (b)
    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses noted in our most recent evaluation, and therefore there were no corrective actions taken with respect thereto.

PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)  Financial Statements, Financial Statement Schedules and Exhibits.

          (1)  Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries and are incorporated by reference in Item 8 of this Form 10-K from the 2002 Annual Report).

    Consolidated Statement of Financial Position, September 30, 2002 and 2001.

    Consolidated Statement of Operations, years ended September 30, 2002, 2001 and 2000.

    Consolidated Statement of Cash Flows, years ended September 30, 2002, 2001 and 2000.

    Consolidated Statement of Shareowners' Equity and Comprehensive Income, years ended September 30, 2002, 2001 and 2000.

    Notes to Consolidated Financial Statements.

    Independent Auditors' Report.

          (2)  Financial Statement Schedule for the years ended September 30, 2002, 2001 and 2000.

Page
Independent Auditors' Report	S-1
Schedule II — Valuation and Qualifying Accounts	S-2
Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

          (3)  Exhibits

3-a-1	Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3-a-1 to the Company's Form 10-K for fiscal year ended September 30, 2001, is incorporated herein by reference.
3-a-2
Certificate of Merger effecting name change of the Company from "New Rockwell Collins, Inc." to "Rockwell Collins, Inc.", filed as Exhibit 3-a-2 to the Company's Form 10-K for fiscal year ended September 30, 2001, is incorporated herein by reference.

3-b-1	Amended By-Laws of the Company.
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
*10-a-1
The Company's 2001 Long-Term Incentives Plan, adopted by the Company's Board of Directors on June 1, 2001 and approved by the Company's shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 333-63120), is incorporated herein by reference.
*10-a-2
Forms of Stock Option Agreements under the Company's 2001 Long-Term Incentives Plan, filed as Exhibit 10-a-2 to the Company's Form 10-K for fiscal year ended September 30, 2001, are incorporated herein by reference.
*10-a-3
Form of Stock Option Agreement under the Company's 2001 Long-Term Incentives Plan for stock option grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-3 to the Company's Form 10-K for fiscal year ended September 30, 2001, is incorporated herein by reference.
*10-a-4
Form of Restricted Stock Agreement under the Company's 2001 Long-Term Incentives Plan for restricted stock grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-4 to the Company's Form 10-K for fiscal year ended September 30, 2001, is incorporated herein by reference.
*10-b-1
The Company's Directors Stock Plan, adopted by the Company's Board of Directors on June 1, 2001 and approved by the Company's shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 001-16445) (the "Form 10"), is incorporated herein by reference.
*10-b-2
Form of Stock Option Agreement under the Company's Directors Stock Plan, filed as Exhibit 10-b-2 to the Company's Form 10-K for fiscal year ended September 30, 2001, is incorporated herein by reference.
*10-b-3
Form of Restricted Stock Agreement under the Company's Directors Stock Plan, filed as Exhibit 10-b-3 to the Company's Form 10-K for fiscal year ended September 30, 2001, is incorporated herein by reference.
*10-c-1
The Company's Annual Incentive Compensation Plan for Senior Executive Officers, adopted by the Company's Board of Directors on June 1, 2001 and approved by the Company's shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.4 to the Form 10, is incorporated herein by reference.
*10-d-1
The Company's Incentive Compensation Plan, adopted by the Company's Board of Directors on September 12, 2001, filed as Exhibit 10-d-1 to the Company's Form 10-K for fiscal year ended September 30, 2001, is incorporated herein by reference.
*10-e-1	The Company's 2001 Stock Option Plan, adopted by the Company's Board of Directors on June 1, 2001, filed as Exhibit 10.3 to the Form 10, is incorporated herein by reference.
*10-f-1
The Company's Deferred Compensation Plan, adopted by the Company's Board of Directors on June 13, 2001, filed as Exhibit 10-f-1 to the Company's Form 10-K for fiscal year ended September 30, 2001, is incorporated herein by reference.

*10-g-1
The Company's Non-Qualified Savings Plan, adopted by the Company's Board of Directors on June 13, 2001, filed as Exhibit 10-g-1 to the Company's Form 10-K for fiscal year ended September 30, 2001, is incorporated herein by reference.
*10-h-1
The Company's Non-Qualified Pension Plan, adopted by the Company's Board of Directors on June 13, 2001, filed as Exhibit 10-h-1 to the Company's Form 10-K for fiscal year ended September 30, 2001, is incorporated herein by reference.
*10-i-1
The Company's Master Trust — Deferred Compensation and Non-Qualified Savings and Non-Qualified Pension Plans, adopted by the Company's Board of Directors on June 13, 2001, filed as Exhibit 10-i-1 to the Company's Form 10-K for fiscal year ended September 30, 2001, is incorporated herein by reference.
10-j-1
Five-Year Credit Agreement dated as of May 30, 2001 among the Company, the Banks listed therein and The Chase Manhattan Bank, as Agent, filed as Exhibit 10.9.2 to the Form 10, is incorporated herein by reference.
10-k-1
Distribution Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.
10-l-1
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
*10-n-1	Form of Change of Control Agreement between the Company and certain executives of the Company, filed as Exhibit 10.7.1 to the Form 10, is incorporated herein by reference.
*10-n-2
Amended Schedule identifying executives of the Company who are party to a Change of Control Agreement in the form set forth as Exhibit 10.7.1 to the Form 10, filed as Exhibit 10-o-2 to the Company's Form 10-Q for the period ending June 30, 2002, is incorporated herein by reference.
*10-n-3	Form of Change of Control Agreement between the Company and certain executives of the Company, filed as Exhibit 10.8.1 to the Form 10, is incorporated herein by reference.
*10-n-4
Schedule identifying executives of the Company who are party to a Change of Control Agreement in the form set forth as Exhibit 10-n-3 to this Annual Report on Form 10-K, filed as Exhibit 10.8.2 to the Form 10, is incorporated herein by reference.
10-o-1
364-day Credit Agreement dated as of May 29, 2002 among the Company, the Banks listed therein and JPMorgan Chase Bank, as Agent, filed as Exhibit 10-p-1 to the Company's Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
*10-p-1
Form of Performance Unit Agreement for FY02-03 for Persons With a Change of Control Agreement, filed as Exhibit 10-q-1 to the Company's Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
*10-p-2
Form of Performance Unit Agreement for FY02-03 for Persons Not With a Change of Control Agreement, filed as Exhibit 10-q-2 to the Company's Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

*10-p-3	Form of Performance Unit Agreement for FY03-05 for Persons With a Change of Control Agreement.
*10-p-4	Form of Performance Unit Agreement for FY03-05 for Persons Not With a Change of Control Agreement.
*10-q-1
Agreement and General Release between the Company and Neal J. Keating dated July 16, 2002, filed as Exhibit 10-r-1 to the Company's Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
10-r-1
Transition Agreement between the Company and Donald R. Beall dated July 9, 2002, filed as Exhibit 10-s-1 to the Company's Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
13	Portions of the 2002 Annual Report to Shareowners of the Company incorporated herein by reference.
21	List of subsidiaries of the Company.
23	Independent Auditors' Consent.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

  (b)
  Reports on Form 8-K.

              The company filed a current report on Form 8-K dated August 5, 2002 with respect to the sworn statements executed by our Chief Executive Officer and Chief Financial Officer as required by Securities and Exchange Commission Order No. 4-460.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
By:	/s/ GARY R. CHADICK Gary R. Chadick Senior Vice President, General Counsel and Secretary

Dated:    December 18, 2002

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of December, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CLAYTON M. JONES Clayton M. Jones	Chairman of the Board, President and Chief Executive Officer (principal executive officer)
DONALD R. BEALL*	Director
ANTHONY J. CARBONE*	Director
MICHAEL P.C. CARNS*	Director
CHRIS A. DAVIS*	Director
RICHARD J. FERRIS*	Director
CHERYL L. SHAVERS*	Director
JOSEPH F. TOOT, JR.*	Director
/s/ LAWRENCE A. ERICKSON Lawrence A. Erickson	Senior Vice President and Chief Financial Officer (principal financial officer)
/s/ PATRICK E. ALLEN Patrick E. Allen	Vice President Finance and Treasurer (principal accounting officer)
*By	/s/ GARY R. CHADICK Gary R. Chadick, Attorney-in-fact**
**	By authority of the powers of attorney filed herewith.

CERTIFICATION

        I, Clayton M. Jones, Chairman, President and Chief Executive Officer of Rockwell Collins, Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of Rockwell Collins, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 18, 2002
/s/ CLAYTON M. JONES Clayton M. Jones Chairman, President and Chief Executive Officer

CERTIFICATION

        I, Lawrence A. Erickson, Senior Vice President and Chief Financial Officer of Rockwell Collins, Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of Rockwell Collins, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 18, 2002
/s/ LAWRENCE A. ERICKSON Lawrence A. Erickson Senior Vice President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of Rockwell Collins, Inc.

We have audited the consolidated financial statements of Rockwell Collins, Inc. and subsidiaries (the "Company") (formerly the avionics and communications business of Rockwell Automation, Inc.) as of September 30, 2002 and 2001, and for each of the three years in the period ended September 30, 2002. We have issued our report thereon dated October 29, 2002, which report includes two explanatory paragraphs noting that the Company had not previously operated as a stand-alone entity during all the periods presented and changed its method of accounting for goodwill and certain other intangible assets effective October 1, 2001. Such consolidated financial statements and report are included in your 2002 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois October 29, 2002

S-1

SCHEDULE II

ROCKWELL COLLINS, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2002, 2001 and 2000
(in millions)

Description	Balance at Beginning of Year(a)	Charged to Costs and Expenses	Other(b)	Deductions(c)	Balance at End of Year(a)
Year ended September 30, 2002:
Allowance for doubtful accounts	$20	$(3)	$--	$(1)	$16
Allowance for excess and obsolete inventories	113	33	3	(47)	102
Year ended September 30, 2001:
Allowance for doubtful accounts	9	11	1	(1)	20
Allowance for excess and obsolete inventories	92	31	3	(13)	113
Year ended September 30, 2000:
Allowance for doubtful accounts	8	--	1	--	9
Allowance for excess and obsolete inventories	89	7	13	(17)	92

(a)
Includes allowances for trade and other long-term receivables.
(b)
Consists principally of amounts relating to businesses acquired and businesses disposed of.
(c)
Amounts written off.

S-2

EXHIBIT INDEX

Exhibit Number	Description
3-b-1	Amended By-Laws of the Company.
10-p-3	Form of Performance Unit Agreement for FY03-05 for Persons With a Change of Control Agreement.
10-p-4	Form of Performance Unit Agreement for FY03-05 for Persons Not With a Change of Control Agreement.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
13	Portions of the 2002 Annual Report to Shareowners of the Company incorporated herein by reference.
21	List of subsidiaries of the Company.
23	Independent Auditors' Consent.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties .
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for the Company's Common Equity and Related Stockholder Matters .
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Company.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATION
CERTIFICATION
  SCHEDULE II
ROCKWELL COLLINS, INC. VALUATION AND QUALIFYING ACCOUNTS For the Years Ended September 30, 2002, 2001 and 2000 (in millions)
EXHIBIT INDEX