Form 10-Q
period 2002-12-31
ROCKWELL COLLINS INC
filed 2003-02-14
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002. Commission file number 1-16445.

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

Yes   ☒   No   ☐

179,503,913 shares of registrant’s Common Stock, par value $.01 per share, were outstanding on January 31, 2003.

ROCKWELL COLLINS, INC.

PART I.      FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Unaudited)

(in millions, except per share amounts)

	December 31, 2002	September 30, 2002
ASSETS
Current Assets:

Cash

$

36

$

49

Receivables

497

524

Inventories	685	653
Current deferred income taxes	193	191
Other current assets	26	21

Total current assets

1,437

1,438

Property	398	411
Intangible Assets	123	124
Goodwill	330	332
Other Assets	250	255

TOTAL ASSETS	$2,538	$2,560

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Short-term debt	$158	$132

Accounts payable

162

204

Compensation and benefits	194	219
Income taxes payable	14	20

Product warranty costs

140

141

Other current liabilities	344	327

Total current liabilities	1,012	1,043

Retirement Benefits	491	495
Other Liabilities	36	35

Shareowners’ Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2

Additional paid-in capital

1,208

1,208

Retained earnings

121

91

Accumulated other comprehensive loss	(250)	(252)
Common stock in treasury, at cost (shares held: December 31, 2002, 3.7; September 30, 2002, 2.8)	(82)	(62)
Total shareowners’ equity	999	987

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,538	$2,560

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended December 31
	2002	2001
Sales
Product sales	$501	$506
Service sales	60	57

Total sales	561	563

Costs, expenses and other:
Product cost of sales	374	378
Service cost of sales	42	42
Selling, general, and administrative expenses	77	69
Interest expense	1	2
Other income	(3)	—

Total costs, expenses and other	491	491

Income before income taxes	70	72

Income tax provision	21	24

Net income	$49	$48

Earnings per share:
Basic	$0.27	$0.26
Diluted	$0.27	$0.26

Weighted average common shares:
Basic	180.2	183.6
Diluted	181.1	183.8

Cash dividends per share	$0.09	$0.09

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended December 31
	2002	2001
Operating Activities:
Net income	$49	$48
Adjustments to arrive at cash provided by operating activities:
Depreciation	22	22
Amortization of intangible assets	3	1
Pension plan contributions	(2)	(2)
Deferred income taxes	5	3

Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency adjustments:

Receivables

29

120

Inventories	(31)	(35)
Accounts payable	(42)	(69)
Income taxes payable	(6)	2

Compensation and benefits

(14

)

(24

)

Other assets and liabilities	9	(18)
Cash Provided by Operating Activities	22	48

Investing Activities:
Property additions	(11)	(13)
Acquisition of businesses, net of cash acquired	1	(4)
Investment in equity affiliates	(3)	—
Proceeds from the disposition of property	4	5

Cash Used for Investing Activities

(9

)

(12

)

Financing Activities:

Net increase (decrease) in short-term borrowings

26

(27

)

Purchases of treasury stock	(35)	—
Cash dividends	(16)	(17)
Proceeds from the exercise of stock options	1	1

Cash Used for Financing Activities

(24

)

(43

)

Effect of exchange rate changes on cash	(2)	—

Net Change in Cash	(13)	(7)
Cash at Beginning of Period	49	60
Cash at End of Period	$36	$53

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Rockwell Collins, Inc. (the Company or Rockwell Collins) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission. Information and footnote disclosures normally included in annual financial statements have been condensed as permitted by such rules and regulations. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, including the financial statements in Exhibit 13 incorporated by reference in the Form 10-K.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full year. Certain prior period amounts have been reclassified to conform to the current year presentation.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

The Company operates on a fiscal year basis with the fiscal year ending on September 30. All date references contained herein relate to the Company’s fiscal year unless otherwise stated.

On November 1, 2002 the Board of Directors of the Company declared a quarterly dividend of nine cents per share on its common stock, paid on December 2, 2002 to shareowners of record on November 11, 2002.

2.                          Recently Adopted Accounting Standards

On October 1, 2002, Rockwell Collins adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 requires the recording of the fair value of liabilities associated with the retirement of long-lived assets when there is a legal or contractual requirement to incur such costs. The adoption of SFAS 143 did not have a material impact on the Company’s results of operations, financial position or cash flows.

On October 1, 2002, Rockwell Collins adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. Under SFAS 144, the accrual of future operating losses of discontinued businesses is no longer permitted. The adoption of SFAS 144 did not impact the Company’s results of operations, financial position or cash flows, but may result in more matters being reported as discontinued operations in future periods than was permitted under prior accounting principles.

On October 1, 2002, Rockwell Collins adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 applies to any exit or disposal activity initiated subsequent to December 31, 2002, but was adopted early as allowed by the provisions of the standard. SFAS 146 requires that the Company recognize liabilities associated with exit or disposal activities at the time they are incurred rather than at the date of a commitment by Company management to an exit or disposal plan. The adoption of SFAS 146 did not impact the Company’s results of operations, financial position or cash flows; however, it may change the timing of when certain charges are recorded by the Company in connection with future exit, disposal, or restructuring activities.

On October 1, 2002, Rockwell Collins adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure; an amendment to FASB Statement No. 123 (SFAS 148). SFAS 148 requires the disclosure of the pro forma effects on net income of stock-based compensation in interim financial statements. The Company continues to account for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and does not record compensation expense relating to stock-based compensation. The adoption of SFAS 148 did not impact the Company’s results of operations, financial position or cash flows, but did require additional disclosures for stock-based compensation, see Note 14.

On October 1, 2002, Rockwell Collins adopted the Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 expands the disclosure requirements related to certain guarantees, including product warranties, and requires that the Company recognize a liability for the fair value of all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not impact the Company’s results of operations, financial position or cash flows, except FIN 45 requires expanded disclosures for guarantees, see Note 11.

3.                          Recently Issued Accounting Standards

In November 2002, the Emerging Issues Task Force issued a consensus on issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by the Company for arrangements under which it will perform multiple revenue-generating activities, such as delivery of hardware and the development of software. EITF 00-21 addresses how revenue should be measured and allocated to the separate deliverables under such arrangements. EITF 00-21 will be effective for arrangements entered into after June 30, 2003.

In January 2003, the Financial Accounting Standards Board issued interpretation No. 46, Consolidations of Variable Interest Entities (FIN 46). FIN 46 defines a variable interest entity as contractual, ownership or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest. FIN 46 requires additional disclosure for all variable interest entities and the consolidation of a variable interest entity if the owner is the primary beneficiary. The consolidation provisions of FIN 46 are effective for periods beginning after June 15, 2003 and while the Company is still evaluating the impacts of this new standard, management does not anticipate that FIN 46 will require the consolidation of any variable interest entities. The disclosure provisions of FIN 46 are effective for any financial statements issued after January 31, 2003 which resulted in additional disclosures related to certain equity and strategic investments, see Note 9.

4.                          Acquisitions and Divestitures

In August 2002, Rockwell Collins acquired Airshow, Inc. (Airshow), a provider of integrated cabin electronics system solutions for business aircraft, including cabin environment controls, passenger information and entertainment, and business support systems. The acquisition of Airshow expands the Company’s capabilities for providing airborne electronics solutions to business aviation and commercial aircraft, and will increase the Company’s ability to provide integrated solutions that bridge flight deck and cabin electronics. During the three months ended December 31, 2002, the Company finalized the purchase price for Airshow, which resulted in a $2 million reduction in the purchase price. The adjusted purchase price was $160 million, of which $106 million was allocated to goodwill and $50 million to intangibles with finite lives including developed technology and patents, and trademarks and tradenames. The weighted average useful life of intangible assets with finite lives is 9 years. The Company is currently evaluating its product line, workforce, and facility integration plans for this acquisition. Integration plans resulting from these evaluations may result in adjustments to the purchase price allocation during 2003. Goodwill resulting from the acquisition is deductible for tax purposes and is included within the Commercial Systems segment.

During the three months ended December 31, 2002, the Company made a final payment of $1 million to the former shareholders of Kaiser Aerospace & Electronics related to the acquisition in December 2000.

5.                          Receivables

Receivables are summarized as follows (in millions):

	December 31, 2002	September 30, 2002
Billed	$401	$445
Unbilled	182	159
Less progress payments	(70)	(64)
Total	513	540
Less allowance for doubtful accounts	(16)	(16)
Receivables	$497	$524

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that are billed to customers in accordance with applicable contract terms.

6.                          Inventories

Inventories are summarized as follows (in millions):

	December 31, 2002	September 30, 2002
Finished goods	$172	$166
Work in process	242	236
Raw materials, parts, and supplies	316	310
Total	730	712
Less progress payments	(45)	(59)
Inventories	$685	$653

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to life-time buy inventory, which is inventory that is typically no longer being produced by the Company’s vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product. Life-time buy inventory was $96 million and $86 million at December 31, 2002 and September 30, 2002, respectively.

7.                          Property

Property is summarized as follows (in millions):

	December 31, 2002	September 30, 2002
Land	$25	$26
Buildings and improvements	216	214
Machinery and equipment	528	531
Information systems software and hardware	242	241
Construction in progress	25	24
Total	1,036	1,036
Less accumulated depreciation	(638)	(625)
Property	$398	$411

8.         Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended December 31, 2002 are summarized as follows (in millions):

	Commercial Systems	Government Systems	Total
Balance at September 30, 2002	$189	$143	$332
Airshow purchase price adjustment	(2)	—	(2)
Balance at December 31, 2002	$187	$143	$330

Pursuant to the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, the Company will perform its annual impairment test of goodwill during the second quarter of 2003, or at any time an impairment indicator becomes evident.

Intangible assets are summarized as follows (in millions):

	December 31, 2002			September 30, 2002
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$109	$15	$94	$107	$13	$94
Trademarks and tradenames	9	1	8	9	—	9
Intangible assets with indefinite lives:
Trademarks and tradenames	18	1	17	18	1	17
Intangible asset related to minimum pension liability	4	—	4	4	—	4
Intangible assets	$140	$17	$123	$138	$14	$124

Intangible amortization expense for the three months ended December 31, 2002 and 2001 was $3 million and $1 million, respectively. Annual estimated amortization expense for 2003 and 2004 is $12 million per year and $11 million per year for 2005, 2006, and 2007.

9.                          Other Assets

Other assets are summarized as follows (in millions):

	December 31, 2002	September 30, 2002
Long-term deferred income taxes	$96	$103
Investments in equity affiliates	65	62
Exchange and rental assets, net of accumulated depreciation of $56 million at December 31, 2002 and $52 million at September 30, 2002	59	61
Prepaid pension cost	8	7
Other	22	22
Other assets	$250	$255

Investments in Equity Affiliates

Investments in equity affiliates consist of investments in three joint ventures and one strategic investment, each of which is 50 percent or less owned by Rockwell Collins and is accounted for under the equity method. The equity affiliates and strategic investment consist of Rockwell Scientific, LLC, Vision Systems International, LLC (VSI), BAE Systems/Rockwell Collins Data Link Solutions (Data Link Solutions), and Tenzing Communications (Tenzing). In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. Sales to equity affiliates were $18 million and $13 million for the three months ending December 31, 2002 and 2001, respectively.

The Company’s investment in Tenzing may be considered a variable interest entity under recently issued FIN 46. The Company is currently evaluating the consolidation provisions of FIN 46 and does not anticipate consolidation of this entity will be required.

Tenzing is a developer of next-generation passenger connectivity solutions for commercial aircraft. The Company’s relationship with Tenzing was initiated in July 2002 with a $5 million investment, representing a 9 percent ownership interest.  The Company’s ownership interest in Tenzing has since increased to 17 percent as a result of an additional investment of $3 million made during the three months ended December 31, 2002, and $2 million in January 2003. The Company’s maximum exposure to loss is limited to the carrying value of the Company’s investment in Tenzing of $9 million.

10.                   Debt

Commercial paper borrowings outstanding were $158 million at December 31, 2002 and $132 million at September 30, 2002. The weighted average interest rate and maturity period of the commercial paper outstanding at December 31, 2002 was 1.4 percent and 36 days, respectively, compared with 1.8 percent and 16 days at September 30, 2002, respectively.

As of December 31, 2002, the Company had outstanding letters of credit totaling $121 million issued by banks to support certain contractual obligations to customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company.

Interest paid for the three months ended December 31, 2002 and 2001 was $1 million and $2 million, respectively.

11.                   Product Warranty Costs

Reserves are recorded on the Statement of Financial Position to reflect the Company’s contractual liabilities relating to warranty commitments to customers. Warranty coverage of various lengths and terms is provided to customers depending on standard offerings and negotiated contractual agreements. An estimate for warranty expense is recorded at the time of sale based on historical warranty return rates and repair costs.

Changes in the carrying amount of accrued product warranty costs for the three months ended December 31, 2002 are summarized as follows (in millions):

Balance at September 30, 2002	$141
Warranty costs incurred	(15)
Product warranty accrual	13
Pre-existing warranty adjustments	1
Balance at December 31, 2002	$140

12.                   Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31, 2002	September 30, 2002
Advance payments from customers	$111	$86
Customer incentives	89	92
Contract reserves	79	75
Other	65	74
Other current liabilities	$344	$327

13.                   Retirement Benefits

The components of net periodic benefit expense for pension benefits and other retirement benefits are as follows for the three months ended December 31, 2002 and 2001 (in millions):

	Pension Benefits		Other Retirement Benefits
	2002	2001	2002	2001
Service cost	$9	$9	$1	$1
Interest cost	35	33	7	6
Expected return on plan assets	(41)	(42)	—	—
Amortization:
Prior service cost	—	1	(8)	(5)
Net actuarial loss	2	—	5	3
Net periodic benefit expense	$5	$1	$5	$5

The Company also recognized a curtailment gain of $7 million during the three months ended December 31, 2001 in connection with workforce reductions resulting from the Company’s 2001 comprehensive restructuring plan.

14.                   Stock-Based Compensation

SFAS 123 Pro Forma Disclosures

The Company accounts for stock-based compensation using the intrinsic value method in accordance with ABP 25. The following table illustrates the effect on net income and earnings per share if the Company had accounted for its stock-based compensation plans using the fair value method provided by SFAS No. 123, Accounting for Stock-Based Compensation (in millions, except per share amounts):

	Three months ended December 31
	2002	2001
Net income, as reported	$49	$48
Stock-based employee compensation expense determined under the fair value based method, net of tax	(4)	(6)
Pro forma net income	$45	$42

Earnings per share:
Basic – as reported	$0.27	$0.26
Basic – pro forma	$0.25	$0.23
Diluted – as reported	$0.27	$0.26
Diluted – pro forma	$0.25	$0.23

Employee Stock Purchase Plan (ESPP)

During the three months ended December 31, 2002, approximately 0.6 million shares were issued under the ESPP for aggregate consideration of $11 million. This transaction was treated as a non-cash transaction and is not reflected in the Statement of Cash Flows. The Company is authorized to issue 9.0 million shares under the ESPP, of which 7.7 million shares are available for future grant at December 31, 2002.

15.                   Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended December 31
	2002	2001
Net income	$49	$48
Unrealized translation adjustment	2	(1)
Comprehensive income	$51	$47

16.                   Income Taxes

At the end of each interim reporting period the Company makes an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. During the three months ended December 31, 2002 and 2001, the effective income tax rate was 30.0 percent and 33.0 percent, respectively. During the three months ended December 31, 2002 and 2001 the Company paid income taxes of $21 million and $19 million, respectively.

17.                   2001 Restructuring Plan

In September 2001, the Company announced a comprehensive restructuring plan to reduce its workforce and streamline certain operations. These actions were undertaken in response to the sharp and sudden decline in anticipated sales volumes in the commercial air transport market following the events of September 11, 2001. As a result of this plan, the Company recorded charges of $34 million in the fourth quarter of 2001 which was comprised of $28 million of employee separation costs, $4 million of facility exit costs, and $2 million of asset write-downs. The restructuring plan was completed during 2002. The Company paid $3 million of employee related separation costs during the three months ended December 31, 2002. The remaining employee separation costs will be paid by the end of the second quarter of 2003 and the remaining facility lease payments will continue through the term of the lease periods.

The changes in the restructuring reserves during the three months ended December 31, 2002 are as follows (in millions):

	Reserve at September 30, 2002	Cash Payments	Reserve at December 31, 2002
Employee separation cost	$5	$(3)	$2
Facility exit costs	2	—	2
Restructuring reserves	$7	$(3)	$4

18.                   Contingent Liabilities

On January 15, 1997, a civil action was filed against the Company in the United States District Court for the District of Arizona in Tucson, Universal Avionics Systems Corp. v. Rockwell International Corp. and Rockwell Collins, Inc., in which Universal, a manufacturer and marketer of aviation electronics, including Flight Management Systems (FMS), asserted four claims against the Company arising out of its participation in the FMS business: (1) attempted monopolization under Section 2 of the Sherman Act; (2) anticompetitive conduct (exclusive dealing and tying) under Section 1 of the Sherman Act and Section 3 of the Clayton Act; (3) tortious interference with business relationships and prospective economic business advantage under the common law of Arizona; and (4) unfair competition under the common law of Arizona. Universal seeks damages of approximately $35 million before trebling for the alleged antitrust violations; actual damages of an unspecified amount for the alleged common law violations; punitive damages; attorneys’ fees and injunctive relief. The Company and the Company’s former parent, Rockwell Automation, Inc. (Rockwell), have denied the allegations and have asserted counterclaims against Universal for defamation and unfair competition. On July 17, 2001, the district court granted defendants’ motion for partial summary judgment for failure to allege a relevant market entitling plaintiff to relief, certified that ruling for appeal, dismissed as moot other motions for summary judgment filed by defendants challenging plaintiff’s attempted monopolization, exclusive dealing and tying, and stayed further proceedings, including rulings on motions for summary judgment filed by defendants as to plaintiff’s other claims, pending appeal. On July 19, 2001, plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals. On December 6, 2002, the Ninth Circuit Court of Appeals affirmed the District Court’s grant of the motion by the Company and Rockwell for partial summary judgment. Recently, the Company and Rockwell filed motions seeking to have the District Court reconsider the defendants’ motions for partial summary judgment on Universal’s remaining state law claims for tortious interference with contract and for unfair competition and the defendants’ motion for partial summary judgment on their counterclaim against Universal for defamation. The District Court had previously stayed its consideration of these motions pending Universal’s unsuccessful appeal.

On April 3, 2000, a civil action was filed against the Company in the Court of Common Pleas of Pennsylvania for Allegheny County, Westinghouse Air Brake Technologies Corp. v. Rockwell Collins, Inc., asserting various claims arising out of the plaintiff’s purchase of the Company’s former Railroad Electronics business on October 5, 1998 pursuant to a sale agreement. Specifically, the plaintiff alleged that it was entitled under provisions of the sale agreement to a post-closing adjustment of approximately $7 million in the purchase price, and that it was entitled to unspecified damages for alleged misrepresentations, breaches of warranty, mistake of fact, and failure by the Company to turn over certain assets and to provide certain post-closing support. On December 13, 2000, the trial court ordered that the claim for a post-closing adjustment in the purchase price be submitted to mandatory arbitration pursuant to the provisions of the sale agreement, but declined to stay court proceedings on the other issues during pendency of the arbitration proceeding. On June 18, 2002 the arbitrator issued a ruling in the Company’s favor and denying in its entirety the plaintiff’s claims for a post-closing adjustment to the purchase price. With respect to the litigation, the parties are in the early stages of discovery.

On June 18, 2001, Thales Avionics In-Flight Systems, Inc. (“Thales”) sued Calvin Fang (“Fang”), who was then a Company employee, for conversion, breach of contract, misappropriation of trade secrets, interference with prospective economic advantage, fraud and conspiracy (the “Lawsuit”) in Orange County Superior Court, Orange County, California. In the Lawsuit, Thales alleges that in 2001, Fang left his employment with the Company, obtained employment at Thales, misappropriated certain of Thales’ alleged trade secrets, left his employment at Thales, returned to the Company and disclosed the alleged trade secrets to other of its employees. The Company terminated Fang’s employment in August 2001. On September 6, 2001, Thales filed a first Amended Complaint (“Amended Complaint”) against Fang and named as additional defendants Rockwell Collins and eight of the Company’s employees: Gregory Nelson, Chris Jameson, Shawn Kathol, Robert Troxel, James Whitehouse, Katherine Garcia, Wayne Hitchcock and Gregory Piponius (collectively, the “Individual Defendants”). The Amended Complaint contains six causes of action against the Company and the Individual Defendants: misappropriation of trade secrets, fraud, unfair competition, conspiracy, conversion, and interference with prospective economic advantage. In the Lawsuit, Thales has asked the court to: (a) order the Company and the Individual Defendants to return Thales’ trade secrets allegedly misappropriated by Fang; (b) enjoin the Company and the Individual Defendants from using, retaining, and disseminating the allegedly misappropriated trade secrets, (c) assess damages in the amount equal to the alleged unjust enrichment, (d) assess restitutionary damages, (e) order the Company to pay reasonable royalties if no unjust enrichment and restitution amounts are provable, (f) assess exemplary and punitive damages in an amount according to proof, and (g) order the Company and the Individual Defendants to pay Thales’ attorneys’ fees and costs. On September 11, 2002, Thales filed a motion seeking permission to file a second Amended Complaint (“Second Amended Complaint”) which added a new cause of action against the Company and two Individual Defendants for violation of the Computer Fraud and Abuse Act, a federal statute. Pursuant to the parties’ stipulation, the Second Amended Complaint was deemed filed on September 20, 2002. On September 25, 2002, the case was removed by the Company to the U.S. District Court for the Central District of California, Southern Division, and were joined in the removal action by all other defendants, including the Individual Defendants. On October 2, 2002, the Company filed an answer and affirmative defenses to the Second Amended Complaint in which the Company denied the allegations set forth therein and asserted various defenses. The Company also asserted a counterclaim against Thales alleging that Thales’ in-flight entertainment systems infringe Rockwell Collins’ patent. The Company’s patent counterclaim seeks an injunction against infringing activity by Thales as well as monetary damages.  Thales has answered the Company’s patent infringement counterclaim by denying any infringement and asserting various patent invalidity and unenforcability defenses. Thales also asserted additional claims for a declaratory judgment of invalidity and enforceability of the Company’s patent. Currently, the parties are engaged in discovery. The case is scheduled to go to trial on January 20, 2004.

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. The Company is currently involved in the investigation or remediation of seven sites (excluding Kaiser related sites) under these regulations or pursuant to lawsuits asserted by third parties.  As of December 31, 2002, management estimates that the total reasonably possible future costs the Company could incur from these matters to be approximately $15 million. The Company has recorded environmental reserves for these matters of $3 million as of December 31, 2002, which represents management’s estimate of the probable future cost for these matters.

In addition, Rockwell Collins assumed liabilities for certain environmental matters relating to properties purchased in connection with the acquisition of Kaiser Aerospace & Electronics Corporation (Kaiser). Rockwell Collins has rights to indemnification for these matters from the escrow funds set aside at the time of acquisition. Rockwell Collins has filed claims against the escrow funds in the amount of $2 million for these matters. In addition, Rockwell Collins may be contingently liable for environmental matters related to certain other properties previously owned or leased by Kaiser. Liability for these matters is subordinated to third parties; however, failure of these third parties to satisfy their obligations related to these properties could cause these liabilities to revert to Rockwell Collins. Rockwell Collins has rights to indemnification for these other matters from the escrow funds in the amount of $8 million set aside at the time of acquisition. Management believes the amount of these escrow funds are sufficient to address these matters.

To date, compliance with environmental regulations and resolution of environmental claims have been accomplished without material effect on the Company’s liquidity and capital resources, competitive position or financial condition. Management believes that expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the Company’s business or financial condition, but could possibly be material to the results of operations of any one period. Management cannot assess the possible effect of compliance with future environmental regulations.

In addition, various other lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health, contract and employment matters.

Although the outcome of these legal matters cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company’s business or financial condition, but could possibly be material to the results of operations of any one period.

19.                   Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended December 31
	2002	2001
Sales:
Commercial Systems	$305	$326
Government Systems	256	237
Total sales	$561	$563
Segment operating earnings:
Commercial Systems	$32	$44
Government Systems	48	39
Total segment operating earnings	80	83
Interest expense	(1)	(2)
Earnings (losses) from corporate-level equity affiliates	1	(1)
General corporate, net	(10)	(8)
Income before income taxes	70	72
Income tax provision	(21)	(24)
Net income	$49	$48

The Company evaluates performance and allocated resources based upon, among other considerations, segment operating earnings before: income taxes; unallocated general corporate expenses; interest expense; gains and losses from the disposition of businesses; earnings and losses from corporate-level equity affiliates; special charges related to comprehensive restructuring actions; and other special items as identified by management from time to time.

Sales by product category are summarized as follows (in millions):

	Three Months Ended December 31
	2002	2001
Commercial avionics and other	$233	$253
In-flight entertainment	72	73
Defense electronics	256	237
Total sales	$561	$563

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based upon actual reported financial results for the three months ended December 31, 2002 and 2001 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part 1 of this quarterly report.

The Company operates on a fiscal year basis with the fiscal year ending on September 30. All date references contained herein relate to the Company’s fiscal year unless otherwise stated.

Three Months Ended December 31, 2002 and 2001

Sales were $561 million for the three months ended December 31, 2002, compared with $563 million for the three months ended December 31, 2001. Sales growth of $19 million from our defense electronics markets coupled with $14 million of sales from our Airshow acquisition essentially offset a sales decline in commercial avionics products. Net income increased to $49 million for the three months ended December 31, 2002, compared to net income of $48 million for the three months ended December 31, 2001. Increased operating earnings associated with our defense electronics sales, lower interest expense and a lower effective tax rate more than offset the lower operating earnings associated with our commercial avionics sales. Diluted earnings per share for the three months ended December 31, 2002 was 27 cents, compared to diluted earnings per share of 26 cents for the same period last year. This increase is due to slightly higher net income and lower average diluted shares resulting primarily from our share repurchase program.

Commercial Systems sales of $305 million for the three months ended December 31, 2002 declined $21 million, or 6 percent compared to sales of $326 million for the three months ended December 31, 2001. The acquisition of Airshow contributed $14 million of incremental sales for the quarter ended December 31, 2002. Excluding the Airshow acquisition, our commercial avionics sales declined 13 percent compared to the same period last year, primarily resulting from lower avionics sales into the air transport market. Commercial Systems operating earnings for the three months ended December 31, 2002 declined $12 million to $32 million compared to operating earnings of $44 million for the same period last year. Commercial Systems operating earnings as a percent of sales decreased to 10.5 percent for the three months ended December 31, 2002 compared to 13.5 percent in the same period last year. These reductions are primarily the result of a decline in higher margin avionics sales and from a retiree medical curtailment gain recognized in the same period last year.

Government Systems sales increased $19 million, or 8 percent to $256 million for the three months ended December 31, 2002, compared to sales of $237 million for the three months ended December 31, 2001. The higher sales resulted from the United Kingdom Bowman communications program as well as from new development effort on the Joint Tactical Radio System and Joint Strike Fighter programs. Government Systems operating earnings increased to $48 million for the three months ended December 31, 2002 compared with $39 million in the same period last year. Government Systems operating earnings as a percent of sales increased to 18.8 percent for the three months ended December 31, 2002 compared to 16.5 percent in the same period last year. The increases resulted primarily from higher sales and lower bid and proposal costs.

Restructuring

In September 2001, we announced a comprehensive restructuring plan to reduce our workforce and streamline certain operations. These actions were undertaken in response to the sharp and sudden decline in anticipated sales volumes in the commercial air transport market following the events of September 11, 2001. As a result of this plan, we recorded charges of $34 million in the fourth quarter of 2001 which was comprised of $28 million of employee separation costs, $4 million of facility exit costs, and $2 million of asset write-downs. The restructuring plan was completed during 2002. We paid $3 million of employee related separation costs during the three months ended December 31, 2002. The remaining employee separation costs will be paid by the end of the second quarter of 2003 and the remaining facility lease payments will continue through the term of the lease periods.

Retirement Benefits

Net periodic benefit expense (income) for pension benefits and other retirement benefits are as follows (in millions):

	Three Months Ended December 31
	2002	2001
Pension benefits	$5	$1
Other retirement benefits	5	5
Curtailment gain	—	(7)
Net periodic benefit expense (income)	$10	$(1)

Pension Benefits

Pension expense for the three months ended December 31, 2002 was $5 million compared to $1 million for the same period last year. This increase is primarily due to the decline in the funded status of our pension plans that has resulted from declines in the fair value of pension assets and falling discount rates over the past two years. Pension expense for the full year 2003 is expected to be approximately $20 million. Unless investment performance improves or discount rates rise, we will likely experience increased pension expense and possible non-discretionary pension plan contributions in years beyond 2003. In addition, further declines in the funded status of our pension plans, should it occur, will result in the recognition of additional minimum pension liabilities and additional reductions to shareowners’ equity.

Other Retirement Benefits

Other retirement benefits expense, which consists primarily of retiree medical benefits, was $5 million for both the three months ended December 31, 2002 and 2001. Likewise, we expect other retirement benefits expense for the full year 2003 to remain unchanged from 2002 at $19 million as a direct result of an amendment to our retiree medical plan in 2002 that, among other plan design changes, established a fixed Company contribution toward per capita health care costs for retirees.

In addition to recurring other retirement benefits expense, we recorded a curtailment gain of $14 million for the year ended September 30, 2002 of which $7 million was recorded during the three months ending December 31, 2001. The curtailment gain consisted of the accelerated recognition of a deferred gain related to previous retiree medical plan amendments resulting from workforce reductions associated with our 2001 comprehensive restructuring plan.

Income Taxes

At the end of each interim reporting period it is our practice to make an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The effective income tax rates for the three months ended December 31, 2002 and 2001 were 30.0 percent and 33.0 percent, respectively. The lower effective tax rate for the three months ended December 31, 2002 compared to the same period last year is due primarily to benefits from a research and development tax credit study completed in the second quarter of 2002. We believe the 30.0 percent effective income tax rate is a sustainable tax rate for our Company as long as the Extraterritorial Income Exclusion, which provides a tax benefit on export sales, is not repealed.

Outlook

For 2003, we continue to anticipate revenues of approximately $2.6 billion with earnings per share between $1.33 and $1.38. Free cash flow generation is projected to be approximately $225 to $275 million for 2003.

Sales in our Commercial Systems business are expected to decline approximately 2% from the prior year and represent 51% of total sales for fiscal year 2003. Our Commercial Systems sales projection assumes new aircraft production at Boeing and Airbus will be approximately 550 in the aggregate. Aftermarket sales in our air transport avionics product line are expected to increase 10 percent due to a modest increase in service and support along with retrofit activity from international and cargo carriers. Despite flat sales for the first quarter of fiscal year 2003, we anticipate the in-flight entertainment product line sales will decline 25% for the year. Sales into the business and regional jet marketplace are expected to increase 10% as higher regional jet build rates, incremental revenues from our recent Airshow acquisition and strength in the business jet aftermarket more than offset the continuing weakness in the business jet OEM market. Commercial Systems operating margins for fiscal year 2003 are projected to be 14% to 15%, which is higher than the operating margin of 10.5% for the first quarter of fiscal year 2003, as higher sales volume in the second half of the year are expected to generate improved margins.

Sales in our Government Systems business are forecasted to increase 13% from the prior year and represent 49% of total sales for fiscal year 2003. We anticipate significant growth in our integrated applications product line this fiscal year as a KC-135 retrofit program is entering low rate initial production in the second quarter of 2003. We also expect continued sales growth throughout the fiscal year for our communication, navigation, displays and integrated application product lines as we begin new development work on the Joint Strike Fighter and the Joint Tactical Radio System programs and continue work on several C-130, F-22, F-18 and helicopter programs. Government Systems operating margins for fiscal year 2003 are projected to be 16% to 17%, which is lower than the operating margin of 18.8% for the first quarter of fiscal year 2003, as we will be performing lower margin development work related to Joint Strike Fighter and the Joint Tactical Radio System programs during the balance of fiscal year 2003.

Financial Condition and Liquidity

Cash Flow Summary

Cash provided by operating activities was $22 million for the three months ended December 31, 2002 compared to $48 million in the same period last year. Free cash flow for the three months ended December 31, 2002 was $15 million compared with $40 million in the same period last year. We define free cash flow, an internal performance measure, as cash provided by operating activities and dispositions of property, reduced by capital expenditures. Cash provided by operating activities and free cash flow were lower in the three months ended December 31, 2002 due to higher receivable collections in the same period last year on record high sales in the quarter ended September 30, 2001.

Cash used for investing activities during the three months ended December 31, 2002 was $9 million compared to $12 million in the same period last year. The decrease is primarily due to reduced capital expenditures of $11 million compared with $13 million for the three months ended December 31, 2002 and 2001, respectively. We expect capital expenditures for the full year to approximate $95 million. Cash payments for acquisitions include a final payment for the Kaiser acquisition in the amount of $1 million, offset by a purchase price adjustment for the Airshow acquisition in the amount of $2 million. Cash investments in equity affiliates for the three months ended December 31, 2002 relates to an additional $3 million investment in Tenzing.

Cash used for financing activities was $24 million for the three months ended December 31, 2002. Commercial paper borrowings outstanding increased by $26 million in the three months ended December 31, 2002. In addition, we declared and paid cash dividends of $0.09 per share, totaling $16 million, in the three months ended December 31, 2002. We expect annual dividends to be $0.36 per share in 2003 and we expect to fund these dividends using cash generated by operations. In December 2001, our Board of Directors approved a program authorizing the purchase of up to $200 million of Rockwell Collins’ common shares. For the three months ended December 31, 2002 we repurchased 1.6 million shares at a cost of $35 million. The Company has now repurchased 6.1 million shares at a cost of $137 million since the $200 million program was initiated in January 2002.  Authority to repurchase an additional $200 million of Rockwell Collins' Common shares was approved by our Board of Directors in February 2003.

Cash generated by operations combined with our borrowing capacity is expected to meet future operating cash flow needs, capital expenditures, dividend payments, acquisitions, and share repurchases for the foreseeable future.

Liquidity

Our primary source of liquidity is through short-term borrowings in the commercial paper market. Our access to that market is facilitated by the strength of our credit ratings and $1 billion of committed credit facilities with several banks (Revolving Credit Facilities). Our current ratings as provided by Moody’s Investors Service, Standard & Poor’s and Fitch, Inc. are A-2 / A / A, respectively, for long-term debt and P-1 / A-1 / F-1, respectively, for short-term debt. Standard & Poor’s and Fitch, Inc. have stable outlooks on our credit rating. Moody’s continues to maintain a negative outlook.

Under our commercial paper program, we may sell up to $1 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. Commercial paper borrowings outstanding were $158 million at December 31, 2002.

Our Revolving Credit Facilities consist of a five-year $500 million portion expiring in May 2006 and a 364-day $500 million portion which expires May 28, 2003. The Revolving Credit Facilities exist primarily to support our commercial paper program, but are available to the Company in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facilities requires that our Company maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. Our debt to total capitalization ratio at December 31, 2002 was 14 percent. At our election, the 364-day portion of the Revolving Credit Facilities can be converted to a one-year term loan. Our credit facilities do not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. There were no borrowings outstanding under our Revolving Credit Facilities as of December 31, 2002.

In addition to our Revolving Credit Facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. Net proceeds of any offering will be used for general corporate purposes, with possible uses including repayment of existing indebtedness, capital expenditures, acquisitions and share repurchases.

If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include elimination of access to the commercial paper market and an increase in the cost of borrowing. In the event that we do not have access to the commercial paper market, alternative sources of funding could include borrowings under the Revolving Credit Facilities, funds available from the issuance of securities under our shelf registration, and potential asset securitization strategies.

Contractual Obligations and Other Commitments

The following table reflects certain of our contractual obligations and other commitments as of December 31, 2002 (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	Thereafter

Non-cancelable operating leases	$51	$17	$26	$8
Research and development arrangement	16	9	7	—
Commercial paper borrowings	158	158	—	—
Total	$225	$184	$33	$8

We lease certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts with terms that meet the accounting definition of operating leases. Our commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on our Statement of Financial Position.

In connection with our 50 percent equity investment in Rockwell Scientific, we have guaranteed the lease obligation of a Rockwell Scientific facility in the amount of $4 million that expires ratably through December 2011. We also have a research and development arrangement with Rockwell Scientific, which requires the Company to purchase a minimum of $9 million of services from Rockwell Scientific in each of fiscal 2003 and 2004. We have no other material outstanding guarantees of debt relating to our customers, suppliers, joint venture affiliates, or any other party.

As of December 31, 2002, we had outstanding letters of credit totaling $121 million issued by banks to support certain contractual obligations to our customers. If we fail to meet these contractual obligations, these letters of credit may become liabilities of the Company.

Environmental

We are subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on our manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against us alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. We are currently involved in the investigation or remediation of seven sites (excluding Kaiser related sites) under these regulations or pursuant to lawsuits asserted by third parties.  As of December 31, 2002, management estimates that the total reasonably possible future cost we could incur from these matters to be approximately $15 million. We have recorded $3 million of environmental reserves for these matters as of December 31, 2002, which represents management’s estimate of the probable future cost for these matters.

In addition, we assumed liabilities for certain environmental matters relating to properties acquired in connection with our purchase of Kaiser. We have rights to indemnification for these matters from the escrow funds set aside at the time of acquisition. We have filed claims against the escrow funds for these matters in the amount of $2 million. In addition, we may be liable for environmental matters related to certain other properties previously owned or leased by Kaiser. Liability for these matters is subordinated to third parties; however, failure of these third parties to satisfy their obligations related to these properties could cause these liabilities to revert to us. We have rights to indemnification for these matters from the escrow funds in the amount of $8 million set aside at the time of acquisition. We believe the amount of these escrow funds are sufficient to address these matters.

To date, compliance with environmental regulations and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. Management believes that expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business or financial condition, but could possibly be material to the results of operations of any one period. We cannot assess the possible effect of compliance with future environmental regulations.

Recently Issued Accounting Standards

In September 2002, the Emerging Issues Task Force issued statement 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by our Company for arrangements under which it will perform multiple revenue-generating activities, such as delivery of hardware and the development of software. EITF 00-21 addresses how revenue should be measured and allocated to the separate deliverables under such arrangements. EITF 00-21 will be effective for arrangements entered into after June 30, 2003.

In January 2003, the Financial Accounting Standards Board issued interpretation No. 46, Consolidations of Variable Interest Entities (FIN 46). FIN 46 defines a variable interest entity as contractual, ownership or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest. FIN 46 requires additional disclosure for all variable interest entities and the consolidation of a variable interest entity if the owner is the primary beneficiary. The consolidation provisions of FIN 46 are effective for periods beginning after June 15, 2003 and while we are evaluating the impacts of this new standard, management does not anticipate that FIN 46 will require the consolidation of any variable interest entities. The disclosure provisions of FIN 46 are effective for any financial statements issued after January 31, 2003 which resulted in additional disclosures related to certain equity and strategic investments.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments, and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events.

Understanding of the critical accounting policies discussed below and risks associated therewith are important in evaluating the financial condition and results of operations of Rockwell Collins. Management believes the following accounting policies used in the preparation of the condensed consolidated financial statements are critical to the portrayal of our financial condition and results of operations as they involve a significant use of management judgment on matters that are inherently uncertain. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management has discussed the identification and development of these critical accounting policies with the Audit Committee of the Board of Directors.

Allowance for Doubtful Accounts

Allowances are established in order to report receivables at net realizable value on our Statement of Financial Position. The determination of these allowances requires management to make estimates and judgments as to the collectibility of customer account balances. These allowances are estimated by reviewing the financial condition and collection experience with our customers, and by considering both current and projected economic and market conditions. Receivables from customers who file bankruptcy are generally 100 percent reserved with the uncollectible portion written off upon resolution from the bankruptcy court. Management currently believes that our commercial customers, especially those in the commercial airline industry, are the primary source of risk for uncollectible receivables. Commercial Systems receivables at December 31, 2002 were $244 million, of which approximately $112 million was associated with commercial airlines.

At December 31, 2002, we have $16 million in allowances for doubtful accounts recorded on a total accounts receivable balance of $513 million. Although management believes this allowance to be adequate, we are not able to predict with certainty the changes in the financial stability of our customers. Any material change in the financial status of any one or group of customers could have a material adverse effect on our results of operations in the period in which additional allowances are required.

Inventory Valuation Reserves

Inventory valuation reserves are recorded in order to report inventories at the lower of cost or market on our Statement of Financial Position. The determination of valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for excess, obsolete, and slow moving inventory are estimated by comparing the inventory levels of individual parts to both future sales forecasts or production requirements and historical usage rates in order to identify inventory that is unlikely to be sold above cost. Other factors that management considers in determining these reserves include overall market conditions and other inventory management initiatives. Management can generally react to reduce the likelihood of severe excess and slow-moving inventory issues by changing purchasing behavior and practices provided there are no abrupt changes in market conditions. Sudden and prolonged changes in market conditions, however, can result in levels of inventories that exceed future production requirements or sales forecasts requiring the need for additional valuation reserves.

Management believes its primary source of risk for excess and obsolete inventory stems from the following:

•                  Our in-flight entertainment product line, which tends to experience quicker technological obsolescence than our other products. In-flight entertainment product line inventory at December 31, 2002 is approximately $140 million.

•                  Life-time buy inventory, which consists of inventory that is typically no longer being produced by our vendors but for which we purchase multiple years of supply in order to meet production and service requirements over the life span of a product. Total life-time buy inventory on hand at December 31, 2002 is approximately $96 million.

At December 31, 2002, we have $105 million of inventory valuation reserves recorded on $835 million of total inventory on hand. Although management believes these reserves are adequate, any abrupt changes in market conditions may require us to record additional inventory valuation reserves which could have a material adverse effect on our results of operations in the period in which these additional reserves are required.

Accounting for Long-Term Contracts

A substantial portion of our sales to government related customers and certain of our sales to commercial customers are made pursuant to long-term contracts requiring development and delivery of products over several years and often contain fixed-price purchase options for additional products. Certain of these contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). Sales and earnings under these contracts are recorded either as products are shipped under the units-of-delivery method (for production effort), or based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort).

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to such items as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. Other variables include purchase options for additional quantities and the recoverability of costs associated with customer change orders for additional or revised product functionality. Sales and costs related to profitable purchase options are included in our estimates only when the options are exercised while sales and costs related to unprofitable purchase options are included in our estimates when exercise is determined to be probable. Change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Sales related to change orders are included in profit estimates only if they can be reliably estimated and collectibility is reasonably assured. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. We combine or segment contracts only when the criteria under SOP 81-1 are met.

Estimates of profit margins for contracts are typically reviewed by management on a quarterly basis. Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly over the term of the contract. Changes in these underlying estimates due to revisions in sales and cost estimates, the combining of contracts, or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for using the cumulative catch-up method. Significant changes in estimate related to accounting for long-term contracts may have a material effect on our results of operations in the period in which the revised estimate is made.

Warranty

Reserves are recorded on our Statement of Financial Position to reflect our contractual liabilities relating to warranty commitments to our customers. We provide warranty coverage of various lengths and terms to our customers depending on standard offerings and negotiated contractual agreements. We record an estimate for warranty expense at the time of sale based on historical warranty return rates and repair costs. We believe our primary source of risk related to warranty obligations relates to our in-flight entertainment products and extended warranty terms across all businesses. At December 31, 2002, we have recorded $140 million of warranty reserves that were determined based upon historical warranty return rates and repair costs. Should future experience differ materially from our historical experience, we may be required to record additional warranty reserves which could have a material adverse effect on our results of operations in the period in which these additional reserves are required.

Retiree Benefits

We provide retirement benefits to most of our employees in the form of defined benefit pension plans (Pension Benefits) and retiree medical and other insurance plans (Other Retirement Benefits). Accounting standards require the cost of providing these benefit programs be measured on an actuarial basis. These accounting standards will generally reduce the volatility of the reported benefit obligations and related benefit expense as actuarial gains and losses resulting from both normal year-to-year changes in valuation assumptions and the differences from actual experience are deferred and amortized. The application of these accounting standards requires management to make numerous assumptions and judgments that can significantly affect these measurements. Critical assumptions made by management in performing these actuarial valuations include the selection of discount rates and expectations on the future rate of return on pension plan assets.

Discount rates are used to determine the present values of our benefit obligations and also affect the amount of benefit expense recorded in any given period. We estimate this discount rate based on the rates of return of high quality, fixed-income investment indexes with maturity dates that reflect the expected time horizon that benefits will be paid. Changes in the discount rate could have a material effect on our reported benefit obligations and related benefit expense. Over the past three years, discount rates have decreased from 8.0 percent to 7.0 percent, which has significantly increased our reported benefit obligations and have contributed to an increase in our benefit expense for both Pension Benefit and Other Retirement Benefits.

The expected rate of return is our estimate of the long-term earnings rate on our pension plan assets. Our current expected long-term rate of return assumption is 9.0 percent and we believe this rate of return is appropriate given our investment mix, the expected time horizon that benefits will be paid, and our historical investment performance. Our actual average return on pension plan assets over the past ten, fifteen and twenty-year periods has approximated this expected rate of return. Over the past three years, our actual rate of return on pension plan assets has been less than our expected rate of return which has contributed to an increase in our benefit expense for Pension Benefits. Should our actual rate of return continue to remain below our expected return rate of 9.0 percent, our benefit expense for Pension Benefits will likely continue to increase.

CAUTIONARY STATEMENT

This quarterly report contain statements, including certain projections and business trends, accompanied by such phrases as “believes”, “estimates”, “expects”, “could”, “likely”, “anticipates”, “will”, “intends”, and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the consequence of past and future terrorist attacks; political turmoil in the Middle East; the timing related to restoring consumer confidence in air travel; the health of the global economy as well as the commercial aerospace industry; domestic and foreign government spending, budgetary and trade policies; economic and political changes in international markets where we compete; demand for and market acceptance of new and existing products; potential cancellation or delay of orders by our customers; customer bankruptcy; labor work stoppages; market performance of our pension assets; medical plan expenses; recruitment and retention of qualified personnel; our ability to successfully execute to our internal performance plans; favorable outcomes of certain customer procurements; changes to government policies and regulations; new aircraft build rates; product reliability and cost of repairs; the cyclical nature of our businesses; factors that result in significant disruption to air travel or reduction to airline profitability; our customers’ willingness to outsource avionics maintenance and service; successful execution of our acquisition, strategic and integration plans; our ability to remain competitive in a highly competitive and rapidly changing marketplace; award of production contracts at the current projected quantities; our ability to handle production rate increases and decreases; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other SEC filings. These forward-looking statements are made only as of the date hereof and the Company disclaims any intention or obligation to update any forward-looking statements.

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

Interest Rate Risk

In addition to using cash provided by normal operating activities, we utilize short-term commercial paper borrowings to finance operations and business acquisitions. At December 31, 2002, commercial paper borrowings outstanding were $158 million compared with $132 million at September 30, 2002. Although the interest rates are fixed through the maturity date, we are exposed to interest rate risk upon maturity of commercial paper borrowings as we will generally refinance all or a portion of this debt by issuing new commercial paper at market interest rates that may be higher or lower at that time. If market interest rates would have averaged 25 percent higher in either 2003 or 2002, the effect on results of operations would not have been material. Due to the short-term nature of commercial paper outstanding, the fair value of these obligations approximated its carrying value at December 31, 2002.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities (by requiring, where possible, export sales to be denominated in United States dollars) and utilizing foreign currency forward exchange contracts to manage our exposure on transactions denominated in currencies other than the applicable functional currency. For the three months ended December 31, 2002, approximately 32 percent of our total sales consisted of sales outside of the United States, with less than 10 percent of total sales denominated in currencies other than the United States dollar. Foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is our policy not to enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to the translation of reported results of our foreign subsidiaries from the local currency to the United States dollars.

At December 31, 2002, we had outstanding foreign currency forward exchange contracts with notional amounts of $142 million compared with $141 million at September 30, 2002, primarily consisting of contracts to exchange the euro and pound sterling. Notional amounts are stated in the U. S. dollar equivalents at spot exchange rates at the respective dates. The use of these contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains and losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of December 31, 2002, the foreign currency forward exchange contracts are recorded at fair value in Other Current Assets in the amount of $4 million and Other Current Liabilities in the amount of $3 million compared with $4 million and $2 million, respectively, at September 30, 2002. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be material to our financial condition, results of operations, or cash flows.

Item 4.    Controls and Procedures

(a)          Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form

10-Q, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in SEC rules) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in SEC rules and forms.

(b)         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses noted in our most recent evaluation and therefore there were no corrective actions taken with respect thereto.

PART II.        OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10-o-2	Amended schedule identifying executives of the Company who are party to a Change of Control Agreement in the form set forth as Exhibit 10.7.1 to the Form 10.

12	Computation of Ratio of Earnings to Fixed Charges for the three months ended December 31, 2002.

99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the three months ended December 31, 2002:

Form 8-K dated October 31, 2002 announcing fourth quarter and fiscal year end results and the outlook for fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	February 12, 2003	By	/s/ P. E. Allen

P. E. Allen

Vice President Finance and Treasurer

(Principal Accounting Officer)

Date:	February 12, 2003	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary

CERTIFICATION

I, Clayton M. Jones, Chairman, President and Chief Executive Officer of Rockwell Collins, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Rockwell Collins, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 12, 2003	/s/ Clayton M. Jones
Clayton M. Jones
Chairman, President and
Chief Executive Officer

CERTIFICATION

I, Lawrence A. Erickson, Senior Vice President and Chief Financial Officer of Rockwell Collins, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Rockwell Collins, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 12, 2003	/s/ Lawrence A. Erickson
Lawrence A. Erickson
Senior Vice President and
Chief Financial Officer