Form 10-Q
period 2003-03-31
ROCKWELL COLLINS INC
filed 2003-05-13
CIK 1137411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003. Commission file number 1-16445.

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No   ☐

178,045,485 shares of registrant’s Common Stock, par value $.01 per share, were outstanding on April 30, 2003.

ROCKWELL COLLINS, INC.

PART I.     FINANCIAL INFORMATION

Item 1.             Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Unaudited)

(in millions, except per share amounts)

	March 31, 2003	September 30, 2002
ASSETS
Current Assets:

Cash

$

41

$

49

Receivables

462

524

Inventories	680	653
Current deferred income taxes	197	191
Other current assets	31	21

Total current assets	1,411	1,438

Property	398	411
Intangible Assets	119	124
Goodwill	330	332
Other Assets	245	255

TOTAL ASSETS	$2,503	$2,560

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Short-term debt	$136	$132
Accounts payable

	172	204

Compensation and benefits	202	219
Income taxes payable	11	20
Product warranty costs

	138	141

Other current liabilities	320	327

Total current liabilities	979	1,043

Retirement Benefits	496	495
Other Liabilities	32	35

Shareowners’ Equity:

Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)

2

2

Additional paid-in capital

1,210

1,208

Retained earnings

159

91

Accumulated other comprehensive loss	(251)	(252)
Common stock in treasury, at cost (shares held: March 31, 2003, 5.9; September 30, 2002, 2.8)	(124)	(62)
Total shareowners’ equity	996	987

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,503	$2,560

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002

Sales
Product sales	$551	$548	$1,052	$1,054
Service sales	67	60	127	117

Total sales	618	608	1,179	1,171

Costs, expenses and other:
Product cost of sales	402	410	776	788
Service cost of sales	52	48	94	90
Selling, general, and administrative expenses	86	72	163	141
Interest expense	1	1	2	3
Other income	(7)	(4)	(10)	(4)

Total costs, expenses and other	534	527	1,025	1,018

Income before income taxes	84	81	154	153

Income tax provision	25	23	46	47

Net income	$59	$58	$108	$106

Earnings per share:
Basic	$0.33	$0.31	$0.60	$0.58
Diluted	$0.33	$0.31	$0.60	$0.57

Weighted average common shares:
Basic	179.0	183.3	179.6	183.5
Diluted	179.6	184.4	180.3	184.1

Cash dividends per share	$0.09	$0.09	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended March 31
	2003	2002
Operating Activities:
Net income	$108	$106
Adjustments to arrive at cash provided by operating activities:
Depreciation	44	46
Amortization of intangible assets	6	3
Pension plan contributions	(3)	(42)
Deferred income taxes	8	12
Tax benefit from the exercise of stock options	2	1

Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency adjustments:

Receivables

64

117

Inventories	(25)	(7)
Accounts payable	(33)	(73)
Income taxes payable	(9)	11

Compensation and benefits

(6

)

(35

)

Other assets and liabilities	(28)	(39)
Cash Provided by Operating Activities	128	100

Investing Activities:
Capital expenditures	(27)	(26)
Acquisition of businesses, net of cash acquired	2	(30)
Investment in equity affiliates	(5)	—
Proceeds from the disposition of a business	—	15
Proceeds from the disposition of property	4	6

Cash Used for Investing Activities

(26

)

(35

)

Financing Activities:

Net increase (decrease) in short-term borrowings

4

(24

)

Purchases of treasury stock	(91)	(25)
Cash dividends	(32)	(33)
Proceeds from the exercise of stock options	10	6

Cash Used for Financing Activities

(109

)

(76

)

Effect of exchange rate changes on cash	(1)	—

Net Change in Cash	(8)	(11)
Cash at Beginning of Period	49	60
Cash at End of Period	$41	$49

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

On February 11, 2003, the Board of Directors of the Company declared a quarterly dividend of nine cents per share on its common stock, paid on March 17, 2003 to shareowners of record on February 24, 2003. On April 7, 2003, the Board of Directors of the Company declared a quarterly dividend of nine cents per share on its common stock, payable on June 2, 2003 to shareowners of record on May 12, 2003.

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

On October 1, 2002, Rockwell Collins adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 also broadens the definition of what constitutes a discontinued operation and changes how the results of a discontinued operation are to be measured and presented. Specifically, the accrual of future operating losses of discontinued businesses is no longer permitted under SFAS 144. The adoption of SFAS 144 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

On October 1, 2002, Rockwell Collins adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure; an amendment to FASB Statement No. 123 (SFAS 148). SFAS 148 requires more prominent and frequent disclosures of the pro forma effects on net income of stock-based compensation in interim financial statements. The Company continues to account for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and generally does not record compensation expense relating to stock-based compensation. The adoption of SFAS 148 did not impact the Company’s results of operations, financial position or cash flows, but did require additional disclosures regarding stock-based compensation (see Note 14).

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 expands the disclosure requirements related to certain guarantees, including product warranties, and requires the Company to recognize a liability for the fair value of all guarantees issued or modified after December 31, 2002. FIN 45 did not impact the Company’s results of operations, financial position or cash flows, but did require additional disclosures for certain guarantees, primarily warranty obligations (see Note 11).

3.                                      Recently Issued Accounting Standards

In November 2002, the Emerging Issues Task Force issued a consensus on issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of accounting for goods and/or services that are to be delivered separately under a single sales arrangement. Specifically, EITF 00-21 addresses how revenue should be measured and allocated to the separate deliverables under such arrangements, but does not affect the criteria necessary for revenue recognition of those deliverables. EITF 00-21 will be effective for arrangements entered into after June 30, 2003.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 defines a variable interest entity as (a) a contractual, ownership or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46 requires additional disclosure for all variable interest entities and the consolidation of a variable interest entity by the primary beneficiary. The consolidation provisions of FIN 46 are effective for periods beginning after June 15, 2003 for all variable interest entities created before February 1, 2003 and immediately for all variable interest entities created after January 31, 2003. The adoption of FIN 46 will not require the consolidation of any existing variable interest entities. The disclosure provisions of FIN 46 are effective for any financial statements issued after January 31, 2003, which resulted in additional disclosures related to the Company’s investment in Tenzing Communications (see Note 9).

4.                                      Acquisitions and Divestitures

In August 2002, Rockwell Collins acquired Airshow, Inc. (Airshow), a provider of integrated cabin electronics system solutions for business aircraft, including cabin environment controls, passenger information and entertainment, and business support systems. The acquisition of Airshow expands the Company’s capabilities for providing airborne electronics solutions to business aviation and commercial aircraft, and will increase the Company’s ability to provide integrated solutions that bridge flight deck and cabin electronics. In November 2002, the Company finalized the purchase price for Airshow, which resulted in a $2 million reduction in the purchase price. The adjusted purchase price was $160 million, of which $106 million was allocated to goodwill, $50 million was allocated to intangibles with finite lives, and $4 million was allocated to other acquired assets and liabilities. The weighted average useful life of intangible assets with finite lives is 9 years. The Company is currently evaluating its product line, workforce, and facility integration plans for this acquisition. Integration plans resulting from these evaluations may result in adjustments to the purchase price allocation during 2003. Goodwill resulting from the acquisition is deductible for tax purposes and is included within the Commercial Systems segment.

5.                                      Receivables

Receivables are summarized as follows (in millions):

	March 31, 2003	September 30, 2002

Billed	$373	$445
Unbilled	199	159
Less progress payments	(92)	(64)
Total	480	540
Less allowance for doubtful accounts	(18)	(16)
Receivables	$462	$524

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that are billed to customers in accordance with applicable contract terms.

6.                                      Inventories

Inventories are summarized as follows (in millions):

	March 31, 2003	September 30, 2002

Finished goods	$170	$166
Work in process	244	236
Raw materials, parts, and supplies	321	310
Total	735	712
Less progress payments	(55)	(59)
Inventories	$680	$653

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to life-time buy inventory, which is inventory that is typically no longer being produced by the Company’s vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product. Life-time buy inventory was $102 million and $86 million at March 31, 2003 and September 30, 2002, respectively.

7.                                      Property

Property is summarized as follows (in millions):

	March 31, 2003	September 30, 2002

Land	$25	$26
Buildings and improvements	216	214
Machinery and equipment	532	531
Information systems software and hardware	241	241
Construction in progress	32	24
Total	1,046	1,036
Less accumulated depreciation	(648)	(625)
Property	$398	$411

8.                                      Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended March 31, 2003 are summarized as follows (in millions):

	Commercial Systems	Government Systems	Total

Balance at September 30, 2002	$189	$143	$332
Airshow purchase price adjustment	(2)	—	(2)
Balance at March 31, 2003	$187	$143	$330

The provisions of SFAS No. 142, Goodwill and Other Intangible Assets, requires the Company to perform an annual impairment test of goodwill at the same date each fiscal year, or any time there is an indication of impairment. The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of 2003 by using outside valuation experts and accepted valuation techniques. This test yielded no impairment.

Intangible assets are summarized as follows (in millions):

	March 31, 2003			September 30, 2002
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$108	$18	$90	$107	$13	$94
Trademarks and tradenames	9	1	8	9	—	9
Intangible assets with indefinite lives:
Trademarks and tradenames	18	1	17	18	1	17
Intangible asset related to minimum pension liability	4	—	4	4	—	4
Intangible assets	$139	$20	$119	$138	$14	$124

Intangible amortization expense for the three and six months ended March 31, 2003 was $3 million and $6 million, respectively, compared to $2 million and $3 million for the three and six months ended March 31, 2002, respectively. Annual estimated amortization expense for 2003 and 2004 is $12 million per year and $11 million per year for 2005, 2006, and 2007.

9.                                      Other Assets

Other assets are summarized as follows (in millions):

	March 31, 2003	September 30, 2002

Long-term deferred income taxes	$89	$103
Investments in equity affiliates	70	62
Exchange and rental assets, net of accumulated depreciation of $59 million at March 31, 2003 and $52 million at September 30, 2002	59	61
Prepaid pension cost	7	7
Other	20	22
Other assets	$245	$255

Investments in Equity Affiliates

Investments in equity affiliates consist of investments in three joint ventures, each of which is 50 percent owned by Rockwell Collins and is accounted for under the equity method. These investments consist of Rockwell Scientific, LLC, Vision Systems International, LLC (VSI), and BAE Systems/Rockwell Collins Data Link Solutions (Data Link Solutions). In addition, the Company has a 16 percent ownership investment in Tenzing Communications (Tenzing), which is accounted for under the equity method. In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. Sales to equity affiliates were $24 million and $42 million for the three and six months ended March 31, 2003, respectively, compared to $13 million and $26 million for the three and six months ended March 31, 2002, respectively.

Tenzing is a developer of next-generation passenger connectivity solutions for commercial aircraft, and is considered a variable interest entity under recently issued FIN 46. The Company has determined that consolidation of Tenzing is not required because the Company is not the primary beneficiary of the Tenzing entity. The Company’s relationship with Tenzing was initiated in July 2002 with a $5 million investment, representing a 9 percent ownership interest. During 2003, the Company’s ownership interest in Tenzing increased to 17 percent as a result of an additional investment of $5 million made during 2003, but has been subsequently reduced to 16 percent as a result of additional investments by other third parties. The Company’s maximum exposure to loss is limited to the carrying value of the Company’s investment in Tenzing of $9 million as of March 31, 2003.

10.                               Debt

Commercial paper borrowings outstanding were $136 million at March 31, 2003 and $132 million at September 30, 2002. The weighted average interest rate and maturity period of the commercial paper outstanding at March 31, 2003 was 1.3 percent and 33 days, respectively, compared with 1.8 percent and 16 days at September 30, 2002, respectively.

As of March 31, 2003, the Company had outstanding letters of credit totaling $132 million issued by banks to support certain contractual obligations to customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company.

Interest paid for the six months ended March 31, 2003 and 2002 was $1 million and $4 million, respectively.

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

Changes in the carrying amount of accrued product warranty costs for the six months ended March 31, 2003 are summarized as follows (in millions):

Balance at September 30, 2002	$141
Warranty costs incurred	(32)
Product warranty accrual	24
Pre-existing warranty adjustments	5
Balance at March 31, 2003	$138

12.                               Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	March 31, 2003	September 30, 2002

Advance payments from customers	$87	$86
Customer incentives	82	92
Contract reserves	79	75
Other	72	74
Other current liabilities	$320	$327

13.                               Retirement Benefits

Pension Benefits

The components of net periodic pension expense are as follows for the three and six months ended March 31, 2003 and 2002 (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002

Service cost	$10	$10	$19	$19
Interest cost	35	33	70	66
Expected return on plan assets	(42)	(42)	(83)	(84)
Amortization:
Prior service cost	—	—	—	1
Net actuarial loss	2	1	4	1
Net periodic benefit expense	$5	$2	$10	$3

Other Retirement Benefits

The components of net periodic other retirement benefit expense, which consists primarily of retiree medical expense, are as follows for the three and six months ended March 31, 2003 and 2002 (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002

Service cost	$1	$1	$2	$2
Interest cost	6	6	13	12
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization:
Prior service cost	(7)	(4)	(15)	(9)
Net actuarial loss	5	2	10	5
Net periodic benefit expense	$4	$4	$9	$9

The Company also recognized a curtailment gain of $5 million and $12 million during the three and six months ended March 31, 2002, respectively, in connection with workforce reductions resulting from the Company’s 2001 comprehensive restructuring plan.

14.                               Stock-Based Compensation

SFAS 123 Pro Forma Disclosures

The Company accounts for stock-based compensation using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on net income and earnings per share if the Company had accounted for its stock-based compensation plans using the fair value method provided by SFAS No. 123, Accounting for Stock-Based Compensation (in millions, except per share amounts):

	Three Months Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002

Net income, as reported	$59	$58	$108	$106
Stock-based compensation expense determined under the fair value based method, net of tax	(4)	(4)	(8)	(10)
Pro forma net income	$55	$54	$100	$96

Earnings per share:
Basic – as reported	$0.33	$0.31	$0.60	$0.58
Basic – pro forma	$0.31	$0.29	$0.56	$0.52

Diluted – as reported	$0.33	$0.31	$0.60	$0.57
Diluted – pro forma	$0.31	$0.29	$0.55	$0.52

Employee Stock Purchase Plan

In December 2002, approximately 0.6 million shares were issued to employees under the Company’s Employee Stock Purchase Plan (ESPP) for aggregate consideration of $11 million. This transaction was treated as a non-cash transaction and is not reflected in the Statement of Cash Flows. The Company is authorized to issue 9.0 million shares under the ESPP, of which 7.7 million shares are available for future grant at March 31, 2003.

15.                               Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002

Net income	$59	$58	$108	$106
Unrealized currency translation adjustment	(1)	(1)	1	(2)
Comprehensive income	$58	$57	$109	$104

16.                               Income Taxes

At the end of each interim reporting period the Company makes an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. During the six months ended March 31, 2003 and 2002, the effective income tax rate was 30 percent and 31 percent, respectively. During the three and six months ended March 31, 2003, the Company paid income taxes of $21 million and $42 million, respectively, compared with $3 million and $22 million for the three and six months ended March 31, 2002, respectively.

17.                               2001 Restructuring Plan

In September 2001, the Company announced a comprehensive restructuring plan to reduce its workforce and streamline certain operations. These actions were undertaken in response to the sharp and sudden decline in anticipated sales volumes in the commercial air transport market following the events of September 11, 2001. As a result of this plan, the Company recorded charges of $34 million in the fourth quarter of 2001, which were comprised of $28 million of employee separation costs, $4 million of facility exit costs, and $2 million of asset write-downs. In the second quarter of 2002, the Company determined that the cost of these restructuring actions would be lower than originally planned and recorded a $4 million favorable adjustment as a result of lower than expected severance costs. The restructuring plan was completed during 2002. The Company paid the remaining $5 million of employee related separation costs and $1 million of facility exit costs during the six months ended March 31, 2003. The remaining facility lease payments will continue through the term of the lease periods.

The changes in the restructuring reserves during the six months ended March 31, 2003 are as follows (in millions):

	Reserve at September 30, 2002	Cash Payments	Reserve at March 31, 2003

Employee separation costs	$5	$(5)	$—
Facility exit costs	2	(1)	1
Restructuring reserves	$7	$(6)	$1

18.                               Contingent Liabilities

On January 15, 1997, a civil action was filed against the Company in the United States District Court for the District of Arizona in Tucson, Universal Avionics Systems Corp. v. Rockwell International Corp. and Rockwell Collins, Inc., in which Universal, a manufacturer and marketer of aviation electronics, including Flight Management Systems (FMS), asserted four claims against the Company arising out of its participation in the FMS business: (1) attempted monopolization under Section 2 of the Sherman Act; (2) anticompetitive conduct (exclusive dealing and tying) under Section 1 of the Sherman Act and Section 3 of the Clayton Act; (3) tortuous interference with business relationships and prospective economic business advantage under the common law of Arizona; and (4) unfair competition under the common law of Arizona. Universal seeks damages of approximately $35 million before trebling for the alleged antitrust violations; actual damages of an unspecified amount for the alleged common law violations; punitive damages; attorneys’ fees and injunctive relief. The Company and the Company’s former parent, Rockwell Automation, Inc. (Rockwell), have denied the allegations and have asserted counterclaims against Universal for defamation and unfair competition. On July 17, 2001, the District Court granted defendants’ motion for partial summary judgment for failure to allege a relevant market entitling plaintiff to relief, certified that ruling for appeal, dismissed as moot other motions for summary judgment filed by defendants challenging plaintiff’s attempted monopolization, exclusive dealing and tying, and stayed further proceedings, including rulings on motions for summary judgment filed by defendants as to plaintiff’s other claims, pending appeal. On December 6, 2002, the Ninth Circuit Court of Appeals affirmed the District Court’s grant of the motion by the Company and Rockwell for partial summary judgment. Recently, the District Court stayed all activity in this case while the parties worked to reach a settlement. In April 2003, the parties reached a settlement of the action which includes no material effect on the Company other than the agreed upon dismissal of all claims filed by and against the Company in this action.

On April 3, 2000, a civil action was filed against the Company in the Court of Common Pleas of Pennsylvania for Allegheny County, Westinghouse Air Brake Technologies Corp. v. Rockwell Collins, Inc., asserting various claims arising out of the plaintiff’s purchase of the Company’s former Railroad Electronics business on October 5, 1998 pursuant to a sale agreement. Specifically, the plaintiff alleged that it was entitled under provisions of the sale agreement to a post-closing adjustment of approximately $7 million in the purchase price, and that it was entitled to unspecified damages for alleged misrepresentations, breaches of warranty, mistake of fact, and failure by the Company to turn over certain assets and to provide certain post-closing support. On December 13, 2000, the trial court ordered that the claim for a post-closing adjustment in the purchase price be submitted to mandatory arbitration pursuant to the provisions of the sale agreement, but declined to stay court proceedings on the other issues during pendency of the arbitration proceeding. On June 18, 2002 the arbitrator issued a ruling in the Company’s favor and denying in its entirety the plaintiff’s claims for a post-closing adjustment to the purchase price. With respect to the litigation, the parties are engaged in discovery. The case is scheduled to go to trial October 20, 2003.

On June 18, 2001, Thales Avionics In-Flight Systems, Inc. (“Thales”) sued Calvin Fang (“Fang”), who was then a Company employee, for conversion, breach of contract, misappropriation of trade secrets, interference with prospective economic advantage, fraud and conspiracy (the “Lawsuit”) in Orange County Superior Court, Orange County, California. In the Lawsuit, Thales alleges that in 2001, Fang left his employment with the Company, obtained employment at Thales, misappropriated certain of Thales’ alleged trade secrets, left his employment at Thales, returned to the Company and disclosed the alleged trade secrets to other of the Company’s employees. The Company terminated Fang’s employment in August 2001. Thales has since filed two Amended Complaints (“Amended Complaints”) against Fang and named as additional defendants Rockwell Collins and eight of the Company’s employees (the “Individual Defendants”). The Amended Complaints contain seven causes of action against the Company and/or the Individual Defendants: misappropriation of trade secrets, fraud, unfair competition, conspiracy, conversion, interference with prospective economic advantage, and violation of the Computer Fraud and Abuse Act, a federal statute. In the Lawsuit, Thales has asked the court to: (a) order the Company and the Individual Defendants to return Thales’ trade secrets allegedly misappropriated by Fang; (b) enjoin the Company and the Individual Defendants from using, retaining, and disseminating the allegedly misappropriated trade secrets, (c) assess damages in the amount equal to the alleged unjust enrichment, (d) assess restitutionary damages, (e) order the Company to pay reasonable royalties if no unjust enrichment and restitution amounts are provable, (f) assess exemplary and punitive damages in an amount according to proof, and (g) order the Company and the Individual Defendants to pay Thales’ attorneys’ fees and costs. On September 25, 2002, the case was removed by the Company and the Individual Defendants to the U.S. District Court for the Central District of California, Southern Division. On October 2, 2002, the Company filed an answer and affirmative defenses to the Amended Complaints in which the Company denied the allegations set forth therein and asserted various defenses. The Company also asserted a counterclaim against Thales alleging that Thales’ in-flight entertainment systems infringe a Rockwell Collins patent. The Company’s patent counterclaim seeks an injunction against infringing activity by Thales as well as monetary damages. Thales has answered the Company’s patent infringement counterclaim by denying any infringement and asserting various patent invalidity and unenforceability defenses. Thales also asserted additional claims for a declaratory judgment of invalidity and enforceability of the Company’s patent. Currently, the parties are engaged in discovery. The case is scheduled to go to trial on January 20, 2004. Thales and the Company are engaged in discussions regarding settlement of the case.

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. The Company is currently involved in the investigation or remediation of seven sites under these regulations or pursuant to lawsuits asserted by third parties, excluding those sites related to the Company’s acquisition of Kaiser Aerospace & Electronics Corporation (Kaiser). As of March 31, 2003, management estimates that the total reasonably possible future costs the Company could incur from these matters to be approximately $15 million. The Company has recorded environmental reserves for these matters of $3 million as of March 31, 2003, which represents management’s estimate of the probable future cost for these matters.

In addition, Rockwell Collins assumed liabilities for certain environmental matters relating to properties purchased in connection with the acquisition of Kaiser. Rockwell Collins has rights to indemnification for these matters from the escrow funds set aside at the time of acquisition. Rockwell Collins has tentatively resolved claims that it previously filed against the escrow funds for some of these matters and expects to receive reimbursement of all remediation and other costs previously incurred by the Company (totaling approximately $258,000). Moreover, Rockwell Collins may be liable for environmental matters related to certain other properties previously owned or leased by Kaiser. Liability for these matters is subordinated to third parties; however, failure of these third parties to satisfy their obligations related to these properties could cause these liabilities to revert to Rockwell Collins. Rockwell Collins has rights to indemnification for these other matters from the remaining escrow funds in the amount of $4.5 million set aside at the time of acquisition. Management believes the amounts of these escrow funds are sufficient to address the Company’s potential liability for these matters.

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

19.                               Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002
Sales:
Commercial Systems	$322	$352	$627	$678
Government Systems	296	256	552	493
Total sales	$618	$608	$1,179	$1,171
Segment operating earnings:
Commercial Systems	$39	$42	$71	$86
Government Systems	55	43	103	82
Total segment operating earnings	94	85	174	168
Interest expense	(1)	(1)	(2)	(3)
Earnings from corporate-level equity affiliates	1	1	2	—
Restructuring adjustment	—	4	—	4
General corporate, net	(10)	(8)	(20)	(16)
Income before income taxes	84	81	154	153
Income tax provision	(25)	(23)	(46)	(47)
Net income	$59	$58	$108	$106

The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings before: income taxes; unallocated general corporate expenses; interest expense; gains and losses from the disposition of businesses; earnings and losses from corporate-level equity affiliates; special charges related to comprehensive restructuring actions; and other special items as identified by management from time to time.

Sales by product category are summarized as follows (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002

Commercial avionics and other	$249	$270	$482	$523
In-flight entertainment	73	82	145	155
Defense electronics	296	256	552	493
Total sales	$618	$608	$1,179	$1,171

20.                               Subsequent Event

In connection with the spin-off from Rockwell International, the Company received a life insurance reserve fund holding $38 million set aside to exclusively pay life insurance benefits for certain retirees. This reserve fund is substantially over funded, but withdrawals from the fund had been subject to a 100 percent excise tax. The Internal Revenue Service has issued a favorable tax ruling which enables the Company to use these funds to pay for other employee benefits, including active and retiree medical costs, without incurring the excise tax. As a result of the ruling, the Company expects to record in the third quarter of 2003 a pre-tax gain of approximately $20 million ($12 million after-tax, or 7 cents per share). The gain results from the overfunded position of the reserve fund and the elimination of the potential excise tax.

The favorable resolution of this matter will also result in $38 million of incremental cash from operations, due to the ability to use the amounts released from the fund to pay for active and retiree healthcare costs which would otherwise have been paid for by the Company.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and six months ended March 31, 2003 and 2002 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

We operate on a fiscal year basis with the fiscal year ending on September 30. All date references contained herein relate to our fiscal year unless otherwise stated.

Three Months Ended March 31, 2003 and 2002

Sales increased to $618 million for the three months ended March 31, 2003 compared with sales of $608 million for the three months ended March 31, 2002. Sales growth of $40 million across multiple product lines within our defense electronics markets and $16 million of sales from our Airshow acquisition were partially offset by sales declines in commercial avionics and in-flight entertainment products. Net income increased to $59 million for the three months ended March 31, 2003 compared to $58 million for the same period last year. Increased operating earnings of Government Systems resulting from higher sales and increased operating margins more than offset lower operating earnings of Commercial Systems associated with the sales decline. In addition, the same period last year included a favorable $4 million restructuring adjustment and a lower effective income tax rate in the prior year. Our tax rate for the three months ended March 31, 2002 was 28 percent compared to 30 percent for the three months ended March 31, 2003. The 28 percent tax rate last year represented an adjustment to lower the 33 percent tax rate recorded in the first quarter of last year to an annual effective tax rate of 31 percent. Diluted earnings per share for the three months ended March 31, 2003 was 33 cents compared to 31 cents for the three months ended March 31, 2002. This increase was due to higher net income and lower average diluted shares resulting primarily from our share repurchase program.

Commercial Systems sales of $322 million for the three months ended March 31, 2003 declined $30 million, or 9 percent, compared to sales of $352 million for the same period last year. The Airshow acquisition contributed $16 million of sales for the three months ended March 31, 2003, but this sales increase was more than offset by lower commercial avionics and in-flight entertainment sales which declined 14 and 11 percent, respectively, from last year. The decline in commercial avionics and in-flight entertainment sales resulted primarily from lower aircraft build rates in the air transport and business jet marketplace. Commercial Systems operating earnings of $39 million for the three months ended March 31, 2003 declined $3 million, or 7 percent, from operating earnings of $42 million last year. Commercial Systems operating earnings as a percent of sales increased to 12.1 percent for the three months ended March 31, 2003 compared to 11.9 percent in the same period last year, despite the decline in higher margin commercial avionics sales in 2003 and absence of a retiree medical curtailment gain that benefited the same period last year. This was achieved primarily through operating cost reductions resulting from restructuring actions completed in 2002, partially offset by higher in-flight entertainment warranty expense.

Government Systems sales of $296 million for the three months ended March 31, 2003 increased $40 million, or 16 percent, compared to sales of $256 million last year. Continued strength in the integrated applications product line for the KC-135 and C-130 aircraft and several helicopter programs accounted for most of the sales increase. In addition, the Joint Tactical Radio System (JTRS) and the Joint Strike Fighter (JSF) development programs contributed to the sales increase. Government Systems operating earnings for the three months ended March 31, 2003 increased 28 percent to $55 million, compared to operating earnings of $43 million last year. Operating earnings as a percent of sales increased to 18.6 percent for the three months ended March 31, 2003 compared to 16.8 percent last year. The increase in operating earnings as a percent of sales resulted primarily from a shift from company-funded to customer–funded research and development on new programs, primarily JTRS and JSF.

Six Months Ended March 31, 2003 and 2002

Sales increased to $1,179 million for the six months ended March 31, 2003 compared with sales of $1,171 million for the six months ended March 31, 2002. The increased sales result from sales growth of $59 million in our defense electronics product lines coupled with $30 million of additional sales from the Airshow acquisition, offset by a decline in other commercial avionics and in-flight entertainment sales of $81 million. Net income increased to $108 million for the six months ended March 31, 2003 compared to $106 million last year. Strong Government Systems operating earnings resulting from higher defense electronics sales and improved operating margins, higher other income resulting primarily from increased royalty income, and a lower effective tax rate contributed to the increase in net income. This was partially offset by lower Commercial Systems operating earnings as a result of lower sales as well as the absence of a favorable $4 million restructuring adjustment that benefited the same period last year. Diluted earnings per share for the six months ended March 31, 2003 was 60 cents compared to 57 cents for the six months ended March 31, 2002. This increase was due to higher net income and lower average diluted shares resulting primarily from our share repurchase program.

Commercial Systems sales of $627 million for the six months ended March 31, 2003 declined $51 million, or 8 percent, compared to sales of $678 million for the same period last year. The Airshow acquisition contributed $30 million of sales for the six months ended March 31, 2003, but was more than offset by a sales decline of $71 million in our commercial avionics products as well as a $10 million decline of in-flight entertainment sales. This decline resulted primarily from lower aircraft build rates in the air transport and business jet markets. Commercial Systems operating earnings of $71 million for the six months ended March 31, 2003 declined $15 million, or 17 percent, from operating earnings of $86 million last year. Commercial Systems operating earnings as a percent of sales decreased to 11.3 percent for the six months ended March 31, 2003 compared to 12.7 percent for the first six months last year. The decrease in operating earnings as a percent of sales is primarily the result of a decline in higher margin avionics sales, higher in-flight entertainment warranty costs and the absence of a retiree medical curtailment gain that benefited the prior year, partially offset by current year operating cost reductions resulting from restructuring actions completed in 2002.

Government Systems sales of $552 million for the six months ended March 31, 2003 increased $59 million, or 12 percent, compared to sales of $493 million last year. Continued strength in the integrated applications product line for the KC-135 and C-130 aircraft and several helicopter programs accounted for the majority of the sales increase. In addition, the United Kingdom Bowman communications program coupled with the JTRS and the JSF development programs contributed to the increase in sales. Government Systems operating earnings for the six months ended March 31, 2003 increased $21 million to $103 million, compared to operating earnings of $82 million last year. Operating earnings as a percent of sales increased to 18.7 percent for the six months ended March 31, 2003 compared to 16.6 percent last year. The increase in operating earnings as a percent of sales resulted from lower bid and proposal expense and a shift from company-funded to customer-funded research and development on new programs, primarily JTRS and JSF.

Restructuring

In September 2001, we announced a comprehensive restructuring plan to reduce our workforce and streamline certain operations. These actions were undertaken in response to the sharp and sudden decline in anticipated sales volumes in the commercial air transport market following the events of September 11, 2001. As a result of this plan, we recorded charges of $34 million in the fourth quarter of 2001, which were comprised of $28 million of employee separation costs, $4 million of facility exit costs, and $2 million of asset write-downs. In the second quarter of 2002, we determined that the cost of these restructuring actions would be lower than originally planned and recorded a $4 million favorable adjustment as a result of lower than expected severance costs. The restructuring plan was completed during 2002, and we paid the remaining $5 million of employee related separation costs and $1 million of facility exit costs during the six months ended March 31, 2003. There is approximately $1 million of remaining facility lease payments on facilities no longer used in operations that will continue through the term of the lease periods.

Retirement Benefits

Net periodic benefit expense for pension benefits and other retirement benefits are as follows (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002

Pension benefits	$5	$2	$10	$3
Other retirement benefits	4	4	9	9
Curtailment gain	—	(5)	—	(12)
Net periodic benefit expense	$9	$1	$19	$—

Pension Benefits

Pension expense for the three months ended March 31, 2003 and 2002 was $5 million and $2 million, respectively, and $10 million and $3 million for the six months ended March 31, 2003 and 2002, respectively. This increase was primarily due to the decline in the funded status of our pension plans caused by declines in the fair value of pension assets and falling discount rates over the past two years. Pension expense for the full year 2003 is expected to be approximately $20 million. Unless investment performance improves or discount rates rise, we will likely experience increased pension expense and non-discretionary pension plan contributions in years beyond 2003. In addition, further declines in the funded status of our pension plans, should it occur, will result in further reductions to our shareowners’ equity.

Other Retirement Benefits

Other retirement benefits expense, which consists primarily of retiree medical benefits, was $4 million for both the three months ended March 31, 2003 and 2002, and $9 million for both the six months ended March 31, 2003 and 2002. Likewise, we expect other retirement benefits expense for the full year 2003 to remain unchanged from 2002 at $19 million as a direct result of an amendment to our retiree medical plan in 2002 that, among other plan design changes, established a fixed company contribution toward per capita health care costs for retirees.

In addition to recurring other retirement benefits expense, we recorded a curtailment gain of $14 million for the year ended September 30, 2002 of which $5 million and $12 million was recorded during the three and six months ending March 31, 2002, respectively. The curtailment gain consisted of the accelerated recognition of a deferred gain related to previous retiree medical plan amendments resulting from workforce reductions associated with our 2001 comprehensive restructuring plan.

Income Taxes

At the end of each interim reporting period it is our practice to make an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The effective income tax rates for the six months ended March 31, 2003 and 2002 were 30.0 percent and 31.0 percent, respectively. The lower effective tax rate for the six months ended March 31, 2003 compared to the same period last year was due primarily to the full year benefit of a research and development tax credit study completed in the second quarter of 2002. We believe the 30.0 percent effective income tax rate is a sustainable tax rate for our company as long as the Extraterritorial Income Exclusion (ETI), which provides a tax benefit on export sales, is not repealed or is replaced by an equivalent tax benefit. If the ETI is repealed and not replaced by legislation which provides similar tax benefits, we would expect an increase in our effective income tax rate to approximately 33 percent.

Outlook

For the full year 2003, we anticipate revenues of approximately $2.55 billion with earnings per share between $1.33 and $1.38. As a result of the continued strength and performance in our Government Systems business, we are maintaining our earnings per share guidance despite a decline in anticipated revenues of approximately $50 million in the Commercial Systems business. The gain of approximately $20 million ($12 million after-tax, or 7 cents per share) from our life insurance reserve fund disclosed in Note 20 of our Unaudited Condensed Consolidated Financial Statements is incremental to our guidance. Cash flow from operating activities is projected to be approximately $315 million to $365 million. The $38 million in incremental cash flow related to the life insurance reserve fund is expected to be offset by a tax-deductible pension contribution of a similar amount.

Sales in our Commercial Systems business are expected to decline approximately 7 percent from the prior year and represent 50 percent of total sales for fiscal year 2003. Our Commercial Systems sales projection assumes new aircraft production at Boeing and Airbus will be approximately 550 in the aggregate. Aftermarket sales in our air transport avionics product line are expected to decrease 5 percent from the prior year due to continued customer financial constraints and the decline in air traffic as a result of the SARS virus and the war in Iraq. Based on our six month results, we currently anticipate the in-flight entertainment product line sales will decline 15 percent from the prior year. Sales into the business and regional jet marketplace are expected to be flat for this year in comparison to prior year due an expected 30 percent decline in business jet OEM sales offset by a 20 percent increase in regional jet sales resulting from higher build rates, organic growth of 5 percent in our business and regional jet aftermarket sales and additional sales of $60 million to $65 million resulting from our acquisition of Airshow compared with $8 million in the prior year. Commercial Systems operating margins for fiscal year 2003 are projected to be 13 percent to 14 percent, which is higher than the operating margin of 11.3 percent for the first six months of fiscal year 2003, as higher sales volume and improved product mix in the second half of the year are expected to generate improved margins.

Sales in our Government Systems business are forecasted to increase 13 percent from the prior year and represent 50 percent of total sales for fiscal year 2003. We anticipate significant growth in our integrated applications product line as a KC-135 retrofit program is entering low rate initial production in the second half of 2003. We also expect continued sales growth throughout the fiscal year for our communication, navigation, displays and integrated application product lines as we continue to ramp up new development work on the JSF and the JTRS programs and continue work on several C-130, F-22, F-18 and helicopter programs. Government Systems operating margins for fiscal year 2003 are projected to be 17 percent to 18 percent, which is lower than the operating margin of 18.7 percent for the first six months of fiscal year 2003, driven by the increasing content of more lower margin development work related to the JSF and the JTRS programs during the last six months of fiscal year 2003.

Financial Condition and Liquidity

Cash Flow Summary

Cash provided by operating activities was $128 million for the six months ended March 31, 2003 compared to $100 million in the same period last year. The increase in cash provided by operating activities during the six months ended March 31, 2003 was principally due to the absence of a pension plan contribution and higher severance payments during the second quarter of 2002.

Cash used for investing activities during the six months ended March 31, 2003 was $26 million compared to $35 million in the same period last year. This decrease was primarily due to cash received for a $2 million purchase price adjustment related to the Airshow acquisition for the six months ended March 31, 2003 compared to cash paid for Communications Solutions, Inc. and Kaiser of $23 million and $7 million, respectively, offset by cash received of $15 million related to the divestiture of Kaiser Fluid Technologies, Inc. during the same period last year. Cash investments in equity affiliates for the six months ended March 31, 2003 related to an additional $5 million investment in Tenzing. Capital expenditures of $27 million in the six months ended March 31, 2003 are comparable with the $26 million of capital expenditures for the same period last year. We expect capital expenditures for the full year to approximate $90 million to $95 million.

Cash used for financing activities was $109 million for the six months ended March 31, 2003. Commercial paper borrowings outstanding increased by $4 million in the six months ended March 31, 2003. In addition, we declared and paid cash dividends of $0.18 per share, totaling $32 million, in the six months ended March 31, 2003. We expect annual dividends to be $0.36 per share in 2003, and we expect to fund these dividends using cash generated by operations. In December 2001, our Board of Directors approved a program authorizing the purchase of up to $200 million of Rockwell Collins’ common shares. Authority to repurchase an additional $200 million of Rockwell Collins’ common shares was approved by our Board of Directors in February 2003. For the six months ended March 31, 2003 we repurchased 4.4 million shares at a cost of $91 million. Through March 31, 2003, we have repurchased 8.9 million shares at a cost of $193 million since the share repurchases were initiated in January 2002.

Cash generated by operations combined with our borrowing capacity is expected to meet future operating cash flow needs, capital expenditures, dividend payments, acquisitions, and share repurchases for the foreseeable future.

Liquidity

Our primary source of liquidity is through short-term borrowings in the commercial paper market. Our access to that market is facilitated by the strength of our credit ratings and $1 billion of committed credit facilities with several banks (Revolving Credit Facilities). Our current ratings as provided by Moody’s Investors Service, Standard & Poor’s and Fitch, Inc. are A-2 / A / A, respectively, for long-term debt and P-1 / A-1 / F-1, respectively, for short-term debt. Standard & Poor’s and Fitch, Inc. have stable outlooks and Moody’s has a negative outlook on our credit rating. This negative outlook has no impact on our ability to borrow under our commercial paper program.

Under our commercial paper program, we may sell up to $1 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. Commercial paper borrowings outstanding were $136 million at March 31, 2003.

Our Revolving Credit Facilities consist of a five-year $500 million portion expiring in May 2006 and a 364-day $500 million portion which expires May 28, 2003. We are in the process of renewal and have elected to reduce the 364-day credit facility to $350 million effective May 28, 2003 due to our expected liquidity requirements. The Revolving Credit Facilities exist primarily to support our commercial paper program, but are available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facilities requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. Our debt to total capitalization ratio at March 31, 2003 was 12 percent. At our election, the 364-day portion of the Revolving Credit Facilities can be converted to a one-year term loan. Our credit facilities do not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. There were no borrowings outstanding under our Revolving Credit Facilities as of March 31, 2003.

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

Contractual Obligations and Other Commitments

The following table reflects certain of our contractual obligations as of March 31, 2003 (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	Thereafter

Non-cancelable operating leases	$51	$17	$26	$8
Purchase commitments	22	11	10	1
Research and development arrangement	14	9	5	—
Commercial paper borrowings	136	136	—	—
Total	$223	$173	$41	$9

We lease certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts with terms that meet the accounting definition of operating leases. Our commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on our Statement of Financial Position.

In certain circumstances, we may enter into purchase commitments with suppliers under which we commit to buy a minimum amount of products or pay a specified amount. In addition, we may license intellectual property from other parties under agreements that require a minimum amount of license payments by a specified date. Depending upon the nature of the contract or agreement, our commitment may not be reflected as a liability on our Statement of Financial Position.

In connection with our 50 percent equity investment in Rockwell Scientific, we have a research and development arrangement which requires us to purchase a minimum of $9 million of services from Rockwell Scientific in each of fiscal 2003 and 2004. These commitments are not reflected as a liability on our Statement of Financial Position.

In addition to the contractual obligations presented in the table, we have other contingent commitments in the form of commercial letters of credit and a lease guarantee for a Rockwell Scientific facility. Outstanding letters of credit are issued by banks on our behalf to support certain contractual obligations to our customers. If we fail to meet these contractual obligations, these letters of credit may become liabilities of our company. Total outstanding letters of credit at March 31, 2003 were $132 million. Our guarantee of a lease obligation of a Rockwell Scientific facility totals $4 million and expires ratably through December 2011. Should Rockwell Scientific fail to meet its lease obligations, this guarantee may become a liability of our company.

Environmental

For information related to environmental claims, remediation efforts and related matters, see Note 18 of the Unaudited Condensed Consolidated Financial Statements.

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

Understanding of the critical accounting policies discussed below and risks associated therewith are important in evaluating the financial condition and results of operations of Rockwell Collins. Management believes the following accounting policies used in the preparation of the condensed consolidated financial statements are critical to the portrayal of our financial condition and results of operations as they involve a significant use of management judgment on matters that are inherently uncertain. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Directors.

Allowance for Doubtful Accounts

The determination of the allowances for doubtful accounts receivable requires management to make estimates and judgments as to the collectibility of customer account balances. These allowances are estimated by reviewing the financial condition and collection experience with our customers, and by considering both current and projected economic and market conditions. Receivables from customers who file bankruptcy are generally 100 percent reserved with the uncollectible portion written off upon resolution from the bankruptcy court. Management currently believes that our commercial customers, especially those in the commercial airline industry, are the primary source of risk for uncollectible receivables. Commercial Systems receivables at March 31, 2003 were $232 million, of which approximately $100 million was associated with commercial airlines.

At March 31, 2003, we have $18 million in allowances for doubtful accounts of which $8 million relates to commercial airline customers currently in bankruptcy. Although management believes this allowance to be adequate, we are not able to predict with certainty the changes in the financial stability of our customers. Any material change in the financial status of any one or group of customers could have a material adverse effect on our results of operations in the period in which additional allowances are required.

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

Management believes its primary source of risk for excess and obsolete inventory stems from the following:

•                  Our in-flight entertainment product line, which tends to experience quicker technological obsolescence than our other products. In-flight entertainment product line inventory at March 31, 2003 is approximately $141 million.

•                  Life-time buy inventory, which consists of inventory that is typically no longer being produced by our vendors but for which we purchase multiple years of supply in order to meet production and service requirements over the life span of a product. Total life-time buy inventory on hand at March 31, 2003 is approximately $102 million.

At March 31, 2003, we have $102 million of inventory valuation reserves recorded on $837 million of total inventory on hand. Although management believes these reserves are adequate, any abrupt changes in market conditions may require us to record additional inventory valuation reserves which could have a material adverse effect on our results of operations in the period in which these additional reserves are required.

Goodwill and Indefinite-Lived Intangible Assets

As of March 31, 2003, we have $330 million of goodwill resulting from various acquisitions and $17 million of indefinite-lived intangible assets consisting of trademarks and tradenames (herein referred to as “trademarks”) that were acquired as part of our Kaiser Aerospace and Electronics acquisition in 2001. We perform impairment tests on both goodwill and indefinite-lived intangible assets on an annual basis during the second quarter of each fiscal year, or on an interim basis if events or circumstances indicate that it is more likely than not that impairment has occurred.

Goodwill is potentially impaired if the carrying value of the “reporting unit” that contains the goodwill exceeds its estimated fair value. The fair values of our reportable units are determined with the assistance of third-party valuation experts using a combination of an “income approach”, which estimates fair value based upon future discounted cash flows, and a “market approach”, which estimates fair value using market multiples, ratios, and valuations of a set of comparable public companies within our industry. Indefinite-lived intangible assets are impaired if its carrying value exceeds its fair value. The fair values of our trademarks are determined with the assistance of third-party valuation experts using a “royalty savings” method, which is based upon a hypothetical royalty rate that would be charged by a licensor of the trademarks against discounted projected revenues attributable to products using those trademarks.

The valuation methodology and underlying financial information that is used to estimate the fair value of our reportable units and trademarks requires significant judgments to be made by management. These judgments include, but are not limited to, the long-term projections of future financial performance, the selection of appropriate discount rates used to present value future cash flows, and the determination of appropriate royalty rates. Our five-year strategic operating plan serves as the basis for these valuations and represents our best estimate of future business conditions in our industry as well as our ability to compete. Discount rates are determined based upon the weighted average cost of capital for a set of comparable companies adjusted for risks associated with our different operations. Royalty rates used for the trademark valuations are determined by considering market competition, customer base, the age of the trade name, quality, absolute and relative profitability, and market share. Our goodwill and indefinite-lived intangible asset impairment tests that were performed in the second quarter of 2003 yielded no impairments.

Accounting for Long-Term Contracts

A substantial portion of our sales to government customers and certain of our sales to commercial customers are made pursuant to long-term contracts requiring development and delivery of products over several years and often contain fixed-price purchase options for additional products. Certain of these contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). Sales and earnings under these contracts are recorded either as products are shipped under the units-of-delivery method (for production effort), or based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort).

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to such items as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Sales and costs related to profitable purchase options are included in our estimates only when the options are exercised while sales and costs related to unprofitable purchase options are included in our estimates when exercise is determined to be probable. Sales related to change orders are included in profit estimates only if they can be reliably estimated and collectibility is reasonably assured. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. We combine or segment contracts only when the criteria under SOP 81-1 are met.

Estimates of profit margins for contracts are typically reviewed by management on a quarterly basis. Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method would result in the profit margin being recorded evenly over the term of the contract. Changes in these underlying estimates due to revisions in sales and cost estimates, the combining of contracts, or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for using the cumulative catch-up method. Significant changes in estimate related to accounting for long-term contracts may have a material effect on our results of operations in the period in which the revised estimate is made.

Warranty

Reserves are recorded on our Statement of Financial Position to reflect our contractual liabilities relating to warranty commitments to our customers. We provide warranty coverage of various lengths and terms to our customers depending on standard offerings and negotiated contractual agreements. We record an estimate for warranty expense at the time of sale based on historical warranty return rates and repair costs. We believe our primary source of warranty risk relates to our in-flight entertainment products and extended warranty terms across all businesses. At March 31, 2003, we have recorded $138 million of warranty reserves that were determined based upon historical warranty return rates and repair costs. Should future experience differ materially from our historical experience, we may be required to record additional warranty reserves which could have a material adverse effect on our results of operations in the period in which these additional reserves are required.

Retiree Benefits

We provide retirement benefits to most of our employees in the form of defined benefit pension plans (Pension Benefits) and retiree medical and other insurance plans (Other Retirement Benefits). Accounting standards require the cost of providing these benefit programs be measured on an actuarial basis. These accounting standards will generally reduce the volatility of the reported benefit obligations and related benefit expense as actuarial gains and losses resulting from both normal year-to-year changes in valuation assumptions and the differences from actual experience are deferred and amortized. The application of these accounting standards requires management to make numerous assumptions and judgments that can significantly affect these measurements. Critical assumptions made by management in performing these actuarial valuations include the selection of discount rates and expectations on the future rate of return on pension plan assets. Health care cost trend rates for other retirement benefits are no longer considered a significant estimate made by management as a result of a plan amendment in 2002 that established a fixed company contribution equal to our portion of estimated per capita health care costs in calendar 2003.

Discount rates are used to determine the present values of our benefit obligations and also affect the amount of benefit expense recorded in any given period. We estimate this discount rate based on the rates of return of high quality, fixed-income investment indexes with maturity dates that reflect the expected time horizon that benefits will be paid. Changes in the discount rate could have a material effect on our reported benefit obligations and related benefit expense. Over the past three years, discount rates have decreased from 8.0 percent to 7.0 percent, which has significantly increased our reported benefit obligations and have contributed to an increase in our benefit expense for both Pension Benefit and Other Retirement Benefits. Holding all other assumptions constant, a one-quarter percent increase or decrease in the discount rate would have decreased or increased our total pre-tax Pension Benefit and Other Retirement Benefits expense for 2003 by approximately $4 million.

The expected rate of return is our estimate of the long-term earnings rate on our pension plan assets. Our current expected long-term rate of return assumption is 9.0 percent and we believe this rate of return is appropriate given our investment mix, the expected time horizon that benefits will be paid, and our historical investment performance. Our actual average return on pension plan assets over the past ten, fifteen and twenty-year periods has approximated this expected rate of return. Holding all other assumptions constant, a one-quarter percent increase or decrease in the expected rate of return on pension plan assets would decrease or increase our pre-tax Pension Benefit expense for 2003 by approximately $4 million. Over the past three years, our actual rate of return on pension plan assets has been substantially less than our expected rate of return which has contributed to an increase in our expense for Pension Benefits. Should our actual rate of return continue to remain below our expected return rate of 9.0 percent, our expense for Pension Benefits will likely continue to increase.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, accompanied by such phrases as “believes”, “estimates”, “expects”, “could”, “likely”, “anticipates”, “will”, “intends”, and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the length of the Iraq conflict; the impact of the SARS virus on air travel; the consequence of past and future terrorist attacks; political turmoil in the Middle East; the timing related to restoring consumer confidence in air travel; the health of the global economy as well as the commercial aerospace industry; domestic and foreign government spending, budgetary and trade policies; economic and political changes in international markets where we compete; demand for and market acceptance of new and existing products; potential cancellation or delay of orders by our customers; customer bankruptcy; the successful resolution of negotiations with our union workforce; labor work stoppages; market performance of our pension assets; medical plan expenses; recruitment and retention of qualified personnel; our ability to successfully execute to our internal performance plans; favorable outcomes of certain customer procurements; changes to government policies and regulations; new aircraft build rates; product reliability and cost of repairs; successful execution of our acquisition, strategic and integration plans; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other SEC filings. These forward-looking statements are made only as of the date hereof and we disclaim any intention or obligation to update any forward-looking statements.

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

Interest Rate Risk

In addition to using cash provided by normal operating activities, we utilize short-term commercial paper borrowings to finance operations and business acquisitions. At March 31, 2003, commercial paper borrowings outstanding were $136 million compared with $132 million at September 30, 2002. Although the interest rates are fixed through the maturity date, we are exposed to interest rate risk upon maturity of commercial paper borrowings as we will generally refinance all or a portion of this debt by issuing new commercial paper at market interest rates that may be higher or lower at that time. If market interest rates would have averaged 25 percent higher in either 2003 or 2002, the effect on results of operations would not have been material. Due to the short-term nature of commercial paper outstanding, the fair value of these obligations approximated its carrying value at March 31, 2003.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities (by requiring, where possible, export sales to be denominated in United States dollars) and utilizing foreign currency forward exchange contracts to manage our exposure on transactions denominated in currencies other than the applicable functional currency. For the six months ended March 31, 2003, approximately 33 percent of our total sales consisted of sales outside of the United States, with less than 10 percent of total sales denominated in currencies other than the United States dollar. Foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is our policy not to enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to the translation of reported results of our foreign subsidiaries from the local currency to the United States dollars.

At March 31, 2003, we had outstanding foreign currency forward exchange contracts with notional amounts of $122 million compared with $141 million at September 30, 2002, primarily consisting of contracts to exchange the euro and pound sterling. Notional amounts are stated in the U. S. dollar equivalents at spot exchange rates at the respective dates. The use of these contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains and losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. The foreign currency forward exchange contracts are recorded at fair value in Other Current Assets in the amount of $4 million and Other Current Liabilities in the amount of $2 million at both March 31, 2003 and September 30, 2002. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be material to our financial condition, results of operations, or cash flows.

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

PART II.                                                 OTHER INFORMATION

Item 1.             Legal Proceedings

In April 2003, the Company reached a settlement of the action brought against it by Universal Avionics Systems Corp. The settlement includes no material effect on the Company other than the agreed upon dismissal of all claims filed by and against the Company in this action. For further discussion of this claim, see Note 18 of the Unaudited Condensed Consolidated Financial Statements.

Item 4.             Submission of Matters to a Vote of Security Holders

(a)          The annual meeting of shareowners of the Company was held on February 11, 2003 and the number of voting shares outstanding as of the record date was 180,273,777.

(b)         At the meeting, the shareowners voted to elect three directors of the Company. Each nominee for director was elected to a term expiring in 2006 by a vote of the shareowners as follows:

	Affirmative Votes	Votes Withheld
Anthony J. Carbone	147,084,101	5,739,525
Clayton M. Jones	150,800,291	2,023,335
Cheryl L. Shavers	151,182,005	1,641,621

In addition to the directors elected above, the Company’s Board of Directors also include the following continuing directors with terms expiring in 2004 or 2005: Donald R. Beall, Richard J. Ferris, Michael P.C. Carns, Chris A. Davis and Joseph F. Toot, Jr.

(c)          At the meeting, the shareowners also voted on a proposal to approve the selection by the Audit Committee of the Board of Directors of the firm Deloitte & Touche LLP as auditors of the Company. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	144,176,993
Negative votes	8,128,759
Abstentions	517,874

Item 6.             Exhibits and Reports on Form 8-K

(a)	Exhibits

	10-o-2	Amended schedule identifying executives of the Company who are party to a Change of Control Agreement in the form set forth as Exhibit 10.7.1 to the Form 10.

	12	Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2003.

	99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the three months ended March 31, 2003:

Form 8-K dated January 15, 2003 announcing first quarter financial results and an outlook for fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	May 12, 2003	By	/s/ P. E. Allen

P. E. Allen

Vice President Finance and Treasurer (Principal Accounting Officer)

Date:	May 12, 2003	By	/s/ G. R. Chadick
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

Date:	May 12, 2003	/s/ Clayton M. Jones
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

Date:	May 12, 2003	/s/ Lawrence A. Erickson
Lawrence A. Erickson
Senior Vice President and Chief Financial Officer