Form 10-Q
period 2003-06-30
ROCKWELL COLLINS INC
filed 2003-08-12
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003. Commission file number 1-16445.

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

Yes  ☒          No  ☐

179,312,422 shares of registrant’s Common Stock, par value $.01 per share, were outstanding on July 31, 2003.

ROCKWELL COLLINS, INC.

PART I.     FINANCIAL INFORMATION

Item 1.             Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Unaudited)

(in millions, except per share amounts)

	June 30, 2003	September 30, 2002
ASSETS
Current Assets:

Cash

$

58

$

49

Receivables

489

524

Inventories	676	653
Current deferred income taxes	188	191
Income taxes receivable	21	—
Other current assets	49	21

Total current assets	1,481	1,438

Property	396	411
Intangible Assets	116	124
Goodwill	330	332
Other Assets	197	255

TOTAL ASSETS	$2,520	$2,560

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Short-term debt	$114	$132

Accounts payable

150

204

Compensation and benefits	197	219
Income taxes payable	—	20

Product warranty costs

134

141

Other current liabilities	334	327

Total current liabilities	929	1,043

Retirement Benefits	470	495
Other Liabilities	33	35

Shareowners’ Equity:

Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)

2

2

Additional paid-in capital

1,211

1,208

Retained earnings

217

91

Accumulated other comprehensive loss	(242)	(252)
Common stock in treasury, at cost (shares held: June 30, 2003, 4.7; September 30, 2002, 2.8)	(100)	(62)
Total shareowners’ equity	1,088	987

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,520	$2,560

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002

Sales
Product sales	$550	$555	$1,602	$1,610
Service sales	70	68	197	184

Total sales	620	623	1,799	1,794

Costs, expenses and other:
Product cost of sales	397	413	1,173	1,201
Service cost of sales	53	47	146	137
Selling, general, and administrative expenses	81	78	245	219
Interest expense	1	1	3	4
Other income, net	(22)	(4)	(32)	(8)

Total costs, expenses and other	510	535	1,535	1,553

Income before income taxes	110	88	264	241

Income tax provision	33	28	79	75

Net income	$77	$60	$185	$166

Earnings per share:
Basic	$0.43	$0.33	$1.03	$0.91
Diluted	$0.43	$0.33	$1.03	$0.90

Weighted average common shares:
Basic	178.3	183.0	179.2	183.3
Diluted	179.1	184.8	180.0	184.4

Cash dividends per share	$0.09	$0.09	$0.27	$0.27

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended June 30
	2003	2002
Operating Activities:
Net income	$185	$166
Adjustments to arrive at cash provided by operating activities:
Depreciation	70	69
Amortization of intangible assets	9	4
Pension plan contributions	(45)	(44)
Deferred income taxes	67	17
Tax benefit from the exercise of stock options	5	—

Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency adjustments:

Receivables

43

126

Inventories	(17)	37
Accounts payable	(56)	(84)
Income taxes	(41)	21

Compensation and benefits

8

(35

)

Other assets and liabilities	(25)	(46)
Cash Provided by Operating Activities	203	231

Investing Activities:
Capital expenditures	(44)	(40)
Acquisition of businesses, net of cash acquired	2	(31)
Investment in equity affiliate	(5)	—
Proceeds from the disposition of a business	—	15
Proceeds from the disposition of property	4	6

Cash Used for Investing Activities

(43

)

(50

)

Financing Activities:

Net decrease in short-term borrowings

(18

)

(122

)

Purchases of treasury stock	(93)	(42)
Cash dividends	(48)	(49)
Proceeds from the exercise of stock options	15	16

Cash Used for Financing Activities

(144

)

(197

)

Effect of exchange rate changes on cash	(7)	—

Net Change in Cash	9	(16)
Cash at Beginning of Period	49	60
Cash at End of Period	$58	$44

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

On July 18, 2003, the Board of Directors of the Company declared a quarterly dividend of nine cents per share on its common stock, to be paid on September 2, 2003 to shareowners of record on August 11, 2003.

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

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 expands the disclosure requirements related to certain guarantees, including product warranties, and requires the Company to recognize a liability for the fair value of all guarantees issued or modified after December 31, 2002. FIN 45 did not impact the Company’s results of operations, financial position or cash flows, but did require additional disclosures for certain guarantees, primarily warranty obligations (see Note 11).

3.                          Recently Issued Accounting Standards

In November 2002, the Emerging Issues Task Force issued a consensus on issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of accounting for goods and/or services that are to be delivered separately under a single sales arrangement. Specifically, EITF 00-21 addresses how revenue should be measured and allocated to the separate deliverables under such arrangements, but does not affect the criteria necessary for revenue recognition of those deliverables. EITF 00-21 will be effective for arrangements entered into after June 30, 2003. The adoption of EITF 00-21 will not impact the Company’s cash flows, however, it may change the timing of when revenue is recognized for multiple deliverable arrangements entered into after June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 defines a variable interest entity as (a) a contractual, ownership or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46 requires additional disclosure for all variable interest entities and the consolidation of a variable interest entity by the primary beneficiary. The consolidation provisions of FIN 46 are effective for periods beginning after June 15, 2003 for all variable interest entities created before February 1, 2003 and immediately for all variable interest entities created after January 31, 2003. The adoption of FIN 46 will not require the consolidation of any existing variable interest entities. The disclosure provisions of FIN 46 are effective for any financial statements issued after January 31, 2003, which resulted in additional disclosures related to the Company’s investment in Tenzing Communications (see Note 9).

4.                          Acquisition

In August 2002, Rockwell Collins acquired Airshow, Inc. (Airshow), a provider of integrated cabin electronics system solutions for business aircraft, including cabin environment controls, passenger information and entertainment, and business support systems. The acquisition of Airshow expands the Company’s capabilities for providing airborne electronics solutions to business aviation and commercial aircraft, and increases the Company’s ability to provide integrated solutions that bridge flight deck and cabin electronics. In November 2002, the Company finalized the purchase price for Airshow, which resulted in a $2 million reduction in the purchase price. The adjusted purchase price was $160 million, of which $106 million was allocated to goodwill, $50 million was allocated to intangibles with finite lives, and $4 million was allocated to other acquired assets and liabilities. The weighted average useful life of intangible assets with finite lives is 9 years. The Company completed the evaluations of the Airshow product line, workforce, and facility integration plans during the three months ended June 30, 2003.  No significant adjustments to the purchase price allocation resulted from the completion of these evaluations. Goodwill and intangible assets resulting from the acquisition are deductible for tax purposes.  The goodwill and intangible assets are included within the identifiable assets of the Commercial Systems segment.

5.                          Receivables

Receivables are summarized as follows (in millions):

	June 30, 2003	September 30, 2002

Billed	$405	$445
Unbilled	206	159
Less progress payments	(104)	(64)
Total	507	540
Less allowance for doubtful accounts	(18)	(16)
Receivables	$489	$524

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that are to be billed to customers in accordance with applicable contract terms.

6.                          Inventories

Inventories are summarized as follows (in millions):

	June 30, 2003	September 30, 2002

Finished goods	$163	$166
Work in process	257	236
Raw materials, parts, and supplies	320	310
Total	740	712
Less progress payments	(64)	(59)
Inventories	$676	$653

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to life-time buy inventory, which is inventory that is typically no longer being produced by the Company’s vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product. Life-time buy inventory was $108 million and $86 million at June 30, 2003 and September 30, 2002, respectively.

7.                          Property

Property is summarized as follows (in millions):

	June 30, 2003	September 30, 2002

Land	$25	$26
Buildings and improvements	220	214
Machinery and equipment	547	531
Information systems software and hardware	242	241
Construction in progress	30	24
Total	1,064	1,036
Less accumulated depreciation	(668)	(625)
Property	$396	$411

8.                          Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended June 30, 2003 are summarized as follows (in millions):

	Commercial Systems	Government Systems	Total

Balance at September 30, 2002	$189	$143	$332
Airshow purchase price adjustment	(2)	—	(2)
Balance at June 30, 2003	$187	$143	$330

The provisions of SFAS No. 142, Goodwill and Other Intangible Assets, requires the Company to perform an annual impairment test of goodwill and indefinite-lived intangible assets at the same date each fiscal year, or any time there is an indication of impairment. The Company performed its annual impairment test during the second quarter of 2003 by using outside valuation experts and accepted valuation techniques. This test yielded no impairment.

Intangible assets are summarized as follows (in millions):

	June 30, 2003			September 30, 2002
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$108	$21	$87	$107	$13	$94
Trademarks and tradenames	9	1	8	9	—	9
Intangible assets with indefinite lives:
Trademarks and tradenames	18	1	17	18	1	17
Intangible asset related to the minimum pension liability	4	—	4	4	—	4
Intangible assets	$139	$23	$116	$138	$14	$124

Intangible amortization expense for the three and nine months ended June 30, 2003 was $3 million and $9 million, respectively, compared to $1 million and $4 million for the three and nine months ended June 30, 2002, respectively. Annual estimated amortization expense for 2003 and 2004 is $12 million per year and $11 million per year for 2005, 2006, and 2007.

9.                          Other Assets

Other assets are summarized as follows (in millions):

	June 30, 2003	September 30, 2002

Long-term deferred income taxes	$39	$103
Investments in equity affiliates	71	62
Exchange and rental assets, net of accumulated depreciation of $64 million at June 30, 2003 and $52 million at September 30, 2002	58	61
Prepaid pension cost	7	7
Other	22	22
Other assets	$197	$255

Investments in Equity Affiliates

Investments in equity affiliates consist of investments in three joint ventures, each of which is 50 percent owned by Rockwell Collins and is accounted for under the equity method. These investments consist of Rockwell Scientific, LLC, Vision Systems International, LLC, and BAE Systems/Rockwell Collins Data Link Solutions. In addition, the Company has a 16 percent ownership investment in Tenzing Communications (Tenzing), which is accounted for under the equity method. In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. Sales to equity affiliates were $33 million and $75 million for the three and nine months ended June 30, 2003, respectively, compared to $18 million and $44 million for the three and nine months ended June 30, 2002, respectively.

Tenzing is a developer of next-generation passenger connectivity solutions for commercial aircraft, and is considered a variable interest entity under FIN 46. The Company has determined that consolidation of Tenzing is not required because the Company is not the primary beneficiary of the Tenzing entity. The Company’s relationship with Tenzing was initiated in July 2002 with a $5 million investment, representing a 9 percent ownership interest. During 2003, the Company’s ownership interest in Tenzing increased to 17 percent as a result of an additional investment of $5 million made during 2003, but has been subsequently reduced to 16 percent as a result of additional investments by other third parties. The Company’s maximum exposure to loss is limited to the carrying value of the Company’s investment in Tenzing of $9 million as of June 30, 2003.

10.                   Debt

Commercial paper borrowings outstanding were $114 million at June 30, 2003 and $132 million at September 30, 2002. The weighted average interest rate and maturity period of the commercial paper outstanding at June 30, 2003 was 1.1 percent and 35 days, respectively, compared with 1.8 percent and 16 days at September 30, 2002, respectively.

During the three months ended June 30, 2003, the Company reduced its 364-day credit facility to a $350 million facility which expires May 26, 2004. This credit facility replaces a $500 million dollar facility which was set to expire May 28, 2003.

As of June 30, 2003, the Company had outstanding letters of credit totaling $137 million issued by banks to support certain contractual obligations to customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company.

Interest paid for the nine months ended June 30, 2003 and 2002 was $1 million and $5 million, respectively.

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

Changes in the carrying amount of accrued product warranty costs for the nine months ended June 30, 2003 are summarized as follows (in millions):

Balance at September 30, 2002	$141
Warranty costs incurred	(45)
Product warranty accrual	33
Pre-existing warranty adjustments	5
Balance at June 30, 2003	$134

12.                   Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30, 2003	September 30, 2002

Advance payments from customers	$99	$86
Customer incentives	84	92
Contract reserves	79	75
Other	72	74
Other current liabilities	$334	$327

13.                   Retirement Benefits

Pension Benefits

The components of net periodic pension expense are as follows for the three and nine months ended June 30, 2003 and 2002 (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Service cost	$9	$9	$28	$28
Interest cost	35	33	105	99
Expected return on plan assets	(42)	(42)	(125)	(126)
Amortization:
Prior service cost	1	1	1	2
Net actuarial loss	2	—	6	1
Net periodic benefit expense	$5	$1	$15	$4

In June 2003, the Company’s U.S. qualified and non-qualified defined benefit pension plans were amended to discontinue benefit accruals for salary increases and services rendered after September 30, 2006.  These changes will affect all of the Company’s domestic pension plans covering salaried and hourly employees not covered by collective bargaining agreements.  These actions are expected to improve the funded status of the Company’s domestic pension plans from an estimated deficit of $970 million to a deficit of approximately $800 million at September 30, 2003.  Concurrently, the Company will expand its existing defined contribution savings plan effective October 1, 2006 to include an additional Company contribution.

The Company’s annual measurement date for the valuation of plan assets and obligations is June 30 of each year.  While the Company’s annual valuation is not yet complete, the minimum pension liability is expected to increase from $265 million in the prior year to approximately $700 million in the current year, principally as a result of a decrease in the funded status of the Company’s pension plans due to further declines in the discount rate used to present value the projected benefit obligation. The reduction to shareowners’ equity resulting from the minimum pension liability is expected to increase from $240 million in the prior year to approximately $500 million at September 30, 2003. These amounts are inclusive of the aforementioned plan amendments and a $40 million pension contribution made during the three months ended June 30, 2003.

Other Retirement Benefits

The components of net periodic other retirement benefits expense, which consists primarily of retiree medical expense, are as follows for the three and nine months ended June 30, 2003 and 2002 (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Service cost	$1	$2	$3	$4
Interest cost	7	6	20	18
Expected return on plan assets	—	—	(1)	(1)
Amortization:
Prior service cost	(8)	(5)	(23)	(14)
Net actuarial loss	5	3	15	8
Net periodic benefit expense	$5	$6	$14	$15

The Company also recognized a curtailment gain of $2 million and $14 million during the three and nine months ended June 30, 2002, respectively, in connection with workforce reductions resulting from the Company’s 2001 comprehensive restructuring plan.

14.                   Stock-Based Compensation

SFAS 123 Pro Forma Disclosures

The Company accounts for stock-based compensation using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on net income and earnings per share if the Company had accounted for its stock-based compensation plans using the fair value method provided by SFAS No. 123, Accounting for Stock-Based Compensation (in millions, except per share amounts):

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Net income, as reported	$77	$60	$185	$166
Stock-based compensation expense determined under the fair value based method, net of tax	(4)	(4)	(12)	(14)
Pro forma net income	$73	$56	$173	$152

Earnings per share:
Basic – as reported	$0.43	$0.33	$1.03	$0.91
Basic – pro forma	$0.41	$0.31	$0.97	$0.83

Diluted – as reported	$0.43	$0.33	$1.03	$0.90
Diluted – pro forma	$0.41	$0.30	$0.96	$0.82

Employee Benefits Paid in Company Stock

Approximately 1.6 million and 0.7 million shares of company stock were issued to employees for the nine months ended June 30, 2003 and 2002, respectively, under the Company’s employee stock purchase and defined contribution savings plans at a value of $30 million and $10 million for the respective periods.  These transactions were treated as non-cash transactions and are not reflected in the Condensed Consolidated Statement of Cash Flows.

15.                   Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Net income	$77	$60	$185	$166
Unrealized currency translation adjustment	9	5	10	3
Comprehensive income	$86	$65	$195	$169

16.                   Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Gain on life insurance reserve fund	$20	$—	$20	$—
Royalty income	2	1	8	3
Earnings from equity affiliates	1	1	4	2
Legal matter	—	4	—	4
Interest income	—	—	1	1
Other, net	(1)	(2)	(1)	(2)
Other Income, net	$22	$4	$32	$8

In connection with the spin-off from Rockwell International, the Company received a life insurance reserve trust fund holding $38 million set aside to exclusively pay life insurance benefits for certain retirees. While the reserve fund was substantially over funded, withdrawals from the fund would have been subject to a 100 percent excise tax. During the third quarter of 2003, the Internal Revenue Service issued a favorable tax ruling which enables the Company to use these funds to pay for other employee health and welfare benefits, including active and retiree medical costs, without incurring the excise tax. As a result of the ruling, the Company recorded a pre-tax gain of $20 million ($12 million after taxes or 7 cents per share). The gain results from the over funded position of the reserve fund and the elimination of the potential excise tax. The favorable resolution of this matter will also result in $38 million of incremental cash from operations for 2003, of which $18 million was realized through June 2003, due to the ability to use the amounts released from the fund to pay for active and retiree health and welfare costs which would otherwise have been paid for by the Company.

For the three and nine months ended June 30, 2002, other income, net includes a $4 million reversal of a reserve associated with the favorable resolution of a legal matter related to the sale of a business several years ago.

17.                   Income Taxes

At the end of each interim reporting period the Company makes an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. During the nine months ended June 30, 2003 and 2002, the effective income tax rate was 30 percent and 31 percent, respectively. During the nine months ended June 30, 2003 and 2002, the Company paid income taxes of $45 million and $32 million, respectively.

18.                   Contingent Liabilities

On April 3, 2000, a civil action was filed against the Company in the Court of Common Pleas of Pennsylvania for Allegheny County, Westinghouse Air Brake Technologies Corp. v. Rockwell Collins, Inc., asserting various claims arising out of the plaintiff’s purchase of the Company’s former Railroad Electronics business on October 5, 1998 pursuant to a sale agreement. Specifically, the plaintiff alleged that it was entitled under provisions of the sale agreement to a post-closing adjustment of approximately $7 million in the purchase price, and that it was entitled to unspecified damages for alleged misrepresentations, breaches of warranty, mistake of fact, and failure by the Company to turn over certain assets and to provide certain post-closing support. On December 13, 2000, the trial court ordered that the claim for a post-closing adjustment in the purchase price be submitted to mandatory arbitration pursuant to the provisions of the sale agreement, but declined to stay court proceedings on the other issues during pendency of the arbitration proceeding. On June 18, 2002 the arbitrator issued a ruling in the Company’s favor and denying in its entirety the plaintiff’s claims for a post-closing adjustment to the purchase price. With respect to the litigation regarding the unspecified damages for alleged misrepresentations, breaches of warranty, mistake of fact, and failure by the Company to turn over certain assets and to provide certain post-closing support, the parties are engaged in discovery.

Originating from a suit initiated on June 18, 2001, Thales Avionics In-Flight Systems, Inc. (“Thales”) sued Calvin Fang, eight other Company employees and the Company.  The Thales complaint, as amended, contained seven causes of action against the Company and/or the individual defendants: misappropriation of trade secrets, fraud, unfair competition, conspiracy, conversion, interference with prospective economic advantage, and violation of the Computer Fraud and Abuse Act, a federal statute.  On October 2, 2002, the Company filed an answer and affirmative defenses in which the Company denied the allegations set forth in the complaints and asserted various defenses.  The Company also asserted a counterclaim against Thales alleging that Thales’ in-flight entertainment systems infringe a Rockwell Collins patent.  In July 2003, the parties reached a settlement of this action, which (i) will have no material effect to the Company’s financial condition or results of operations for the year ended September 30, 2003 and (ii) includes the agreed upon dismissal of all claims and counterclaims filed by Thales and the Company in this action.

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. The Company is currently involved in the investigation or remediation of seven sites under these regulations or pursuant to lawsuits asserted by third parties, excluding those sites related to the Company’s acquisition of Kaiser Aerospace & Electronics Corporation (Kaiser). As of June 30, 2003, management estimates that the total reasonably possible future costs the Company could incur from these matters to be approximately $15 million. The Company has recorded environmental reserves for these matters of $3 million as of June 30, 2003, which represents management’s estimate of the probable future cost for these matters.

In addition, Rockwell Collins assumed liabilities for certain environmental matters relating to properties purchased in connection with the acquisition of Kaiser. Rockwell Collins has rights to indemnification for these matters from the escrow funds set aside at the time of acquisition. Rockwell Collins resolved claims that it previously filed against the escrow funds for some of these matters and received reimbursement of certain remediation and other costs previously incurred by the Company (totaling approximately $300,000).  Moreover, Rockwell Collins may be liable for environmental matters related to certain other properties previously owned or leased by Kaiser. Liability for these matters is subordinated to third parties; however, failure of these third parties to satisfy their obligations related to these properties could cause these liabilities to revert to Rockwell Collins. Rockwell Collins has rights to indemnification for the Kaiser related environmental matters from escrow funds set aside at the time of acquisition (approximately $9 million is remaining in escrow as of June 30, 2003). The escrow funds are not expected to be disbursed to the sellers any earlier than December 2005, and some funds are to continue to be withheld in the event there are any outstanding and unresolved claims. Management believes the amounts of these escrow funds are sufficient to address the Company’s potential liability for these matters.

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

19.                   Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Sales:
Commercial Systems	$291	$336	$918	$1,014
Government Systems	329	287	881	780
Total sales	$620	$623	$1,799	$1,794
Segment operating earnings:
Commercial Systems	$35	$44	$106	$130
Government Systems	64	50	167	132
Total segment operating earnings	99	94	273	262
Interest expense	(1)	(1)	(3)	(4)
Earnings from corporate-level equity affiliates	1	1	3	1
Restructuring adjustment	—	—	—	4
General corporate, net	11	(6)	(9)	(22)
Income before income taxes	110	88	264	241
Income tax provision	(33)	(28)	(79)	(75)
Net income	$77	$60	$185	$166

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

For the three and nine months ended June 30, 2003, general corporate, net includes a $20 million gain related to the over funded life insurance reserve fund as disclosed in further detail in Note 16. For the three and nine months ended June 30, 2002, general corporate, net includes a $4 million gain related to the reversal of a reserve associated with the resolution of a legal matter.

In September 2001, the Company announced a comprehensive restructuring plan to reduce its workforce and streamline certain operations in response to the impact resulting from the September 11, 2001 terrorist acts. In the second quarter of 2002, the Company determined the cost of these restructuring actions would be $4 million lower than originally planned and recorded a favorable adjustment to the restructuring reserves.

Sales by product category are summarized as follows (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002

Commercial avionics and other	$232	$250	$714	$773
In-flight entertainment	59	86	204	241
Defense electronics	329	287	881	780
Total sales	$620	$623	$1,799	$1,794

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and nine months ended June 30, 2003 and 2002 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

We operate on a fiscal year basis with the fiscal year ending on September 30. All date references contained herein relate to our fiscal year unless otherwise stated.

Three Months Ended June 30, 2003 and 2002

Sales of $620 million for the three months ended June 30, 2003 were nearly the same as sales of $623 million for the three months ended June 30, 2002. Net income for the three months ended June 30, 2003 was $77 million, or 12.4% of sales, compared to $60 million, or 9.6% of sales, for the same period last year. Net income for the three months ended June 30, 2003 includes a $20 million gain ($12 million after taxes or $.07 per share) related to a favorable tax ruling on an over funded life insurance reserve fund. Net income for the three months ended June 30, 2002 included a $4 million gain ($2 million after taxes or $.01 per share) related to the favorable resolution of a legal matter. Excluding these items, net income as a percentage of sales would have been 10.5% for the three months ended June 30, 2003 compared to net income as a percentage of sales of 9.3% for the same period last year. The increase in net income, excluding these items, reflects the strong performance of our Government Systems business and the realization of cost saving initiatives. Diluted earnings per share for the three months ended June 30, 2003 was 43 cents compared to 33 cents for the three months ended June 30, 2002. Contributing to the increase in earnings per share is lower average diluted shares resulting from our share repurchase program.

Commercial Systems sales of $291 million for the three months ended June 30, 2003 declined $45 million, or 13 percent, compared to sales of $336 million for the same period last year. Decreases in commercial avionics and in-flight entertainment sales of $32 million and $27 million, respectively, were partially offset by sales from the Airshow acquisition of $14 million for the three months ended June 30, 2003. The decline in commercial avionics sales resulted primarily from lower sales of commercial avionics to air transport OEM’s due to lower new aircraft build rates and significantly lower aircraft build rates in the business jet marketplace, partially offset by higher sales of regional jet avionics due to the Bombardier strike during the same quarter last year. In-flight entertainment sales declined due to lower wide body aircraft build rates and lower retrofit activity. Commercial Systems operating earnings of $35 million for the three months ended June 30, 2003 declined $9 million from operating earnings of $44 million last year. Commercial Systems operating earnings as a percent of sales decreased to 12.0 percent for the three months ended June 30, 2003 compared to 13.1 percent in the same period last year. This decline from prior year was primarily the result of higher marketing expenses on lower sales volume.

Government Systems sales of $329 million for the three months ended June 30, 2003 increased $42 million, or 15 percent, compared to sales of $287 million last year. The sales increase is primarily attributable to the Joint Tactical Radio System (JTRS) and the Joint Strike Fighter (JSF) development programs along with higher sales in GPS navigation products. Government Systems operating earnings for the three months ended June 30, 2003 increased to $64 million compared to operating earnings of $50 million last year. Operating earnings as a percent of sales increased to 19.5 percent for the three months ended June 30, 2003 compared to 17.4 percent last year. This increase resulted from holding operating expenses flat on higher sales, coupled with a shift from company-funded to customer-funded research and development on new programs, which more than offset the lower operating margins on the JTRS and JSF development contracts.

Nine Months Ended June 30, 2003 and 2002

Sales were $1,799 million for the nine months ended June 30, 2003 compared with sales of $1,794 million for the nine months ended June 30, 2002. The slight increase in sales resulted from sales growth of $101 million in our defense electronics product lines coupled with $44 million of sales from the Airshow acquisition, offset by a decline in other commercial avionics and in-flight entertainment sales of $140 million. Net income for the nine months ended June 30, 2003 was $185 million, or 10.3% of sales, compared to $166 million, or 9.3% of sales, for the same period last year. Net income for the nine months ended June 30, 2003 includes a $20 million gain ($12 million after taxes or $.07 per share) related to a favorable tax ruling on an over funded life insurance reserve fund. Net income for the nine months ended June 30, 2002 included a $4 million ($2 million after taxes or $.01 per share) gain related to the favorable resolution of a legal matter and a favorable $4 million ($2 million after taxes or $.01 per share) restructuring adjustment. Excluding these items, net income as a percentage of sales would have been 9.6% for the nine months ended June 30, 2003 compared to net income as a percentage of sales of 9.0 % for the same period last year. The increase in net income, excluding these items, reflects the strong performance of our Government Systems business and the realization of cost saving initiatives which have more than offset cost increases related to our retirement benefit programs. Diluted earnings per share for the nine months ended June 30, 2003 was $1.03 compared to $0.90 for the nine months ended June 30, 2002. Contributing to the increase in earnings per share is lower average diluted shares resulting primarily from our share repurchase program.

Commercial Systems sales of $918 million for the nine months ended June 30, 2003 declined $96 million, or 9 percent, compared to sales of $1,014 million for the same period last year. Decreases in commercial avionics and in-flight entertainment sales of $103 million and $37 million, respectively, were partially offset by sales from the Airshow acquisition of $44 million for the nine months ended June 30, 2003. These declines resulted primarily from lower aircraft build rates in the air transport and business jet markets, partially offset by higher regional jet sales. Commercial Systems operating earnings of $106 million for the nine months ended June 30, 2003 declined $24 million from operating earnings of $130 million last year. Commercial Systems operating earnings as a percent of sales decreased to 11.5 percent for the nine months ended June 30, 2003 compared to 12.8 percent for the nine months ended June 30, 2002. The decrease in operating earnings as a percent of sales is primarily the result of a decline in higher margin avionics sales, higher in-flight entertainment warranty costs, higher marketing costs and the absence of a retiree medical curtailment gain that benefited the prior year, partially offset by current year operating cost reductions resulting from restructuring actions completed in 2002 and other cost saving initiatives.

Government Systems sales of $881 million for the nine months ended June 30, 2003 increased $101 million, or 13 percent, compared to sales of $780 million last year. The sales increase results primarily from the JTRS and JSF development programs and higher sales in GPS navigation products. In addition, the C-130 aircraft, several helicopter programs, and the United Kingdom Bowman communications program also contributed to the sales growth. Government Systems operating earnings for the nine months ended June 30, 2003 increased $35 million to $167 million, compared to operating earnings of $132 million last year. Operating earnings as a percent of sales increased to 19.0 percent for the nine months ended June 30, 2003 compared to 16.9 percent last year. The increase in operating earnings as a percent of sales resulted from lower bid and proposal expense and a shift from company-funded to customer-funded research and development on new programs, primarily JTRS and JSF, which more than offset the lower operating margins on the JTRS and JSF development contracts. Additionally, operating expenses as a percent of sales were lower for the nine months ended June 30, 2003 compared to last year.

Retirement Benefits

Net periodic benefit expense for pension benefits and other retirement benefits are as follows (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002

Pension benefits	$5	$1	$15	$4
Other retirement benefits	5	6	14	15
Curtailment gain	—	(2)	—	(14)
Net periodic benefit expense	$10	$5	$29	$5

Pension Benefits

Pension expense for the three months ended June 30, 2003 and 2002 was $5 million and $1 million, respectively, and $15 million and $4 million for the nine months ended June 30, 2003 and 2002, respectively.  Pension expense for the full year 2003 will be approximately $20 million compared to $6 million for the full year 2002. These increases in 2003 are primarily due to the decrease in the funded status of our pension plans caused by declines in the fair value of pension assets and falling discount rates during the two year period ended June 30, 2002.  Discount rates have continued to fall in 2003 and asset performance, while positive, has been below our expected rate of return assumption.  Preliminary results of our June 30, 2003 annual valuation of pension assets and obligations indicate that the funded status of our pension plans has decreased significantly since the prior year.

In response to these events and the continued unpredictable nature of the cost of providing retirement benefits under a defined benefit structure, we have reevaluated the means by which retirement benefits will be delivered to many of our employees with the goal of providing benefits that are both valued by our employees and whose costs and funding requirements are more consistent and predictable over the long-term.  We believe our resulting actions are necessary to reduce the volatility of our pension plans and to preserve the financial strength of our company.  These actions include the amendment of our U.S. qualified and non-qualified defined benefit pension plans to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. These changes will affect all of our domestic pension plans covering salaried and hourly employees not covered by collective bargaining agreements.  Concurrently, we will replace this benefit by expanding our existing defined contribution savings plan effective October 1, 2006 to include an additional company contribution.

In addition to these benefit changes, we made a $40 million contribution to our pension plan during the three months ended June 30, 2003, and we expect to make an additional contribution of approximately $200 million in this calendar year in order to improve the funded status of our pension plans.   Inclusive of all of these actions, pension expense for 2004 is expected to be approximately $32 million and the funded status is expected to be a deficit of approximately $800 million, assuming a 6% discount rate and an 8.75% return on plan assets.  Despite these actions, we continue to have a significant benefit obligation relating to benefits already earned by employees that will continue to be subject to investment and discount rate volatility; however, we expect that this volatility will decrease over time as the pension obligation is paid to retirees.

Other Retirement Benefits

Other retirement benefits expense for the three months ended June 30, 2003 and 2002 was $5 million and $6 million, respectively, and $14 million and $15 million for the nine months ended June 30, 2003 and 2002, respectively. Other retirement benefits expense for the full year 2003 will remain unchanged from 2002 at $19 million as a direct result of an amendment to our retiree medical plan in 2002 that, among other plan design changes, established a fixed company contribution toward per capita health care costs for retirees.

In addition to recurring other retirement benefits expense, we recorded a curtailment gain of $14 million for the year ended September 30, 2002 of which $2 million and $14 million was recorded during the three and nine months ending June 30, 2002, respectively. The curtailment gain consisted of the accelerated recognition of a deferred gain related to previous retiree medical plan amendments resulting from workforce reductions associated with our 2001 comprehensive restructuring plan.

Income Taxes

At the end of each interim reporting period it is our practice to make an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The effective income tax rates for the nine months ended June 30, 2003 and 2002 were 30 percent and 31 percent, respectively. The lower effective tax rate for the nine months ended June 30, 2003 compared to the same period last year was due primarily to the benefit of a research and development tax credit study completed in the second quarter of 2002. We believe the 30 percent effective income tax rate is a sustainable tax rate for our company as long as the Extraterritorial Income Exclusion (ETI), which provides a tax benefit on export sales, is not repealed or is replaced by an equivalent tax benefit. If the ETI is repealed and not replaced by legislation which provides similar tax benefits, we would expect an increase in our effective income tax rate to approximately 33 percent.

Outlook

For the full year 2003, we anticipate revenues of approximately $2.55 billion with earnings per share between $1.40 and $1.45, including 7 cents related to the favorable tax ruling for the over funded life insurance reserve fund (see Note 16 in the unaudited condensed consolidated financial statements). Cash flow from operating activities is projected to be approximately $315 million to $365 million.

Sales in our Commercial Systems business are expected to decline approximately 7 percent from the prior year and represent 50 percent of total sales for fiscal year 2003. Our Commercial Systems sales projection assumes new aircraft production at Boeing and Airbus will be approximately 550 in the aggregate. Aftermarket sales in our air transport avionics product line are expected to decrease 5 percent from the prior year due to continued customer financial constraints and the decline in air traffic as a result of the SARS virus and the war in Iraq. We currently anticipate the in-flight entertainment product line sales will decline 15 percent from the prior year. Sales into the business and regional jet marketplace are expected to be flat for this year in comparison to the prior year due to an expected 30 percent decline in business jet OEM sales offset by a 20 percent increase in regional jet sales resulting from higher build rates, organic growth of 5 percent in our business and regional jet aftermarket sales and sales of $60 million to $65 million resulting from our acquisition of Airshow compared with $8 million in the prior year. Commercial Systems operating margins for fiscal year 2003 are projected to be 12 percent to 13 percent.

Sales in our Government Systems business are forecasted to increase 13 percent from the prior year and represent 50 percent of total sales for fiscal year 2003. We anticipate growth in our integrated applications product line as a KC-135 retrofit program is entering low rate initial production in the second half of 2003. We also expect continued sales growth throughout the fiscal year for our communication, navigation, displays and integrated application product lines as we continue to ramp up new development work on the JSF and the JTRS programs and continue work on several C-130, F-22, F-18 and helicopter programs. Government Systems operating margins for fiscal year 2003 are projected to be 18 percent to 19 percent.

Financial Condition and Liquidity

Cash Flow Summary

Cash provided by operating activities was $203 million for the nine months ended June 30, 2003 compared to $231 million in the same period last year. The decrease in cash provided by operating activities during the nine months ended June 30, 2003 was principally due to significantly higher cash flows in 2002 driven by working capital initiatives which resulted in higher cash collections on accounts receivable and reductions to inventory.

Cash used for investing activities during the nine months ended June 30, 2003 was $43 million compared to $50 million in the same period last year. This decrease was primarily due to cash received for a $2 million purchase price adjustment related to the Airshow acquisition for the nine months ended June 30, 2003 compared to cash paid for Communications Solutions, Inc. and Kaiser totaling $31 million, offset by cash received of $15 million related to the divestiture of Kaiser Fluid Technologies, Inc. during the same period last year. Cash investments in equity affiliates for the nine months ended June, 2003 related to an additional $5 million investment in Tenzing. Capital expenditures of $44 million in the nine months ended June 30, 2003 are comparable with the $40 million of capital expenditures for the same period last year. We expect capital expenditures for the full year 2003 to be approximately $80 million.

Cash used for financing activities was $144 million for the nine months ended June 30, 2003. Commercial paper borrowings outstanding decreased by $18 million in the nine months ended June 30, 2003. In addition, we declared and paid cash dividends of $0.27 per share, totaling $48 million, in the nine months ended June 30, 2003. We expect annual dividends to be $0.36 per share in 2003, and we expect to fund these dividends using cash generated by operations. For the nine months ended June 30, 2003 we repurchased 4.5 million shares at a cost of $93 million. The board of directors has authorized repurchases of up to an additional $205 million as of June 30, 2003.

Cash generated by operations combined with our borrowing capacity is expected to meet future operating cash flow needs, capital expenditures, dividend payments, acquisitions, and share repurchases for the foreseeable future.

Liquidity

Our primary source of liquidity is through short-term borrowings in the commercial paper market. Our access to that market is facilitated by the strength of our credit ratings and $850 million of committed credit facilities with several banks (Revolving Credit Facilities). Our current ratings as provided by Moody’s Investors Service, Standard & Poor’s and Fitch, Inc. are A-2 / A / A, respectively, for long-term debt and P-1 / A-1 / F-1, respectively, for short-term debt. Standard & Poor’s and Fitch, Inc. have stable outlooks and Moody’s has a negative outlook on our credit rating. This negative outlook has no impact on our ability to borrow under our commercial paper program.

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. Commercial paper borrowings outstanding were $114 million at June 30, 2003.

Our Revolving Credit Facilities consist of a five-year $500 million portion expiring in May 2006 and a 364-day $350 million portion which expires May 26, 2004. The Revolving Credit Facilities exist primarily to support our commercial paper program, but are available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facilities requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. Our debt to total capitalization ratio at June 30, 2003 was 9 percent. At our election, the 364-day portion of the Revolving Credit Facilities can be converted to a one-year term loan. Our credit facilities do not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. There were no borrowings outstanding under our Revolving Credit Facilities as of June 30, 2003.

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

Contractual Obligations and Other Commitments

The following table reflects certain of our contractual obligations as of June 30, 2003 (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	Thereafter

Non-cancelable operating leases	$51	$17	$26	$8
Purchase commitments	25	3	21	1
Research and development arrangement	12	9	3	—
Commercial paper borrowings	114	114	—	—
Total	$202	$143	$50	$9

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

In addition to the contractual obligations presented in the table, we have other contingent commitments in the form of commercial letters of credit and a lease guarantee for a Rockwell Scientific facility. Outstanding letters of credit are issued by banks on our behalf to support certain contractual obligations to our customers. If we fail to meet these contractual obligations, these letters of credit may become liabilities of our company. Total outstanding letters of credit at June 30, 2003 were $137 million. Our guarantee of a lease obligation of a Rockwell Scientific facility totals $4 million and expires ratably through December 2011. Should Rockwell Scientific fail to meet its lease obligations, this guarantee may become a liability of our company.

Environmental

For information related to environmental claims, remediation efforts and related matters, see Note 18 of the unaudited condensed consolidated financial statements.

Critical Accounting Policies

Preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments, and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events.  The critical accounting policies used in preparation of the Company’s financial statements are described in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the nine months ended June 30, 2003.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, accompanied by such phrases as “believes”, “estimates”, “expects”, “could”, “likely”, “anticipates”, “will”, “intends”, and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the length of the war with Iraq; the impact of the SARS virus on air travel; the consequence of past and future terrorist attacks; political turmoil in the Middle East; the timing related to restoring consumer confidence in air travel; the health of the global economy as well as the commercial aerospace industry; domestic and foreign government spending, budgetary and trade policies; economic and political changes in international markets where we compete; demand for and market acceptance of new and existing products; potential cancellation or delay of orders by our customers; customer bankruptcy; labor work stoppages; market performance of our pension assets; medical plan expenses; recruitment and retention of qualified personnel; our ability to successfully execute to our internal performance plans; favorable outcomes of certain customer procurements and congressional approvals; changes to government policies and regulations; new aircraft build rates; product reliability and cost of repairs; successful execution of our acquisition, strategic and integration plans; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other SEC filings. These forward-looking statements are made only as of the date hereof and we disclaim any intention or obligation to update any forward-looking statements.

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

Interest Rate Risk

In addition to using cash provided by normal operating activities, we utilize short-term commercial paper borrowings to finance operations and business acquisitions. At June 30, 2003, commercial paper borrowings outstanding were $114 million compared with $132 million at September 30, 2002. Although the interest rates are fixed through the maturity date, we are exposed to interest rate risk upon maturity of commercial paper borrowings as we will generally refinance all or a portion of this debt by issuing new commercial paper at market interest rates that may be higher or lower at that time. If market interest rates had averaged 25 percent higher in either 2003 or 2002, the effect on results of operations would not have been material. Due to the short-term nature of commercial paper outstanding, the fair value of these obligations approximated its carrying value at June 30, 2003.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities (by requiring, where possible, export sales be denominated in United States dollars) and utilizing foreign currency forward exchange contracts to manage our exposure on transactions denominated in currencies other than the applicable functional currency. For the nine months ended June 30, 2003, approximately 33 percent of our total sales consisted of sales outside of the United States, with less than 10 percent of total sales denominated in currencies other than the United States dollar. Foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is our policy not to enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to the translation of reported results of our foreign subsidiaries from the local currency to the United States dollars.

At June 30, 2003, we had outstanding foreign currency forward exchange contracts with notional amounts of $117 million compared with $141 million at September 30, 2002, primarily consisting of contracts to exchange the euro and pound sterling. Notional amounts are stated in the U. S. dollar equivalents at spot exchange rates at the respective dates. The use of these contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains and losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of June 30, 2003 and September 30, 2002, the foreign currency forward exchange contracts are recorded at fair value in Other Current Assets in the amount of $5 million and $4 million, respectively, and Other Current Liabilities in the amount of $5 million and $2 million, respectively. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be material to our financial condition, results of operations, or cash flows.

Item 4.             Controls and Procedures

Based on their evaluation as of June 30, 2003, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in SEC rules) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in SEC rules and forms.

PART II.                         OTHER INFORMATION

Item 1.  Legal Proceedings

Originating from a suit initiated on June 18, 2001, Thales Avionics In-Flight Systems, Inc. (“Thales”) sued Calvin Fang, eight other Company employees and the Company.  The Thales complaint, as amended, contained seven causes of action against the Company and/or the individual defendants: misappropriation of trade secrets, fraud, unfair competition, conspiracy, conversion, interference with prospective economic advantage, and violation of the Computer Fraud and Abuse Act, a federal statute.  On October 2, 2002, the Company filed an answer and affirmative defenses in which the Company denied the allegations set forth in the complaints and asserted various defenses.  The Company also asserted a counterclaim against Thales alleging that Thales’ in-flight entertainment systems infringe a Rockwell Collins patent.  In July 2003, the parties reached a settlement of this action, which (i) will have no material effect to the Company’s financial condition or results of operations for the year ended September 30, 2003 and (ii) includes the agreed upon dismissal of all claims and counterclaims filed by Thales and the Company in this action.

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

10-d-1                                            The Company’s Incentive Compensation Plan, adopted by the Company’s Board of Directors on June 11, 2003.

10-n-2                                            Amended schedule identifying executives of the Company who are party to a Change of Control Agreement in the form set forth as Exhibit 10.7.1 to the Form 10.

10-o-2                                            Amendment No. 1 to 364-day Credit Agreement dated as of May 28, 2003 among the Company, the Banks listed therein and JPMorgan Chase Bank, as Agent.

12                                                                 Computation of Ratio of Earnings to Fixed Charges for the nine months ended June 30, 2003.

31.1                                                        Certification by Chief Executive Officer.

31.2                                                        Certification by Chief Financial Officer.

32.1                                                        Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                                                        Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K during the three months ended June 30, 2003:

Form 8-K dated April 16, 2003 announcing second quarter financial results and an outlook for fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	August 12, 2003	By	/s/ P. E. Allen
P. E. Allen
Vice President, Finance and Treasurer (Principal Accounting Officer)

Date:	August 12, 2003	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President, General Counsel and Secretary