Form 10-K
period 2003-09-30
ROCKWELL COLLINS INC
filed 2003-11-13
CIK 1137411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003.

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

SECURITIES REGISTERED PURSUANT

TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant on March 31, 2003 was approximately $3.3 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

177,013,772 shares of the registrant’s Common Stock were outstanding on October 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Certain information contained in the Annual Report to Shareowners of the registrant for the fiscal year ended September 30, 2003 is incorporated by reference into Part I, Part II and Part IV.

(2)	Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 10, 2004 is incorporated by reference into Part III.

Rockwell Collins, Inc.

Annual Report on Form 10-K

PART I

Item 1.    Business.

General

Our company, Rockwell Collins, Inc., is a leader in providing design, production and support of communications and aviation electronics for commercial and military customers worldwide. While our products and systems are primarily focused on aviation applications, our Government Systems business also offers products and systems for ground and shipboard applications. We also provide a wide range of services and support to our customers through our network of over 60 service centers worldwide, including equipment repair and overhaul, service parts, field service engineering, training, technical information services and aftermarket used equipment sales. We operate in multiple countries and are headquartered in Cedar Rapids, Iowa.

Our company’s heritage is rooted in the Collins Radio Company formed in 1933. Rockwell International Corporation (now named Rockwell Automation, Inc. and referred to herein as “Rockwell”) purchased the Collins Radio Company in 1973. The Collins legacy continued to be fostered under Rockwell’s ownership until 2001 when we became an independent company. Rockwell Collins, Inc. was incorporated in Delaware in March 2001 in connection with the June 29, 2001 distribution of our shares (the “Distribution”) by Rockwell to Rockwell shareowners. In the Distribution, Rockwell shareowners received one share of our common stock for each share of Rockwell common stock. Prior to the Distribution, Rockwell transferred substantially all of its operations, assets and liabilities related to the avionics and communications businesses owned and operated by Rockwell and certain other assets and liabilities to us or to our subsidiaries. As used herein, the terms “we”, “us”, “our” or the “Company” include subsidiaries and predecessors unless the context indicates otherwise.

Whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions of our 2003 Annual Report to Shareowners (the “2003 Annual Report”) or to information in our Proxy Statement for the Annual Meeting of Shareowners to be held on February 10, 2004 (the “2004 Proxy Statement”), such information shall be deemed to be incorporated herein by such reference.

The financial information included or incorporated by reference in this Annual Report on Form 10-K contains information for 2001 while we were operated as a business of Rockwell prior to the Distribution, and may not necessarily reflect what the financial position, results of operations and cash flows would have been had we been operated independently during all of 2001.

Our fiscal year ends on September 30. All date references to years contained herein relate to our fiscal year ending September 30 unless otherwise stated.

Financial Information About Our Business Segments

Financial information with respect to our business segments, including revenues, operating income and total assets, is contained under the caption Segment Performance in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Annual Report, and in Note 23 of the Notes to Consolidated Financial Statements in the 2003 Annual Report.

Access to Company’s Reports

We maintain an Internet website at http://www.rockwellcollins.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on this site as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. We also post corporate governance information (including our corporate governance guidelines and committee charters) and other information related to our company on our Internet website and this information is available free of charge on this site. We will provide, without charge, upon written request, copies of our corporate governance information. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Description of Business by Segment

We serve our worldwide customer base through our Commercial Systems and Government Systems business segments. These two segments are described in detail below.

Commercial Systems

Our Commercial Systems business supplies flight deck and cabin systems and products to customers in the air transport and business aviation market. Flight deck systems and products include communications, navigation, surveillance, displays, automatic flight control and flight management systems. Cabin systems and products include in-flight entertainment, cabin management and information management systems. Commercial Systems customers include manufacturers of commercial air transport, regional and business aircraft, commercial airlines, regional airlines, fractional operators and business jet operators. Aviation electronic systems and products supplied by our Commercial Systems business include:

•	Integrated avionics systems and products, such as the Pro Line 21 system which provides advanced avionics such as liquid crystal flight displays, flight management, integrated flight control, automatic flight controls and engine indication and crew alerting.

•	In-flight entertainment systems and products, including the enhanced Total Entertainment System (eTES) and the Passenger Audio Video Entertainment System (P@ves), as well as a full line of audio and video entertainment solutions for widebody and narrow aircraft.

•	Cabin electronics products and solutions for the business jet market, including lighting and other environmental controls, passenger information and entertainment, business support systems, network capabilities and passenger flight information systems.

•	Communications systems and products, such as data link, High Frequency (HF), Very High Frequency (VHF) and satellite communications systems.

•	Navigation systems and products, including multi-mode receivers, radio and geophysical navigation sensors, as well as flight management systems.

•	Situational awareness and surveillance systems and products, such as Head-Up Guidance Systems, weather radar and collision avoidance systems.

•	Flight deck systems and products, which include a broad offering of multi-function cockpit liquid crystal display (LCD) units, CRT display units and head-up displays (HUDs).

•	Integrated information systems, such as eEnable and eXchange, to provide information management solutions that help improve flight operations, maintenance and cabin services, as well as provide worldwide TV coverage.

Significant highlights for the Commercial Systems segment in 2003 included:

•	The Pro Line 21 advanced avionics system received U.S. Federal Aviation Administration and Transport Canada certification onboard the new Bombardier Challenger 300 super-midsize aircraft.

•	Boeing selected us to supply global airborne information management equipment which will provide a variety of operational, crew and passenger capabilities, including email and Internet access for its e-Enabled Advantage initiative which was unveiled at the Paris Air Show in June of 2003.

•	AVIC I Commercial Aircraft Co. (ACAC) Ltd. of China selected us to use the Pro Line 21 avionics package and act as the avionics systems integrator for its new ARJ21 regional jet. ACAC has estimated the market for this 70 to 99 seat regional aircraft in China and globally at 500 aircraft.

•	Japan Airlines selected our communications, navigation and surveillance avionics for five Boeing 767-300ER aircraft which are scheduled for delivery through 2004.

•	Royal Air Maroc selected us to provide in-flight entertainment systems and avionics for four new Airbus A321 and 19 Boeing 737-700/800 aircraft. Deliveries began this year and extend through 2013.

•	Pro Line 21 Continuum received certification for the Hawker 700 aircraft.

•	Qantas Airways took delivery of its first Boeing 747-400ER equipped with our new liquid crystal flight displays, Multiscan TM weather radar and TESTM for in-flight entertainment. Qantas has six firm orders for the 747-400ER with options for four additional aircraft.

Government Systems

Our Government Systems business supplies defense electronics products and integrated systems, including communications, navigation and displays, for airborne, ground and shipboard applications to the U.S. Department of Defense, U.S. Coast Guard, civil agencies, defense contractors and foreign ministries of defense. Our defense electronics equipment includes:

•	Communications products and systems designed to help customers transfer information across the communications spectrum, ranging from Low and Very Low Frequency to High, Very High and Ultra High Frequency to satellite communications.

•	Military data link products and systems.

•	Navigation products and systems, including radio navigation systems, global positioning systems (GPS), handheld navigation systems and multi-mode receivers.

•	Integrated systems for the flight deck, such as the Flight2 system, that combine flight operations with navigation and guidance functions and that can include flight controls and displays, information/data processing and communications, navigation and/or safety and surveillance systems.

•	Cockpit display systems, including flat panel, multipurpose, wide fields of view, head up, head down and helmet mounted displays for tactical fighter and attack aircraft.

•	Integrated computer systems for future combat systems.

Significant highlights for the Government Systems segment in 2003 included:

•	The General Dynamics – Rockwell Collins team was selected to provide the Integrated Computer Systems (ICS) for the U.S. Army’s Future Combat Systems (FCS) program. The ICS is expected to be the command, control, communications, computing, intelligence, surveillance and reconnaissance infrastructure used for the FCS family of advanced, networked air and ground based systems for use by the Army’s Objective Force.

•	We were selected by Boeing to provide key avionics and support for the new 767 Tanker Transport program. The 100 aircraft global tanker program is anticipated to be delivered over a 10 year period. The U.S. Department of Defense has approved the lease of 100 KC-767A tankers. The lease details are pending approval by Congress.

•	We were awarded a contract for Phase 3 of the Tactical Targeting Network Technology (TTNT) program. TTNT is a high speed, dynamic ad hoc network designed to assist the U.S. military in creating a rapid retargeting capability that will be critical across vital military operations. TTNT is under development primarily for the U.S. Air Force Research Labs and the Defense Research Projects Agency (DARPA).

•	We were awarded a contract by the U.S. Air Force to lead an integrated product team to develop a Weapon Data Link Architecture program. This contract entails the development of networked, in-flight communication for precision guided weapons, using software communication architecture that is compliant with the Department of Defense’s Joint Tactical Radio System (JTRS) policy.

•	We were one of three contractors selected by the U.S. Air Force to study the development of modernized military global positioning system user equipment (MUE). As a result of the study contract, the Air Force will downselect to two companies to compete for the MUE engineering development contract in mid-2005.

•	VT Merlin Communications awarded us a communications solutions contract for the U.K. Defence High Frequency Communications Service program. Under this contract, we will provide high frequency radios, command and control software and support services over a 15 year period.

•	We were awarded a five-year contract from the Naval Inventory Control Point, Philadelphia, for a performance based logistics program which entails the management, support and repair of certain F/A-18 and F-14D tactical cockpit displays.

Another significant highlight is our selection in October 2003 for delivery of defense advanced GPS receivers (DAGRs) for primary use by the U.S. Army. We were selected by the GPS Joint Program Office to provide full rate production of DAGRs over the next eight years. Deliveries are expected to commence in November 2004.

Customers; Sales and Marketing

We serve a broad range of customers worldwide, including manufacturers of commercial air transport, business and regional aircraft, commercial airlines, regional airlines, fractional operators, business jet operators, the U.S. Department of Defense, U.S. Coast Guard, civil agencies, defense contractors and foreign ministries of defense. We market our products, systems and services directly to Commercial Systems and Government Systems customers through an internal marketing and sales force. In addition, we utilize a worldwide dealer network to distribute our products and international sales representatives to assist with international sales and marketing. In 2003, various branches of the U.S. Government accounted for 39% of our total sales while The Boeing Company accounted for 5% and Bombardier, Inc. accounted for 6% of our total sales.

Our largest customers have substantial bargaining power with respect to price and other commercial terms. Although we believe that we generally enjoy good relations with our customers, the loss of all or a substantial portion of our sales to any of our large volume customers for any reason, including the loss of contracts, bankruptcy, reduced or delayed customer requirements or strikes or other work stoppages affecting production by these customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Competition

We operate in a highly competitive environment. Principal competitive factors include total cost of ownership, product and system performance, quality, service, warranty terms, technology and design engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of United States and international companies, including approximately ten principal competitors in each of our Commercial Systems and Government Systems businesses. Some of our competitors include Honeywell International, Inc., Thales S.A., Matsushita, Raytheon Co., Harris Corp., BAE Systems Aerospace, Inc., General Dynamics Corporation, L3 Communications, Inc., and Northrop Grumman Corp. Several of our competitors are significantly larger than us in terms of resources and market share, and some of our competitors are also our customers. Some of our competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products. Furthermore, competitors who have greater financial resources may be better able to provide a broader range of financing alternatives to their customers in connection with sales of their products.

Industry consolidation has had a major impact on the competitive environment in which we operate. Over the past several years, our competitors have undertaken a number of mergers, alliances and realignments that have contributed to a very dynamic competitive landscape. During the past two years, we have completed two acquisitions and entered into several strategic alliances and a joint venture to improve our competitive position and expand our market reach.

Raw Materials, Supplies and Working Capital

We believe we have adequate sources for the supply of raw materials and components for our manufacturing and service needs with suppliers located around the world. Electronic components and other raw materials used in the manufacture of our products are generally available from several suppliers. We continue to work with our supply base for raw materials and components to ensure an adequate source of supply, including strategic alliances, dual sourcing, identification of substitute or alternate parts that meet performance requirements and life-time buys. These life-time buys involve purchases of multiple years of supply in order to meet production and service requirements over the life span of a product. Although historically we have not experienced any significant difficulties in obtaining an adequate supply of raw materials and components necessary for our manufacturing operations or service needs, the loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our investment in inventory is a significant part of our working capital and historically we have maintained sufficient inventory to meet our customers’ requirements on a timely basis. This investment includes finished goods, spare parts and goods on consignment with airlines. Our accounts receivable also constitute a significant part of our working capital. The critical accounting policies involving inventory valuation reserves are discussed under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Annual Report.

Backlog

The following table summarizes our backlog (in millions):

	September 30
	2003	2002
Commercial Systems	$352	$454
Government Systems:
Funded Orders	1,777	1,490
Unfunded Orders	184	163

Total Backlog	$2,313	$2,107

Our backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. Although we believe that the orders included in backlog are firm, some orders may be canceled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes that it is in our best interest to do so. Our backlog includes approximately $980 million of orders not expected to be filled by us in 2004, principally in our Government Systems business.

Joint Ventures and Investments

Joint ventures, strategic investments and other cooperative arrangements are part of our business strategies to broaden the market for our products and develop new technologies. We currently have interests in three joint ventures and one investment.

We have a 50% ownership interest in Data Link Solutions LLC (DLS), a joint venture with BAE Systems, plc, for joint pursuit of the worldwide military data link market. We have a 50% ownership interest in Vision Systems International, LLC (VSI), a joint venture with Elbit Systems, Ltd., for joint pursuit of helmet mounted cueing systems for the worldwide military fixed wing marketplace.

We and Rockwell each own a 50% equity interest in Rockwell Scientific Company LLC (RSC), which is engaged in advanced research and development of technologies in electronics, imaging and optics, material and computational sciences and information technology. RSC provides research and development services to us, as well as to The Boeing Company, Rockwell, the U.S. Government and other customers. RSC is also pursuing the commercialization of its technologies through licensing, low rate production and strategic alliances.

We also have an investment (representing a 16% ownership stake as of September 30, 2003) in Tenzing Communications, Inc., which is developing passenger connectivity solutions for commercial aircraft.

Significant highlights for our Joint Ventures in 2003 include:

•	VSI was awarded a contract from Lockheed Martin for the development of VSI’s advanced Helmet Mounted Display system for the F-35 Joint Strike Fighter.

•	VSI was awarded a contract from Boeing for the low rate initial production of 300 Joint Helmet Mounted Cueing Systems for the F-15, F-16 and F/A-18 aircraft. Subsequently, we were awarded a contract from the VSI joint venture for low rate initial production work. VSI anticipates a full rate production award later this year.

•	DLS was awarded a contract from the Space and Naval Warfare Systems Command to provide the Multifunctional Information Distribution System (MIDS) on Ship Systems for the U.S. Navy. This initial contract includes seven systems, with the potential to deliver as many as 50 systems during the next seven years. Initial deliveries will begin in the third quarter of 2004.

•	RSC was selected to participate in the U.S. Army’s Dual Band Focal Plane Array ManTech (Manufacturing Technology) program. The program is to develop improved manufacturing processes for dual-band (two-color) infrared sensors for imaging applications. These large-format sensor arrays simultaneously respond in two key infrared bands to give superior performance and range, thus meeting the needs of a wide range of potential critical military applications, especially those involving long-range target.

Acquisitions and Dispositions

We continually consider various business opportunities, including strategic acquisitions and alliances, licenses and marketing arrangements, and we review the prospects of our existing businesses to determine whether any of them should be modified, sold or otherwise discontinued.

We completed three acquisitions in the past three years to augment our internal growth plans. These acquisitions were:

•	cabin electronics systems: the August 2002 acquisition of Airshow, Inc.;

•	signals intelligence and surveillance solutions: the March 2002 acquisition of Communication Solutions, Inc.; and

•	display systems and products: the December 2000 acquisition of Kaiser Aerospace & Electronics Corporation.

In March 2002 we completed the disposition of Kaiser Fluid Technologies, Inc., a non-core business.

In October 2003, we entered into an agreement to acquire NLX LLC, a leader in integrated training and simulation systems. The cash purchase price of the acquisition is $125 million, subject to a possible post-closing purchase price adjustment in favor of Rockwell Collins. The acquisition is expected to close prior to December 31, 2003 and is pending customary closing conditions, including regulatory approvals.

Additional information relating to our acquisitions is contained in Note 3 of the Notes to Consolidated Financial Statements in the 2003 Annual Report.

Research and Development

We have significant research, development, engineering and product design capabilities. At September 30, 2003, we employed approximately 3,500 engineers, scientists and supporting technical personnel.

We spent $216 million, $253 million and $295 million in 2003, 2002 and 2001, respectively, on company funded research and development. In addition, customer-sponsored research and development was $259 million, $231 million and $217 million in 2003, 2002 and 2001, respectively. Customer-sponsored research and development includes activities relating to the development of new products and the improvement of existing products.

Intellectual Property

We own more than 600 United States and foreign patents and have numerous pending patent applications, including patents and patent applications purchased in our acquisitions. We also license certain patents relating to our manufacturing and other activities. While in the aggregate we consider our patents and licenses important to the operation of our business, we do not consider any individual patent or license to be of such importance that the loss or termination of any one patent or license would materially affect us.

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

Employees

As of September 30, 2003, we had approximately 14,300 full-time employees. Approximately 2,100 of our employees in the United States are covered by collective bargaining agreements. We reached agreement in 2003 with three bargaining units on multi-year extensions of their collective bargaining agreements.

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

Regulatory Matters

The sale, installation and operation of our products in commercial aviation applications is subject to continued compliance with applicable regulatory requirements and future changes to those requirements. In the U.S., our commercial aviation products are required to comply with Federal Aviation Administration regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. Some of our products, such as radio frequency transmitters and receivers, must also comply with Federal Communications Commission regulations governing authorization and operational approval of telecommunications equipment.

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

As a defense contractor, our contract costs are audited and reviewed on a continual basis by the Defense Contract Audit Agency. Audits and investigations are conducted from time to time to determine if our performance and administering of our U.S. Government contracts are compliant with applicable contractual requirements, and procurement and other applicable Federal statutes and regulations. Under present U.S. Government procurement regulations, if indicted or adjudged in violation of procurement or other Federal civil laws, a contractor, such as us, could be subject to fines, penalties, repayments or other damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. In addition, a U.S. Government contractor’s foreign export privileges could be suspended or revoked.

Although we do not have any significant regulatory action pending against us, any such action could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Environmental Matters

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had and will continue to have an impact on our manufacturing operations. Compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. Management believes that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business or financial condition, but could possibly be material to the results of operations or cash flows of any one period. Management cannot assess the possible effect of compliance with future environmental requirements. Additional information on environmental matters is contained in Note 21 of the Notes to Consolidated Financial Statements in the 2003 Annual Report.

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

Selected financial information by major geographic area for each of the three years in the period ended September 30, 2003 is contained in Note 23 of the Notes to Consolidated Financial Statements in the 2003 Annual Report.

Certain Business Risks

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth below and elsewhere in this Annual Report on Form 10-K, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

We are currently operating in a generally depressed market for our commercial aviation electronics products.

Current business conditions in our commercial air transport, in-flight entertainment and business jet markets are depressed. Reduced aircraft build rates at original equipment manufacturers of air transport and business jets and a reduction in spending on upgrades to existing aircraft are adversely affecting our sales of flight deck electronic products and systems. In addition, the difficult current business environment for many U.S. commercial airlines adversely affects our sales of avionics and in-flight entertainment products and potentially our ability to collect our receivables associated with these customers. Moreover, there is a reduced need for aircraft maintenance due to declines in air travel. It is difficult to estimate when these markets will improve since they are impacted in large part by business and personal air travel. These prevailing uncertainties make it somewhat difficult for us to predict future sales, expenditures, income and cash flows.

International conflicts may further adversely affect our business.

International conflicts such as the war in Iraq, political turmoil in the Middle East and the possibility of future terrorist attacks cause significant uncertainty with respect to U.S. and other business and financial markets and adversely affect our business. Although our Government Systems business may experience greater demand for its products as a result of increased government defense spending, factors arising (directly or indirectly) from international conflicts which have adversely affected our business and which may further adversely affect our business include those described in the prior paragraph, as well as increases in the cost of property and aviation products insurance and increased restrictions placed on our insurance policies. Furthermore, we currently hold only nominal insurance related to the effects of terrorist acts on our assets and our aircraft products.

We depend to a significant degree on U.S. Government contracts, which are subject to unique risks.

In 2003, 39% of our sales were derived from United States government contracts. In addition to normal business risks, companies engaged in supplying equipment to the United States government are subject to unique risks which are largely beyond our control. These risks include:

•	dependence on Congressional appropriations and administrative allotment of funds;

•	the ability of the U.S. government to terminate, without prior notice, partially completed government programs and contracts that were previously authorized;

•	changes in governmental procurement legislation and regulations and other policies which may reflect military and political developments;

•	significant changes in contract scheduling;

•	intense competition for available United States government business necessitating increases in time and investment for design and development;

•	difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work;

•	changes over the life of United States government contracts, particularly development contracts, which generally result in adjustments of contract prices; and

•	claims based on United States government work, which may result in fines, the cancellation or suspension of payments or suspension or debarment proceedings affecting potential further business with the United States government.

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

In 2003, revenues from products and services exported from the U.S. or manufactured and serviced abroad were 34% of our total sales. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:

•	laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad;

•	changes in regulatory requirements, including imposition of tariffs or embargoes, export controls and other trade restrictions;

•	uncertainties and restrictions concerning the availability of funding, credit or guarantees;

•	import and export licensing requirements and regulations;

•	taxes, including the Extraterritorial Income Exclusion, which provides a tax benefit on export sales and is subject to potential repeal;

•	uncertainties as to local laws and enforcement of contract and intellectual property rights; and

•	rapid changes in government, economic and political policies, political or civil unrest or the threat of international boycotts or U.S. anti-boycott legislation.

While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition, operating results and cash flows in the future.

We have made, and expect to continue to make, strategic acquisitions that involve significant risks and uncertainties.

We completed two acquisitions in the last two years and we intend to enter into acquisitions in the future in an effort to enhance shareowner value. Acquisitions involve a certain amount of risks and uncertainties such as:

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

During 2003 approximately 90% of our total sales were from firm, fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial estimates are incorrect, we can lose money on these contracts. Government contracts can expose us to potentially large losses because the government can compel us to complete a project or, in the event of a termination for default, pay the entire cost of its replacement by another provider regardless of the size of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, the following items can result in the contractual price becoming less favorable or even unprofitable to us over time: unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with other contractors and cost overruns. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns would have an adverse impact on our financial results and cash flows.

Costs of certain employee and retiree benefits may continue to rise.

Over the last few years, we have experienced significant increases in the costs of medical and pension benefits. Although we have taken action seeking to contain these cost increases, including making material changes to these plans, there are risks that our costs for these benefits will increase as a result of:

•	continued increases in medical costs due to increased usage of medical benefits and medical inflation in the United States;

•	declines in the U.S. stock market on the performance of our pension plan assets; and

•	further reductions in the discount rate used to determine the present value of our benefit obligations.

Cautionary Statement

This Annual Report on Form 10-K, and documents that are incorporated by reference in this Annual Report on Form 10-K, contain statements, including certain projections and business trends, accompanied by such phrases as “believes”, “estimates”, “expects”, “could”, “likely”, “anticipates”, “will”, “intends”, and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to uncertainty following the war in Iraq; political turmoil in the Middle East; the timing related to restoring consumer confidence in air travel; the health of the global economy as well as the commercial aerospace industry; domestic and foreign government spending, budgetary and trade policies; economic and political changes in international markets where we compete; demand for and market acceptance of new and existing products; performance of our products; potential cancellation, delay of orders or changes in procurement practices by our customers; customer bankruptcy; labor work stoppages; returns on our pension plan assets; recruitment and retention of qualified personnel; performance of our major suppliers and subcontractors; our ability to successfully execute to our internal performance plans; achieving our planned effective tax rates; favorable outcomes of certain customer procurements and congressional approvals; changes to government policies and regulations; changes to new aircraft build rates; product reliability and cost of repairs; successful execution of our acquisition, strategic and integration plans; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other SEC filings. These forward-looking statements are made only as of the date hereof.

Item 2.    Properties.

As of September 30, 2003, we operated twelve manufacturing facilities throughout the United States and one manufacturing facility each in Mexico, France and the United Kingdom. The Company also had engineering facilities, sales offices, warehouses and service locations in approximately 75 cities. These facilities have aggregate floor space of approximately 5.4 million square feet, substantially all of which is in use. Of this floor space, approximately 65% is owned and approximately 35% is leased. There are no major encumbrances on any of our plants or equipment, other than financing arrangements which in the aggregate are not material. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2003 is as follows:

Location	Owned Facilities	Leased Facilities	Total
	(in thousands of square feet)
United States	3,392	1,492	4,884
Europe	90	193	283
Canada and Mexico	—	112	112
Asia Pacific	—	79	79
South America	—	6	6

Total	3,482	1,882	5,364

Type of Facility	Owned Facilities	Leased Facilities	Total
	(in thousands of square feet)
Manufacturing	1,360	711	2,071
Sales, Engineering, Service and General Office Space	2,122	1,171	3,293

Total	3,482	1,882	5,364

We have facilities with a total of at least 100,000 square feet in the following cities: Cedar Rapids, Iowa (2,480,000 square feet), Melbourne, Florida (290,000 square feet), Richardson, Texas (280,000 square feet), Pomona, California (270,000 square feet), Irvine, California (220,000 square feet), San Jose, California (220,000 square feet), Coralville, Iowa (180,000 square feet), Toulouse, France (120,000 square feet) and Mexicali, Mexico (110,000 square feet). Most of our facilities are generally shared for the benefit of our Commercial Systems and Government Systems businesses.

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

On April 3, 2000, a civil action was filed against us in the Court of Common Pleas of Pennsylvania for Allegheny County, Westinghouse Air Brake Technologies Corp. v. Rockwell Collins, Inc., asserting various claims arising out of the plaintiff’s purchase of our former Railroad Electronics business on October 5, 1998 pursuant to a sale agreement. Specifically, the plaintiff alleged that it was entitled under provisions of the sale agreement to a post-closing adjustment of approximately $7 million in the purchase price, and that it was entitled to unspecified damages for alleged misrepresentations, breaches of warranty, mistake of fact, and failure by us to turn over certain assets and to provide certain post-closing support. On December 13, 2000, the trial court ordered that the claim for a post-closing adjustment in the purchase price be submitted to mandatory arbitration pursuant to the provisions of the sale agreement, but declined to stay court proceedings on the other issues during pendency of the arbitration proceeding. On June 18, 2002 the arbitrator issued a ruling in our favor and denying in its entirety plaintiff’s claims for a post-closing adjustment to the purchase price. On October 13, 2003, we reached a settlement in this case which (i) will have no material effect to our financial condition or results of operations and (ii) includes the agreed upon dismissal of all claims filed by plaintiff in this action.

In addition, various other lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, intellectual property, environmental, safety and health, contract and employment matters.

Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, management believes the disposition of matters that are pending or asserted will not have a material adverse effect on our business or financial condition, but could possibly be material to the results of operations or cash flows of any one period.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Item 4a.    Executive Officers of the Company.

The name, age, office and position held with us, and principal occupations and employment during the past five years of each of our executive officers as of November 1, 2003 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age
Clayton M. Jones — Chairman of the Board of Rockwell Collins since June 2002; President and Chief Executive Officer of Rockwell Collins since June 2001; Senior Vice President of Rockwell (electronic controls and communications) and President of Rockwell Collins, Inc., a subsidiary of Rockwell, from January 1999 to May 2001; Executive Vice President of Rockwell Collins, Inc. prior thereto	54

Barry M. Abzug — Senior Vice President, Corporate Development of Rockwell Collins since October 2001; President and General Manager, Aerospace/Communications Division of ITT Industries, Inc. (engineering and manufacturing) from October 1998 to August 2000; Vice President and Director, Communications Systems Business Unit of the Aerospace/Communications Division of ITT Industries, Inc. prior thereto	51

Name, Office and Position, and Principal Occupations and Employment	Age
Patrick E. Allen — Vice President, Finance and Treasurer of Rockwell Collins since June 2001; Vice President and Treasurer of Rockwell from June 2000 to May 2001; Vice President, Financial Planning and Analysis of Rockwell from June 1999 to May 2000; Assistant Controller of Rockwell prior thereto	39

John-Paul E. Besong — Senior Vice President of e-Business & Lean Electronics of Rockwell Collins since February 2003; Vice President of e-Business & Lean Electronics of Rockwell Collins from January 2002 to February 2003; Vice President of e-Business of Rockwell Collins from January 2000 to January 2002; Program Executive of the Enterprise Resource Planning system of Rockwell Collins, Inc., a subsidiary of Rockwell, prior thereto	50

Gary R. Chadick — Senior Vice President, General Counsel and Secretary of Rockwell Collins since July 2001; Assistant General Counsel of Operations of Litton Industries, Inc. (advanced electronics, information systems, electronic components and ship systems) from September 1999 to July 2001; Group Counsel, Litton Advanced Electronics Systems Group prior thereto	42

Robert M. Chiusano — Executive Vice President and Chief Operating Officer, Commercial Systems of Rockwell Collins since May 2002; Executive Vice President and Chief Operating Officer, Government Systems of Rockwell Collins from June 2001 to May 2002; Vice President and General Manager, Government Systems of Rockwell Collins, Inc., a subsidiary of Rockwell, prior thereto	53

Gregory S. Churchill — Executive Vice President and Chief Operating Officer, Government Systems of Rockwell Collins since May 2002; Vice President and General Manager of Business and Regional Systems for Commercial Systems of Rockwell Collins from June 2001 to May 2002; Vice President of Business Development for Government Systems of Rockwell Collins, Inc., a subsidiary of Rockwell, from February 2001 to June 2001; Vice President, Integrated Applications and Navigation Programs of Rockwell Collins, Inc. from October 1999 to February 2001; Vice President, Program Management of Rockwell Collins, Inc. prior thereto

46

Lawrence A. Erickson — Senior Vice President and Chief Financial Officer of Rockwell Collins since June 2001; Vice President and Controller, Finance and Strategic Development of Rockwell Collins, Inc., a subsidiary of Rockwell, from October 1999 to May 2001; Vice President and Controller of Rockwell Collins, Inc. prior thereto	54

Jerome J. Gaspar — Senior Vice President, Engineering and Technology of Rockwell Collins since June 2001; Vice President, Engineering and Technology of Rockwell Collins, Inc., a subsidiary of Rockwell, from January 2000 to May 2001; Vice President, Displays Center of Excellence of Rockwell Collins, Inc. prior thereto	58

Harry L. Gregory — Senior Vice President and General Manager of Rockwell Collins Aviation Services since February 2003; Vice President and General Manager of Collins Aviation Services of Rockwell Collins prior thereto	59

Ronald W. Kirchenbauer — Senior Vice President, Human Resources, of Rockwell Collins since April 2003; Senior Vice President, Employee and Workplace Services, of Cadence Design Systems, Inc. (electronic design technologies and services) prior thereto	56

Name, Office and Position, and Principal Occupations and Employment	Age
Kent L. Statler — Senior Vice President of Operations of Rockwell Collins since January 2003; Vice President of Manufacturing Operations of Rockwell Collins from January 2002 to January 2003; Vice President Lean Electronics of Rockwell Collins from January 2001 to January 2002; Vice President of Collins Maintenance Operations for Collins Aviation Services of Rockwell Collins, Inc., a subsidiary of Rockwell, from September 1999 to January 2001; Director of Collins Service Centers of Collins Subsidiary & Service Business of Rockwell Collins, Inc. prior thereto	38

Derek R. Wimmer — Vice President and General Auditor of Rockwell Collins since June 2001; Controller of Rockwell Collins Air Transport Systems of Rockwell Collins, Inc., a subsidiary of Rockwell, from November 2000 to May 2001; Senior Director, Commercial and Business Compliance of Rockwell Collins, Inc. from October 1998 to November 2000; Vice President, International Planning and Development of Rockwell prior thereto	57

There are no family relationships, as defined, between any of the above executive officers and any other executive officer or any director. No officer was selected pursuant to any arrangement or understanding between him and any person other than us. All executive officers are elected annually.

PART II

Item 5.    Market for the Company’s Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol “COL”. On October 31, 2003, there were 38,508 shareowners of record of our Common Stock.

The following table sets forth the high and low sales price of our Common Stock on the New York Stock Exchange—Composite Transactions reporting system during each quarter of the Company’s years ended September 30, 2003 and 2002:

	2003		2002
Fiscal Quarters	High	Low	High	Low
First	$24.08	$19.60	$19.98	$12.99
Second	23.99	17.20	25.80	18.51
Third	25.05	18.11	27.70	21.26
Fourth	27.67	24.43	27.15	18.50

Dividends

The following table sets forth the cash dividends per share paid by us during each quarter of our years ended September 30, 2003 and 2002:

Fiscal Quarters	2003	2002
First	$0.09	$0.09
Second	0.09	0.09
Third	0.09	0.09
Fourth	0.09	0.09

We anticipate that we will pay quarterly cash dividends which, on an annual basis, will equal $0.36 per share. The declaration and payment of dividends by us, however, will be at the sole discretion of our Board of Directors.

Repurchases

Our Board of Directors has authorized over the past two years the repurchase of a total of $400 million of our Common Stock. During 2003, we repurchased approximately 6.8 million shares of our Common Stock in open-market transactions at a total cost of approximately $154 million, which resulted in an average cost of $22.56 per share. During 2002, we repurchased approximately 4.5 million shares in open-market transactions at a total cost of approximately $102 million, which resulted in an average cost of $22.74 per share.

Item 6.    Selected Financial Data.

See the information in the table captioned Selected Financial Data in the 2003 Annual Report.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the discussion and analysis under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

See the discussion and analysis under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Annual Report.

Item 8.    Financial Statements and Supplementary Data.

See Independent Auditors’ Report, Consolidated Statement of Financial Position, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Shareowners’ Equity and Comprehensive Income, and Notes to Consolidated Financial Statements in the 2003 Annual Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of September 30, 2003, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of September 30, 2003 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART III

Item 10.    Directors and Executive Officers of the Company.

See the information under the caption Election of Directors, Information as to Nominees for Directors and Continuing Directors in the 2004 Proxy Statement. See also the information with respect to executive officers of the Company under Item 4a of Part I.

No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than us pursuant to which such person is or was to be selected as a director or nominee.

The board of directors has determined that Joseph F. Toot, Jr., Anthony J. Carbone and Richard J. Ferris are “audit committee financial experts” and “independent” as defined under applicable SEC rules. The Board’s affirmative determination with respect to Messrs. Toot and Ferris was based upon their extensive experience as chief executive officers of public companies in actively supervising chief financial officers and their extensive audit committee experience. The Board’s affirmative determination with respect to Mr. Carbone was based upon his twenty-four years in various executive positions at the Dow Chemical Company, including four years as an Executive Vice President in which he actively supervised business unit controllers and actively reviewed business unit financial statements, his eight years serving on Dow’s Finance Committee where Dow’s financial statements were reviewed and analyzed on a quarterly basis, and the more than two years he has served on our Audit Committee during which he reviewed and analyzed our financial statements.

We have adopted a handbook entitled “Ethics is Good Business and Integrity is the Bottom Line” and the Rockwell Collins Standards of Business Conduct Policy (collectively, the “code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Vice President, Finance and Treasurer (who serves as our principal accounting officer) and other finance organization employees, as well as to all our other employees and to the members of our Board of Directors. The code of ethics is publicly available on our website at www.rockwellcollins.com. If we make any amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code applicable to our Chief Executive Officer, Chief Financial Officer or principal accounting officer requiring disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website.

Item 11.    Executive Compensation.

See the information under the caption Compensation of Directors in the 2004 Proxy Statement and under the captions Executive Compensation, Option Grants, Long-Term Incentive Plans – Awards in Last Fiscal Year, Aggregated Option Exercises and Fiscal Year-End Values, Retirement Benefits, Compensation Committee Report on Executive Compensation and Shareowner Return Performance Presentation in the 2004 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions Voting Securities and Equity Ownership of Certain Beneficial Owners and Management in the 2004 Proxy Statement.

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2003, including our 2001 Stock Option Plan, 2001 Long-Term Incentives Plan and Directors Stock Plan:

Equity Compensation Plan Information (1)

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category

Equity compensation plans approved by security holders(2)	14,207,587	$22.93	16,486,130

Equity compensation plans not approved by security holders	None	None	None

Total	14,207,587	$22.93	16,486,130

(1)	Includes in column (c) shares available under our Employee Stock Purchase Plan, which allows employees to have withheld up to 15 percent of their base compensation toward the purchase of our Common Stock. Under this plan, shares may be purchased at six-month intervals at 85 percent of the lower of the fair market value on the first or the last day of the six month offering period. We are authorized to issue 9.0 million shares under this plan, of which 7.1 million shares are available as of September 30, 2003 for future grant. This plan was approved by our sole shareowner at the time, Rockwell, prior to the Distribution.
(2)	Our 2001 Stock Option Plan was approved by our sole shareowner at the time, Rockwell, prior to the Distribution. Options to purchase 12.9 million shares of our Common Stock were issued under this plan in connection with the conversion of Rockwell options in the Distribution. No further stock options may be granted under this plan.

Item 13.    Certain Relationships and Related Transactions.

See the information under the caption Corporate Governance; Board of Directors and Committees and Certain Transactions and Other Relationships in the 2004 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

See the information under the caption Proposal to Approve the Selection of Auditors in the 2004 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries and are incorporated by reference in Item 8 of this Form 10-K from the 2003 Annual Report).

Consolidated Statement of Financial Position, September 30, 2003 and 2002.

Consolidated Statement of Operations, years ended September 30, 2003, 2002 and 2001.

Consolidated Statement of Cash Flows, years ended September 30, 2003, 2002 and 2001.

Consolidated Statement of Shareowners’ Equity and Comprehensive Income, years ended September 30, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

Independent Auditors’ Report.

(2) Financial Statement Schedule for the years ended September 30, 2003, 2002 and 2001.

Page
Independent Auditors’ Report	S-1
Schedule II — Valuation and Qualifying Accounts	S-2

Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

(3) Exhibits

3-a-1	Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3-a-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

3-a-2	Certificate of Merger effecting name change of the Company from “New Rockwell Collins, Inc.” to “Rockwell Collins, Inc.”, filed as Exhibit 3-a-2 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

3-b-1	Amended By-Laws of the Company filed as Exhibits 3-b-1 to the Company’s Form 10-K for year ended September 30, 2002, is incorporated herein by reference.

4-a-1	Rights Agreement dated as of June 28, 2001 by and between the Company and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

4-a-2	Indenture dated as of November 1, 2001 between the Company and Citibank, N.A., as Trustee, filed as Exhibit 4.b to the Company’s Registration Statement on Form S-3 (No. 333-72914), is incorporated herein by reference.

*10-a-1	The Company’s 2001 Long-Term Incentives Plan, adopted by the Company’s Board of Directors on June 1, 2001 and approved by the Company’s shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (No. 333-63120), is incorporated herein by reference.

*10-a-2	Forms of Stock Option Agreements under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-a-2 to the Company’s Form 10-K for year ended September 30, 2001, are incorporated herein by reference.

*10-a-3	Form of Stock Option Agreement under the Company’s 2001 Long-Term Incentives Plan for stock option grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-3 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-a-4	Form of Restricted Stock Agreement under the Company’s 2001 Long-Term Incentives Plan for restricted stock grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-4 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-b-1	The Company’s Directors Stock Plan, adopted by the Company’s Board of Directors on June 1, 2001 and approved by the Company’s shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 001-16445) (the “Form 10”), is incorporated herein by reference.

*10-b-2	Form of Stock Option Agreement under the Company’s Directors Stock Plan, filed as Exhibit 10-b-2 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-b-3	Form of Restricted Stock Agreement under the Company’s Directors Stock Plan, filed as Exhibit 10-b-3 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-c-1	The Company’s Annual Incentive Compensation Plan for Senior Executive Officers, adopted by the Company’s Board of Directors on June 1, 2001 and approved by the Company’s shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.4 to the Form 10, is incorporated herein by reference.

*10-d-1	The Company’s Incentive Compensation Plan, adopted by the Company’s Board of Directors on June 11, 2003, filed as Exhibit 10-d-1 to the Company’s Form 10-Q for quarter ended June 30, 2003, is incorporated herein by reference.

*10-e-1	The Company’s 2001 Stock Option Plan, adopted by the Company’s Board of Directors on June 1, 2001, filed as Exhibit 10.3 to the Form 10, is incorporated herein by reference.

*10-f-1	The Company’s Deferred Compensation Plan, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-f-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-g-1	The Company’s Non-Qualified Savings Plan, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-g-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-h-1	The Company’s Non-Qualified Pension Plan, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-h-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-i-1	The Company’s Master Trust — Deferred Compensation and Non-Qualified Savings and Non-Qualified Pension Plans, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-i-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

10-j-1	Five-Year Credit Agreement dated as of May 30, 2001 among the Company, the Banks listed therein and The Chase Manhattan Bank, as Agent, filed as Exhibit 10.9.2 to the Form 10, is incorporated herein by reference.

10-k-1	Distribution Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

10-l-1	Employee Matters Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

10-m-1	Tax Allocation Agreement dated as of June 29, 2001 by and between Rockwell International Corporation and the Company, filed as Exhibit 2.3 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

*10-n-1	Form of Change of Control Agreement between the Company and certain executives of the Company, filed as Exhibit 10.7.1 to the Form 10, is incorporated herein by reference.

*10-n-2	Amended Schedule identifying executives of the Company who are party to a Change of Control Agreement in the form filed as Exhibit 10.7.1 to the Form 10, filed as Exhibit 10-n-2 to the Company’s Form 10-Q for the quarter ending June 30, 2003, is incorporated herein by reference.

*10-n-3	Form of Change of Control Agreement between the Company and certain executives of the Company, filed as Exhibit 10.8.1 to the Form 10, is incorporated herein by reference.

*10-n-4	Schedule identifying executives of the Company who are party to a Change of Control Agreement in the form filed as Exhibit 10.8.1 to the Form 10, filed as Exhibit 10.8.2 to the Form 10, is incorporated herein by reference.

10-o-1	364-day Credit Agreement dated as of May 29, 2002 among the Company, the Banks listed therein and JPMorgan Chase Bank, as Agent, filed as Exhibit 10-p-1 to the Company’s Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10-o-2	Amendment No. 1 to 364-day Credit Agreement dated as of May 28, 2003 among the Company, the Banks listed therein and JP Morgan Chase Bank, as Agent, filed as Exhibit 10-o-2 to the Company’s Form 10-Q for the quarter ended June 30, 2003 is incorporated herein by reference.

*10-p-1	Form of Performance Unit Agreement for FY02-03 for Persons With a Change of Control Agreement, filed as Exhibit 10-q-1 to the Company’s Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

*10-p-2	Form of Performance Unit Agreement for FY02-03 for Persons Not With a Change of Control Agreement, filed as Exhibit 10-q-2 to the Company’s Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

*10-p-3	Form of Performance Unit Agreement for FY03-05 for Persons With a Change of Control Agreement, filed as Exhibit 10-p-3 to the Company’s Form 10-K for year ended September 30, 2002, is incorporated herein by reference.

*10-p-4	Form of Performance Unit Agreement for FY03-05 for Persons Not With a Change of Control Agreement, filed as Exhibit 10-p-4 to the Company’s Form 10-K for year ended September 30, 2002, is incorporated herein by reference.

*10-q-1	Agreement and General Release between the Company and Neal J. Keating dated July 16, 2002, filed as Exhibit 10-r-1 to the Company’s Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10-r-1	Transition Agreement between the Company and Donald R. Beall dated July 9, 2002, filed as Exhibit 10-s-1 to the Company’s Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	Portions of the 2003 Annual Report to Shareowners of the Company incorporated herein by reference.

21	List of subsidiaries of the Company.

23	Independent Auditors’ Consent.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

Form 8-K dated July 17, 2003 announcing third quarter financial results and updating 2003 outlook.

Form 8-K dated September 12, 2003 announcing 2004 guidance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.

By	/s/ Gary R. Chadick

Gary R. Chadick
Senior Vice President, General Counsel and Secretary

Dated: November 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of November, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Clayton M. Jones Clayton M. Jones	Chairman of the Board, President and Chief Executive Officer (principal executive officer)

DONALD R. BEALL*	Director

ANTHONY J. CARBONE*	Director

MICHAEL P.C. CARNS*	Director

CHRIS A. DAVIS*	Director

RICHARD J. FERRIS*	Director

CHERYL L. SHAVERS*	Director

JOSEPH F. TOOT, JR.*	Director

/s/ Lawrence A. Erickson Lawrence A. Erickson	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ Patrick E. Allen Patrick E. Allen	Vice President, Finance and Treasurer (principal accounting officer)

*By /s/ Gary R. Chadick
Gary R. Chadick, Attorney-in-fact**

** By authority of the powers of attorney filed herewith.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareowners of Rockwell Collins, Inc.

We have audited the consolidated financial statements of Rockwell Collins, Inc. and subsidiaries (the “Company”) (formerly the avionics and communications business of Rockwell Automation, Inc.) as of September 30, 2003 and 2002, and for each of the three years in the period ended September 30, 2003. We have issued our report thereon dated November 6, 2003, which report includes two explanatory paragraphs noting that the Company had not previously operated as a stand-alone entity during all the periods presented and changed its method of accounting for goodwill and certain other intangible assets effective October 1, 2001. Such consolidated financial statements and report are included in your 2003 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

November 6, 2003

S-1

SCHEDULE II

ROCKWELL COLLINS, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2003, 2002 and 2001

(in millions)

Description	Balance at Beginning of Year (a)	Charged to Costs and Expenses	Other (b)	Deductions (c)	Balance at End of Year (a)
Year ended September 30, 2003:
Allowance for doubtful accounts	$16	$4	$—	$(3)	$17
Allowance for excess and obsolete inventories	102	18	—	(22)	98

Year ended September 30, 2002:
Allowance for doubtful accounts	20	(3)	—	(1)	16
Allowance for excess and obsolete inventories	113	33	3	(47)	102

Year ended September 30, 2001:
Allowance for doubtful accounts	9	11	1	(1)	20
Allowance for excess and obsolete inventories	92	31	3	(13)	113

(a)	Includes allowances for trade and other long-term receivables.
(b)	Consists principally of amounts relating to businesses acquired and businesses disposed of.
(c)	Amounts written off.

S-2

EXHIBIT INDEX

Exhibit Number	Description

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	Portions of the 2003 Annual Report to Shareowners of the Company incorporated herein by reference.

21	List of subsidiaries of the Company.

23	Independent Auditors’ Consent.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

E-1