Form 10-Q
period 2003-12-31
ROCKWELL COLLINS INC
filed 2004-01-27
CIK 1137411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003.

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

Yes ☒    No ☐

178,525,310 shares of registrant’s Common Stock, par value $.01 per share, were outstanding on January 15, 2004.

ROCKWELL COLLINS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Unaudited)

(in millions, except per share amounts)

	December 31, 2003	September 30, 2003
ASSETS
Current Assets:
Cash	$62	$66
Receivables	477	525
Inventories	673	618
Current deferred income taxes	179	178
Income taxes receivable	12	17
Other current assets	28	23

Total current assets	1,431	1,427
Property	400	401
Intangible Assets	144	110
Goodwill	429	330
Other Assets	304	323

TOTAL ASSETS	$2,708	$2,591

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Short-term debt	$66	$42
Accounts payable	177	198
Compensation and benefits	180	216
Income taxes payable	12	3
Product warranty costs	148	144
Other current liabilities	302	298

Total current liabilities	885	901
Long-Term Debt	198	—
Retirement Benefits	700	824
Other Liabilities	26	33
Shareowners’ Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,215	1,213
Retained earnings	321	273
Accumulated other comprehensive loss	(510)	(516)
Common stock in treasury, at cost (shares held: December 31, 2003, 5.5; September 30, 2003, 6.0)	(129)	(139)

Total shareowners’ equity	899	833

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,708	$2,591

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended December 31
	2003	2002
Sales:
Product sales	$554	$501
Service sales	74	60

Total sales	628	561
Costs, expenses and other:
Product cost of sales	402	374
Service cost of sales	53	42
Selling, general and administrative expenses	80	77
Interest expense	2	1
Other income, net	(6)	(3)

Total costs, expenses and other	531	491

Income before income taxes	97	70
Income tax provision	29	21

Net income	$68	$49

Earnings per share:
Basic	$0.38	$0.27
Diluted	$0.38	$0.27
Weighted average common shares:
Basic	177.5	180.2
Diluted	179.3	181.1
Cash dividends per share	$0.09	$0.09

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended December 31
	2003	2002
Operating Activities:
Net income	$68	$49
Adjustments to arrive at cash (used for) provided by operating activities:
Depreciation	23	22
Amortization of intangible assets	4	3
Pension plan contributions	(127)	(2)
Deferred income taxes	12	5
Tax benefit from the exercise of stock options	3	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	82	29
Inventories	(53)	(31)
Accounts payable	(37)	(42)
Income taxes	16	(6)
Compensation and benefits	(18)	(14)
Other assets and liabilities	(17)	9

Cash (Used for) Provided by Operating Activities	(44)	22

Investing Activities:
Acquisition of businesses, net of cash acquired	(127)	1
Property additions	(14)	(11)
Acquisition of intangible assets	(9)	—
Investment in equity affiliates	—	(3)
Proceeds from the disposition of property	1	4

Cash Used for Investing Activities	(149)	(9)

Financing Activities:
Proceeds from issuance of long-term debt	198	—
Net increase in short-term borrowings	24	26
Purchases of treasury stock	(25)	(35)
Cash dividends	(16)	(16)
Proceeds from the exercise of stock options	11	1

Cash Provided by (Used for) Financing Activities	192	(24)

Effect of exchange rate changes on cash	(3)	(2)

Net Change in Cash	(4)	(13)
Cash at Beginning of Period	66	49

Cash at End of Period	$62	$36

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Rockwell Collins, Inc. (the Company or Rockwell Collins) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, including the financial statements in Exhibit 13 incorporated by reference in the Form 10-K.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

The Company operates on a fiscal year basis with the fiscal year ending on September 30. All date references contained herein relate to the Company’s fiscal year unless otherwise stated.

On November 6, 2003, the Board of Directors of the Company declared a quarterly dividend of nine cents per share on its common stock, paid on December 8, 2003 to shareowners of record on November 17, 2003.

2.	Acquisitions

In December 2003, the Company acquired NLX LLC (NLX), a provider of integrated training and simulation systems. NLX provides simulators ranging from full motion full flight simulators to desktop simulators, training, upgrades, modifications, and engineering and technical services primarily to branches of the United States military.

The purchase price of NLX was $127 million in cash, subject to post-closing adjustments. Based on a preliminary purchase price allocation, $99 million is allocated to goodwill and $20 million to intangible assets with finite lives. The Company is in the process of obtaining a valuation for acquired intangible assets which is expected to include customer relationships, developed technology, and trademarks and tradenames with a weighted average useful life of approximately five years. The purchase price and related allocations are expected to be finalized during 2004. Goodwill resulting from the acquisition is included in the Government Systems segment. Approximately 20 percent of the goodwill resulting from the Company’s acquisition is tax deductible.

3.	Receivables

Receivables are summarized as follows (in millions):

	December 31, 2003	September 30, 2003
Billed	$380	$460
Unbilled	208	200
Less progress payments	(93)	(118)

Total	495	542
Less allowance for doubtful accounts	(18)	(17)

Receivables	$477	$525

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that are to be billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Inventories

Inventories are summarized as follows (in millions):

	December 31, 2003	September 30, 2003
Finished goods	$148	$155
Work in process	236	215
Raw materials, parts, and supplies	331	322

Total	715	692
Less progress payments	(42)	(74)

Inventories	$673	$618

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to life-time buy inventory, which is inventory that is typically no longer being produced by the Company’s vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product. Life-time buy inventory was $114 million and $106 million at December 31, 2003 and September 30, 2003, respectively.

5.	Property

Property is summarized as follows (in millions):

	December 31, 2003	September 30, 2003
Land	$25	$25
Buildings and improvements	225	222
Machinery and equipment	581	566
Information systems software and hardware	228	226
Construction in progress	25	25

Total	1,084	1,064
Less accumulated depreciation	(684)	(663)

Property	$400	$401

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended December 31, 2003 are summarized as follows (in millions):

	Commercial Systems	Government Systems	Total
Balance at September 30, 2003	$187	$143	$330
NLX acquisition	—	99	99

Balance at December 31, 2003	$187	$242	$429

Intangible assets are summarized as follows (in millions):

	December 31, 2003			September 30, 2003
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$109	$26	$83	$109	$24	$85
NLX-related intangible assets	20	1	19	—	—	—
License agreements	21	3	18	3	3	—
Trademarks and tradenames	9	2	7	9	1	8
Intangible assets with indefinite lives:
Trademarks and tradenames	18	1	17	18	1	17

Intangible assets	$177	$33	$144	$139	$29	$110

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended December 31, 2003, the Commercial Systems segment acquired license agreements for $18 million, of which $9 million was paid during the three months ended December 31, 2003. These license agreements relate primarily to a strategic agreement with Boeing to provide a global broadband connectivity solution for business aircraft through the Company’s Collins eXchange product.

Intangible amortization expense for the three months ended December 31, 2003 and 2002 was $4 million and $3 million, respectively. Annual estimated amortization expense for 2004, 2005, 2006, 2007, and 2008 is $18 million, $18 million, $24 million, $20 million, and $13 million, respectively.

7.	Other Assets

Other assets are summarized as follows (in millions):

	December 31, 2003	September 30, 2003
Long-term deferred income taxes	$154	$173
Investments in equity affiliates	72	71
Exchange and rental assets, net of accumulated depreciation of $71 million at December 31, 2003 and $67 million at September 30, 2003	54	56
Other	24	23

Other assets	$304	$323

Investments in equity affiliates consist of investments in three joint ventures, each of which is 50 percent owned by the Company and accounted for under the equity method. The Company’s joint ventures consist of Rockwell Scientific, LLC (Rockwell Scientific), Vision Systems International, LLC, and BAE Systems/Rockwell Collins Data Link Solutions. In addition, the Company has a 16 percent ownership investment in Tenzing Communications, which is accounted for under the equity method and is considered a variable interest entity under Financial Accounting Standards Board Interpretation (FASB) No. 46, Consolidation of Variable Interest Entities. The Company’s maximum exposure to loss is limited to the carrying value of the Company’s investment in Tenzing of $8 million as of December 31, 2003.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $28 million and $18 million for the three months ended December 31, 2003 and 2002, respectively.

The Company shares equally with Rockwell Automation, Inc. (Rockwell) in providing a $6 million line-of-credit to Rockwell Scientific, which bears interest at the greater of the Company’s or Rockwell’s commercial paper borrowing rate. At December 31, 2003, $1 million was due to the Company from Rockwell Scientific under this line-of-credit.

8.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31, 2003	September 30, 2003
Advance payments from customers	$100	$92
Customer incentives	92	91
Contract reserves	54	56
Other	56	59

Other current liabilities	$302	$298

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Debt

Short-term debt

Short-term commercial paper borrowings outstanding were $66 million at December 31, 2003 and $42 million at September 30, 2003. The weighted average interest rate and maturity period of the commercial paper outstanding at December 31, 2003 was 1.05 percent and 10 days, respectively, compared with 1.08 percent and 66 days at September 30, 2003, respectively.

Interest paid for the three months ended December 31, 2003 and 2002 was $2 million and $1 million, respectively.

Long-term debt

On November 20, 2003, the Company issued $200 million of 4.75 percent fixed rate unsecured debt due December 1, 2013 (the Notes). Interest payments on the Notes are due on June 1 and December 1 of each year, commencing June 1, 2004. The Notes contain covenants and events of default, including a requirement that the Company satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. In addition, on November 20, 2003, the Company entered into interest rate swap contracts which effectively converted $100 million aggregate principal amount of the Notes to floating rate debt based on six-month LIBOR less 0.075 percent.

At December 31, 2003, long-term debt is as follows (in millions):

Notes due December 1, 2013	$200
Fair value adjustment (Note 15)	(2)

Long-term debt	$198

10.	Retirement Benefits

The components of net periodic benefit expense for pension benefits and other retirement benefits are as follows for the three months ended December 31, 2003 and 2002 (in millions):

	Pension Benefits		Other Retirement Benefits
	2003	2002	2003	2002
Service cost	$10	$9	$1	$1
Interest cost	34	35	6	7
Expected return on plan assets	(44)	(41)	—	—
Amortization:
Prior service cost	(4)	—	(7)	(8)
Net actuarial loss	12	2	5	5

Net periodic benefit expense	$8	$5	$5	$5

Pension Benefits

During the three months ended December 31, 2003, the Company made $127 million of contributions to its pension plans, of which $125 million related to voluntary contributions to its funded, qualified plans and $2 million related to unfunded, non-qualified plans. The Company expects total pension plan contributions for the year ended September 30, 2004 to approximate $133 million, comprised of $125 million in discretionary contributions to its funded, qualified plans and $8 million of contributions to its unfunded, non-qualified plans.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Retirement Benefits

Other Retirement Benefits consist primarily of retiree health care benefits that are provided to substantially all of the Company’s domestic employees and covered dependents. Employees generally become eligible to receive these benefits if they retire after age 55 with at least 10 years of service. Most plans are contributory with retiree contributions generally based upon years of service and adjusted annually by the Company. These plans pay a stated percentage of expenses reduced by deductibles and other coverage, principally Medicare.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. To date, detailed regulations necessary to implement the Act have not been issued. In addition, current accounting standards do not provide sufficient guidance on how to account for the federal subsidy contained within this Act. In response, the FASB issued FASB Staff Position 106-1, Accounting and Disclosures Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1). FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until such time authoritative guidance is issued by the FASB on how to account for the federal subsidy. The Company is currently evaluating the impact of this Act on its Other Retirement Benefits expense and has elected to defer the accounting for the effects of the Act as permitted by FSP 106-1.

11.	Stock-Based Compensation

SFAS 123 Pro Forma Disclosures

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net income and earnings per share if the Company had accounted for its stock-based compensation plans using the fair value method provided by SFAS No. 123, Accounting for Stock-Based Compensation (in millions, except per share amounts):

	Three Months Ended December 31
	2003	2002
Net income, as reported	$68	$49
Stock-based compensation expense included in reported net income	—	—
Stock-based compensation expense determined under the fair value based method, net of tax	(4)	(4)

Pro forma net income	$64	$45

Earnings per share:
Basic – as reported	$0.38	$0.27
Basic – pro forma	$0.36	$0.25

Diluted – as reported	$0.38	$0.27
Diluted – pro forma	$0.36	$0.25

Employee Benefits Paid in Company Stock

Approximately 0.9 million shares of Company stock were issued to employees for the three months ended December 31, 2003 under the Company’s employee stock purchase and defined contribution savings plans at a value of $19 million. These transactions were treated as non-cash transactions and are not reflected in the Condensed Consolidated Statement of Cash Flows.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended December 31
	2003	2002
Net income	$68	$49
Unrealized currency translation adjustment	6	2

Comprehensive income	$74	$51

13.	Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended December 31
	2003	2002
Insurance settlements	$5	$—
Royalty income	2	2
Earnings from equity affiliates	1	1
Interest income	1	1
Other, net	(3)	(1)

Other Income, net	$6	$3

Insurance settlements consist of favorable settlements related to insurance matters arising prior to the Company’s spin-off from Rockwell in 2001.

14.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. During the three months ended December 31, 2003 and 2002, the effective income tax rate was 30 percent. During the three months ended December 31, 2003 and 2002, the Company received $2 million in income tax refunds and paid $21 million for income taxes, respectively.

15.	Financial Instruments

The Company’s financial instruments include cash and cash equivalents, short-term commercial paper borrowings, long-term debt, foreign currency forward exchange contracts, and interest rate swaps. It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	December 31, 2003		September 30, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$62	$62	$66	$66
Short-term commercial paper borrowings	(66)	(66)	(42)	(42)
Long-term debt	(198)	(197)	—	—
Foreign currency forward exchange contracts	(4)	(4)	(2)	(2)
Interest rate swaps	(2)	(2)	—	—

The fair value of cash and cash equivalents and short-term commercial paper borrowings approximate their carrying value due to their short-term nature. The fair value of long-term debt is based on quoted market prices for debt with similar terms and maturities.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates. At December 31, 2003 and September 30, 2003, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $62 million and $101 million, respectively. These notional values consist primarily of contracts for the euro and pound sterling, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. As of December 31, 2003 and September 30, 2003, the foreign currency forward exchange contracts are recorded at their fair value based on quoted market prices for contracts with similar maturities in Other Current Assets in the amounts of $2 million and $2 million, respectively, and Other Current Liabilities in the amounts of $6 million and $4 million, respectively. Management does not anticipate any material adverse effect on its financial position or results of operations relating to these foreign currency forward exchange contracts.

On November 20, 2003, the Company entered into interest rate swap contracts (the Swaps) which effectively converted $100 million aggregate principal amount of the Notes to floating rate debt based on six-month LIBOR less 0.075 percent. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), the Company has designated the Swaps as fair value hedges. Accordingly, the fair values of the Swaps are recorded in Other Liabilities on the Condensed Consolidated Statement of Financial Position and the carrying value of the underlying debt is adjusted by an equal amount. The fair value of the interest rate swaps is based on quoted market prices for contracts with similar maturities.

16.	Guarantees and Indemnifications

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows (in millions):

	Three Months Ended December 31
	2003	2002
Balance at September 30	$144	$141
Warranty costs incurred	(13)	(15)
Product warranty accrual	17	13
Pre-existing warranty adjustments	—	1

Balance at December 31	$148	$140

Lease guarantee

The Company guarantees fifty percent of a lease obligation of a Rockwell Scientific facility. The Company’s portion of the guarantee totals $3 million and expires ratably through December 2011. Should Rockwell Scientific fail to meet its lease obligations, this guarantee may become a liability of the Company. This guarantee is not reflected as a liability on the Company’s Statement of Financial Position.

Letters of credit

The Company has contingent commitments in the form of commercial letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at December 31, 2003 were $132 million. These commitments are not reflected as liabilities on the Company’s Statement of Financial Position.

Indemnifications

The Company enters into indemnifications with lenders, counterparties in transactions such as administration of employee benefit plans, and other customary indemnifications with third parties in the normal course of business. The following are other than customary indemnifications based on the judgment of management.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with agreements for the sale of portions of its business, the Company at times retains the liabilities of a business which relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. The Company at times indemnifies the purchaser of a Rockwell Collins’ business in the event that a third party asserts a claim that relates to a liability retained by the Company.

The Company also provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of Company products. These indemnifications generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions.

Related to the Company’s spin-off in 2001, the Company is generally obligated to indemnify and defend Rockwell and its affiliates and representatives under the terms of the spin-off agreement for all damages, liabilities or actions arising out of or in connection with Rockwell’s former avionics and communications business, including with respect to former operations, and the liabilities assumed by the Company as part of the separation. This indemnity obligation continues indefinitely and without any maximum limitation.

The amount the Company could be required to pay under its indemnification agreements is generally limited based on amounts specified in the underlying agreements, or in the case of some agreements, the maximum potential amount of future payments that could be required is not limited. The Company evaluates estimated losses for indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. When a potential claim is asserted under these agreements, the Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The nature of these agreements prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay should counterparties to these agreements assert a claim; however, the Company currently has no material claims pending related to such agreements.

17.	Contractual Obligations and Other Commitments

The following table reflects certain of our contractual commitments as of December 31, 2003 (in millions):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	There- after	Total
Non-cancelable operating leases (1)	$14	$17	$11	$3	$45
Purchase commitments (1)	5	12	—	—	17
Research and development arrangement (1)	7	—	—	—	7
Commercial paper borrowings	66	—	—	—	66
Long-term debt	—	—	—	200	200

Total	$92	$29	$11	$203	$335

(1)	Related amounts are not reflected as a liability on the Condensed Consolidated Statement of Financial Position.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18.	Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. The Company is currently involved in the investigation or remediation of seven sites under these regulations or pursuant to lawsuits asserted by third parties, excluding those sites related to the Company’s acquisition of Kaiser Aerospace & Electronics Corporation (Kaiser). As of December 31, 2003, management estimates that the total reasonably possible future costs the Company could incur from these matters to be approximately $15 million. The Company has recorded environmental reserves for these matters of $4 million as of December 31, 2003, which represents management’s estimate of the probable future cost for these matters.

In addition, Rockwell Collins assumed liabilities for certain environmental matters relating to properties purchased in connection with the acquisition of Kaiser. Moreover, Rockwell Collins also may be contingently liable for environmental matters related to certain other properties previously owned or leased by Kaiser. Liability for these matters is subordinated to third parties; however, failure of these third parties to satisfy their obligations related to these properties could cause these liabilities to revert to Rockwell Collins. Rockwell Collins has certain rights to indemnification for the Kaiser related environmental matters from escrow funds set aside at the time of acquisition (approximately $5 million is remaining in escrow as of December 31, 2003). The remaining escrow funds are not expected to be disbursed to the former owners of Kaiser any earlier than December 2005, and some funds may remain in escrow in the event there are any outstanding and unresolved claims. Management believes the amounts of these escrow funds are sufficient to address the Company’s potential liability for these matters.

To date, compliance with environmental regulations and resolution of environmental claims has been accomplished without material effect on the Company’s liquidity and capital resources, competitive position or financial condition. Management believes that expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the Company’s business or financial condition, but could possibly be material to the results of operations of any one period. Management cannot assess the possible effect of compliance with future environmental regulations.

19.	Litigation

The Company is subject to various lawsuits, claims and proceedings that have been or may be instituted or asserted against the Company relating to the conduct of the Company’s business, including those pertaining to product liability, intellectual property, environmental, safety and health, contract and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters that are pending or asserted will not have a material adverse effect on the Company’s business or financial condition, but could possibly be material to the results of operations or cash flows of any one period.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

20.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended December 31
	2003	2002
Sales:
Government Systems	$311	$256
Commercial Systems	317	305

Total sales	$628	$561

Segment operating earnings:
Government Systems	$63	$48
Commercial Systems	42	32

Total segment operating earnings	105	80
Interest expense	(2)	(1)
Earnings from corporate-level equity affiliate	—	1
General corporate, net	(6)	(10)

Income before income taxes	97	70
Income tax provision	29	21

Net income	$68	$49

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

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three months ended December 31, 2003 and 2002 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

We operate on a fiscal year basis with the fiscal year ending on September 30. All date references contained herein relate to our fiscal year unless otherwise stated.

Three Months Ended December 31, 2003 and 2002

Sales of $628 million for the three months ended December 31, 2003 increased $67 million, or 12 percent, compared to sales of $561 million for the three months ended December 31, 2002 resulting from growth in both our Government Systems and Commercial Systems businesses. Net income of $68 million increased $19 million compared to the same period last year, resulting from higher segment operating earnings and a $3 million ($5 million before taxes) gain from favorable settlements related to insurance matters arising prior to the Company’s spin-off from Rockwell in 2001. Diluted earnings per share of 38 cents for the three months ended December 31, 2003 increased 41 percent compared to diluted earnings per share of 27 cents last year. The earnings per share growth was due to higher net income and lower average diluted shares resulting from our share repurchase program.

Government Systems sales of $311 million for the three months ended December 31, 2003 increased $55 million, or 21 percent, compared to sales of $256 million last year. The NLX acquisition resulted in incremental sales of $7 million. Excluding NLX, sales increased 19 percent from last year due to higher sales on KC-135 and international C-130 aircraft retrofit programs, higher ARC-210 / 220 radio product sales, and increased Joint Strike Fighter (JSF) and Joint Tactical Radio System (JTRS) development sales. Government Systems operating earnings for the three months ended December 31, 2003 increased to $63 million, or 20.3 percent of sales, compared to operating earnings of $48 million, or 18.8 percent of sales, in the same period last year. This increase is due primarily to holding expenses flat on higher sales volume and favorable performance on various production programs. This more than offset higher production start-up costs on several navigation and display programs.

Commercial Systems sales of $317 million for the three months ended December 31, 2003 increased 4 percent compared to sales of $305 million in the same period last year. The increased sales resulted predominately from higher air transport, business and regional aftermarket sales. Sales of commercial aviation electronics systems and products to the air transport, business and regional jet OEM’s during the three months ended December 31, 2003 were comparable to the same period last year. Commercial Systems operating earnings were $42 million, or 13.2 percent of sales, for the three months ended December 31, 2003 compared to operating earnings of $32 million, or 10.5 percent of sales, in the prior year. This increase was primarily due to higher aftermarket sales volume and lower selling, general and administrative expenses.

Retirement Benefits

Net periodic benefit expense for pension benefits and other retirement benefits are as follows (in millions):

	Three Months Ended December 31
	2003	2002
Pension benefits	$8	$5
Other retirement benefits	5	5

Net periodic benefit expense	$13	$10

ROCKWELL COLLINS, INC.

Pension Benefits

Pension expense for the three months ended December 31, 2003 and 2002 was $8 million and $5 million, respectively. Pension expense for the full year 2004 will be approximately $32 million compared to $20 million for the full year 2003. The increase in 2004 is primarily due to the decrease in the funded status of our pension plans caused by declines in the fair value of pension assets and falling discount rates during the two year period ended September 30, 2003. The funded status of our pension plans at September 30, 2003 was a deficit of $763 million. Improved investment performance combined with voluntary contributions have improved the funded status of our pension plans by approximately $375 million at December 31, 2003.

Other Retirement Benefits

Other Retirement Benefits expense was $5 million for both the three months ended December 31, 2003 and 2002. Other Retirement Benefits expense for the full year 2004 will remain unchanged from 2003 at $19 million as a direct result of an amendment to our retiree medical plan in 2002 that, among other plan design changes, established a fixed company contribution toward per capita health care costs for retirees. Other Retirement Benefits expense for the three months ended December 31, 2003 as well as its full year 2004 projection of $19 million does not include the effects, if any, of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) that was signed into law on December 8, 2003. For information related to the Act and our related accounting, see Note 10 to the Condensed Consolidated Financial Statements.

Income Taxes

At the end of each interim reporting period it is our practice to make an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The effective income tax rate for the three months ended December 31, 2003 and 2002 was 30 percent. The Extraterritorial Income Exclusion (ETI) and Research and Development Tax Credit both provide substantial benefits in reducing our overall effective income tax rate. The ETI, which provides a tax benefit on export sales, will likely be repealed during the spring of 2004 while the Research and Development Tax Credit is set to expire on June 30, 2004. We believe that the 30.0 percent effective income tax rate is sustainable for our company as long as an equivalent tax benefit replaces the ETI and the Research and Development Tax Credit is extended. Assuming we take no other actions, if the ETI is repealed without an equivalent replacement and the Research and Development Tax Credit is not extended beyond June 30, 2004, the loss of the tax benefit to our company would increase our effective income tax rate by as much as 200 basis points for 2004 and 500 basis points for 2005.

Outlook

Due to the strength in our first quarter sales and operating results and our acquisition of NLX, we have recently revised our guidance for the full year 2004. We now anticipate revenues to be in the range of $2.80 and $2.85 billion with earnings per share between $1.50 and $1.60. Cash flow from operating activities is projected to be approximately $225 million to $275 million after $125 million in voluntary contributions to our qualified pension plans.

Our Government Systems business is expected to increase sales by approximately 21 percent over 2003 and represent about 54 percent of total sales, as we continue to see growth in the communication, navigation and display products along with an increase in our integrated application systems business. Our acquisition of NLX is expected to account for about 8 percent, or $100 million, of this sales increase. Operating margins for Government Systems are projected to decrease from the 20 percent posted in the first quarter of 2004 to a range of 17 to 18 percent for the full year 2004 due to our acquisition of NLX and as lower margin contracts, such as JTRS and JSF, increase as a percentage of our total sales.

Our Commercial Systems business is expected to increase sales slightly in 2004 and is projected to represent approximately 46 percent of total sales. Sales from the air transport market for aviation electronics are projected to be approximately 27 percent of total sales. Aftermarket sales in our air transport electronics products are anticipated to increase approximately 8 percent due to strengthening service and support activity while air transport OEM sales are expected to decrease approximately 5 percent. Sales from the business and regional jet market are projected to be approximately 19 percent of total sales. Sales to original equipment manufacturers are expected to decline by about 5 percent for business jet aircraft and be flat for regional jets. Aftermarket sales in the business and regional market

ROCKWELL COLLINS, INC.

are anticipated to increase approximately 8 percent as a result of higher service and support and retrofit activity. Operating margins for Commercial Systems in 2004 are projected at 13 to 14 percent.

Company and customer-funded research and development for 2004 is projected to approximate 20 percent of sales.

Financial Condition and Liquidity

Cash Flow Summary

Cash used for operating activities was $44 million for the three months ended December 31, 2003 compared to cash provided by operating activities of $22 million in the same period last year. The decrease in operating cash flow during the three months ended December 31, 2003 compared to the same period last year was principally due to $125 million in increased pension contributions, partially offset by higher cash collections on accounts receivable.

Cash used for investing activities during the three months ended December 31, 2003 was $149 million compared to $9 million in the same period last year. This increase was primarily due to $127 million of cash paid for the NLX LLC acquisition in December 2003. In addition, we paid $9 million for license agreements during the three months ended December 31, 2003. Capital expenditures increased to $14 million in the three months ended December 31, 2003 from $11 million for the same period last year. We expect capital expenditures for the full year 2004 to increase to approximately $95 million compared to full year 2003 of $72 million. Stabilization in our commercial markets and purchases of test equipment to ramp-up production for certain new government programs are expected to drive the increased capital expenditures.

Cash provided by financing activities was $192 million for the three months ended December 31, 2003 compared to cash used by financing activities of $24 million for the same period last year. The increase is due primarily to $198 million in proceeds from long-term debt that was used primarily to fund our pension plan and our acquisition of NLX. For the three months ended December 31, 2003 we repurchased 1.0 million shares of common stock into treasury at a cost of $25 million, see Item 2 of Part II.

Cash generated by operations combined with our borrowing capacity is expected to meet future operating cash flow needs, capital expenditures, dividend payments, contractual commitments, acquisitions, and share repurchases for the foreseeable future.

Liquidity

In addition to cash provided by normal operating activities, we utilize a combination of short-term and long-term debt to finance operations. Our primary source of short-term liquidity is through borrowings in the commercial paper market. Our access to that market is facilitated by the strength of our credit ratings and $850 million of committed credit facilities with several banks (Revolving Credit Facilities). Our current ratings as provided by Moody’s Investors Service, Standard & Poor’s and Fitch, Inc. are A-2 / A / A, respectively, for long-term debt and P-1 / A-1 / F-1, respectively, for short-term debt. Standard & Poor’s and Fitch, Inc. have reaffirmed stable outlooks on our credit rating and Moody’s has upgraded us from a negative outlook to a stable outlook during the first quarter.

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. Commercial paper borrowings outstanding at December 31, 2003 were $66 million.

Our Revolving Credit Facilities consist of a five-year $500 million portion expiring in May 2006 and a 364-day $350 million portion which expires in May 2004. The Revolving Credit Facilities exist primarily to support our commercial paper program, but are available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facilities requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. Our debt to total capitalization ratio at December 31, 2003 was 23 percent. At our election, the 364-day portion of the Revolving Credit Facilities can be converted to a one-year term loan. The Revolving Credit Facilities do not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. In addition, short-term credit facilities available to foreign subsidiaries amounted to $36 million as of December 31, 2003. There were no significant commitment fees or compensating balance requirements under these facilities. At December 31, 2003, there were no borrowings outstanding under any of the Company’s credit facilities.

ROCKWELL COLLINS, INC.

In addition to our credit facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the Notes) under the shelf registration statement. The Notes contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. At December 31, 2003, $550 million of the shelf registration was available for future use.

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

Contractual Obligations and Other Commitments

For information related to contractual obligations and other commitments, including guarantees and indemnifications, see Notes 16 and 17 of the condensed consolidated financial statements.

Environmental

For information related to environmental claims, remediation efforts and related matters, see Note 18 of the condensed consolidated financial statements.

Critical Accounting Policies

Preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments, and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of the Company’s financial statements are described in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the three months ended December 31, 2003.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, accompanied by such phrases as “believes”, “estimates”, “expects”, “could”, “likely”, “anticipates”, “will”, “intends”, and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the timing related to the recovery of the commercial airline industry such as airline passenger traffic and profitability; the health of the global economy as well as the commercial aerospace industry; a reduction of domestic and foreign government spending, budgetary and trade policies; economic and political changes in international markets where we compete; demand for and market acceptance of new and existing products; performance of our products; potential cancellation or termination of contracts by our customers; delay of orders or changes in procurement practices by our customers; customer bankruptcy; labor work stoppages; material shortages; the risks inherent in fixed price contracts; recruitment and retention of qualified personnel; performance of our major suppliers and subcontractors; our ability to successfully execute to our internal performance plans; achieving our planned effective tax rates; favorable outcomes of certain customer procurements and congressional approvals; changes to new aircraft build rates; product reliability; successful execution of our acquisition, strategic and integration plans; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

ROCKWELL COLLINS, INC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk during the course of business from changes in interest rates and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financial activities and derivative financial instruments in the form of interest rate swap contracts and foreign currency forward contracts.

Interest Rate Risk

In addition to using cash provided by normal operating activities, we utilize a combination of short-term and long-term debt to finance operations. Our operating results as well as the fair value of these debt obligations are exposed to changes in interest rates. We manage our exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt and when considered necessary, we may employ financial instruments in the form of interest rate swaps to help meet our objectives.

At December 31, 2003, short-term commercial paper borrowings outstanding were $66 million compared with $42 million at September 30, 2003. Although the interest rates are fixed through the maturity date, we are exposed to interest rate risk upon maturity of commercial paper borrowings as we will generally refinance all or a portion of this debt by issuing new commercial paper at market interest rates that may be higher or lower at that time. If market interest rates had averaged 10 percent higher in either 2004 or 2003, the effect on results of operations would not have been material. Due to the short-term nature of commercial paper outstanding, the fair value of these obligations approximated its carrying value at December 31, 2003.

At December 31, 2003 we had $200 million of fixed rate long-term debt obligations outstanding with a carrying value of $198 million. The fair value of this debt was $197 million at December 31, 2003. The potential loss in fair value on this debt from a hypothetical 10 percent increase in market interest rates would not be material to its overall fair market value. As we currently have no plans to repurchase our fixed-rate instruments, fluctuations in market interest rates would not have an effect on our results of operations or shareowner’s equity.

On November 20, 2003, we entered into interest rate swap contracts which effectively converted $100 million aggregate principal amount of our fixed rate long-term debt to floating rate debt based on six-month LIBOR less 0.075 percent. The fair value of the interest rate swaps was a liability of $2 million at December 31, 2003. A hypothetical 10 percent change in market interest rates would not be material to the overall fair value of the interest rate swaps or our results of operations.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities (by requiring, where possible, export sales be denominated in United States dollars) and utilizing foreign currency forward exchange contracts to manage our exposure on transactions denominated in currencies other than the applicable functional currency. For the three months ended December 31, 2003, approximately 36 percent of our total sales consisted of sales outside of the United States, with less than 10 percent of total sales denominated in currencies other than the United States dollar. Foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is our policy not to enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to the translation of reported results of our foreign subsidiaries from the local currency to the United States dollars.

At December 31, 2003, we had outstanding foreign currency forward exchange contracts with notional amounts of $62 million compared with $101 million at September 30, 2003, primarily consisting of contracts to exchange the euro and pound sterling. Notional amounts are stated in the U. S. dollar equivalents at spot exchange rates at the respective dates. The use of these contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains and losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of December 31, 2003 and September 30, 2003, the foreign currency forward exchange contracts are recorded at fair value in Other Current Assets in the amount of $2 million and $2 million, respectively, and Other Current Liabilities in the amount of $6 million and $4 million, respectively. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be material to our financial condition, results of operations, or cash flows.

ROCKWELL COLLINS, INC.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of December 31, 2003, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of December 31, 2003 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II. OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On November 20, 2003, we issued and sold $200 million aggregate principal amount of our 4.75% Notes due 2013 (the “Notes”) in an underwritten public offering. Reference is made to our Registration Statement on Form S 3 (Registration No. 333-72914) under the Securities Act of 1933, as amended, and the related Prospectus dated November 28, 2001, as supplemented by the Prospectus Supplement dated November 17, 2003, filed with the Securities and Exchange Commission. The proceeds were used primarily to fund our pension plan and our acquisition of NLX. The Notes contain covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity.

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
October 1, 2003 through October 31, 2003	965,900	$26.185	965,900	$118.6 million
November 1, 2003 through November 30, 2003	0	0	0	$118.6 million
December 1, 2003 through December 31, 2003	0	0	0	$118.6 million
Total	965,900	$26.185	965,900	$118.6 million

[1]	In February 2003, our Board of Directors approved an additional $200 million of share repurchases with no stated expiration date.

ROCKWELL COLLINS, INC.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

*10-h-2	Memorandum of Proposed Amendments to the Company’s Non-Qualified Pension Plan, adopted by the Company’s Board of Directors on November 6, 2003.

*10-p-5	Form of Performance Unit Agreement for FY04-06 for Persons With a Change of Control Agreement.

*10-p-6	Form of Performance Unit Agreement for FY04-06 for Persons Not With a Change of Control Agreement.

12	Computation of Ratio of Earnings to Fixed Charges for the three months ended December 31, 2003.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K during the three months ended December 31, 2003:

Form 8-K dated November 10, 2003 announcing fiscal year 2003 financial results and an outlook for fiscal year 2004.

Form 8-K dated November 21, 2003 announcing the issuance and sale of $200 million in 10-year notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC. (Registrant)

Date: January 27, 2004	By	/s/ P. E. ALLEN

P. E. Allen Vice President, Finance and Treasurer (Principal Accounting Officer)

Date: January 27, 2004	By	/s/ G. R. CHADICK

G. R. Chadick Senior Vice President, General Counsel and Secretary