Form 10-Q
period 2004-03-31
ROCKWELL COLLINS INC
filed 2004-04-27
CIK 1137411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004.

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

177,325,584 shares of registrant’s Common Stock, par value $.01 per share, were outstanding on April 15, 2004.

ROCKWELL COLLINS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Unaudited)

(in millions, except per share amounts)

	March 31, 2004	September 30, 2003
ASSETS
Current Assets:
Cash	$67	$66
Receivables	560	525
Inventories	674	618
Current deferred income taxes	179	178
Income taxes receivable	12	17
Other current assets	30	23

Total current assets	1,522	1,427

Property	397	401
Intangible Assets	140	110
Goodwill	429	330
Other Assets	308	323

TOTAL ASSETS	$2,796	$2,591

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Short-term debt	$66	$42
Accounts payable	193	198
Compensation and benefits	192	216
Income taxes payable	25	3
Product warranty costs	146	144
Other current liabilities	317	298

Total current liabilities	939	901

Long-Term Debt	205	—
Retirement Benefits	702	824
Other Liabilities	23	33

Shareowners’ Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,219	1,213
Retained earnings	375	273
Accumulated other comprehensive loss	(510)	(516)
Common stock in treasury, at cost (shares held: March 31, 2004, 6.2; September 30, 2003, 6.0)	(159)	(139)

Total shareowners’ equity	927	833

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,796	$2,591

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
Sales
Product sales	$638	$551	$1,192	$1,052
Service sales	81	67	155	127

Total sales	719	618	1,347	1,179

Costs, expenses and other:
Product cost of sales	468	402	870	776
Service cost of sales	58	52	111	94
Selling, general, and administrative expenses	87	86	167	163
Interest expense	2	1	4	2
Other expense (income), net	2	(7)	(4)	(10)

Total costs, expenses and other	617	534	1,148	1,025

Income before income taxes	102	84	199	154

Income tax provision	31	25	60	46

Net income	$71	$59	$139	$108

Earnings per share:
Basic	$0.40	$0.33	$0.78	$0.60
Diluted	$0.39	$0.33	$0.77	$0.60

Weighted average common shares:
Basic	178.5	179.0	178.0	179.6
Diluted	181.1	179.6	180.2	180.3

Cash dividends per share	$0.09	$0.09	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended March 31
	2004	2003
Operating Activities:

Net income	$139	$108
Adjustments to arrive at cash provided by operating activities:
Depreciation	46	44
Amortization of intangible assets	9	6
Pension plan contributions	(128)	(3)
Deferred income taxes	22	8
Tax benefit from the exercise of stock options	5	2
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	1	64
Inventories	(54)	(25)
Accounts payable	(20)	(33)
Income taxes	29	(9)
Compensation and benefits	2	(6)
Other assets and liabilities	(17)	(28)

Cash Provided by Operating Activities	34	128

Investing Activities:

Acquisition of businesses, net of cash acquired	(126)	2
Property additions	(32)	(27)
Proceeds from the disposition of property	1	4
Acquisition of intangible assets	(11)	—
Investment in equity affiliates	—	(5)

Cash Used for Investing Activities	(168)	(26)

Financing Activities:

Proceeds from issuance of long-term debt	198	—
Net increase in short-term borrowings	24	4
Purchases of treasury stock	(73)	(91)
Cash dividends	(32)	(32)
Proceeds from the exercise of stock options	22	10

Cash Provided by (Used for) Financing Activities	139	(109)

Effect of exchange rate changes on cash	(4)	(1)

Net Change in Cash	1	(8)
Cash at Beginning of Period	66	49

Cash at End of Period	$67	$41

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

On February 10, 2004, the Board of Directors of the Company declared a quarterly dividend of nine cents per share on its common stock, paid on March 15, 2004 to shareowners of record on February 23, 2004.

2.	Acquisitions

In December 2003, the Company acquired NLX Holding Corporation (NLX), a provider of integrated training and simulation systems. NLX provides simulators ranging from full motion full flight simulators to desktop simulators, training, upgrades, modifications, and engineering and technical services primarily to branches of the United States military.

In March 2004, the Company finalized the purchase price for NLX, which resulted in a $1 million reduction in the purchase price. The adjusted purchase price was $126 million, of which $99 million was allocated to goodwill; $21 million was allocated to intangibles with finite lives, including customer relationships, developed technology, and trademarks; and $6 million was allocated to other acquired assets and liabilities. The weighted average useful life of intangible assets with finite lives is approximately 5 years. The purchase price allocations are expected to be finalized during 2004. Goodwill resulting from the acquisition is included in the Government Systems segment. Approximately 25 percent of the goodwill resulting from the acquisition is tax deductible.

3.	Receivables

Receivables are summarized as follows (in millions):

	March 31, 2004	September 30, 2003
Billed	$432	$460
Unbilled	244	200
Less progress payments	(98)	(118)

Total	578	542
Less allowance for doubtful accounts	(18)	(17)

Receivables	$560	$525

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that are to be billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Inventories

Inventories are summarized as follows (in millions):

	March 31, 2004	September 30, 2003
Finished goods	$148	$155
Work in process	228	215
Raw materials, parts, and supplies	344	322

Total	720	692
Less progress payments	(46)	(74)

Inventories	$674	$618

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to life-time buy inventory, which is inventory that is typically no longer being produced by the Company’s vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product. Life-time buy inventory was $116 million and $106 million at March 31, 2004 and September 30, 2003, respectively.

5.	Property

Property is summarized as follows (in millions):

	March 31, 2004	September 30, 2003
Land	$25	$25
Buildings and improvements	226	222
Machinery and equipment	587	566
Information systems software and hardware	225	226
Construction in progress	31	25

Total	1,094	1,064
Less accumulated depreciation	(697)	(663)

Property	$397	$401

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended March 31, 2004 are summarized as follows (in millions):

	Commercial Systems	Government Systems	Total
Balance at September 30, 2003	$187	$143	$330
NLX acquisition	—	99	99

Balance at March 31, 2004	$187	$242	$429

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company’s 2004 impairment tests yielded no impairments.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible assets are summarized as follows (in millions):

	March 31, 2004			September 30, 2003
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$116	$30	$86	$109	$24	$85
Customer relationships	13	2	11	—	—	—
License agreements	21	3	18	3	3	—
Trademarks and tradenames	10	2	8	9	1	8
Intangible assets with indefinite lives:
Trademarks and tradenames	18	1	17	18	1	17

Intangible assets	$178	$38	$140	$139	$29	$110

During the six months ended March 31, 2004, the Commercial Systems segment acquired license agreements for $18 million, of which $11 million was paid during the six months ended March 31, 2004. These license agreements relate primarily to a strategic agreement with Boeing to provide a global broadband connectivity solution for business aircraft through the Company’s Collins eXchange product.

Annual estimated amortization expense for 2004, 2005, 2006, 2007, and 2008 is $19 million, $18 million, $22 million, $20 million, and $13 million, respectively.

7.	Other Assets

Other assets are summarized as follows (in millions):

	March 31, 2004	September 30, 2003
Long-term deferred income taxes	$146	$173
Investments in equity affiliates	71	71
Exchange and rental assets, net of accumulated depreciation of $73 million at March 31, 2004 and $67 million at September 30, 2003	52	56
Other	39	23

Other assets	$308	$323

Investments in equity affiliates consist of investments in three joint ventures, each of which is 50 percent owned by the Company and accounted for under the equity method. The Company’s joint ventures consist of Rockwell Scientific, LLC (Rockwell Scientific), Vision Systems International, LLC, and BAE Systems/Rockwell Collins Data Link Solutions. In addition to these 50% owned joint ventures, the Company also has a 16% ownership investment in Tenzing Communications (Tenzing). Tenzing is a developer of passenger connectivity solutions for commercial aircraft and is considered by Rockwell Collins to be a development-stage entity subject to higher risk relative to the Company’s other equity investments. Principal risk factors include Tenzing’s ability to meet cash flow requirements and competition that may have greater financial, technical, operational, and marketing resources than Tenzing. The Company reviews its investment in Tenzing for recoverability on a quarterly basis by considering factors that include, but are not limited to, current cash position, projected short and long-term cash flows, and management’s plans to dispose of assets, borrow money or restructure debt, reduce or delay expenditures, and increase ownership equity. The Company accounts for its investment in Tenzing under the equity method and the maximum exposure to loss is $8 million. The Company’s ability to recover its investment in Tenzing is dependent on Tenzing’s ability to secure additional financing from current or new investors and successfully execute its business plan.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $27 million and $55 million for the three and six months ended March 31, 2004, respectively, compared to $24 million and $42 million for the three and six months ended March 31, 2003, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company shares equally with Rockwell Automation, Inc. (Rockwell Automation) in providing a $6 million line-of-credit to Rockwell Scientific, which bears interest at the greater of the Company’s or Rockwell Automation’s commercial paper borrowing rate. At March 31, 2004, $2 million was due to the Company from Rockwell Scientific under this line-of-credit.

8.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	March 31, 2004	September 30, 2003
Advance payments from customers	$109	$92
Customer incentives	98	91
Contract reserves	53	56
Other	57	59

Other current liabilities	$317	$298

9.	Debt

Short-term debt

Short-term commercial paper borrowings outstanding were $66 million at March 31, 2004 and $42 million at September 30, 2003. The weighted average interest rate and maturity period of the commercial paper outstanding at March 31, 2004 was 1.03 percent and 9 days, respectively, and 1.08 percent and 66 days, respectively, at September 30, 2003.

Interest paid for the six months ended March 31, 2004 and 2003 was $3 million and $1 million, respectively.

Long-term debt

On November 20, 2003, the Company issued $200 million of 4.75 percent fixed rate unsecured debt due December 1, 2013 (the Notes). Interest payments on the Notes are due on June 1 and December 1 of each year, commencing June 1, 2004. The Notes contain certain covenants and events of default, including requirements that the Company satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. In addition, on November 20, 2003, the Company entered into interest rate swap contracts which effectively converted $100 million aggregate principal amount of the Notes to floating rate debt based on six-month LIBOR less 7.5 basis points.

Long-term debt is summarized as follows (in millions):

March 31, 2004
Notes due December 1, 2013	$200
Fair value adjustment (Note 15)	5

Long-term debt	$205

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Retirement Benefits

Pension Benefits

The components of net periodic pension expense (income) are as follows for the three and six months ended March 31, 2004 and 2003 (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
Service cost	$10	$10	$20	$19
Interest cost	34	35	68	70
Expected return on plan assets	(44)	(42)	(88)	(83)
Amortization:
Prior service cost	(4)	—	(8)	—
Net actuarial loss	12	2	24	4

Net periodic benefit expense	$8	$5	$16	$10

During the six months ended March 31, 2004, the Company made $128 million of contributions to its pension plans, of which $125 million related to voluntary contributions to its qualified plans and $3 million related to contributions to its non-qualified plans. The Company expects total pension plan contributions for the year ended September 30, 2004 to approximate $131 million, comprised of $125 million in voluntary contributions to its qualified plans and $6 million of contributions to its non-qualified plans.

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

The components of net periodic other retirement benefit expense (income) are as follows for the three and six months ended March 31, 2004 and 2003 (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
Service cost	$1	$1	$2	$2
Interest cost	6	6	12	13
Expected return on plan assets	—	(1)	—	(1)
Amortization:
Prior service cost	(7)	(7)	(14)	(15)
Net actuarial loss	5	5	10	10

Net periodic benefit expense	$5	$4	$10	$9

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company is currently evaluating the impact of this Act on its Other Retirement Benefits expense. Until final guidance is issued, the Company has elected to defer the accounting for the effects of the Act as permitted by Financial Accounting Standards Board (FASB) Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation expense is recorded for the excess of the stock’s quoted market price at the time of grant over the amount an employee must pay to acquire the stock. As the Company’s various incentive plans require stock options to be granted at prices equal to or above the fair market value of the Company’s common stock on the grant dates, no compensation expense is recorded in connection with stock options granted to employees.

The fair value method is an alternative method for accounting for stock-based compensation that is permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under the fair value method, compensation expense is recorded over the vesting periods based on the estimated fair value of the stock-based compensation. The following table illustrates the effect on net income and earnings per share if the Company had accounted for its stock-based compensation plans using the fair value method (in millions, except per share amounts):

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
Net income, as reported	$71	$59	$139	$108
Stock-based compensation expense included in reported net income	—	—	—	—
Stock-based compensation expense determined under the fair value based method, net of tax	(4)	(4)	(8)	(8)

Pro forma net income	$67	$55	$131	$100

Earnings per share:
Basic – as reported	$0.40	$0.33	$0.78	$0.60
Basic – pro forma	$0.38	$0.31	$0.74	$0.56

Diluted – as reported	$0.39	$0.33	$0.77	$0.60
Diluted – pro forma	$0.37	$0.31	$0.73	$0.55

During the six months ended March 31, 2004 and 2003, 1.1 million and 0.6 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $27 million and $11 million for the respective periods. These transactions are non-cash transactions and, therefore, not reflected in the Condensed Consolidated Statement of Cash Flows.

12.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
Net income	$71	$59	$139	$108
Unrealized currency translation adjustment	—	(1)	6	1

Comprehensive income	$71	$58	$145	$109

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Other Expense (Income), Net

Other expense (income), net consists of the following (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
Insurance settlements	$—	$—	$(5)	$—
Royalty income	—	(4)	(2)	(6)
Earnings from equity affiliates	(2)	(2)	(3)	(3)
Interest income	—	—	(1)	(1)
Other, net	4	(1)	7	—

Other expense (income), net	$2	$(7)	$(4)	$(10)

Insurance settlements consist of favorable settlements related to insurance matters arising prior to the Company’s spin-off from Rockwell Automation in 2001.

14.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. During the three and six months ended March 31, 2004 and 2003, the effective income tax rate was 30 percent. During the three and six months ended March 31, 2004, the Company paid income taxes of $4 million and $2 million, respectively, compared with $21 million and $42 million for the three and six months ended March 31, 2003, respectively.

15.	Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	March 31, 2004		September 30, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$67	$67	$66	$66
Short-term commercial paper borrowings	(66)	(66)	(42)	(42)
Long-term debt	(205)	(206)	—	—
Interest rate swaps	5	5	—	—
Foreign currency forward exchange contracts	(6)	(6)	(2)	(2)

The fair value of cash and short-term commercial paper borrowings approximate their carrying value due to their short-term nature. The fair value of long-term debt is based on quoted market prices for debt with similar terms and maturities.

The Company uses derivative financial instruments in the form of interest rate swaps and foreign currency forward exchange contracts to manage interest rate risk and foreign currency risk, respectively. The Company’s policy is to execute such instruments with creditworthy financial institutions and not enter into derivative financial instruments for speculative purposes.

On November 20, 2003, the Company entered into interest rate swap contracts (the Swaps) which effectively converted $100 million aggregate principal amount of the Notes to floating rate debt based on six-month LIBOR less 7.5 basis points. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company has designated the Swaps as fair value hedges. Accordingly, the fair values of the Swaps are recorded in Other Assets on the Condensed Consolidated Statement of Financial Position and the carrying value of the underlying debt is adjusted by an equal amount. The fair value of the interest rate swaps is based on quoted market prices for contracts with similar maturities.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At March 31, 2004 and September 30, 2003, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $105 million and $101 million, respectively. These notional values consist primarily of contracts for the euro and pound sterling, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. As of March 31, 2004 and September 30, 2003, the foreign currency forward exchange contracts are recorded at their fair values based on quoted market prices for contracts with similar maturities in Other Current Assets in the amount of $2 million and Other Current Liabilities in the amounts of $8 million and $4 million, respectively. Management does not anticipate any material adverse effect on its financial position, results of operations, or cash flows relating to these foreign currency forward exchange contracts.

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

Changes in the carrying amount of accrued product warranty costs for the six months ended March 31, 2004 and 2003 are summarized as follows (in millions):

	March 31, 2004	March 31, 2003
Balance at September 30	$144	$152
Warranty costs incurred	(29)	(32)
Product warranty accrual	31	24
Pre-existing warranty adjustments	—	5

Balance at March 31	$146	$149

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

Letters of credit

The Company has contingent commitments in the form of commercial letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at March 31, 2004 were $127 million. These commitments are not reflected as liabilities on the Company’s Statement of Financial Position.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Related to the Company’s spin-off in 2001, the Company is generally obligated to indemnify and defend Rockwell Automation and its affiliates and representatives under the terms of the spin-off agreement for all damages, liabilities or actions arising out of or in connection with Rockwell Automation’s former avionics and communications business, including with respect to former operations, and the liabilities assumed by the Company as part of the separation. This indemnity obligation continues indefinitely and without any maximum limitation.

The amount the Company could be required to pay under its indemnification agreements is generally limited based on amounts specified in the underlying agreements, or in the case of some agreements, the maximum potential amount of future payments that could be required is not limited. When a potential claim is asserted under these agreements, the Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The nature of these agreements prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay should counterparties to these agreements assert a claim. Although future claims cannot be predicted with certainty, management believes these agreements will not have a material adverse effect on the Company’s business or financial condition, but could possibly be material to the results of operations or cash flows of any one period.

17.	Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. The Company is currently involved in the investigation or remediation of seven sites under these regulations or pursuant to lawsuits asserted by third parties, excluding those sites related to the Company’s acquisition of Kaiser Aerospace & Electronics Corporation (Kaiser). As of March 31, 2004, management estimates that the total reasonably possible future costs the Company could incur from these matters to be approximately $15 million. The Company has recorded environmental reserves for these matters of $5 million as of March 31, 2004, which represents management’s estimate of the probable future cost for these matters.

In addition, Rockwell Collins assumed liabilities for certain environmental matters relating to properties purchased in connection with the acquisition of Kaiser. Moreover, Rockwell Collins also may be contingently liable for environmental matters related to certain other properties previously owned or leased by Kaiser.

Liability for these matters is subordinated to third parties; however, failure of these third parties to satisfy their obligations related to these properties could cause these liabilities to revert to Rockwell Collins. Rockwell Collins has certain rights to indemnification for the Kaiser related environmental matters from escrow funds set aside at the time of acquisition (approximately $5 million is remaining in escrow as of March 31, 2004). The remaining escrow funds are not expected to be disbursed to the former owners of Kaiser any earlier than December 2005, and some funds may remain in escrow in the event there are any outstanding and unresolved claims. Management believes the amounts of these escrow funds are sufficient to address the Company’s potential liability for these matters.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

18.	Litigation

The Company is subject to various lawsuits, claims and proceedings that have been or may be instituted or asserted against the Company relating to the conduct of the Company’s business, including those pertaining to product liability, intellectual property, safety and health, contract and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters that are pending or asserted will not have a material adverse effect on the Company’s business or financial condition, but could possibly be material to the results of operations or cash flows of any one period.

19.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
Sales:
Government Systems	$377	$296	$688	$552
Commercial Systems	342	322	659	627

Total sales	$719	$618	$1,347	$1,179

Segment operating earnings:
Government Systems	$69	$55	$132	$103
Commercial Systems	46	39	88	71

Total segment operating earnings	115	94	220	174
Interest expense	(2)	(1)	(4)	(2)
Earnings from corporate-level equity affiliate	1	1	1	2
General corporate, net	(12)	(10)	(18)	(20)

Income before income taxes	102	84	199	154
Income tax provision	(31)	(25)	(60)	(46)

Net income	$71	$59	$139	$108

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

ROCKWELL COLLINS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and six months ended March 31, 2004 and 2003 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

We operate on a fiscal year basis with the fiscal year ending on September 30. All date references contained herein relate to our fiscal year unless otherwise stated.

Three Months Ended March 31, 2004 and 2003

Sales increased 16 percent to $719 million for the three months ended March 31, 2004 compared to $618 million for the three months ended March 31, 2003. This sales growth resulted from increased demand for defense electronics, stronger service and support sales in our commercial systems business, and our acquisition of NLX that was completed in December 2003. Net income for the three months ended March 31, 2004 increased 20 percent to $71 million, or 9.9 percent of sales, compared to net income of $59 million, or 9.5 percent of sales, in the same period last year. This increase in net income for the three months ended March 31, 2004 resulted primarily from higher sales volume coupled with selling, general and administrative expenses that were essentially flat at $87 million, or 12.1 percent of sales, compared to $86 million, or 13.9 percent of sales, in the same period a year ago. Offsetting these improvements was a $9 million reduction in other income, net that resulted primarily from lower royalty income and higher retirement benefits costs. The increase in net income resulted in diluted earnings per share of 39 cents for the three months ended March 31, 2004, an increase of 6 cents compared to diluted earnings per share of 33 cents in the same period last year.

Government Systems sales of $377 million for the three months ended March 31, 2004 increased $81 million compared to sales of $296 million for the three months ended March 31, 2003. The NLX acquisition, completed in December 2003, contributed $28 million of the incremental sales. Excluding NLX, Government Systems sales increased 18 percent from the same period last year resulting primarily from higher sales on the KC-135 aircraft retrofit program, various helicopter and advanced communication programs, and the Joint Strike Fighter (JSF) and Joint Tactical Radio System (JTRS) development programs. Government Systems’ operating earnings for the three months ended March 31, 2004 increased 25 percent to $69 million compared to $55 million for the same period a year ago. The operating earnings growth resulted primarily from the higher sales, incurring lower operating expenses as a percent of sales, and favorable performance on certain production programs. Operating earnings as a percent of sales of 18.3 percent for the three months ended March 31, 2004 was slightly lower than the 18.6 percent for the three months ended March 31, 2003 as a result of lower margin sales from NLX and development contracts, such as JTRS and JSF.

Commercial Systems sales of $342 million for the three months ended March 31, 2004 increased $20 million, or 6 percent, compared to sales of $322 million in the same period last year. The increased sales resulted primarily from higher air transport, business and regional service and support aftermarket sales. Air transport, business and regional jet original equipment sales were comparable to sales for the same period last year. Operating earnings for the three months ended March 31, 2004 increased 18 percent to $46 million, or 13.5 percent of sales, compared to $39 million, or 12.1 percent of sales, for the same period last year. The increase was due primarily to the higher sales volume combined with holding operating expenses at a level comparable with the same period last year.

Six Months Ended March 31, 2004 and 2003

Sales increased 14 percent to $1,347 million for the six months ended March 31, 2004 compared with sales of $1,179 million for the six months ended March 31, 2003. This sales growth resulted from increased demand for defense electronics, stronger service and support sales in our commercial systems business, and our acquisition of NLX that was completed in December 2003. Our continued focus on controlling costs has resulted in selling, general and administrative expenses that were up only slightly to $167 million, or 12.4 percent of sales, compared to $163 million, or 13.8 percent of sales, in the same period a year ago. Other income, net for the six months ended March 31, 2004 was $4 million compared to $10 million in the same period a year ago with the decline resulting from lower royalty income and higher retirement benefits costs, partially offset by a $5 million gain from favorable settlements related to insurance matters arising prior to the Company’s spin-off from Rockwell Automation in 2001. Higher sales volume and lower selling, general and administrative expenses as a percent of sales resulted in a 29 percent increase in net income to $139 million for the six months ended March 31, 2004, or 10.3 percent of sales, compared to net income of $108 million, or 9.2 percent of sales, in the same period last year. Diluted earnings per share of 77 cents for the six months ended March 31, 2004, increased 17 cents compared to diluted earnings per share of 60 cents for the six months ended March 31, 2003.

ROCKWELL COLLINS, INC.

Government Systems sales of $688 million for the six months ended March 31, 2004 increased $136 million compared to sales of $552 million for the six months ended March 31, 2003. The NLX acquisition, completed in December 2003, has contributed $35 million of incremental sales for the six months ended March 31, 2004. Excluding NLX, Government Systems sales increased 18 percent from the same period last year resulting primarily from higher sales on the KC-135 and international C-130 aircraft retrofit programs, higher ARC-210 / 220 radio product sales, and increased JSF and JTRS development sales. Government Systems operating earnings for the six months ended March 31, 2004 increased to $132 million, or 19.2 percent of sales, compared to operating earnings of $103 million, or 18.7 percent of sales for the six months ended March 31, 2003. This earnings growth resulted primarily from higher sales and favorable performance on certain production programs partially offset by higher production start-up costs on several navigation and display programs. Segment earnings as a percent of sales benefited from lower operating expenses as a percent of sales, partially offset by increases in lower margin sales volume from NLX and development contracts, such as JTRS and JSF.

Commercial Systems sales of $659 million for the six months ended March 31, 2004 increased $32 million compared to sales of $627 million for the six months ended March 31, 2003. The increased sales resulted primarily from higher air transport, business and regional service and support aftermarket sales. Air transport, business and regional jet original equipment sales were comparable to sales for the same period last year. Commercial Systems operating earnings for the six months ended March 31, 2004 increased to $88 million, or 13.4 percent of sales, compared to $71 million, or 11.3 percent of sales for the six months ended March 31, 2003. The increase was due primarily to the higher aftermarket sales volume combined with holding operating expenses at a level comparable with the same period last year.

Retirement Benefits

Net periodic benefit expense for pension benefits and other retirement benefits are as follows (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
Pension benefits	$8	$5	$16	$10
Other retirement benefits	5	4	10	9

Net periodic benefit expense	$13	$9	$26	$19

Pension Benefits

Pension expense for the three months ended March 31, 2004 and 2003 was $8 million and $5 million, respectively, and $16 million and $10 million for the six months ended March 31, 2004 and 2003, respectively. Pension expense for the full year 2004 will be approximately $32 million compared to $20 million for the full year 2003. The increase in 2004 is primarily due to the decrease in the funded status of our pension plans caused by declines in the fair value of pension assets and falling discount rates during the two year period ended September 30, 2003. The funded status of our pension plans at September 30, 2003 was a deficit of $763 million. Improved investment performance combined with $200 million of voluntary contributions since our June 30, 2003 actuarial valuation have improved the funded status of our pension plans by approximately $350 million at March 31, 2004.

Other Retirement Benefits

Other Retirement Benefits expense for the three months ended March 31, 2004 and 2003 was $5 million and $4 million, respectively, and $10 million and $9 million for the six months ended March 31, 2004 and 2003, respectively. Other Retirement Benefits expense for the full year 2004 will remain unchanged from 2003 at $19 million as a direct result of an amendment to our retiree medical plan in 2002 that, among other plan design changes, established a fixed company contribution toward per capita health care costs for retirees. Other Retirement Benefits expense for the three months ended March 31, 2004 as well as the full year 2004 projection of $19 million does not include the effects, if any, of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) that was signed into law on December 8, 2003. For information related to the Act and our related accounting, see Note 10 to the Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

Investment in Equity Affiliate

We have a 16% ownership investment in Tenzing Communications (Tenzing). Tenzing is a developer of passenger connectivity solutions for commercial aircraft and is considered by Rockwell Collins to be a development-stage entity subject to higher risk relative to the Company’s other equity investments. Principal risk factors include Tenzing’s ability to meet cash flow requirements and competition that may have greater financial, technical, operational, and marketing resources than Tenzing. We review our investment in Tenzing for recoverability on a quarterly basis by considering factors that include, but are not limited to, current cash position, projected short and long-term cash flows, and management’s plans to dispose of assets, borrow money or restructure debt, reduce or delay expenditures, and increase ownership equity. We account for our Tenzing investment under the equity method and our maximum exposure to loss is $8 million. We believe our ability to recover our investment in Tenzing is dependent on Tenzing’s ability to secure additional financing from current or new investors and successfully execute its business plan.

Income Taxes

At the end of each interim reporting period we make an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The effective income tax rate for the three and six months ended March 31, 2004 and 2003 was 30 percent. The Extraterritorial Income Exclusion (ETI) and Research and Development Tax Credit both provide substantial benefits in reducing our overall effective income tax rate. The ETI, which provides a tax benefit on export sales, will likely be repealed during 2004 while the Research and Development Tax Credit is set to expire on June 30, 2004. We believe that the 30.0 percent effective income tax rate is sustainable for our company as long as an equivalent tax benefit replaces the ETI and the Research and Development Tax Credit is extended. Assuming we take no other actions, if the ETI is repealed without an equivalent replacement and the Research and Development Tax Credit is not extended beyond June 30, 2004, the loss of the tax benefit to our company would increase our effective income tax rate in 2004 and 2005 to as much as 32 and 35 percent, respectively.

Outlook

We still anticipate revenues to be in the range of $2.80 to $2.85 billion. Earnings per share are now anticipated to be in the range of $1.55 to $1.60, which is at the high end of our previous earnings per share range of $1.50 to $1.60. Cash flow from operating activities is still expected to be in the range of $225 million to $275 million after $125 million in voluntary contributions to our qualified pension plans.

Our Government Systems sales are expected to increase by approximately 21 percent over 2003 and represent about 54 percent of total sales. Our acquisition of NLX is expected to account for about 8 percentage points, or approximately $100 million, of this sales increase. Operating margins for Government Systems are projected to decrease from the 19 percent posted in the first six months of 2004 to a range of 17 to 18 percent for the full year 2004 due to lower margin NLX business and increased sales on lower margin development contracts, such as JTRS, JSF, E6-B Block I Modifications, and Future Combat Systems.

Our Commercial Systems sales are expected to increase by low to mid single digits in 2004 as compared to 2003 and are projected to represent approximately 46 percent of total sales. Sales to air transport customers for aviation electronics are projected to be approximately 27 percent of total sales. Aftermarket sales are anticipated to increase approximately 8 percent due to strengthening air transport service and support activity while air transport original equipment sales are expected to be flat. Sales to business and regional jet customers are projected to be approximately 19 percent of total sales. Business and regional jet original equipment sales are expected to be flat. Aftermarket sales to business and regional customers are anticipated to increase approximately 8 percent as a result of higher service and support and retrofit activity. Operating margins for Commercial Systems in 2004 are projected at 13 to 14 percent.

Company and customer-funded research and development for 2004 is projected to approximate 20 percent of sales.

ROCKWELL COLLINS, INC.

Financial Condition and Liquidity

Cash Flow Summary

Cash provided by operating activities was $34 million for the six months ended March 31, 2004 compared to cash provided by operating activities of $128 million in the same period last year. The decrease in operating cash flow during the six months ended March 31, 2004 compared to the same period last year was principally due to $125 million in voluntary pension contributions and increases in working capital to support increased sales volume, partially offset by lower tax payments.

Cash used for investing activities during the six months ended March 31, 2004 was $168 million compared to $26 million in the same period last year. This increase was primarily due to $126 million of cash paid for the NLX acquisition in December 2003. In addition, we paid $11 million for license agreements during the six months ended March 31, 2004. Capital expenditures increased to $32 million in the six months ended March 31, 2004 from $27 million for the same period last year. We expect capital expenditures for the full year 2004 to increase to approximately $95 million compared to full year 2003 capital expenditures of $72 million. Purchases of test equipment to ramp-up production for certain new government programs are expected to drive the increased capital expenditures.

Cash provided by financing activities was $139 million for the six months ended March 31, 2004 compared to cash used by financing activities of $109 million for the same period last year. The increase is due primarily to $198 million in proceeds from long-term debt that was used primarily to fund our pension plan and our acquisition of NLX. For the six months ended March 31, 2004 we repurchased 2.5 million shares of common stock into treasury at a cost of $73 million compared to 4.4 million shares at a cost of $91 million for the same period last year, see Item 2 of Part II.

Cash generated by operations combined with our borrowing capacity is expected to meet future operating cash flow needs, capital expenditures, dividend payments, contractual commitments, acquisitions, and share repurchases for the foreseeable future.

Liquidity

In addition to cash provided by normal operating activities, we utilize a combination of short-term and long-term debt to finance operations. Our primary source of short-term liquidity is through borrowings in the commercial paper market. Our access to that market is facilitated by the strength of our credit ratings and $850 million of committed credit facilities with several banks (Revolving Credit Facilities). Our current ratings as provided by Moody’s Investors Service (Moody’s), Standard & Poor’s and Fitch, Inc. are A-2 / A / A, respectively, for long-term debt and P-1 / A-1 / F-1, respectively, for short-term debt. Moody’s, Standard & Poor’s and Fitch, Inc. have stable outlooks on our credit rating.

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. Commercial paper borrowings outstanding at March 31, 2004 were $66 million.

Our Revolving Credit Facilities consist of a five-year $500 million portion expiring in May 2006 and a 364-day $350 million portion which expires in May 2004. We are in the process of renewing the 364-day credit facility and anticipate that the facility will be renewed at its current level. The Revolving Credit Facilities exist primarily to support our commercial paper program, but are available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facilities requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. Our debt to total capitalization ratio at March 31, 2004 was 23 percent. At our election, the 364-day portion of the Revolving Credit Facilities can be converted to a one-year term loan. The Revolving Credit Facilities do not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. In addition, short-term credit facilities available to foreign subsidiaries amounted to $36 million as of March 31, 2004. There were no significant commitment fees or compensating balance requirements under these facilities. At March 31, 2004, there were no borrowings outstanding under any of the Company’s credit facilities.

ROCKWELL COLLINS, INC.

In addition to our credit facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the Notes) under the shelf registration statement. The Notes contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. At March 31, 2004, $550 million of the shelf registration was available for future use.

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

Environmental

For information related to environmental claims, remediation efforts and related matters, see Note 17 of the condensed consolidated financial statements.

Critical Accounting Policies

Preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments, and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of the Company’s financial statements are described in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the six months ended March 31, 2004.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, accompanied by such phrases as “believes”, “estimates”, “expects”, “could”, “likely”, “anticipates”, “will”, “intends”, and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the timing related to the recovery of the commercial airline industry such as airline passenger traffic and profitability; the health of the global economy as well as the commercial aerospace industry; a reduction of domestic and foreign government spending, budgetary and trade policies; economic and political changes in international markets where we compete; demand for and market acceptance of new and existing products and services; performance of our products and services; potential cancellation or termination of contracts by our customers; delay of orders or changes in procurement practices by our customers; customer bankruptcy; labor work stoppages; material shortages; the risks inherent in fixed price contracts; recruitment and retention of qualified personnel; performance of our major suppliers and subcontractors; our ability to successfully execute to our internal performance plans; achieving our planned effective tax rates; favorable outcomes of certain customer procurements and congressional approvals; changes to new aircraft build rates; product reliability; successful execution of our acquisition, strategic and integration plans; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

ROCKWELL COLLINS, INC.

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

At March 31, 2004, short-term commercial paper borrowings outstanding were $66 million compared with $42 million at September 30, 2003. Although the interest rates are fixed through the maturity date, we are exposed to interest rate risk upon maturity of commercial paper borrowings as we will generally refinance all or a portion of this debt by issuing new commercial paper at market interest rates that may be higher or lower at that time. If market interest rates had averaged 10 percent higher in either 2004 or 2003, the effect on results of operations or cash flows would not have been material. Due to the short-term nature of commercial paper outstanding, the fair value of these obligations approximated its carrying value at March 31, 2004.

At March 31, 2004 we had $200 million of fixed rate long-term debt obligations outstanding with a carrying value of $205 million. The fair value of this debt was $206 million at March 31, 2004. Fluctuations in market interest rates related to our fixed-rate long-term debt would not have an effect on our results of operations or cash flows as we currently have no plans to repurchase this debt. In addition, we have interest rate swap contracts which effectively converted $100 million aggregate principal amount of our fixed rate long-term debt to floating rate debt based on six-month LIBOR less 7.5 basis points. The fair value of the interest rate swaps was an asset of $5 million at March 31, 2004. A hypothetical 10 percent adverse change in market interest rates relative to our interest rate swaps would not have a material effect on our results of operations or cash flows.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities (by requiring, where possible, export sales and purchases be denominated in United States dollars) and utilizing foreign currency forward exchange contracts to manage our exposure on transactions denominated in currencies other than the applicable functional currency. Less than 10 percent of our total sales are denominated in currencies other than the United States dollar. Foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is our policy not to enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to the translation of reported results of our foreign subsidiaries from the local currency to the United States dollars.

For information related to outstanding foreign currency forward exchange contracts, see Note 15 of the condensed consolidated financial statements.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of March 31, 2004, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of March 31, 2004 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

ROCKWELL COLLINS, INC.

PART II. OTHER INFORMATION

Item 2. Issuer Purchases of Equity Securities

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2004 through January 31, 2004	—	—	—	$118.6 million
February 1, 2004 through February 29, 2004	253,700	$32.24	253,700	$110.4 million
March 1, 2004 through March 31, 2004	1,285,000	$30.84	1,285,000	$70.8 million

Total	1,538,700	$31.07	1,538,700	$70.8 million

[1]	In February 2003, our Board of Directors approved $200 million of repurchases with no stated expiration dates.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareowners of the Company was held on February 10, 2004 and the number of voting shares outstanding as of the record date was 178,056,428.

(b)	At the meeting, the shareowners voted to elect two directors of the Company. Each nominee for director was elected to a term expiring in 2007 by a vote of the shareowners as follows:

	Affirmative Votes	Votes Withheld
Donald R. Beall	148,210,685	9,318,309
Richard J. Ferris	142,179,355	15,349,639

In addition to the directors elected above, the Company’s Board of Directors also include the following continuing directors with terms expiring in 2005 or 2006: Anthony J. Carbone, Michael P.C. Carns, Chris A. Davis, Clayton M. Jones, Cheryl L. Shavers and Joseph F. Toot, Jr.

(c)	At the meeting, the shareowners also voted on a proposal to approve the selection by the Audit Committee of the Board of Directors of the firm Deloitte & Touche LLP as auditors of the Company. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	133,527,606
Negative votes	22,763,301
Abstentions	1,238,081

ROCKWELL COLLINS, INC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10-n-4	Amended Schedule identifying executives of the Company who are party to a Change of Control Agreement in the form filed as Exhibit 10.8.1 to the Company’s Registration Statement on Form 10 (File No. 001-16445)

	12	Computation of Ratio of Earnings to Fixed Charges for the six months ended March 31, 2004.

	31.1	Certification by Chief Executive Officer.

	31.2	Certification by Chief Financial Officer.

	32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the three months ended March 31, 2004:

Form 8-K dated January 13, 2004 announcing an increase in fiscal year 2004 earnings per share guidance and the first quarter 2004 earnings release date.

Form 8-K dated January 27, 2004 announcing first quarter 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: April 27, 2004	By	/s/ D. H. Brehm
D. H. Brehm
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: April 27, 2004	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary