Form 10-Q
period 2004-06-30
ROCKWELL COLLINS INC
filed 2004-08-03
CIK 1137411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004.

Commission file number 1-16445.

Rockwell Collins, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2314475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Collins Road NE Cedar Rapids, Iowa	52498
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (319) 295-1000

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

177,036,770 shares of registrant’s Common Stock, par value $.01 per share, were outstanding on July 28, 2004.

ROCKWELL COLLINS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Unaudited)

(in millions, except per share amounts)

	June 30, 2004	September 30, 2003
ASSETS
Current Assets:
Cash	$57	$66
Receivables	600	525
Inventories	688	618
Current deferred income taxes	179	178
Income taxes receivable	6	17
Other current assets	34	23

Total current assets	1,564	1,427

Property	395	401
Intangible Assets	133	110
Goodwill	434	330
Other Assets	287	323

TOTAL ASSETS	$2,813	$2,591

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$42
Accounts payable	186	198
Compensation and benefits	221	216
Income taxes payable	24	3
Product warranty costs	151	144
Other current liabilities	363	298

Total current liabilities	945	901

Long-Term Debt	196	—
Retirement Benefits	708	824
Other Liabilities	26	33

Shareowners’ Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,222	1,213
Retained earnings	412	273
Accumulated other comprehensive loss	(511)	(516)
Common stock in treasury, at cost (shares held: June 30, 2004, 7.0; September 30, 2003, 6.0)	(187)	(139)

Total shareowners’ equity	938	833

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,813	$2,591

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Sales
Product sales	$666	$550	$1,858	$1,602
Service sales	78	70	233	197

Total sales	744	620	2,091	1,799

Costs, expenses and other:
Product cost of sales	492	397	1,362	1,173
Service cost of sales	55	53	166	146
Selling, general, and administrative expenses	88	81	255	245
Interest expense	2	1	6	3
Other income, net	(1)	(22)	(5)	(32)

Total costs, expenses and other	636	510	1,784	1,535

Income before income taxes	108	110	307	264

Income tax provision	32	33	92	79

Net income	$76	$77	$215	$185

Earnings per share:
Basic	$0.43	$0.43	$1.21	$1.03
Diluted	$0.42	$0.43	$1.19	$1.03

Weighted average common shares:
Basic	176.8	178.3	177.6	179.2
Diluted	179.3	179.1	179.9	180.0

Cash dividends per share	$0.09	$0.09	$0.27	$0.27

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended June 30
	2004	2003
Operating Activities:
Net income	$215	$185
Adjustments to arrive at cash provided by operating activities:
Depreciation	69	70
Amortization of intangible assets	12	9
Pension plan contributions	(130)	(45)
Compensation and benefits paid in common stock	48	30
Deferred income taxes	30	67
Tax benefit from the exercise of stock options	7	5
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(39)	43
Inventories	(68)	(17)
Accounts payable	(27)	(56)
Income taxes	34	(41)
Compensation and benefits	4	(22)
Other assets and liabilities	22	(25)

Cash Provided by Operating Activities	177	203

Investing Activities:
Acquisition of businesses, net of cash acquired	(126)	2
Property additions	(50)	(44)
Proceeds from the disposition of property	1	4
Acquisition of intangible assets	(11)	—
Investment in equity affiliates	—	(5)

Cash Used for Investing Activities	(186)	(43)

Financing Activities:
Proceeds from issuance of long-term debt	198	—
Net decrease in short-term borrowings	(42)	(18)
Purchases of treasury stock	(134)	(93)
Cash dividends	(48)	(48)
Proceeds from the exercise of stock options	30	15

Cash Provided by (Used for) Financing Activities	4	(144)

Effect of exchange rate changes on cash	(4)	(7)

Net Change in Cash	(9)	9
Cash at Beginning of Period	66	49

Cash at End of Period	$57	$58

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

Prior to 2004, the Company operated on a fiscal year basis with the fiscal year ending on September 30. Beginning with the Company’s 2004 fiscal year, the Company has changed to a fiscal 52/53 week year ending on the Friday nearest to September 30. The Company’s 2004 fiscal year will end on October 1, 2004. All date references contained herein relate to the Company’s fiscal year unless otherwise stated.

Certain prior year amounts have been reclassified to conform to the current year presentation.

On April 30, 2004, the Board of Directors of the Company declared a quarterly dividend of nine cents per share on its common stock, paid on June 7, 2004 to shareowners of record on May 17, 2004. On June 30, 2004, the Board of Directors of the Company declared a quarterly dividend of twelve cents per share on its common stock, payable on September 7, 2004 to shareowners of record on August 12, 2004.

2.	Acquisitions

In December 2003, the Company acquired NLX Holding Corporation (NLX), a provider of integrated training and simulation systems. NLX provides simulators ranging from full motion full flight simulators to desktop simulators, training, upgrades, modifications, and engineering and technical services primarily to branches of the United States military.

In March 2004, the Company finalized the purchase price for NLX, which resulted in a $1 million reduction in the purchase price to $126 million. The Company adjusted its purchase price allocation during the three months ended June 30, 2004, which resulted in an allocation of $104 million to goodwill; $17 million to intangible assets with finite lives, including customer relationships, developed technology, and trademarks; and $5 million to other acquired assets and liabilities. The purchase price allocations are expected to be finalized during 2004. The weighted average useful life of intangible assets with finite lives is approximately 5 years. Goodwill resulting from the acquisition is included in the Government Systems segment. Approximately 20 percent of the goodwill resulting from the acquisition is tax deductible.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Receivables

Receivables are summarized as follows (in millions):

	June 30, 2004	September 30, 2003
Billed	$473	$460
Unbilled	253	200
Less progress payments	(110)	(118)

Total	616	542
Less allowance for doubtful accounts	(16)	(17)

Receivables	$600	$525

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that are to be billed to customers in accordance with applicable contract terms.

4.	Inventories

Inventories are summarized as follows (in millions):

	June 30, 2004	September 30, 2003
Finished goods	$134	$155
Work in process	254	215
Raw materials, parts, and supplies	341	322

Total	729	692
Less progress payments	(41)	(74)

Inventories	$688	$618

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to life-time buy inventory, which is inventory that is typically no longer being produced by the Company’s vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product. Life-time buy inventory was $111 million and $106 million at June 30, 2004 and September 30, 2003, respectively.

5.	Property

Property is summarized as follows (in millions):

	June 30, 2004	September 30, 2003
Land	$25	$25
Buildings and improvements	229	222
Machinery and equipment	591	566
Information systems software and hardware	231	226
Construction in progress	27	25

Total	1,103	1,064
Less accumulated depreciation	(708)	(663)

Property	$395	$401

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended June 30, 2004 are summarized as follows (in millions):

	Commercial Systems	Government Systems	Total
Balance at September 30, 2003	$187	$143	$330
NLX acquisition	—	104	104

Balance at June 30, 2004	$187	$247	$434

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company’s 2004 impairment tests yielded no impairments.

Intangible assets are summarized as follows (in millions):

	June 30, 2004			September 30, 2003
	Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$116	$32	$84	$109	$24	$85
Customer relationships	9	2	7	—	—	—
License agreements	21	3	18	3	3	—
Trademarks and tradenames	10	3	7	9	1	8
Intangible assets with indefinite lives:
Trademarks and tradenames	18	1	17	18	1	17

Intangible assets	$174	$41	$133	$139	$29	$110

During the nine months ended June 30, 2004, the Commercial Systems segment acquired license agreements for $18 million, of which $11 million was paid during the nine months ended June 30, 2004. These license agreements relate primarily to a strategic agreement with Boeing to provide a global broadband connectivity solution for business aircraft through the Company’s Collins eXchange product.

Annual amortization expense for intangible assets for 2004, 2005, 2006, 2007, and 2008 is expected to be $17 million, $17 million, $22 million, $20 million, and $13 million, respectively.

7.	Other Assets

Other assets are summarized as follows (in millions):

	June 30, 2004	September 30, 2003
Long-term deferred income taxes	$138	$173
Investments in equity affiliates	67	71
Exchange and rental assets, net of accumulated depreciation of $76 million at June 30, 2004 and $67 million at September 30, 2003	49	56
Other	33	23

Other assets	$287	$323

Investments in equity affiliates consist of investments in three joint ventures, each of which is 50 percent owned by the Company and accounted for under the equity method. The Company’s joint ventures consist of Rockwell Scientific, LLC (Rockwell Scientific), Vision Systems International, LLC, and BAE Systems/Rockwell Collins Data Link Solutions.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to these 50 percent owned joint ventures, the Company also has a 16 percent ownership investment in Tenzing Communications (Tenzing). Tenzing is a developer of passenger connectivity solutions for commercial aircraft. In July 2004, Tenzing entered into a non-binding letter of intent with Airbus and Sita, Inc. to form a new entity which will offer aircraft data and voice connectivity. This potential transaction could reasonably be completed by October 2004 at which time the Company’s ownership percentage in the new entity is expected to be approximately 3 percent. The terms of this potential transaction indicate the fair value of the Company’s investment in Tenzing is lower than the carrying amount recorded. This decline in value is believed to be other-than-temporary in nature and accordingly, the Company recorded a $7 million loss related to this investment during the three months ended June 30, 2004. This loss is reflected in Other Income, Net in the Company’s Condensed Consolidated Statement of Operations.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $30 million and $85 million for the three and nine months ended June 30, 2004, respectively, compared to $33 million and $75 million for the three and nine months ended June 30, 2003, respectively.

The Company shares equally with Rockwell Automation, Inc. (Rockwell Automation) in providing a $6 million line-of-credit to Rockwell Scientific, which bears interest at the greater of the Company’s or Rockwell Automation’s commercial paper borrowing rate. At June 30, 2004, $2 million was due to the Company from Rockwell Scientific under this line-of-credit.

8.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30, 2004	September 30, 2003
Advance payments from customers	$135	$92
Customer incentives	103	91
Contract reserves	53	56
Dividends	21	—
Other	51	59

Other current liabilities	$363	$298

9.	Debt

Short-term debt

There were no short-term commercial paper borrowings outstanding at June 30, 2004. At September 30, 2003, short-term commercial paper borrowings outstanding were $42 million with a weighted average interest rate and maturity period of 1.08 percent and 66 days, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term debt is summarized as follows (in millions):

June 30, 2004
Notes due December 1, 2013	$200
Fair value adjustment (Note 15)	(4)

Long-term debt	$196

Interest paid on short and long-term debt for the nine months ended June 30, 2004 and 2003 was $7 million and $1 million, respectively.

10.	Retirement Benefits

Pension Benefits

The components of net periodic pension expense are as follows for the three and nine months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Service cost	$10	$9	$30	$28
Interest cost	34	35	102	105
Expected return on plan assets	(44)	(42)	(132)	(125)
Amortization:
Prior service cost	(4)	1	(12)	1
Net actuarial loss	12	2	36	6

Net periodic benefit expense	$8	$5	$24	$15

During the nine months ended June 30, 2004, the Company made $130 million of contributions to its pension plans, of which $125 million related to voluntary contributions to its qualified plans and $5 million related to contributions to its non-qualified plans. The Company is not required to make any mandatory contributions pursuant to federal regulations in calendar 2004. However, the Company continues to monitor the funded status of its pension plans and will consider additional voluntary contributions. At this time, the Company expects total pension plan contributions for the year ended September 30, 2004 to approximate $132 million.

Other Retirement Benefits

Other retirement benefits consist primarily of retiree health care and life insurance benefits that are provided to substantially all of the Company’s domestic employees and covered dependents. Employees generally become eligible to receive these benefits if they retire after age 55 with at least 10 years of service. Most plans are contributory with retiree contributions generally based upon years of service and adjusted annually by the Company. In 2002, the Company amended its retiree medical plans to establish a fixed amount that it will contribute toward retiree medical coverage. Additional contributions are required from participants for all costs in excess of the Company’s fixed contribution amount. Retiree medical plans pay a stated percentage of expenses reduced by deductibles and other coverage, principally Medicare.

The components of net periodic other retirement benefit expense are as follows for the three and nine months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Service cost	$1	$1	$3	$3
Interest cost	6	7	18	20
Expected return on plan assets	(1)	—	(1)	(1)
Amortization:
Prior service cost	(7)	(8)	(21)	(23)
Net actuarial loss	5	5	15	15

Net periodic benefit expense	$4	$5	$14	$14

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. During the three months ended June 30, 2004, the Company completed its review of the Act and remeasured its retiree medical liability as of December 8, 2003 pursuant to Financial Accounting Standards Board (FASB) Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This remeasurement was performed based upon the plan design in effect on December 8, 2003 using the same actuarial assumptions used in the Company’s prior actuarial valuation on June 30, 2003, as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, including the financial statements in Exhibit 13 incorporated by reference in the Form 10-K. The effect of the Act on the Company’s retiree medical obligation as of December 8, 2003 and related expense in 2004 was not material. This is a direct result of the Company’s fixed contribution plan design.

As a result of the Act, the Company amended its retiree medical plans on June 30, 2004 to discontinue post-65 prescription drug coverage effective January 1, 2008. This action is expected to reduce our benefit obligation related to Other Retirement Benefits by approximately $99 million at September 30, 2004 and Other Retirement Benefits expense by approximately $15 million in 2005.

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

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Net income, as reported	$76	$77	$215	$185
Stock-based compensation expense included in reported net income	—	—	—	—
Stock-based compensation expense determined under the fair value based method, net of tax	(3)	(4)	(11)	(12)

Pro forma net income	$73	$73	$204	$173

Earnings per share:
Basic – as reported	$0.43	$0.43	$1.21	$1.03
Basic – pro forma	$0.41	$0.41	$1.15	$0.97

Diluted – as reported	$0.42	$0.43	$1.19	$1.03
Diluted – pro forma	$0.40	$0.41	$1.13	$0.96

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended June 30, 2004 and 2003, 1.9 million and 1.6 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $48 million and $30 million for the respective periods. These transactions are non-cash transactions and therefore are not reflected in the Condensed Consolidated Statement of Cash Flows.

12.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Net income	$76	$77	$215	$185
Unrealized currency translation adjustment	(1)	9	5	10

Comprehensive income	$75	$86	$220	$195

13.	Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Contract dispute settlement (A)	$(7)	$—	$(7)	$—
Insurance settlements (B)	—	—	(5)	—
Loss on equity investment (C)	7	—	7	—
Gain on life insurance reserve fund (D)	—	(20)	—	(20)
Royalty income	(1)	(2)	(3)	(8)
Earnings from equity affiliates	(2)	(1)	(5)	(4)
Interest income	(1)	—	(2)	(1)
Other, net	3	1	10	1

Other income, net	$(1)	$(22)	$(5)	$(32)

(A)	The contract dispute settlement gain relates to the resolution of a legal matter brought by the Company prior to the Company’s spin-off from Rockwell Automation in 2001.
(B)	The insurance settlements gain consists of favorable settlements related to insurance matters that originated prior to the Company’s spin-off from Rockwell Automation.
(C)	The loss on equity investment relates to the Company’s investment in Tenzing. See Note 7 for further detail.
(D)	The gain on life insurance reserve fund relates to a favorable tax ruling from the Internal Revenue Service regarding an over funded life insurance reserve trust fund. The ruling allowed the Company to use funds from the trust to pay for other employee health and welfare benefits without incurring an excise tax.

14.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. During the three and nine months ended June 30, 2004 and 2003, the effective income tax rate was 30 percent. During the nine months ended June 30, 2004 and 2003 the Company paid income taxes of $17 million and $45 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	June 30, 2004		September 30, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$57	$57	$66	$66
Short-term commercial paper borrowings	—	—	(42)	(42)
Long-term debt	196	194	—	—
Interest rate swaps	(4)	(4)	—	—
Foreign currency forward exchange contracts	(4)	(4)	(2)	(2)

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

Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At June 30, 2004 and September 30, 2003, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $72 million and $101 million, respectively. These notional values consist primarily of contracts for the Euro and Pound Sterling, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. As of June 30, 2004 and September 30, 2003, the foreign currency forward exchange contracts are recorded at their fair values based on quoted market prices for contracts with similar maturities in Other Current Assets in the amounts of $2 million and $2 million, respectively, and Other Current Liabilities in the amounts of $6 million and $4 million, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the carrying amount of accrued product warranty costs for the nine months ended June 30, 2004 and 2003 are summarized as follows (in millions):

	June 30, 2004	June 30, 2003
Balance at September 30	$144	$152
Warranty costs incurred	(42)	(45)
Product warranty accrual	49	33
Pre-existing warranty adjustments	—	5

Balance at June 30	$151	$145

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

Letters of credit

The Company has contingent commitments in the form of commercial letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at June 30, 2004 were $99 million. These commitments are not reflected as liabilities on the Company’s Statement of Financial Position.

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

The amount the Company could be required to pay under its indemnification agreements is generally limited based on amounts specified in the underlying agreements, or in the case of some agreements, the maximum potential amount of future payments that could be required is not limited. When a potential claim is asserted under these agreements, the Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The nature of these agreements prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay should counterparties to these agreements assert a claim. Although future claims cannot be predicted with certainty, management believes these agreements will not have a material adverse effect on the Company’s business or financial position, but could possibly be material to the results of operations or cash flows of any one period.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.	Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. The Company is currently involved in the investigation or remediation of seven sites under these regulations or pursuant to lawsuits asserted by third parties, excluding those sites related to the Company’s acquisition of Kaiser Aerospace & Electronics Corporation (Kaiser) that are discussed below. As of June 30, 2004, management estimates that the total reasonably possible future costs the Company could incur from these matters to be approximately $15 million. The Company has recorded environmental reserves for these matters of $5 million as of June 30, 2004, which represents management’s estimate of the probable future cost for these matters.

In addition, Rockwell Collins assumed liabilities for certain environmental matters relating to properties purchased in connection with the acquisition of Kaiser. Moreover, Rockwell Collins also may be contingently liable for environmental matters related to certain other properties previously owned or leased by Kaiser. Liability for these matters is subordinated to third parties; however, failure of these third parties to satisfy their obligations related to these properties could cause these liabilities to revert to Rockwell Collins. Rockwell Collins has certain rights to indemnification for the Kaiser related environmental matters from escrow funds set aside at the time of acquisition (approximately $4 million is remaining in escrow as of June 30, 2004). The remaining escrow funds are not expected to be disbursed to the former owners of Kaiser any earlier than December 2005, and some funds may remain in escrow in the event there are any outstanding and unresolved claims. Management believes the amounts of these escrow funds are sufficient to address the Company’s potential liability for these matters.

To date, compliance with environmental regulations and resolution of environmental claims has been accomplished without material effect on the Company’s liquidity and capital resources, competitive position or financial condition. Management believes that expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the Company’s business or financial position, but could possibly be material to the results of operations or cash flows of any one period. Management cannot assess the possible effect of compliance with future environmental regulations.

18. Litigation

BAE Systems Electronics Limited (BAE) filed a complaint against the Company in the United States District Court for the Northern District of Texas on April 7, 2003 alleging a single count of patent infringement involving certain head-up display (HUD) products sold by the Company’s Flight Dynamics subsidiary. BAE’s complaint seeks an unspecified amount of compensatory damages (which could be tripled if willful infringement can be proven), reasonable attorney’s fees and a permanent injunction until August 2005 when the patent expires. The Company has filed an answer to the complaint denying BAE’s allegation and asserting several, what the Company’s management believes to be, valid defenses, including that the HUD products do not infringe BAE’s patent, invalidity of BAE’s patent and inequitable conduct by BAE during prosecution of their patent. The Company filed a motion for summary judgment during the three months ended June 30, 2004 requesting the Court to dismiss the lawsuit and is awaiting the Court’s decision. The trial is currently scheduled for August 2004 and if the Court does not grant the Company’s summary judgment request, the Company is prepared to defend this case. In the event that the Company does not prevail, which the Company’s management believes is unlikely, the outcome is not reasonably expected to have a material adverse effect on the Company’s business or financial position, but could possibly be material to the results of operations or cash flows of any one period.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, various other lawsuits, claims and proceedings that have been or may be instituted or asserted against the Company relating to the conduct of the Company’s business, including those pertaining to product liability, intellectual property, safety and health, contract and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters that are pending or asserted will not have a material adverse effect on the Company’s business or financial position, but could possibly be material to the results of operations or cash flows of any one period.

19.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Sales:
Government Systems	$388	$329	$1,076	$881
Commercial Systems	356	291	1,015	918

Total sales	$744	$620	$2,091	$1,799

Segment operating earnings:
Government Systems	$69	$64	$201	$167
Commercial Systems	53	35	141	106

Total segment operating earnings	122	99	342	273
Interest expense	(2)	(1)	(6)	(3)
Earnings from corporate-level equity affiliate	—	1	1	3
General corporate, net	(12)	11	(30)	(9)

Income before income taxes	108	110	307	264
Income tax provision	(32)	(33)	(92)	(79)

Net income	$76	$77	$215	$185

The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings before: income taxes; unallocated general corporate expenses; interest expense; gains and losses from the disposition of businesses; earnings and losses from corporate-level equity affiliates; and other special items as identified by management from time to time.

General corporate, net for the three and nine months ended June 30, 2004 and 2003 includes items (A), (B), (C), and (D) as described in Note 13.

ROCKWELL COLLINS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and nine months ended June 30, 2004 and 2003 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended June 30, 2004 and 2003

Consolidated Financial Results

Sales increased 20 percent to $744 million for the three months ended June 30, 2004 compared to $620 million for the three months ended June 30, 2003. This sales growth resulted primarily from stronger aftermarket and original equipment sales to our Commercial Systems customers, incremental sales from our NLX acquisition, and increased demand for defense electronics. Net income for the three months ended June 30, 2004 was $76 million, or 10.2 percent of sales, compared to net income of $77 million, or 12.4 percent of sales, for the three months ended June 30, 2003. Diluted earnings per share for the three months ended June 30, 2004 was 42 cents compared to 43 cents for the three months ended June 30, 2003. The slight decrease in net income and diluted earnings per share for the three months ended June 30, 2004 compared to the same period last year was primarily the result of lower other income, net partially offset by higher sales volume coupled with effects of productivity and cost containment initiatives that minimized the growth in selling, general and administrative expenses.

Selling, general and administrative expenses as a percent of sales declined to 11.8 percent, or $88 million, for the three months ended June 30, 2004 compared to 13.1 percent, or $81 million for the same period last year. Other income, net was $1 million for the three months ended June 30, 2004 compared to $22 million during the same period a year ago. Other income, net for the three months ended June 30, 2004 includes a $7 million gain ($4 million after taxes or 2 cents per share) related to the resolution of a legal matter brought by us that existed prior to our spin-off from Rockwell Automation in 2001 and a $7 million loss ($4 million after taxes or 2 cents per share) on our equity investment in Tenzing. Other income, net for the three months ended June 30, 2003 includes a $20 million gain ($12 million after taxes or 7 cents per share) from a favorable tax ruling on an overfunded life insurance reserve fund.

Government Systems Financial Results

Government Systems sales of $388 million for the three months ended June 30, 2004 increased $59 million, or 18 percent, compared to sales of $329 million for the three months ended June 30, 2003. The NLX acquisition contributed $32 million of incremental sales for the three months ended June 30, 2004. Excluding NLX, Government Systems sales increased $27 million, or 8 percent, from the same period last year resulting primarily from higher sales on the KC-135 aircraft retrofit and F-22 production programs, various advanced communication programs, and the Joint Tactical Radio System (JTRS), Joint Strike Fighter (JSF) and Future Combat Systems (FCS) development contracts. Government Systems operating earnings for the three months ended June 30, 2004 increased $5 million to $69 million, or 17.8 percent of sales, compared to operating earnings of $64 million, or 19.5 percent of sales for the three months ended June 30, 2003. This operating earnings growth resulted primarily from the higher sales volume. The decline in operating earnings as a percentage of sales was the result of lower margin sales from our NLX acquisition and increases in sales for development contracts such as JTRS, JSF, and FCS, partially offset by incurring lower operating expenses as a percent of sales.

Commercial Systems Financial Results

Commercial Systems sales of $356 million for the three months ended June 30, 2004 increased $65 million, or 22 percent, compared to sales of $291 million for the three months ended June 30, 2003. This growth resulted from original equipment sales increases of 24 percent and aftermarket sales increases of 21 percent. The increase in Commercial Systems’ original equipment sales was due to higher customer demand for commercial avionics products and systems in all of its served markets, particularly related to new business jets. The increase in aftermarket sales resulted primarily from significant year over year increases in flight hours in all geographic regions of the world coupled with improving airline profitability, especially in Asia. Commercial Systems operating earnings for the three months ended June 30, 2004 increased $18 million to $53 million, or 14.9 percent of sales, compared to $35 million, or 12.0 percent of sales for the three months ended June 30, 2003. These increases were due primarily to the higher sales volume combined with the effects of cost containment and productivity improvement initiatives which have allowed Commercial Systems to keep operating expenses at a level comparable to the same period last year.

ROCKWELL COLLINS, INC.

Nine Months Ended June 30, 2004 and 2003

Consolidated Financial Results

Sales increased 16 percent to $2,091 million for the nine months ended June 30, 2004 compared to $1,799 million for the nine months ended June 30, 2003. This sales growth resulted primarily from increased demand for defense electronics, stronger aftermarket and business jet OEM sales in our Commercial Systems business, and incremental sales from NLX. Net income for the nine months ended June 30, 2004 increased 16 percent to $215 million, or 10.3 percent of sales, compared to net income of $185 million, or 10.3 percent of sales, for the nine months ended June 30, 2003. Diluted earnings per share for the nine months ended June 30, 2004 increased to $1.19 compared to $1.03 for the nine months ended June 30, 2003. The higher net income and diluted earnings per share for the nine months ended June 30, 2004 compared to the same period last year resulted from higher sales volume coupled with cost controls minimizing growth in selling, general and administrative expenses, partially offset by lower other income, net.

Selling, general and administrative expenses as a percent of sales declined to 12.2 percent, or $255 million, for the nine months ended June 30, 2004 compared to 13.6 percent, or $245 million for the same period last year. Other income, net was $5 million for the nine months ended June 30, 2004 compared to $32 million during the same period a year ago. Other income, net for the nine months ended June 30, 2004 includes a $7 million gain ($4 million after taxes or 2 cents per share) related to the resolution of a legal matter brought by us that existed prior to our spin-off, a $7 million loss ($4 million after taxes or 2 cents per share) on our equity investment in Tenzing, and a $5 million gain ($3 million after taxes or 2 cents per share) from favorable settlements related to insurance matters arising prior to our spin-off. Other income, net for the nine months ended June 30, 2003 includes a $20 million gain ($12 million after taxes or 7 cents per share) from a favorable tax ruling on an overfunded life insurance reserve fund.

Government Systems Financial Results

Government Systems sales of $1,076 million for the nine months ended June 30, 2004 increased $195 million, or 22 percent, compared to sales of $881 million for the nine months ended June 30, 2003. The NLX acquisition contributed $67 million of incremental sales for the nine months ended June 30, 2004. Excluding NLX, Government Systems sales increased $128 million, or 15 percent, from the same period last year resulting primarily from higher sales on the KC-135 and international C-130 aircraft retrofit programs, higher ARC-210 / 220 radio product sales, and increased JSF, JTRS and FCS development contract sales. Government Systems operating earnings for the nine months ended June 30, 2004 increased $34 million to $201 million, or 18.7 percent of sales, compared to operating earnings of $167 million, or 19.0 percent of sales for the nine months ended June 30, 2003. This earnings growth resulted primarily from the higher sales volume. The slight decline in segment operating earnings as a percent of sales was primarily due to lower margin sales from NLX and increased sales from development contracts such as JTRS, JSF, and FCS, partially offset by incurring lower operating expenses as a percent of sales.

Commercial Systems Financial Results

Commercial Systems sales of $1,015 million for the nine months ended June 30, 2004 increased $97 million, or 11 percent, compared to sales of $918 million for the nine months ended June 30, 2003. The sales growth was attributable to all our major Commercial Systems markets, particularly sales to aftermarket and business jet OEM customers. Commercial Systems operating earnings for the nine months ended June 30, 2004 increased $35 million to $141 million, or 13.9 percent of sales, compared to $106 million, or 11.5 percent of sales for the nine months ended June 30, 2003. The increase was due primarily to the higher sales volume combined with holding operating expenses at a level comparable with the same period last year.

ROCKWELL COLLINS, INC.

Retirement Benefits

Net periodic benefit expense for pension benefits and other retirement benefits are as follows (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Pension benefits	$8	$5	$24	$15
Other retirement benefits	4	5	14	14

Net periodic benefit expense	$12	$10	$38	$29

Pension Benefits

Pension expense for the three months ended June 30, 2004 and 2003 was $8 million and $5 million, respectively, and $24 million and $15 million for the nine months ended June 30, 2004 and 2003, respectively. Pension expense for the full year 2004 will be approximately $32 million compared to $20 million for the full year 2003. The increase in pension expense in 2004 is primarily due to the decrease in the funded status of our pension plans caused by declines in the fair value of pension assets and falling discount rates during 2003 and 2002. The funded status of our pension plans at September 30, 2003 was a deficit of $763 million. Improved investment performance combined with $200 million of voluntary contributions since our June 30, 2003 actuarial valuation have improved the funded status of our pension plans by approximately $300 million at June 30, 2004.

Other Retirement Benefits

Other Retirement Benefits expense for the three months ended June 30, 2004 and 2003 was $4 million and $5 million, respectively, and $14 million for both the nine months ended June 30, 2004 and 2003. Other Retirement Benefits expense for the full year 2004 will remain unchanged from 2003 at $19 million as a direct result of an amendment to our retiree medical plan in 2002 that, among other plan design changes, established a fixed company contribution toward per capita health care costs for retirees.

Other Retirement Benefits expense for the three months ended June 30, 2004 as well as the full year 2004 projection of $19 million includes the expected effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) that was signed into law on December 8, 2003. Pursuant to the Act, the Company amended its retiree medical plans on June 30, 2004 to discontinue post-65 prescription drug coverage effective January 1, 2008. For more information related the Act and the retiree medical plan amendment, see Note 10 in the condensed consolidated financial statements.

Income Taxes

At the end of each interim reporting period we make an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The effective income tax rate for the three and nine months ended June 30, 2004 and 2003 was 30 percent. The Extraterritorial Income Exclusion (ETI) and Research and Development Tax Credit both provide substantial benefits in reducing our overall effective income tax rate. The ETI, which provides a tax benefit on export sales, will likely be repealed in 2004. The Research and Development Tax Credit expired June 30, 2004 and there is legislation currently pending in U.S. Congress that may extend it for 18 months from June 30, 2004 to December 31, 2005. We believe that a 30.0 percent effective income tax rate is sustainable for our company as long as the ETI is replaced with an equivalent tax benefit and the Research and Development Tax Credit is extended. Assuming we take no other actions, if the IETI is repealed without an equivalent replacement and the Research and Development Tax Credit is not extended beyond June 30, 2004, the loss of the tax benefit to our company would increase our effective income tax rate in 2005 to as much as 35 percent.

ROCKWELL COLLINS, INC.

Outlook

Due to the continuing strength of our sales and operating results, we have revised our guidance for the full year 2004. We anticipate revenues will be approximately $2.9 billion and earnings per share to be in the range of $1.60 to $1.65. Cash flow from operating activities are expected to be in the range of $275 million to $325 million, after $125 million in voluntary contributions to our qualified pension plans.

Our Government Systems business sales are expected to represent approximately 53 percent of total sales in 2004 on expected growth of approximately 21 percent over 2003. Our acquisition of NLX is expected to account for about 8 percentage points, or approximately $100 million, of this sales increase. Operating margins for Government Systems are projected to decrease from the 18.7 percent posted in the first nine months of 2004 to approximately 18 percent for the full year 2004 due to lower margins derived from NLX and an increase in the proportion of lower margin development contract sales.

Our sales to air transport customers for aviation electronics are projected to be approximately 27 percent of total sales. Air transport aftermarket sales are anticipated to increase approximately 10 percent over 2003 due to strengthening in all areas of our aftermarket business, while air transport original equipment sales are expected to be flat.

Our sales to business and regional jet customers are projected to be approximately 20 percent of total sales. Sales to business jet original equipment customers are expected to be up 15 percent on the strength of our third quarter sales and additional anticipated sales growth in the fourth quarter. Sales to regional jet customers are expected to be flat for the full fiscal year. Aftermarket sales to business and regional customers are anticipated to increase approximately 15 percent as a result of strong third quarter fiscal year 2004 sales growth and expected continued sales growth for the remainder of our 2004 fiscal year.

Operating margins for Commercial Systems in 2004 are projected to be approximately 14 percent.

Company and customer-funded research and development for 2004 is projected to approximate 19 percent of sales.

Financial Condition and Liquidity

Cash Flow Summary

Cash provided by operating activities was $177 million for the nine months ended June 30, 2004 compared to cash provided by operating activities of $203 million in the same period last year. The decrease in operating cash flow during the nine months ended June 30, 2004 compared to the same period last year was principally due to increases in voluntary pension contributions and higher working capital to support increased sales volume, partially offset by lower income tax payments and increased advance payments from customers.

Cash used for investing activities during the nine months ended June 30, 2004 was $186 million compared to $43 million in the same period last year. This increase was primarily due to $126 million of cash paid for the NLX acquisition in December 2003. In addition, we paid $11 million for license agreements during the nine months ended June 30, 2004. Capital expenditures increased to $50 million in the nine months ended June 30, 2004 from $44 million for the same period last year. We expect capital expenditures for the full year 2004 to be in the range of $85 to $95 million compared to full year 2003 capital expenditures of $72 million. Purchases of test equipment to ramp-up production for certain new government programs is the primary driver of increased capital expenditures.

Cash provided by financing activities was $4 million for the nine months ended June 30, 2004 compared to cash used by financing activities of $144 million for the same period last year. The increase is due primarily to $198 million in proceeds from long-term debt that was used primarily to fund our pension plan and our acquisition of NLX, partially offset by increased common stock repurchases and reductions in short-term commercial paper borrowings. For the nine months ended June 30, 2004 we repurchased 4.5 million shares of common stock at a cost of $134 million compared to 4.5 million shares at a cost of $93 million for the same period last year. On June 30, 2004, our Board of Directors approved an additional $200 million of share repurchases bringing the remaining authorized share repurchase program to $210 million. We paid cash dividends of $48 million during each of the nine months ended June 30, 2004 and 2003 which were comprised of quarterly dividends of 9 cents per share. On June 30, 2004, our Board of Directors increased the quarterly cash dividend to 12 cents per share beginning with the dividend to be paid September 7, 2004. Annual cash requirements required to fund the 12 cent quarterly dividend are expected to approximate $85 million.

ROCKWELL COLLINS, INC.

Cash generated by operations combined with our borrowing capacity is expected to meet the foreseeable future operating cash flow needs, capital expenditures, dividend payments, contractual commitments, acquisitions, and share repurchases.

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

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. There were no commercial paper borrowings outstanding at June 30, 2004.

Our Revolving Credit Facilities consist of a five-year $500 million portion expiring in May 2006 and a 364-day $350 million portion which expires in May 2005. The Revolving Credit Facilities exist primarily to support our commercial paper program, but are available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facilities requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. Our debt to total capitalization ratio at June 30, 2004 was 18 percent. At our election, the 364-day portion of the Revolving Credit Facilities can be converted to a one-year term loan. The Revolving Credit Facilities do not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. In addition, short-term credit facilities available to foreign subsidiaries amounted to $36 million as of June 30, 2004. There were no significant commitment fees or compensating balance requirements under these facilities. At June 30, 2004, there were no borrowings outstanding under any of the Company’s credit facilities.

In addition to our credit facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the Notes) under the shelf registration statement. The Notes contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. At June 30, 2004, $550 million of the shelf registration was available for future use.

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

Critical Accounting Policies

Preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments, and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of the Company’s financial statements are described in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the nine months ended June 30, 2004.

ROCKWELL COLLINS, INC.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, accompanied by such phrases as “believes”, “estimates”, “expects”, “could”, “likely”, “anticipates”, “will”, “intends”, and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the health of the global economy as well as the commercial aerospace industry; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products and services; performance of our products and services; potential cancellation or termination of contracts, delay of orders or changes in procurement practices or program priorities by our customers; customer bankruptcies; recruitment and retention of qualified personnel; performance of our suppliers and subcontractors; risks inherent in fixed price contracts, particularly the risk of cost overruns; risks inherent in developing new technologies and products for our customers; risk of significant and prolonged disruption to air travel (including any future terrorist attacks); our ability to execute our internal performance plans as well as our acquisition, strategic and integration plans; achieving our planned effective tax rates; favorable outcomes of certain customer procurements and congressional approvals; changes to new aircraft build rates; product reliability; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

There were no short-term commercial paper borrowings outstanding at June 30, 2004 and accordingly we had no short-term borrowing interest rate risk at that time.

At June 30, 2004 we had $200 million of fixed rate long-term debt obligations outstanding with a carrying value and fair value of $196 million and $194 million, respectively. Fluctuations in market interest rates related to our fixed-rate long-term debt would not have an effect on our results of operations or cash flows as we currently have no plans to repurchase this debt. In addition, we have interest rate swap contracts which effectively converted $100 million aggregate principal amount of our fixed rate long-term debt to floating rate debt based on six-month LIBOR less 7.5 basis points. The fair value of the interest rate swaps was a liability of $4 million at June 30, 2004. A hypothetical 10 percent adverse change in market interest rates relative to our interest rate swaps would not have a material effect on our results of operations or cash flows.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities (by requiring, where possible, export sales and purchases be denominated in United States dollars) and utilizing foreign currency forward exchange contracts to manage our exposure on transactions denominated in currencies other than the applicable functional currency. Less than 10 percent of our total sales are denominated in currencies other than the United States dollar. Foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is our policy not to enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to the translation of reported results of our foreign subsidiaries from the local currency to the United States dollars.

ROCKWELL COLLINS, INC.

At June 30, 2004 and September 30, 2003, we had outstanding foreign currency forward exchange contracts with notional amounts of $72 million and $101 million, respectively. These notional values consist primarily of contracts for the Euro and Pound Sterling, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not have a material effect on our results of operations or cash flows.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of June 30, 2004, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of June 30, 2004 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

BAE Systems Electronics Limited (“BAE”) filed a complaint against us in the United States District Court for the Northern District of Texas on April 7, 2003 alleging a single count of patent infringement involving certain head-up display (“HUD”) products sold by our Flight Dynamics subsidiary. BAE’s complaint seeks an unspecified amount of compensatory damages (which could be tripled if willful infringement can be proven), reasonable attorney’s fees and a permanent injunction until August 2005 when the patent expires. We have filed an answer to the complaint denying BAE’s allegation and asserting several, what we believe to be, valid defenses, including that our HUD products do not infringe BAE’s patent, invalidity of BAE’s patent and inequitable conduct by BAE during prosecution of their patent. We have filed a motion for summary judgment during the three months ended June 30, 2004 requesting the Court to dismiss the lawsuit and are awaiting the Court’s decision. The trial is currently scheduled for August 2004 and if the Court does not grant our summary judgment request, we are prepared to defend this case. In the event that we do not prevail, which we believe is unlikely, the outcome is not reasonably expected to have a material adverse effect on our business or financial position, but could possibly be material to the results of operations or cash flows of any one period.

ROCKWELL COLLINS, INC.

Item 2. Issuer Purchases of Equity Securities

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2004 through April 30, 2004	801,600	$32.56	801,600	$44.7 million
May 1, 2004 through May 31, 2004	1,150,100	$30.15	1,150,100	$10.0 million
June 1, 2004 through June 30, 2004	—	—	—	$210.0 million
Total	1,951,700	$31.14	1,951,700	$210.0 million

[1]	In February 2003, our Board of Directors approved $200 million of repurchases and on June 30, 2004 our Board approved an additional $200 million of repurchases. These authorizations have no stated expiration dates.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3-b-1	By-Laws of the Company, as amended June 30, 2004.

3-b-2	Copy of Resolution of the Board of Directors of the Company, adopted June 30, 2004, amending the Company’s By-Laws.

10-o-3	Amendment No. 2 to the 364-day Credit Agreement dated as of May 26, 2004 among the Company, the Banks listed therein and JP Morgan Chase Bank, as Agent.

12	Computation of Ratio of Earnings to Fixed Charges for the nine months ended June 30, 2004.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the three months ended June 30, 2004:

Form 8-K dated April 27, 2004 announcing second quarter 2004 results.

Form 8-K dated July 2, 2004 announcing a change from a fiscal year ending September 30 to a fiscal year ending on the Friday nearest to September 30.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: August 3, 2004	By	/s/ D. H. Brehm
D. H. Brehm
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: August 3, 2004	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary