Form 10-K
period 2004-09-30
ROCKWELL COLLINS INC
filed 2004-12-08
CIK 1137411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004. Commission file number 001-16445

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant on March 31, 2004 was approximately $5.6 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

176,537,815 shares of the registrant’s Common Stock were outstanding on October 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Certain information contained in the Annual Report to Shareowners of the registrant for the fiscal year ended September 30, 2004 is incorporated by reference into Part I, Part II and Part IV.
(2)	Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 15, 2005 is incorporated by reference into Part III.

Rockwell Collins, Inc.

Annual Report on Form 10-K

PART I

Item 1. Business.

General

Our company, Rockwell Collins, Inc., is a leader in providing design, production and support of communications and aviation electronics for military and commercial customers worldwide. While our products and systems are primarily focused on aviation applications, our Government Systems business also offers products and systems for ground and shipboard applications. We also provide a wide range of services and support to our customers through our network of over 60 service centers worldwide, including equipment repair and overhaul, service parts, field service engineering, training, technical information services and aftermarket used equipment sales. We operate in multiple countries and are headquartered in Cedar Rapids, Iowa.

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

Whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions of our 2004 Annual Report to Shareowners (the “2004 Annual Report”) or to information in our Proxy Statement for the Annual Meeting of Shareowners to be held on February 15, 2005 (the “2005 Proxy Statement”), such information shall be deemed to be incorporated herein by such reference.

Prior to 2004, we operated on a fiscal year basis with the fiscal year ending on September 30. Beginning with the 2004 fiscal year, we changed for administrative efficiencies to a 52/53 week fiscal year ending on the Friday closest to September 30, which for 2004 was October 1. This change resulted in one additional day of operations reflected in our fiscal 2004 results. All date references contained herein relate to our fiscal year unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end date.

Financial Information About Our Business Segments

Financial information with respect to our business segments, including product line disclosures, revenues, operating income and total assets, is contained under the caption Segment Financial Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Annual Report, and in Note 22 of the Notes to Consolidated Financial Statements in the 2004 Annual Report.

Access to the Company’s Reports

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

Description of Business by Segment

We serve our worldwide customer base through our Government Systems and Commercial Systems business segments. These two segments are described in detail below.

Government Systems

Our Government Systems business supplies defense communications systems and products as well as defense electronics systems and products, which include subsystems, navigation and displays, to the U.S. Department of Defense, other government agencies, civil agencies, defense contractors and foreign ministries of defense. These product lines support airborne, ground, and shipboard applications.

Our defense communications and defense electronics products and systems include:

•	Communications products and systems designed to help customers transfer information across the communications spectrum, ranging from Very Low and Low Frequency to High, Very High and Ultra High Frequency to satellite communications.

•	Military data link products and systems.

•	Navigation products and systems, including radio navigation systems, global positioning systems (GPS), handheld navigation systems and multi-mode receivers.

•	Subsystems for the flight deck that combine flight operations with navigation and guidance functions and that can include flight controls and displays, information/data processing and communications, navigation and/or safety and surveillance systems.

•	Cockpit display systems, including flat panel, multipurpose, wide fields of view, head up, head down and helmet mounted displays for tactical fighter and attack aircraft.

•	Integrated computer systems for future combat systems.

•	Simulation and training systems.

Highlights for the Government Systems segment in 2004 included:

•	We were selected to develop small, lightweight software-defined radios as a member of the General Dynamics team for use by all of the branches of the U.S. military under the U.S Army’s Joint Tactical Radio System (JTRS) Cluster 5 program. These tactical radios are expected to allow the use of common software waveform applications ensuring interoperability with current and future force radios. Potential future revenues to us under the JTRS Cluster 5 program is $46 million related to the initial contract for the systems design and development phase of the program expected to be performed over the next four years, and about $2 billion in total through 2020. Coupled with the 2002 win on the JTRS Cluster 1 program, we now anticipate potential future revenues in excess of $5 billion from these two JTRS-related programs.

•	We were selected for the Pre-System Development and Demonstration (Pre-SDD) phase for the Airborne and Maritime/Fixed Station (AMF) JTRS program as a member of the Boeing team. The 15-month, $54 million Pre-SDD contract awarded to the team by the U.S. Air Force is the first step in providing radios that are expected to be integrated into more than 150 airborne, shipboard and fixed station platforms enabling maritime and airborne forces to communicate seamlessly and with greater efficiency in the joint battlespace environment. At the completion of the Pre-SDD phase, the Boeing team, or a competing team that was also awarded a Pre-SDD phase contract, is expected to be selected to continue on into the ensuing SDD and production phases of the AMF JTRS program. When combined with our previous JTRS Cluster 1 and Cluster 5 program awards, we believe this award positions Rockwell Collins as a leader in the development of advanced communication systems for all branches of the U.S. military.

•	We were selected by the GPS Joint Program Office for full rate production of Defense Advanced GPS Receivers (DAGRs). The DAGR is a handheld device used for GPS position and navigation and is also expected to be used to provide precise timing to synchronize tactical radios for the U.S. Army’s digital battle space. Full rate production is anticipated to extend over an eight-year period. The total contract value is expected to be within the range of $238 million to $338 million over the life of the program.

•	We were awarded a $79 million contract from the U.S. Navy to provide Block I Modification upgrades for their fleet of
E-6B aircraft, with total potential sales of $300 million over 10 years. This modification effort includes providing the E-6B with open systems architecture for the mission avionics and upgrading primary mission systems. We were also selected by the U.S. Navy to develop and produce a “Next Generation” Maintenance Training Unit supporting EA-6B ICAP-III configured aircraft to accomplish initial qualification and career level training for maintenance personnel on the Navy’s premier airborne electronic countermeasures platform.

•	The U.S. Air Force authorized us to begin the $36.9 million, first phase of full rate production of Lot II, as part of the
C/KC-135 Global Air Traffic Management (GATM) program. This first full rate production phase calls for the build, delivery and installation of 30 additional R-model aircraft ship sets with deliveries beginning as early as April 2005. Fully executed, the GATM program could generate approximately $490 million in additional revenue for us through fiscal year 2011.

•	We were awarded a contract by the U.S. Air Force to supply up to 810 AN/ARC-210 multi-band radios capable of providing military aircraft with Very High Frequency (VHF) communications directly with civil air traffic control authorities and civilian aircraft in support of the Homeland Defense mission. The contract includes providing repair and support services, and will provide about $20 million in revenues.

•	We were awarded a contract from the U.S. Army Aviation Applied Technology Directorate for the Manned/Unmanned Common Architecture Program Phase III (MCAP III) along with other team members. Under this contract we will perform systems engineering activities to define a common computing and network architecture for application to U.S. Army Unmanned Air Vehicles (UAVs). This architecture will be common to mission processing systems currently under development by us for U.S. Army helicopters and Future Combat Systems ground vehicles.

•	The U.S. Air Force awarded us a contract to lead a Weapon Data Link Architecture program for the development of networked, in-flight communication for precision guided weapons. The first delivery order under this contract is valued at $5 million and the contract has a ceiling value of $23 million.

•	Warner Robins Air Logistics Center (WR-ALC) entered into a 10-year strategic contract with us to enhance the availability of our resources and improve technical and logistics support to maximize operational readiness. This indefinite delivery/indefinite quantity contract has a ceiling of $3.6 billion. This contract brings together Air Force and Rockwell Collins support expertise to provide transformational depot partnering in order to improve the effectiveness and efficiency by which we support the critical systems used by the men and women engaged in the United States’ war on terror. Under the terms of the agreement, we expect to deliver a full range of products and services to U.S. Air Force and other Department of Defense customers.

•	The Northrop Grumman/ Raytheon team selected us to supply the Interceptor Communications Unit subsystem on the Kinetic Energy Interceptor (KEI) defense system. The KEI defense system is intended to provide the U.S. military with the ability to destroy hostile missiles at their most vulnerable stage, the boost/ascent phase of flight. It is anticipated that total company revenues will be approximately $100 million over the eight year contract term.

Commercial Systems

Our Commercial Systems business supplies air transport aviation electronics systems and products as well as business and regional aviation electronics systems and products. These systems and products include flight deck electronic systems and products, including communications, navigation, surveillance, displays and automatic flight control and flight management systems, as well as in-flight entertainment, cabin electronics and information management systems. We also provide a wide range of services to our commercial customers. Commercial Systems customers include manufacturers of commercial air transport, regional and business aircraft, commercial airlines, regional airlines, fractional jet operators and business jet operators.

Our air transport aviation electronics and business and regional aviation electronics systems and products include:

•	Integrated avionics systems and products, such as the Pro Line 21 system, which provide advanced avionics such as liquid crystal flight displays, flight management, integrated flight control, automatic flight controls, engine indication and crew alerts.

•	In-flight entertainment systems and products, including the enhanced Total Entertainment System (eTES™) and the Passenger Audio Video Entertainment System (P@ves), as well as a full line of audio and video entertainment solutions for widebody and narrow aircraft.

•	Cabin electronics products and solutions for the business jet market, including lighting and other environmental controls, passenger information and entertainment, business support systems, network capabilities and passenger flight information systems.

•	Communications systems and products, such as data link, High Frequency (HF), Very High Frequency (VHF) and satellite communications systems.

•	Navigation systems and products, including multi-mode receivers, radio and geophysical navigation sensors, as well as flight management systems.

•	Situational awareness and surveillance systems and products, such as Head-Up Guidance Systems, weather radar and collision avoidance systems.

•	Flight deck systems and products, which include a broad offering of multi-function cockpit liquid crystal display (LCD) units, CRT display units and head-up displays (HUDs).

•	Integrated information systems, such as eEnable and eXchange, to provide information management solutions that help improve flight operations, maintenance and cabin services, as well as provide worldwide TV coverage.

Highlights for the Commercial Systems segment in 2004 included:

•	The Boeing Company (Boeing) selected us to provide display, communication and surveillance systems, the core network cabinet and the pilot controls for Boeing’s new 7E7 Dreamliner aircraft. We are also assisting Smiths Aerospace by providing certain elements of the common data network that will be used on the 7E7. In total, these selections have the potential to provide us with up to $3.5 billion in revenues over the life of the program.

•	Rockwell Collins’ Airshow 21 integrated cabin electronics system was unveiled at the Farnborough Air Show onboard Bombardier’s Global 5000™ intercontinental business jet. Supplemental type certification of the system is expected in December 2004. The Airshow 21 system offers the Global 5000, an advanced system architecture that supports a complete line of cabin electronics centered on an operator’s specific requirements. The system features a redundant communications backbone, maximizing system availability while providing digital distribution of information and allowing for easy installation of future upgrades. Global 5000 passengers and crew will have control of nearly all aspects of the cabin environment through the Airshow 21 system. Advanced functionality includes the latest in real-time business connectivity, information, entertainment and cabin management capabilities.

•	Air New Zealand selected our eTES ™ audio and video on-demand (AVOD) in-flight entertainment equipment on eight Boeing 777-200ER aircraft. This follows their decision to retrofit seven Boeing 747-400 aircraft with eTES ™ throughout the cabin. In addition, Air New Zealand has selected our newest moving map and in-flight information product, Airshow 4200, for installation on eight new Boeing 777 aircraft and seven existing Boeing 747 aircraft. The Airshow 4200 contains major advancements in features, functionality, and look-and-feel over previous map products. Initial installation of both products and systems is set for mid-2005.

•	Along with LogisTechs, Inc., we entered into a 10-year spare parts service agreement to support Mesa Air Group, Inc. We will perform repair chain management of Collins and non-Collins rotable components on Mesa’s CRJ 100/200 regional aircraft at a fixed rate per flying hour. This represents our first Rotable Total Service Solution contract.

•	We were selected by NetJets Services, Inc. to provide avionics maintenance repair and technical support on its fleets of Gulfstream G200 aircraft, Raytheon Hawker 400XP aircraft. Under two separate 10-year agreements, we will provide NetJets with forward exchange avionics support on NetJets’ fleet of G200 aircraft and Raytheon Hawker 400XP aircraft. Designed to support fractional operations by maximizing aircraft dispatchability, our forward exchange avionics support includes all aspects of maintaining our avionics onboard the aircraft.

•	We introduced the industry’s first weather radar with a fully automatic worldwide hazard detection system. Our new MultiScan GlobalTM weather radar is the next-generation in the WXR-2100 MultiScan™ weather radar series that enhances passenger and crew safety by significantly reducing pilot work load and enhancing weather-detection capability. The MultiScan Global weather radar automatically adjusts weather detection parameters for variations caused by time of day, time of year and geographic position and then uses advanced radar threshold technologies to adjust the radar returns to more accurately display actual thunderstorm threats. MultiScan Global weather radar builds on the MultiScan radar tradition that digitizes and stores multiple weather sweeps in a temporary data base and then processes the digitized weather information to provide an optimized weather picture. The system features Overflight™ protection, providing crews with the ability to avoid inadvertent penetration of thunderstorm tops, one of the leading causes of unexpected turbulence encounters. Additionally, the WXR-2100 MultiScan weather radar, introduced in 2000, was the first fully automatic radar to provide enhanced safety by reducing the need for manual intervention. It is certified on all Boeing aircraft and certification on Airbus aircraft is scheduled to be completed in 2004.

•	We were selected to provide Corporate Aircraft Service Program support for aircraft operating under Raytheon Aircraft Company’s Beechcraft and Hawker Support PLUS Maintenance Plan.

•	Iberia airlines selected us to supply avionics equipment on seven new Airbus A340-600 aircraft with an option for five additional aircraft. The avionics equipment will include Multi Mode Receivers, satellite and high frequency communication systems, transponders, automatic direction finders and distance measuring equipment. Delivery of the avionics equipment began in 2004.

Customers; Sales and Marketing

We serve a broad range of customers worldwide, including the U.S. Department of Defense, U.S. Coast Guard, civil agencies, defense contractors, foreign ministries of defense, manufacturers of commercial air transport, business and regional aircraft, commercial airlines, regional airlines, fractional jet operators, and business jet operators. We market our products, systems and services directly to Government Systems and Commercial Systems customers through an internal marketing and sales force. In addition, we utilize a worldwide dealer network to distribute our products and international sales representatives to assist with international sales and marketing. In 2004, various branches of the U.S. Government accounted for 43% of our total sales.

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

Competition

We operate in a highly competitive environment. Principal competitive factors include total cost of ownership, product and system performance, quality, service, warranty terms, technology, design engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of United States and international companies, including approximately ten principal competitors in each of our Government Systems and Commercial Systems businesses. Some of our competitors include Honeywell International, Inc., Thales S.A., Matsushita, Raytheon Co., Harris Corp., BAE Systems Aerospace, Inc., General Dynamics Corporation, L3 Communications, Inc., and Northrop Grumman Corp. Several of our competitors are significantly larger than us in terms of resources and market share, and can offer a broader range of products. Some of our competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products. Furthermore, competitors who have greater financial resources may be better able to provide a broader range of financing alternatives to their customers in connection with sales of their products.

Industry consolidation has had a major impact on the competitive environment in which we operate. Over the past several years, our competitors have undertaken a number of mergers, alliances and realignments that have contributed to a very dynamic competitive landscape. During the past three years, we have completed three acquisitions and entered into several strategic alliances to improve our competitive position and expand our market reach.

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

Our investment in inventory is a significant part of our working capital and historically we have maintained sufficient inventory to meet our customers’ requirements on a timely basis. This investment includes production stock, finished goods, spare parts and goods on consignment with airlines. Our accounts receivable also constitute a significant part of our working capital. Accounts receivable includes unbilled receivables related to sales recorded under the percentage-of-completion method of accounting that are billed to customers in accordance with applicable contract terms. The critical accounting policies involving inventory valuation reserves are discussed under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Annual Report.

Backlog

The following table summarizes our backlog (in billions):

	September 30
	2004	2003
Commercial Systems	$0.4	$0.3
Government Systems:
Funded Orders	2.1	1.8
Unfunded Orders	0.2	0.2

Total Backlog	$2.7	$2.3

Our backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. Although we believe that the orders included in backlog are firm, some orders may be canceled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes that it is in our best interest to do so. Our backlog includes approximately $.9 billion of orders not expected to be filled by us in 2005, principally in our Government Systems business.

Joint Ventures

Joint ventures, strategic investments and other cooperative arrangements are part of our business strategies to broaden the market for our products and develop new technologies. We currently have interests in three non-majority owned joint ventures.

We have a 50% ownership interest in Data Link Solutions LLC (DLS), a joint venture with BAE Systems, plc, for joint pursuit of the worldwide military data link market. We have a 50% ownership interest in Vision Systems International, LLC (VSI), a joint venture with Elbit Systems, Ltd., for joint pursuit of helmet mounted cueing systems for the worldwide military fixed wing marketplace. We and Rockwell each own a 50% equity interest in Rockwell Scientific Company LLC (RSC), which is engaged in advanced research and development of technologies in electronics, imaging and optics, material and computational sciences and information technology. RSC provides research and development services to us, as well as to Boeing, Rockwell, the U.S. Government and other customers. RSC is also pursuing the commercialization of its technologies through licensing, low rate production and strategic alliances.

Highlights for our Joint Ventures in 2004 included:

•	Boeing awarded VSI two contracts totaling $75.6 million and $62.6 million for the delivery of joint helmet-mounted cueing systems, including spares, technical support and support equipment, to be used on domestic and foreign military aircraft.

•	The U.S. Space and Naval Warfare Systems Command awarded DLS a $57 million contract to provide the Multifunctional Information Distribution System terminals for deployment on several U.S. Navy and Air Force and international aircraft platforms.

•	RSC spun off its CMOS Image Sensors Business Group and retained a substantial equity interest in the venture (now named Altasens, Inc.)

Acquisitions and Dispositions

We continually consider various business opportunities, including strategic acquisitions and alliances, licenses and marketing arrangements, and we review the prospects of our existing businesses to determine whether any of them should be modified, sold or otherwise discontinued.

We completed three acquisitions in the past three years to augment our internal growth plans. These acquisitions were:

•	flight simulators: the December 2003 acquisition of NLX Holding Corporation;

•	cabin electronics systems: the August 2002 acquisition of Airshow, Inc.; and

•	signals intelligence and surveillance solutions: the March 2002 acquisition of Communication Solutions, Inc.

In March 2002 we completed the disposition of Kaiser Fluid Technologies, Inc., which produced a variety of non-core products.

Additional information relating to our acquisitions is contained in Note 3 of the Notes to Consolidated Financial Statements in the 2004 Annual Report.

Research and Development

We have significant research, development, engineering and product design capabilities. At September 30, we employed approximately 4,000 engineers.

Amounts attributed to our research and development activities are as follows (in millions):

	2004	2003	2002
Company-funded	$218	$216	$253
Customer-funded [1]	327	259	231

Total	$545	$475	$484

[1]	Customer-funded research and development includes activities relating to the development of new products and the improvement of existing products.

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

Rockwell continues to own the Rockwell name. In connection with the Distribution, we were granted the exclusive right to continue to use the Rockwell Collins name other than in connection with industrial automation products. This exclusive right would terminate following certain change of control events applicable to us as described in the distribution agreement among Rockwell, RSC and us.

Employees

As of September 30, 2004, we had approximately 15,800 full-time employees. Approximately 2,250 of our employees in the United States are covered by collective bargaining agreements. We reached agreement in 2003 with three bargaining units on multi-year extensions of their collective bargaining agreements. The collective bargaining agreements are generally set to expire between September 2006 and May 2008.

Cyclicality and Seasonality

The avionics and communications markets in which we sell our products are, to varying degrees, cyclical and have experienced periodic downturns. For example, markets for our commercial aviation electronic products have experienced downturns during periods of slowdowns in the commercial airline industry and during periods of weak conditions in the economy in general, as demand for new aircraft generally declines during these periods. Although we believe that aftermarket demand for many of our products and our Government Systems business reduce our exposure to these business downturns, we may experience downturns in the future.

Our business tends to be seasonal with our fourth quarter usually producing relatively higher sales and our first quarter usually producing relatively lower sales. A large part of this seasonality variance is attributable to our Government Systems business and relates to the U.S. Government procurement cycle.

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

Rockwell Collins’ products and technical data are controlled for export and import under various regulatory agencies. Audits and investigations by these agencies are a regular occurrence to ensure compliance with applicable Federal statutes and regulations. Violations, including as a successor to an acquired business, can result in fines and penalties assessed against the corporation as well as individuals, and the most egregious acts may result in a complete loss of export privileges.

Although we do not have any significant regulatory action pending against us, any such action could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Environmental Matters

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had and will continue to have an impact on our manufacturing operations. Compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. We believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business or financial condition, but could possibly be material to the results of operations or cash flows of any one period. Additional information on environmental matters is contained in Note 20 of the Notes to Consolidated Financial Statements in the 2004 Annual Report.

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

Selected financial information by major geographic area for each of the three years in the period ended September 30, 2004 is contained in Note 22 of the Notes to Consolidated Financial Statements in the 2004 Annual Report.

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

International conflicts such as the war in Iraq, political turmoil in the Middle East and the possibility of future terrorist attacks cause significant uncertainty with respect to U.S. and other business and financial markets and adversely affect our business. These international conflicts also affect the price of oil, which has a significant impact on the financial health of our air transport and regional customers. Although our Government Systems business may experience greater demand for its products as a result of increased government defense spending, factors arising (directly or indirectly) from international conflicts which have adversely affected our business and which may further adversely affect our business include reduced aircraft build rates, upgrades, maintenance and spending on discretionary products such as in-flight entertainment, as well as increases in the cost of property and aviation products insurance and increased restrictions placed on our insurance policies. The war in Iraq creates the risk that our Government Systems’ customers may need to reprogram funding from our existing business to pay for war-related activities. Furthermore, we currently hold only nominal insurance related to the effects of terrorist acts on our assets and our aircraft products.

We depend to a significant degree on U.S. Government contracts, which are subject to unique risks.

In 2004, 43% of our sales were derived from United States government contracts. In addition to normal business risks, we engage in supplying products to the United States government that are subject to unique risks which are largely beyond our control. These risks include:

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

The aerospace industry is experiencing a global transition from traditional communications, navigation, surveillance and air traffic control systems to air traffic management systems utilizing satellite-based technologies that will allow pilots to fly at desired paths and speeds selected in real time, while still complying with instrument flight regulations. The transition to these technologies will require the use of digital communications systems, global positioning system navigation, satellite surveillance techniques and ground surveillance systems. These technologies are expected to result in more direct and efficient flight routes, fewer flight delays and reduced airport congestion. Although we believe that we are well positioned to participate in this market evolution, our ability to capitalize on the transition to these airspace management technologies is subject to various risks, including:

•	delays in the development of the necessary satellite and ground infrastructure by U.S. and foreign governments;

•	delays in adopting national and international regulatory standards;

•	competitors developing better products;

•	failure of our product development investments in communications, navigation and surveillance products that enable airspace management technologies to coincide with market evolution to, and demand for, these products; and

•	the ability and desire of customers to invest in products enabling airspace management technologies.

We derive a significant portion of our revenues from international sales and are subject to the risks of doing business in foreign countries.

In 2004, revenues from products and services exported from the U.S. or manufactured and serviced abroad were 30% of our total sales. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:

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

We completed three acquisitions in the last three years and we intend to enter into acquisitions in the future in an effort to enhance shareowner value. Acquisitions involve a certain amount of risks and uncertainties such as:

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

During 2004 approximately 90% of our total sales were from firm, fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial estimates are incorrect, we can lose money on these contracts. These fixed price contracts can expose us to potentially large losses because the customer can compel us to complete a project or, in the event of a termination for default, pay the entire incremental cost of its replacement by another provider regardless of the size of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, the following items can result in the contractual price becoming less favorable or even unprofitable to us over time: unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors and cost overruns. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns would have an adverse impact on our financial condition, operating results and cash flows.

Costs of certain employee and retiree benefits may continue to rise.

Over the last few years, we have experienced significant increases in the costs of medical and pension benefits. Although we have taken action seeking to contain these cost increases, including making material changes to these plans, there are risks that our costs for these benefits will increase as a result of:

•	continued increases in medical costs related to current employees due to increased usage of medical benefits and medical inflation in the United States;

•	declines in the U.S. stock market on the performance of our pension plan assets; and

•	potential reductions in the discount rate used to determine the present value of our benefit obligations.

Tax law changes may impact our effective tax rate.

Our effective tax rate is less than the statutory tax rate primarily as the result of the tax benefits derived from the Research and Development Tax Credit (“R&D Tax Credit”), which provides a tax benefit on certain incremental R&D expenditures, and the Extraterritorial Income Exclusion (“ETI”), which provides a tax benefit on export sales. The R&D Tax Credit expired on June 30, 2004. In October 2004, Congress passed the Working Families Tax Relief Act of 2004, which extended the R&D Tax Credit for an 18 month period on a retroactive basis from June 30, 2004 to December 31, 2005. The federal R&D Tax Credit for the fourth quarter of fiscal year 2004 will be recognized during the first quarter of fiscal year 2005. In October 2004, Congress also passed the American Jobs Creation Act of 2004 (“the Act”). The Act repealed and replaced the ETI with a new deduction for income generated from qualified production activities by domestic manufacturers. The ETI will be phased out through calendar 2006 and the new deduction under the Act will be phased in between calendar 2005 and 2009. The ETI repeal and replacement under the Act is not expected to have a significant impact on our effective income tax rate in 2005. We are evaluating the impact of the ETI repeal and replacement under the Act on our effective income tax rate in years beyond 2005.

The Act also provides for a possible lower tax rate on funds repatriated into the U.S. from non-U.S. subsidiaries through September 30, 2006. We are evaluating the merits of repatriating funds under this new law. We have not provided for income taxes on unremitted earnings generated by our non-U.S. subsidiaries given our to-date continuing intent to permanently invest these earnings abroad. As a result, additional income taxes may be required to be recorded for any funds repatriated under the Act. Our estimate of the 2005 effective income tax rate does not include the potential tax effects of repatriating funds under the Act.

Cautionary Statement

This Annual Report on Form 10-K, and documents that are incorporated by reference in this Annual Report on Form 10-K, contain statements, including certain projections and business trends, accompanied by such phrases as “believes”, “estimates”, “expects”, “could”, “likely”, “anticipates”, “will”, “intends”, and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the health of the global economy, the continued recovery of the commercial aerospace industry and the continued strength of the military communications and electronics industry; the impact of oil prices on the commercial aerospace industry; domestic and foreign government spending, budgetary and trade policies favorable to our businesses; market acceptance of new and existing products and services; reliability of and customer satisfaction with our products and services; potential cancellation or termination of contracts, delay of orders or changes in procurement practices or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; performance of our suppliers and subcontractors which we are highly dependent upon for timely, high quality and specification compliant products and services; risks inherent in fixed price contracts, particularly the risk of cost overruns; risk of significant and prolonged disruption to air travel; our ability to execute to our internal performance plans such as our continuous productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; favorable outcomes of certain customer procurements, congressional approvals and regulatory mandates; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

Item 2. Properties.

As of September 30, 2004, we operated 17 manufacturing facilities throughout the United States and one manufacturing facility each in Mexico, France and the United Kingdom. The Company also had engineering facilities, sales offices, warehouses and service locations in approximately 75 cities and 20 countries around the world. These facilities have aggregate floor space of approximately 5.6 million square feet, substantially all of which is in use. Of this floor space, approximately 64% is owned and approximately 36% is leased. There are no major encumbrances on any of our plants or equipment, other than financing arrangements which in the aggregate are not material. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2004 is as follows:

Location	Owned Facilities	Leased Facilities	Total
	(in thousands of square feet)
United States	3,451	1,614	5,065
Europe	90	206	296
Canada and Mexico	—	111	111
Asia Pacific	—	85	85
South America	—	7	7

Total	3,541	2,023	5,564

Type of Facility	Owned Facilities	Leased Facilities	Total
	(in thousands of square feet)
Manufacturing	1,532	948	2,480
Sales, engineering, service and general office space	2,009	1,075	3,084

Total	3,541	2,023	5,564

We have facilities with a total of at least 100,000 square feet in the following cities: Cedar Rapids, Iowa (2,480,000 square feet), Richardson, Texas (280,000 square feet), Melbourne, Florida (275,000 square feet), Pomona, California (240,000 square feet), San Jose, California (225,000 square feet), Irvine, California (220,000 square feet), Coralville, Iowa (180,000 square feet), Toulouse, France (130,000 square feet) and Mexicali, Mexico (110,000 square feet). Most of our facilities are generally shared for the benefit of our Government Systems and Commercial Systems businesses.

Certain of our facilities, including those located in California and Mexicali, Mexico, are located near major earthquake fault lines. We maintain earthquake insurance with a $40 million deductible with respect to these facilities. We also maintain property insurance for wind damage, including hurricanes and tornados, for our facilities. This insurance covers physical damage to property and any resulting business interruption. All losses are subject to a $5 million deductible with certain exceptions that could affect the deductible.

Item 3. Legal Proceedings.

On August 12, 2004 the United States District Court for the Northern District of Texas favorably ruled on our motion for summary judgment and dismissed the complaint of BAE Systems Electronics Limited (BAE) filed against us on April 7, 2003 alleging a single count of patent infringement involving certain head-up display (HUD) products sold by our Flight Dynamics subsidiary. BAE’s complaint sought an unspecified amount of compensatory damages, reasonable attorneys’ fees and a permanent injunction until August 2005 when the patent expires. The parties settled the case in September 2004 with no material or adverse impact on us.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Item 4A. Executive Officers of the Company.

The name, age, office and position held with us, and principal occupations and employment during the past five years of each of our executive officers as of November 2, 2004 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age
Clayton M. Jones — Chairman of the Board of Rockwell Collins since June 2002; President and Chief Executive Officer of Rockwell Collins since June 2001; Senior Vice President of Rockwell (electronic controls and communications) and President of Rockwell Collins, Inc., a subsidiary of Rockwell, from January 1999 to May 2001; Executive Vice President of Rockwell Collins, Inc. prior thereto	55

Barry M. Abzug — Senior Vice President, Corporate Development of Rockwell Collins since October 2001; President and General Manager, Aerospace/Communications Division of ITT Industries, Inc. (engineering and manufacturing) from October 1998 to August 2000; Vice President and Director, Communications Systems Business Unit of the Aerospace/Communications Division of ITT Industries, Inc. prior thereto	52

Patrick E. Allen — Senior Vice President and Chief Financial Officer of Rockwell Collins effective January 2005; Vice President and Controller of Rockwell Collins’ Commercial Systems business since January 2004; Vice President, Finance and Treasurer of Rockwell Collins from June 2001 to February 2004; Vice President and Treasurer of Rockwell from June 2000 to May 2001; Vice President, Financial Planning and Analysis of Rockwell from June 1999 to May 2000; Assistant Controller of Rockwell prior thereto	40

John-Paul E. Besong — Senior Vice President of e-Business & Lean Electronics of Rockwell Collins since February 2003; Vice President of e-Business & Lean Electronics of Rockwell Collins from January 2002 to February 2003; Vice President of e-Business of Rockwell Collins from January 2000 to January 2002; Program Executive of the Enterprise Resource Planning system of Rockwell Collins, Inc., a subsidiary of Rockwell, prior thereto	51

David H. Brehm — Vice President, Finance and Controller of Rockwell Collins since February 2004; Vice President, Investor Relations of Rockwell Collins from July 2001 to January 2004; Chief Financial Officer of In-Flight Network, LLC (a former joint venture between Rockwell Collins and News Corporation to provide on-board digital broadband communication and entertainment services to airline passengers) from April 2000 to June 2001; Assistant Treasurer, Domestic of Rockwell prior thereto	50

Name, Office and Position, and Principal Occupations and Employment	Age
Gary R. Chadick — Senior Vice President, General Counsel and Secretary of Rockwell Collins since July 2001; Assistant General Counsel, Operations of Litton Industries, Inc. (advanced electronics, information systems, electronic components and ship systems) from September 1999 to July 2001; Group Counsel, Litton’s Advanced Electronics Systems Group prior thereto	43

Robert M. Chiusano — Executive Vice President and Chief Operating Officer, Commercial Systems of Rockwell Collins since May 2002; Executive Vice President and Chief Operating Officer, Government Systems of Rockwell Collins from June 2001 to May 2002; Vice President and General Manager, Government Systems of Rockwell Collins, Inc., a subsidiary of Rockwell, prior thereto	54

Gregory S. Churchill — Executive Vice President and Chief Operating Officer, Government Systems of Rockwell Collins since May 2002; Vice President and General Manager of Business and Regional Systems for Commercial Systems of Rockwell Collins from June 2001 to May 2002; Vice President of Business Development for Government Systems of Rockwell Collins, Inc., a subsidiary of Rockwell, from February 2000 to June 2001; Vice President, Integrated Applications and Navigation Programs of Rockwell Collins, Inc. from October 1999 to February 2000; Vice President, Program Management of Rockwell Collins, Inc. prior thereto

47

Lawrence A. Erickson — Senior Vice President and Chief Financial Officer of Rockwell Collins from June 2001 to December 2004; Vice President and Controller, Finance and Strategic Development of Rockwell Collins, Inc., a subsidiary of Rockwell, from October 1999 to May 2001; Vice President and Controller of Rockwell Collins, Inc. prior thereto	55

Harry L. Gregory — Senior Vice President and General Manager of Rockwell Collins Aviation Services since February 2003; Vice President and General Manager of Collins Aviation Services prior thereto	60

Ronald W. Kirchenbauer — Senior Vice President, Human Resources, of Rockwell Collins since April 2003; Senior Vice President, Employee and Workplace Services, of Cadence Design Systems, Inc. (electronic design technologies and services) prior thereto	57

Nan Mattai — Senior Vice President, Engineering and Technology of Rockwell Collins since November 2004; Vice President, Government Systems Engineering of Rockwell Collins from June 2001 to October 2004; Senior Director, Tactical Communications, Government Systems of Rockwell Collins, Inc. a subsidiary of Rockwell, from June 2000 to May 2001; Director, Wide Band Communications Engineering of Rockwell Collins, Inc. prior thereto	52

Kent L. Statler — Senior Vice President of Operations of Rockwell Collins since January 2003; Vice President of Manufacturing Operations of Rockwell Collins from January 2002 to January 2003; Vice President Lean Electronics of Rockwell Collins from January 2001 to January 2002; Vice President of Collins Maintenance Operations for Collins Aviation Services of Rockwell Collins, Inc., a subsidiary of Rockwell, from September 1999 to January 2001; Director of Collins Service Centers of Collins Subsidiary & Service Business of Rockwell Collins, Inc. prior thereto	39

Douglas E. Stenske —Treasurer of Rockwell Collins since February 2004; Senior Director, Risk and Asset Management of Rockwell Collins from June 2001 to January 2004; Manager, Risk Management and Special Projects of Rockwell prior thereto	38

There are no family relationships, as defined, between any of the above executive officers and any other executive officer or any director. No officer was selected pursuant to any arrangement or understanding between the officer and any person other than us. All executive officers are elected annually.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol “COL”. On October 31, 2004, there were 35,997 shareowners of record of our Common Stock.

The following table sets forth the high and low sales price of our Common Stock on the New York Stock Exchange—Composite Transactions reporting system during each quarter of our years ended September 30, 2004 and 2003:

	2004		2003
Fiscal Quarters	High	Low	High	Low
First	$30.10	$25.18	$24.08	$19.60
Second	35.25	29.16	23.99	17.20
Third	34.35	29.24	25.05	18.11
Fourth	38.08	32.02	27.67	24.43

Dividends

The following table sets forth the cash dividends per share paid by us during each quarter of our years ended September 30, 2004 and 2003:

Fiscal Quarters	2004	2003
First	$0.09	$0.09
Second	0.09	0.09
Third	0.09	0.09
Fourth	0.12	0.09

We anticipate that we will pay quarterly cash dividends which, on an annual basis, will equal $0.48 per share. The declaration and payment of dividends by us, however, will be at the sole discretion of our Board of Directors.

Repurchases

Our Board of Directors has authorized certain repurchases of our common stock. During 2004, we repurchased approximately 5.8 million shares of our common stock in open-market transactions at a total cost of approximately $179 million, which resulted in an average cost of $31.16 per share. During 2003, we repurchased approximately 6.8 million shares in open-market transactions at a total cost of approximately $154 million, which resulted in an average cost of $22.56 per share.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended September 30, 2004:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1, 2004 through July 31, 2004	104,250	$32.92	104,250	$206.6 million
August 1, 2004 through August 31, 2004	510,000	$33.94	510,000	$189.3 million
September 1, 2004 through September 30, 2004	685,000	$36.10	685,000	$164.5 million
Total	1,299,250	$35.00	1,299,250	$164.5 million

1 On December 13, 2001, the Company announced a $200 million share repurchase program that had been approved by our Board of Directors. From time to time thereafter, our Board of Directors has authorized the periodic repurchase of additional shares of our common stock under the program. On June 30, 2004 our Board approved an additional $200 million of repurchases. These authorizations have no stated expiration dates.

Item 6. Selected Financial Data.

See the information in the table captioned Selected Financial Data in the 2004 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the discussion and analysis under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See the discussion and analysis under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Annual Report.

Item 8. Financial Statements and Supplementary Data.

See Report of Independent Registered Public Accounting Firm, Consolidated Statement of Financial Position, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Shareowners’ Equity and Comprehensive Income (Loss), and Notes to Consolidated Financial Statements in the 2004 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of September 30, 2004, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of September 30, 2004 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

In September 2004 our Compensation Committee, in consultation with our Board of Directors, established company performance goals for fiscal year 2005 annual incentives for most of our employees, including our executive officers, under our existing annual cash incentive plans. These incentive plans are an integral part of the company’s total compensation program. The plans are designed to align employees’ interests with those of our shareowners and to closely tie pay with performance. The performance goals for the 2005 annual incentives are sales, earnings per share and working capital as a percentage of sales. Bonus payout levels are designed to be reduced if company performance is below target performance goals and increased if company performance is above those goals and, as a result, bonus payouts generally range from 0% to 200% of target. Adjustments for reporting unit performance and individual performance may be made to the bonus payouts for management personnel pursuant to the terms of our incentive plans. Bonus payments under our shareowner approved Annual Incentive Compensation Plan for Senior Executive Officers (applicable to our Chief Executive Officer and our other four “named executive officers”) may not exceed a pre-established percentage of our net earnings.

PART III

Item 10. Directors and Executive Officers of the Company.

See the information under the captions Election of Directors and Information as to Nominees for Directors and Continuing Directors in the 2005 Proxy Statement. See also the information with respect to executive officers of the Company under Item 4A of Part I.

No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than us pursuant to which such person is or was to be selected as a director or nominee.

The members of the Audit Committee of our board of directors are: Joseph F. Toot, Jr., Anthony J. Carbone and Richard J. Ferris. The board of directors has determined that Messrs. Toot, Carbone and Ferris are “audit committee financial experts” and “independent” as defined under applicable SEC and New York Stock Exchange rules. The Board’s affirmative determination with respect to Messrs. Toot and Ferris was based upon their extensive experience as chief executive officers of public companies in actively supervising chief financial officers and their extensive audit committee experience. The Board’s affirmative determination with respect to Mr. Carbone was based upon his twenty-four years in various executive positions at the Dow Chemical Company, including four years as an Executive Vice President in which he actively supervised business unit controllers and actively reviewed business unit financial statements, his eight years serving on Dow’s Finance Committee where Dow’s financial statements were reviewed and analyzed on a quarterly basis, and the more than three years he has served on our Audit Committee during which he reviewed and analyzed our financial statements.

We have adopted a handbook entitled “Ethics is Good Business and Integrity is the Bottom Line” and the Rockwell Collins Standards of Business Conduct Policy (collectively, the “code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Vice President, Finance and Controller (who serves as our principal accounting officer), as well as to all of our other employees and to the members of our Board of Directors.

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

Item 11. Executive Compensation.

See the information under the caption Compensation of Directors in the 2005 Proxy Statement and under the captions Executive Compensation, Option Grants, Long-Term Incentive Plans – Awards in Last Fiscal Year, Aggregated Option Exercises and Fiscal Year-End Values, Retirement Benefits, Compensation Committee Report on Executive Compensation and Shareowner Return Performance Presentation in the 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions Voting Securities and Equity Ownership of Certain Beneficial Owners and Management in the 2005 Proxy Statement.

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2004, including our 2001 Stock Option Plan, 2001 Long-Term Incentives Plan and Directors Stock Plan:

Equity Compensation Plan Information (1)

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(2)	13,311,541	$24.37	13,402,450

Equity compensation plans not approved by security holders	None	None	None

Total	13,311,541	$24.37	13,402,450

(1)	Columns (a) and (b) and a portion of column (c) relate to our 2001 Long-Term Incentives Plan, 2001 Stock Option Plan and Directors Stock Plan. Column (c) also includes shares available under our Employee Stock Purchase Plan, which allows all of our domestic employees to have withheld up to 15 percent of their base compensation toward the purchase of our Common Stock. Under this plan, shares may be purchased at six-month intervals at 85 percent of the lower of the fair market value on the first or the last day of the six month offering period. Under this plan, 6 million shares are available as of September 30, 2004 for future grant. This plan was approved by our sole shareowner at the time, Rockwell, prior to the Distribution.
(2)	Our 2001 Stock Option Plan was approved by our sole shareowner at the time, Rockwell, prior to the Distribution. Options to purchase 12.9 million shares of our Common Stock were issued under this plan in connection with the conversion of Rockwell options in the Distribution. No further stock options may be granted under this plan.

Item 13. Certain Relationships and Related Transactions.

See the information under the caption Corporate Governance; Board of Directors and Committees and Certain Transactions and Other Relationships in the 2005 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

See the information under the caption Proposal to Approve the Selection of Auditors in the 2005 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries and are incorporated by reference in Item 8 of this Form 10-K from the 2004 Annual Report).

Consolidated Statement of Financial Position, as of September 30, 2004 and 2003.

Consolidated Statement of Operations, years ended September 30, 2004, 2003 and 2002.

Consolidated Statement of Cash Flows, years ended September 30, 2004, 2003 and 2002.

Consolidated Statement of Shareowners’ Equity and Comprehensive Income (Loss), years ended September 30, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedule for the years ended September 30, 2004, 2003 and 2002.

Page
Report of Independent Registered Public Accounting Firm	S-1
Schedule II — Valuation and Qualifying Accounts	S-2

Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

(3)	Exhibits

3-a-1	Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3-a-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

3-a-2	Certificate of Merger effecting name change of the Company from “New Rockwell Collins, Inc.” to “Rockwell Collins, Inc.”, filed as Exhibit 3-a-2 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

3-b-1	Amended By-Laws of the Company filed as Exhibit 3-b-1 to the Company’s Form 10-Q for quarter ended June 30, 2004, is incorporated herein by reference.

4-a-1	Rights Agreement dated as of June 28, 2001 by and between the Company and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

4-a-2	Indenture dated as of November 1, 2001 between the Company and Citibank, N.A., as Trustee, filed as Exhibit 4.b to the Company’s Registration Statement on Form S-3 (No. 333-72914), is incorporated herein by reference.

4-a-3	Form of certificate for the Company’s 4 ¾% Notes due 2013, filed as Exhibit 4-a to the Company’s current report on Form 8-K dated November 21, 2003, is incorporated herein by reference.

*10-a-1	The Company’s 2001 Long-Term Incentives Plan, adopted by the Company’s Board of Directors on June 1, 2001 and approved by the Company’s shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (No. 333-63120), is incorporated herein by reference.

*10-a-2	Forms of Stock Option Agreements under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-a-2 to the Company’s Form 10-K for year ended September 30, 2001, are incorporated herein by reference.

*10-a-3	Form of Stock Option Agreement under the Company’s 2001 Long-Term Incentives Plan for stock option grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-3 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-a-4	Form of Restricted Stock Agreement under the Company’s 2001 Long-Term Incentives Plan for restricted stock grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-4 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-b-1	The Company’s Directors Stock Plan, adopted by the Company’s Board of Directors on June 1, 2001 and approved by the Company’s shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 001-16445) (the “Form 10”), is incorporated herein by reference.

*10-b-2	Form of Stock Option Agreement under the Company’s Directors Stock Plan, filed as Exhibit 10-b-2 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-b-3	Form of Restricted Stock Agreement under the Company’s Directors Stock Plan, filed as Exhibit 10-b-3 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-c-1	The Company’s Annual Incentive Compensation Plan for Senior Executive Officers, adopted by the Company’s Board of Directors on June 1, 2001 and approved by the Company’s shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.4 to the Form 10, is incorporated herein by reference.

*10-d-1	The Company’s Incentive Compensation Plan, adopted by the Company’s Board of Directors on June 11, 2003, filed as Exhibit 10-d-1 to the Company’s Form 10-Q for quarter ended June 30, 2003, is incorporated herein by reference.

*10-e-1	The Company’s 2001 Stock Option Plan, adopted by the Company’s Board of Directors on June 1, 2001, filed as Exhibit 10.3 to the Form 10, is incorporated herein by reference.

*10-f-1	The Company’s Deferred Compensation Plan, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-f-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-g-1	The Company’s Non-Qualified Savings Plan, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-g-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-h-1	The Company’s Non-Qualified Pension Plan, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-h-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-h-2	The Company’s Memorandum of Proposed Amendments to the Non-Qualified Pension Plan, adopted by the Company’s Board of Directors on November 6, 2003, filed as Exhibit 10-h-2 to the Company’s Form 10-Q for quarter ended December 31, 2003, is incorporated herein by reference.

*10-i-1	The Company’s Master Trust — Deferred Compensation and Non-Qualified Savings and Non-Qualified Pension Plans, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-i-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

10-j-1	Five-Year Credit Agreement dated as of May 30, 2001 among the Company, the Banks listed therein and The Chase Manhattan Bank, as Agent, filed as Exhibit 10.9.2 to the Form 10, is incorporated herein by reference.

10-k-1	Distribution Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

10-l-1	Employee Matters Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

10-m-1	Tax Allocation Agreement dated as of June 29, 2001 by and between Rockwell International Corporation and the Company, filed as Exhibit 2.3 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

*10-n-1	Form of Change of Control Agreement between the Company and certain executives of the Company, filed as Exhibit 10.7.1 to the Form 10, is incorporated herein by reference.

*10-n-2	Amended Schedule identifying executives of the Company who are party to a Change of Control Agreement in the form filed as Exhibit 10.7.1 to the Form 10.

*10-n-3	Form of Change of Control Agreement between the Company and certain executives of the Company, filed as Exhibit 10.8.1 to the Form 10, is incorporated herein by reference.

*10-n-4	Amended Schedule identifying executives of the Company who are party to a Change of Control Agreement in the form filed as Exhibit 10.8.1 to the Form 10, filed as Exhibit 10.n.4 to the Company’s Form 10-Q for quarter ended March 31, 2004, is incorporated herein by reference.

10-o-1	364-day Credit Agreement dated as of May 29, 2002 among the Company, the Banks listed therein and JPMorgan Chase Bank, as Agent, filed as Exhibit 10-p-1 to the Company’s Form 10-Q for quarter ended June 30, 2002, is incorporated herein by reference.

10-o-2	Amendment No. 1 to 364-day Credit Agreement dated as of May 28, 2003 among the Company, the Banks listed therein and JP Morgan Chase Bank, as Agent, filed as Exhibit 10-o-2 to the Company’s Form 10-Q for quarter ended June 30, 2003, is incorporated herein by reference.

10-o-3	Amendment No. 2 to the 364-day Credit Agreement dated as of May 26, 2004 among the Company, the Banks listed therein and JP Morgan Chase Bank, as Agent, filed as Exhibit 10-o-3 to the Company’s Form 10-Q for quarter ended June 30, 2004, is incorporated herein by reference.

*10-p-1	Form of Three-Year Performance Unit Agreement for Persons With a Change of Control Agreement.

*10-p-2	Form of Three-Year Performance Unit Agreement for Persons Not With a Change of Control Agreement.

*10-p-3	Form of Performance Unit Agreement for FY03-05 for Persons With a Change of Control Agreement, filed as Exhibit 10-p-3 to the Company’s Form 10-K for year ended September 30, 2002, is incorporated herein by reference.

*10-p-4	Form of Performance Unit Agreement for FY03-05 for Persons Not With a Change of Control Agreement, filed as Exhibit 10-p-4 to the Company’s Form 10-K for year ended September 30, 2002, is incorporated herein by reference.

*10-p-5	Form of Performance Unit Agreement for FY04-06 for Persons With a Change of Control Agreement, filed as Exhibit 10-p-5 to the Company’s Form 10-Q for quarter ended December 31, 2003, is incorporated herein by reference.

*10-p-6	Form of Performance Unit Agreement for FY04-06 for Persons Not With a Change of Control Agreement, filed as Exhibit 10-p-6 to the Company’s Form 10-Q for quarter ended December 31, 2003, is incorporated herein by reference.

10-r-1	Transition Agreement between the Company and Donald R. Beall dated July 9, 2002, filed as Exhibit 10-s-1 to the Company’s Form 10-Q for quarter ended June 30, 2002, is incorporated herein by reference.

*10-s-1	Directors’ Compensation Summary.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	Portions of the 2004 Annual Report to Shareowners of the Company incorporated herein by reference.

21	List of subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.

By	/s/ Gary R. Chadick
Gary R. Chadick
Senior Vice President, General Counsel and Secretary

Dated: December 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 8th day of December, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Clayton M. Jones Clayton M. Jones	Chairman of the Board, President and Chief Executive Officer (principal executive officer)

DONALD R. BEALL*	Director

ANTHONY J. CARBONE*	Director

MICHAEL P.C. CARNS*	Director

CHRIS A. DAVIS*	Director

RICHARD J. FERRIS*	Director

CHERYL L. SHAVERS*	Director

JOSEPH F. TOOT, JR.*	Director

/s/ Lawrence A. Erickson Lawrence A. Erickson	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ David H. Brehm David H. Brehm	Vice President, Finance and Controller (principal accounting officer)

*By	/s/ Gary R. Chadick
Gary R. Chadick, Attorney-in-fact**

**	By authority of the powers of attorney filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Rockwell Collins, Inc.

We have audited the consolidated financial statements of Rockwell Collins, Inc. and subsidiaries (the “Company”) as of October 1, 2004 and September 30, 2003, and for each of the three years in the period ended October 1, 2004, and have issued our report thereon dated November 2, 2004; such financial statements and report are included in your 2004 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

November 2, 2004

S-1

SCHEDULE II

ROCKWELL COLLINS, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2004, 2003 and 2002

(in millions)

Description	Balance at Beginning of Year (a)	Charged to Costs and Expenses	Other (b)	Deductions (c)	Balance at End of Year (a)
Year ended September 30, 2004:
Allowance for doubtful accounts	$17	$3	$—	$(4)	$16
Allowance for excess and obsolete inventories	98	32	—	(28)	102

Year ended September 30, 2003:
Allowance for doubtful accounts	16	4	—	(3)	17
Allowance for excess and obsolete inventories	102	18	—	(22)	98

Year ended September 30, 2002:
Allowance for doubtful accounts	20	(3)	—	(1)	16
Allowance for excess and obsolete inventories	113	33	3	(47)	102

(a)	Includes allowances for trade and other long-term receivables.
(b)	Consists principally of amounts relating to businesses acquired and businesses disposed of.
(c)	Amounts written off.

S-2

EXHIBIT INDEX

Exhibit Number	Description

*10-n-2	Amended Schedule identifying executives of the Company who are party to a Change of Control Agreement.

*10-p-1	Form of Three-Year Performance Unit Agreement for Persons With a Change of Control Agreement.

*10-p-2	Form of Three-Year Performance Unit Agreement for Persons Not With a Change of Control Agreement.

*10-s-1	Directors’ Compensation Summary.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	Portions of the 2004 Annual Report to Shareowners of the Company incorporated herein by reference.

21	List of subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

E-1