Form 10-Q
period 2004-12-31
ROCKWELL COLLINS INC
filed 2005-01-26
CIK 1137411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004.

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

178,385,167 shares of registrant’s Common Stock, par value $.01 per share, were outstanding on January 21, 2005.

ROCKWELL COLLINS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Unaudited)

(in millions, except per share amounts)

	December 31, 2004	September 30, 2004
ASSETS
Current Assets:
Cash	$192	$196
Receivables	630	616
Inventories	635	650
Current deferred income taxes	165	165
Income taxes receivable	10	10
Other current assets	40	26

Total current assets	1,672	1,663

Property	415	418
Intangible Assets	129	131
Goodwill	419	419
Other Assets	250	243

TOTAL ASSETS	$2,885	$2,874

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Accounts payable	$189	$240
Compensation and benefits	185	235
Income taxes payable	34	18
Product warranty costs	160	154
Other current liabilities	300	317

Total current liabilities	868	964

Long-Term Debt	201	201
Retirement Benefits	519	521
Other Liabilities	60	55

Shareowners’ Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,235	1,228
Retained earnings	553	492
Accumulated other comprehensive loss	(386)	(397)
Common stock in treasury, at cost (shares held: December 31, 2004, 5.7; September 30, 2004, 6.8)	(167)	(192)

Total shareowners’ equity	1,237	1,133

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,885	$2,874

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended December 31
	2004	2003
Sales:
Product sales	$673	$554
Service sales	90	74

Total sales	763	628

Costs, expenses and other:
Product cost of sales	486	402
Service cost of sales	59	53
Selling, general and administrative expenses	87	80
Interest expense	3	2
Other income, net	(1)	(6)

Total costs, expenses and other	634	531

Income before income taxes	129	97

Income tax provision	39	29

Net income	$90	$68

Earnings per share:
Basic	$0.51	$0.38
Diluted	$0.50	$0.38

Weighted average common shares:
Basic	177.2	177.5
Diluted	180.2	179.3

Cash dividends per share	$0.12	$0.09

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended December 31
	2004	2003
Operating Activities:

Net income	$90	$68
Adjustments to arrive at cash provided by (used for) operating activities:
Depreciation	21	23
Amortization of intangible assets	4	4
Pension plan contributions	(2)	(127)
Compensation and benefits paid in common stock	22	19
Deferred income taxes	—	12
Tax benefit from the exercise of stock options	7	3
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(10)	81
Inventories	18	(53)
Accounts payable	(46)	(35)
Income taxes	16	16
Compensation and benefits	(50)	(36)
Other assets and liabilities	(24)	(19)

Cash Provided by (Used for) Operating Activities	46	(44)

Investing Activities:

Acquisition of a business, net of cash acquired	—	(127)
Property additions	(15)	(14)
Proceeds from the disposition of property	2	1
Acquisition of intangible assets	(7)	(9)

Cash Used for Investing Activities	(20)	(149)

Financing Activities:

Net proceeds from issuance of long-term debt	—	198
Net increase in short-term borrowings	—	24
Purchases of treasury stock	(27)	(25)
Cash dividends	(21)	(16)
Proceeds from exercise of stock options	23	11

Cash (Used for) Provided by Financing Activities	(25)	192

Effect of exchange rate changes on cash	(5)	(3)

Net Change in Cash	(4)	(4)
Cash at Beginning of Period	196	66

Cash at End of Period	$192	$62

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Rockwell Collins, Inc. (the Company or Rockwell Collins) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, including the financial statements in Exhibit 13 incorporated by reference in the Form 10-K.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS 123R is effective July 1, 2005 for the Company and may be adopted using a modified prospective method or a modified retrospective method. The Company is currently evaluating the adoption alternatives and expects to complete its evaluation during the fourth quarter of 2005. If the Company adopts SFAS 123R under the modified prospective method, the full year 2005 impact would be to decrease net income by approximately $2 million, or 1 cent per diluted share. If the Company adopts SFAS 123R under the modified retrospective method, the full year 2005 impact would be to decrease net income by approximately $13 million, or 7 cents per diluted share.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The American Jobs Creation Act of 2004 (the “Act”) provides for a special one-time deduction of 85 percent of certain foreign earnings repatriated into the U.S. from non-U.S. subsidiaries through September 30, 2006. The Company is currently evaluating the merits of repatriating funds under the Act. The range of reasonably possible amounts of unremitted earnings that are being considered for repatriation is between zero and $15 million, which would require the Company to pay income taxes in the range of zero to $2 million. To date, the Company has not provided for income taxes on unremitted earnings generated by non-U.S. subsidiaries given the Company’s intent to permanently invest these earnings abroad. As a result, additional taxes may be required to be recorded for any funds repatriated under the Act. The Company expects to complete its evaluation of the repatriation provision of the Act by June 30, 2006.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Acquisitions

In December 2003, the Company acquired NLX Holding Corporation (NLX), a provider of integrated training and simulation systems. Effective December 2004, NLX is recognized as Rockwell Collins Simulation and Training Solutions (RCSTS). RCSTS provides simulators ranging from full motion full flight simulators to desktop simulators, training, upgrades, modifications, and engineering and technical services primarily to branches of the United States military. The acquisition of RCSTS extends the Company’s capabilities in the areas of training and simulation and enables the Company to provide a more complete service offering to its customers. In 2004, the purchase price and purchase price allocation were finalized. The purchase price, net of cash acquired, was $126 million, of which $102 million was allocated to goodwill and $17 million was allocated to intangible assets with finite lives. The weighted average useful life of the intangible assets with finite lives is approximately 5 years. Goodwill is included within the assets of the Government Systems segment. Approximately 20 percent of the goodwill resulting from this acquisition is tax deductible.

4.	Receivables

Receivables are summarized as follows (in millions):

	December 31, 2004	September 30, 2004
Billed	$485	$493
Unbilled	225	202
Less progress payments	(63)	(63)

Total	647	632
Less allowance for doubtful accounts	(17)	(16)

Receivables	$630	$616

As of December 31, 2004 and September 30, 2004, the portion of receivables outstanding that are not expected to be collected within the next twelve months is not significant.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

5.	Inventories

Inventories are summarized as follows (in millions):

	December 31, 2004	September 30, 2004
Finished goods	$136	$141
Work in process	257	243
Raw materials, parts, and supplies	316	322

Total	709	706
Less progress payments	(74)	(56)

Inventories	$635	$650

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to life-time buy inventory, which is inventory that is typically no longer being produced by the Company’s vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product. Life-time buy inventory was $102 million and $98 million at December 31, 2004 and September 30, 2004, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Property

Property is summarized as follows (in millions):

	December 31, 2004	September 30, 2004
Land	$25	$25
Buildings and improvements	234	232
Machinery and equipment	622	603
Information systems software and hardware	236	230
Construction in progress	27	39

Total	1,144	1,129
Less accumulated depreciation	(729)	(711)

Property	$415	$418

Depreciable lives are reviewed by the Company periodically with any changes recorded on a prospective basis. Effective the first quarter of 2005, the Company changed its useful lives for certain classes of depreciable property. The range of estimated useful lives for machinery and equipment was changed from 8 to 10 years to 6 to 12 years. As a result of the change, depreciation expense decreased $2 million for the three months ended December 31, 2004 compared to the three months ended December 31, 2003.

7.	Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill during the period ended December 31, 2004.

Intangible assets are summarized as follows (in millions):

	December 31, 2004			September 30, 2004
	Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$116	$38	$78	$116	$35	$81
License agreements	21	4	17	21	4	17
Customer relationships	14	3	11	12	3	9
Trademarks and tradenames	10	4	6	10	3	7
Intangible assets with indefinite lives:
Trademarks and tradenames	18	1	17	18	1	17

Intangible assets	$179	$50	$129	$177	$46	$131

Amortization expense for intangible assets for each of the three months ended December 31, 2004 and 2003 was $4 million. Annual amortization expense for intangible assets for 2005, 2006, 2007, 2008, and 2009 is expected to be $18 million, $16 million, $17 million, $21 million, and $14 million, respectively.

8.	Other Assets

Other assets are summarized as follows (in millions):

	December 31, 2004	September 30, 2004

Long-term deferred income taxes	$95	$95
Investments in equity affiliates	69	68
Exchange and rental assets, net of accumulated depreciation of $83 at December 31, 2004 and $79 at September 30, 2004	41	41
Other	45	39

Other assets	$250	$243

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investments in equity affiliates consist of investments in three joint ventures, each of which is 50 percent owned by the Company and accounted for under the equity method. The Company’s joint ventures consist of Rockwell Scientific, LLC (RSC), Vision Systems International, LLC, and Data Link Solutions, LLC.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $29 million and $28 million for the three months ended December 31, 2004 and 2003, respectively. The deferred portion of profit generated from sales to equity affiliates was not significant as of December 31, 2004 and 2003.

The Company shares equally with Rockwell Automation, Inc. (Rockwell Automation) in providing a $6 million line-of-credit to RSC, which bears interest at the greater of the Company’s or Rockwell Automation’s commercial paper borrowing rate. At December 31, 2004, no borrowings were due from RSC under this line-of-credit.

9.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31, 2004	September 30, 2004

Advance payments from customers	$120	$128
Customer incentives	103	105
Contract reserves	34	39
Other	43	45

Other current liabilities	$300	$317

10.	Debt

On November 20, 2003, the Company issued $200 million of 4.75 percent fixed rate unsecured debt due December 1, 2013 (the Notes). Interest payments on the Notes are due on June 1 and December 1 of each year. The Notes contain certain covenants and events of default, including requirements that the Company satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. In addition, on November 20, 2003, the Company entered into interest rate swap contracts which effectively converted $100 million aggregate principal amount of the Notes to floating rate debt based on six-month LIBOR less 7.5 basis points.

Long-term debt and a reconciliation to the carrying amount is summarized as follows (in millions):

	December 31, 2004	September 30, 2004

Principal Amount of Notes due December 1, 2013	$200	$200
Fair value adjustment (Note 16)	1	1

Long-term debt	$201	$201

Interest paid on debt for the three months ended December 31, 2004 and 2003 was $4 million and $2 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Retirement Benefits

Pension Benefits

The components of expense for pension benefits for the three months ended December 31, 2004 and 2003 are as follows (in millions):

	Three Months Ended December 31
	2004	2003
Service cost	$9	$10
Interest cost	35	34
Expected return on plan assets	(44)	(44)
Amortization:
Prior service cost	(4)	(4)
Net actuarial loss	12	12

Net benefit expense	$8	$8

During the three months ended December 31, 2004, the Company made $2 million of contributions to its non-qualified pension plans. During the three months ended December 31, 2003, the Company made $125 million of voluntary contributions to its qualified plans and $2 million of contributions to its non-qualified plans. The Company is not required to make any contributions to its qualified plans in 2005 pursuant to governmental regulations and the Company currently has no plans to make discretionary contributions to its qualified pension plans. Contributions to the Company’s unfunded, non-qualified plans are expected to approximate $7 million in 2005.

Other Retirement Benefits

The components of expense for other retirement benefits for the three months ended December 31, 2004 and 2003 are as follows (in millions):

	Three Months Ended December 31
	2004	2003
Service cost	$1	$1
Interest cost	4	6
Expected return on plan assets	—	—
Amortization:
Prior service cost	(10)	(7)
Net actuarial loss	5	5

Net benefit expense	$—	$5

12.	Stock-Based Compensation

SFAS 123 Pro Forma Disclosures

The Company accounts for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation expense is recorded for the excess of the stock’s quoted market price at the time of grant over the amount an employee must pay to acquire the stock. As the Company’s various incentive plans require stock options to be granted at prices equal to or above the fair market value of the Company’s common stock on the grant dates, no compensation expense is recorded in connection with stock options granted to employees.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value method is an alternative method of accounting for stock-based compensation that is permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Under the fair value method, compensation expense is recorded over the vesting periods based on the estimated fair value of the stock-based compensation. The following table illustrates the effect on net income and earnings per share if the Company had accounted for its stock-based compensation plans using the fair value method (in millions, except per share amounts):

	Three Months Ended December 31
	2004	2003
Net income, as reported	$90	$68
Stock-based employee compensation expense included in reported net income	—	—
Stock-based employee compensation expense determined under the fair value based method, net of tax	(4)	(4)

Pro forma net income	$86	$64

Earnings per share:
Basic – as reported	$0.51	$0.38
Basic – pro forma	$0.49	$0.36

Diluted – as reported	$0.50	$0.38
Diluted – pro forma	$0.48	$0.36

The Company issued 1,290,950 options during the first quarter of 2005 with a weighted average exercise price of $36.55. The Company issued 1,857,850 options during the first quarter of 2004 with a weighted average exercise price of $27.95. The weighted average fair value of the options granted in the first quarter of 2005 and 2004 was $9.96 and $9.43 per option, respectively. The fair value of each option granted by the Company was estimated using the following weighted average assumptions:

	2005 Grants	2004 Grants
Risk-free interest rate	3.54%	3.37%
Expected dividend yield	1.25%	1.51%
Expected volatility	0.30	0.40
Expected life	5 years	5 years

Employee Benefits Paid in Company Stock

During the three months ended December 31, 2004 and 2003, 0.7 million and 0.9 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $22 million and $19 million for the respective periods. These transactions are non-cash transactions and therefore are not reflected in the Condensed Consolidated Statement of Cash Flows.

13.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended December 31
	2004	2003
Net income	$90	$68
Unrealized foreign currency translation adjustment	9	6
Foreign currency cash flow hedge adjustment	2	—

Comprehensive income	$101	$74

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended December 31
	2004	2003
Earnings from equity affiliates	$1	$1
Interest income	1	1
Insurance settlements	—	5
Royalty income	—	2
Other, net	(1)	(3)

Other Income, net	$1	$6

The insurance settlements gain consists of favorable settlements related to insurance matters.

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. During the three months ended December 31, 2004 and 2003, the effective income tax rate was 30 percent. During the three months ended December 31, 2004, the Company paid income taxes of $16 million. During the three months ended December 31, 2003, the Company received $2 million in income tax refunds.

16.	Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	Asset (Liability)
	December 31, 2004		September 30, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$192	$192	$196	$196
Long-term debt	(201)	(200)	(201)	(200)
Interest rate swaps	1	1	1	1
Foreign currency forward exchange contracts	(1)	(1)	(3)	(3)

The fair value of cash approximates its carrying value due to its short-term nature. The fair value of long-term debt is based on quoted market prices for debt with similar terms and maturities.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At December 31, 2004 and September 30, 2004, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $77 million and $96 million, respectively. These notional values consist primarily of contracts for the Euro, Pound Sterling and Yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. As of December 31, 2004 and September 30, 2004, the foreign currency forward exchange contracts are recorded at their fair values based on quoted market prices for contracts with similar maturities in Other Current Assets in the amounts of $5 million and $2 million, respectively, and Other Current Liabilities in the amounts of $6 million and $5 million, respectively.

17.	Guarantees and Indemnifications

Product warranty costs

Accrued liabilities are recorded to reflect the Company’s contractual obligations relating to warranty commitments to customers. Warranty coverage of various lengths and terms is provided to customers depending on standard offerings and negotiated contractual agreements. An estimate for warranty expense is recorded at the time of sale based on the length of the warranty and historical warranty return rates and repair costs.

Changes in the carrying amount of accrued product warranty costs for the three months ended December 31, 2004 and 2003 are summarized as follows (in millions):

	Three Months Ended December 31
	2004	2003
Balance at September 30	$154	$144
Warranty costs incurred	(11)	(13)
Product warranty accrual	15	17
Pre-existing warranty adjustments	2	—

Balance at December 31	$160	$148

Lease guarantee

The Company guarantees fifty percent of a lease obligation for a RSC facility. The Company’s portion of the guarantee totals $3 million and expires ratably through December 2011. Should RSC fail to meet its lease obligations, this guarantee may become a liability of the Company. This guarantee is not reflected as a liability on the Company’s Statement of Financial Position.

Letters of credit

The Company has contingent commitments in the form of commercial letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at December 31, 2004 were $102 million. These commitments are not reflected as liabilities on the Company’s Statement of Financial Position.

Indemnifications

The Company enters into indemnifications with lenders, counterparties in transactions such as administration of employee benefit plans, and other customary indemnifications with third parties in the normal course of business. The following are other than customary indemnifications based on the judgment of management.

In connection with agreements for the sale of portions of its business, the Company at times retains the liabilities of a business of varying amounts which relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. The Company at times indemnifies the purchaser of a Rockwell Collins’ business in the event that a third party asserts a claim that relates to a liability retained by the Company.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company also provides indemnifications of varying scope and amounts to certain customers against claims of intellectual property infringement made by third parties arising from the use of Company products. These indemnifications generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions.

The amount the Company could be required to pay under its indemnification agreements is generally limited based on amounts specified in the underlying agreements, or in the case of some agreements, the maximum potential amount of future payments that could be required is not limited. When a potential claim is asserted under these agreements, the Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. A liability is recorded when a potential claim is both probable and estimable. The nature of these agreements prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay should counterparties to these agreements assert a claim; however, the Company currently has no material claims pending related to such agreements.

18.	Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. The Company is currently involved in the investigation or remediation of ten sites under these regulations or pursuant to lawsuits asserted by third parties. Certain of these sites relate to properties purchased in connection with the Company’s acquisition of Kaiser Aerospace & Electronics Corporation (Kaiser). Rockwell Collins has certain rights to indemnification from escrow funds set aside at the time of acquisition that management believes are sufficient to address the Company’s potential liability related to the Kaiser related environmental matters. As of December 31, 2004, management estimates that the total reasonably possible future costs the Company could incur from these matters to be approximately $14 million. The Company has recorded environmental reserves for these matters of $5 million as of December 31, 2004, which represents management’s best estimate of the probable future cost for these matters.

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

The Company is subject to various lawsuits, claims and proceedings that have been or may be instituted or asserted against the Company relating to the conduct of the Company’s business, including those pertaining to product liability, intellectual property, environmental, safety and health, contract and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters that are pending or asserted will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

20.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended December 31
	2004	2003
Sales:
Government Systems	$390	$311
Commercial Systems	373	317

Total sales	$763	$628

Segment operating earnings:
Government Systems	$70	$63
Commercial Systems	72	42

Total segment operating earnings	142	105
Interest expense	(3)	(2)
Earnings from corporate-level equity affiliate	1	—
General corporate, net	(11)	(6)

Income before income taxes	129	97
Income tax provision	39	29

Net income	$90	$68

The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings. The Company’s definition of segment operating earnings excludes income taxes, unallocated general corporate expenses, interest expense, gains and losses from the disposition of businesses, non-recurring charges resulting from purchase accounting such as purchased research and development charges, earnings and losses from corporate-level equity affiliates, and other special items as identified by management from time to time. Intersegment sales are not material and have been eliminated.

The following table summarizes sales by product category for the three months ended December 31, 2004 and 2003 (in millions):

	Three Months Ended December 31
	2004	2003
Defense electronics	$266	$193
Defense communications	124	118
Air transport aviation electronics	202	184
Business and regional aviation electronics	171	133

Total	$763	$628

Product line disclosures for defense-related products are delineated based upon their underlying technologies while the air transport and business and regional aviation electronics product lines are delineated based upon the difference in underlying customer base, size of aircraft, and markets served.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three months ended December 31, 2004 and 2003 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Consolidated Financial Results

Sales

(dollars in millions)

	Three Months Ended December 31
	2004	2003
Total Sales	$763	$628
Percent increase	21%

Total sales for the three months ended December 31, 2004 increased 21 percent to $763 million compared to the three months ended December 31, 2003. NLX, now recognized as Rockwell Collins Simulation and Training Solutions (RCSTS), acquired on December 1, 2003, provided $21 million of incremental sales or 3 percentage points of the total sales growth. The remainder of the sales increase resulted from 18 percent organic revenue growth in both our Government and Commercial Systems businesses.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)

	Three Months Ended December 31
	2004	2003
Net Income	$90	$68
Net income as a percent of sales	11.8%	10.8%
Diluted Earnings Per Share	$0.50	$0.38

Net income for the three months ended December 31, 2004 increased 32 percent to $90 million, or 11.8 percent of sales, from net income of $68 million, or 10.8 percent of sales, for the three months ended December 31, 2003. Diluted earnings per share for the three months ended December 31, 2004 was 50 cents compared to 38 cents for the three months ended December 31, 2003. The increase in net income and diluted earnings per share for the three months ended December 31, 2004 compared to the same period last year was primarily the result of higher sales volumes, a more favorable mix of higher margin aftermarket sales, and the success of our ongoing cost containment initiatives. These items were partially offset by the absence of an after-tax gain of $3 million ($5 million before taxes), or 2 cents per share, related to favorable insurance matters included in the three months ended December 31, 2003.

Government Systems Financial Results

Government Systems’ Sales

(dollars in millions)

	Three Months Ended December 31
	2004	2003
Defense electronics	$266	$193
Defense communications	124	118

Total	$390	$311

Percent increase	25%

Defense electronics sales increased $73 million, or 38 percent, for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. Incremental sales of RCSTS, acquired on December 1, 2003, for the three months ended December 31, 2004, provided $21 million, or 11 percentage points of this sales growth. Excluding our RCSTS acquisition, Defense electronics sales increased $52 million, or 27 percent, in the three months ended December 31, 2004 compared to the same period a year ago. This sales growth is primarily attributable to sales related to programs won during 2004 including the Defense Advanced Global Positioning System Receiver production program and the development portion of the E-6B aircraft modification program. Higher sales from the KC-135 aircraft retrofit program also contributed to the sales growth.

Defense communications sales increased $6 million, or 5 percent, for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. This sales growth is attributable to sales related to the Joint Tactical Radio System development programs.

Government Systems’ Segment Operating Earnings

(dollars in millions)

	Three Months Ended December 31
	2004	2003
Segment operating earnings	$70	$63
Percent of sales	17.9%	20.3%

Government Systems’ operating earnings increased $7 million, or 11 percent, for the three months ended December 31, 2004, compared to the same period a year ago primarily due to increased sales volume. As expected, Government Systems’ operating earnings as a percent of sales for the three months ended December 31, 2004 decreased to 17.9 percent compared with 20.3 percent for the same period a year ago. The prior year first quarter operating margin benefited from favorable performance on various production programs as well as the absence of the incremental lower margin RCSTS revenues.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table represents Commercial Systems’ sales by product category:

(dollars in millions)

	Three Months Ended December 31
	2004	2003
Air transport aviation electronics	$202	$184
Business and regional aviation electronics	171	133

Total	$373	$317

Percent increase	18%

Air transport aviation electronics sales increased $18 million, or 10 percent, for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. This sales growth is primarily attributed to increased aftermarket revenues, partially offset by lower original equipment sales.

Business and regional aviation electronics sales increased $38 million, or 29 percent, for the three months ended December 31, 2004 compared to the same period in the prior year. This sales growth is attributed to higher aftermarket sales including higher aircraft modification program activity and sales to business jet original equipment manufacturers (OEMs), partially offset by the impact of lower sales to regional jet OEMs.

The following table represents Commercial Systems’ sales based on the type of product or service:

(in millions)

	Three Months Ended December 31
	2004	2003
Aftermarket	$218	$158
Original equipment	155	159

Total	$373	$317

Aftermarket sales increased $60 million, or 38 percent, for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 as a result of stronger demand for avionics retrofit applications and increased service and support activity. Original equipment sales decreased $4 million, or 3 percent, for the three months ended December 31, 2004 compared to the same period in the prior year as higher sales to business jet OEMs were more than offset by the impact of lower sales to regional jet OEMs and an anticipated shift of in-flight entertainment revenues from original equipment line-fit to aftermarket retrofit installations.

Commercial Systems’ Segment Operating Earnings

(dollars in millions)

	Three Months Ended December 31
	2004	2003
Segment operating earnings	$72	$42
Percent of sales	19.3%	13.2%

Commercial Systems’ operating earnings increased $30 million, or 71 percent, to $72 million, or 19.3 percent of sales, compared to $42 million, or 13.2 percent of sales, for the three months ended December 31, 2003. These significant increases were due primarily to the combination of higher sales, a favorable mix of higher margin aftermarket revenues, and enhanced operating efficiencies.

Retirement Benefits

Net expense for pension benefits and other retirement benefits are as follows (in millions):

	Three Months Ended December 31
	2004	2003
Pension benefits	$8	$8
Other retirement benefits	—	5

Net benefit expense	$8	$13

Pension Benefits

Pension expense for both the three months ended December 31, 2004 and 2003 was $8 million. Pension expense for the full year 2005 will be approximately $30 million compared to $31 million for the full year 2004.

Other Retirement Benefits

Other Retirement Benefits expense for the three months ended December 31, 2004 and 2003 was zero and $5 million, respectively. Other Retirement Benefits expense for the full year 2005 is expected to be $1 million compared to the full year 2004 expense of $19 million. The decrease in 2005 is primarily attributable to the plan amendment in 2004 to discontinue post-65 prescription drug coverage effective January 1, 2008. This plan amendment was in response to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Income Taxes

At the end of each interim reporting period we make an estimate of the effective tax rate, which includes the expected tax items that may be discrete to a specific quarter. Tax items discrete to a certain quarter are included in the effective tax rate for that quarter and are not pro-rated for the full year. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The effective income tax rate for the three months ended December 31, 2004 and 2003 was 30 percent. The difference between our effective tax rate and the statutory tax rate of 35% is primarily the result of the tax benefits derived from the Research and Development (“R&D”) Tax Credit, which provides a tax benefit on certain incremental R&D expenditures, and the Extraterritorial Income Exclusion (“ETI”), which provides a tax benefit on export sales.

In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed into law. The Act repeals and replaces the ETI with a new deduction for income generated from qualified production activities by U.S. manufacturers. The ETI will be phased out through calendar year 2006 and the new deduction under the Act will be phased in between calendar years 2005 and 2009. The ETI repeal and replacement under the Act is not expected to have a significant impact on our effective income tax rate in 2005. We are evaluating the impact of the ETI repeal and replacement under the Act on our effective income tax rate for years beyond fiscal 2005.

The Act also provides for a lower tax rate on funds repatriated into the U.S. from non-U.S. subsidiaries through September 30, 2006. We are evaluating the merits of repatriating funds under this new law. The range of reasonably possible amounts of funds that are being considered for repatriation is between zero and $15 million, which would require us to pay income taxes in the range of zero to $2 million. To date, we have not provided for income taxes on unremitted earnings generated by our non-U.S. subsidiaries as it has been our intent to permanently invest these earnings abroad.

Outlook

A summary of our 2005 anticipated results (which does not include the impact of the recently issued share-based payment accounting standard described in Note 2 to the condensed consolidated financial statements) is as follows:

•	Total sales in the range of $3.275 billion to $3.3 billion.

•	Diluted earnings per share in the range of $2.00 to $2.10.

•	Government Systems’ sales growth in the range of 10 percent to 12 percent from 2004 sales, with operating margins of approximately 18 percent.

•	Commercial Systems’ sales growth in the range of 11 percent to 13 percent from 2004 sales, with operating margins of approximately 18 percent.

•	Cash provided by operating activities in the range of $450 million to $500 million.

•	Capital expenditures of approximately $115 million.

•	Total company and customer-funded research and development expenditures of approximately $600 million or about 18 percent of total sales.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities

(in millions)

	Three Months Ended December 31
	2004	2003
Cash provided by (used for) operating activities	$46	$(44)

The increase in operating cash flow during the three months ended December 31, 2004 compared to the same period last year was principally due to the absence of a voluntary pension contribution of $125 million made in the three months ended December 31, 2003. Partially offsetting the absence of the voluntary pension contribution are increases in working capital during the three months ended December 31, 2004 as a result of increased sales volumes.

Investing Activities

(in millions)

	Three Months Ended December 31
	2004	2003
Cash used for investing activities	$(20)	$(149)

The decrease in cash used for investing activities was primarily due to $127 million of cash paid for the RCSTS acquisition in December 2003. Capital expenditures increased to $15 million in the three months ended December 31, 2004 from $14 million for the same period last year. We expect capital expenditures for the full year 2005 to be approximately $115 million compared to full year 2004 capital expenditures of $94 million. Demand for new test equipment to support new programs is the primary driver of increased capital expenditures.

Financing Activities

(in millions)

	Three Months Ended December 31
	2004	2003
Cash (used for) provided by financing activities	$(25)	$192

The decrease in cash provided by financing activities is primarily due to $198 million in proceeds from long-term debt that was used primarily to fund our pension plan and our acquisition of RCSTS during three months ended December 31, 2003. For the three months ended December 31, 2004 we repurchased 0.7 million shares of common stock at a cost of $27 million compared to 1.0 million shares at a cost of $25 million for the same period last year. We paid cash dividends of $21 million and $16 million during the three months ended December 31, 2004 and 2003, respectively. The increase in cash dividends was the result of an increase in the quarterly cash dividend from 9 cents to 12 cents per share beginning with the dividend paid September 7, 2004.

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

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. There were no commercial paper borrowings outstanding at December 31, 2004.

Our Revolving Credit Facilities consist of a five-year $500 million portion expiring in May 2006 and a 364-day $350 million portion which expires in May 2005. The Revolving Credit Facilities exist primarily to support our commercial paper program, but are available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facilities requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. Our debt to total capitalization ratio at December 31, 2004 was 14 percent. At our election, the 364-day portion of the Revolving Credit Facilities can be converted to a one-year term loan. The Revolving Credit Facilities do not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. In addition, short-term credit facilities available to foreign subsidiaries amounted to $40 million as of December 31, 2004 of which $14 million was utilized to support commitments in the form of commercial letters of credit. There were no significant commitment fees or compensating balance requirements under these facilities.

In addition to our credit facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the Notes) under the shelf registration statement. The Notes contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. At December 31, 2004, $550 million of the shelf registration was available for future use.

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

CRITICAL ACCOUNTING POLICIES

Preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments, and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of the Company’s financial statements are described in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. Actual results in these areas could differ from management’s estimates. There have been no changes in the Company’s critical accounting policies during the three months ended December 31, 2004.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, accompanied by such phrases as “believes”, “estimates”, “expects”, “could”, “likely”, “anticipates”, “will”, “intends”, and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the health of the global economy, the continued recovery of the commercial aerospace industry and the continued strength of the military communications and electronics industry; domestic and foreign government spending, budgetary and trade policies; market acceptance of new and existing products and services; performance of our products and services; potential cancellation or termination of contracts, delay of orders or changes in procurement practices or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; performance of our suppliers and subcontractors; risks inherent in fixed price contracts, particularly the risk of cost overruns; risk of significant and prolonged disruption to air travel; our ability to execute to our internal performance plans such as our productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; favorable outcomes of certain customer procurements, congressional approvals and regulatory mandates; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof and the company assumes no obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

In addition to using cash provided by normal operating activities, we utilize a combination of short-term and long-term debt to finance operations. Our operating results and cash flows are exposed to changes in interest rates that could adversely affect the amount of interest expense incurred and paid on debt obligations in any given period. In addition, changes in interest rates can affect the fair value of our debt obligations. Such changes in fair value are only relevant to the extent these debt obligations are settled prior to maturity. We manage our exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt and when considered necessary, we may employ financial instruments in the form of interest rate swaps to help meet this objective.

At December 31, 2004, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $201 million and fair value of $200 million. We converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 7.5 basis points by executing “receive fixed, pay variable” interest rate swap contracts. A hypothetical 10 percent increase or decrease in average market interest rates would have increased or decreased the fair value of our long-term debt, exclusive of the effects of the interest rate swap contracts, by $6 million and $7 million, respectively. The $100 million notional value of interest rate swap contracts had a carrying and fair value of $1 million at December 31, 2004. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $3 million and $4 million, respectively. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10 and 16 of the condensed consolidated financial statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is our policy not to enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $77 million and $96 million at December 31, 2004 and September 30, 2004, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European Euro, British Pound Sterling, and Japanese Yen. The duration of foreign currency contracts is generally 12 months or less. The net fair value of these foreign currency contracts at December 31, 2004 and September 30, 2004 were net liabilities of $1 million and $3 million, respectively. If the US Dollar increased or decreased in value against all currencies by a hypothetical 10 percent, the effect on the fair value of the foreign currency contracts, our results of operations, cash flows, or financial condition would not be significant at December 31, 2004.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of December 31, 2004, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of December 31, 2004 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1, 2004 through October 31, 2004	600,000	$36.27	600,000	$142.8 million
November 1, 2004 through November 30, 2004	135,000	$37.89	135,000	$137.7 million
December 1, 2004 through December 31, 2004	0	0	0	$137.7 million
Total	735,000	$36.57	735,000	$137.7 million

[1]	On June 30, 2004 our Board approved $200 million of share repurchases. This authorization has no stated expiration date.

Item 6. Exhibits

(a) Exhibits

12	Computation of Ratio of Earnings to Fixed Charges for the three months ended December 31, 2004.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: January 26, 2005	By	/s/ D. H. Brehm
D. H. Brehm
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: January 26, 2005	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary