Form 10-Q
period 2005-03-31
ROCKWELL COLLINS INC
filed 2005-04-27
CIK 1137411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005.

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

178,162,067 shares of registrant’s Common Stock, par value $.01 per share, were outstanding on April 22, 2005.

ROCKWELL COLLINS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Unaudited)

(in millions, except per share amounts)

	March 31, 2005	September 30, 2004
ASSETS

Current Assets:
Cash	$256	$196
Receivables	662	616
Inventories	693	650
Current deferred income taxes	165	165
Income taxes receivable	10	10
Other current assets	41	26

Total current assets	1,827	1,663

Property	440	418
Intangible Assets	139	131
Goodwill	454	419
Other Assets	242	243

TOTAL ASSETS	$3,102	$2,874

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Accounts payable	$234	$240
Compensation and benefits	224	235
Income taxes payable	24	18
Product warranty costs	161	154
Other current liabilities	352	317

Total current liabilities	995	964

Long-Term Debt	199	201
Retirement Benefits	552	521
Other Liabilities	54	55

Shareowners’ Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,253	1,228
Retained earnings	615	492
Accumulated other comprehensive loss	(391)	(397)
Common stock in treasury, at cost (shares held: March 31, 2005, 5.1; September 30, 2004, 6.8)	(177)	(192)

Total shareowners’ equity	1,302	1,133

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$3,102	$2,874

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Sales:
Product sales	$739	$638	$1,412	$1,192
Service sales	90	81	180	155

Total sales	829	719	1,592	1,347

Costs, expenses and other:
Product cost of sales	535	468	1,021	870
Service cost of sales	65	58	124	111
Selling, general and administrative expenses	97	87	184	167
Interest expense	2	2	5	4
Other (income) expense, net	(3)	2	(4)	(4)

Total costs, expenses and other	696	617	1,330	1,148

Income before income taxes	133	102	262	199

Income tax provision	38	31	77	60

Net income	$95	$71	$185	$139

Earnings per share:
Basic	$0.53	$0.40	$1.04	$0.78
Diluted	$0.52	$0.39	$1.02	$0.77

Weighted average common shares:
Basic	178.8	178.5	178.0	178.0
Diluted	182.0	181.1	181.3	180.2

Cash dividends per share	$0.12	$0.09	$0.24	$0.18

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended March 31
	2005	2004
Operating Activities:

Net income	$185	$139
Adjustments to arrive at cash provided by operating activities:
Depreciation	43	46
Amortization of intangible assets	9	9
Pension plan contributions	(4)	(128)
Compensation and benefits paid in common stock	31	27
Deferred income taxes	8	22
Tax benefit from the exercise of stock options	25	5
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(31)	2
Inventories	(16)	(54)
Accounts payable	(2)	(18)
Income taxes	4	29
Compensation and benefits	(19)	(15)
Other assets and liabilities	(33)	(30)

Cash Provided by Operating Activities	200	34

Investing Activities:

Acquisition of businesses, net of cash acquired	(18)	(126)
Property additions	(42)	(32)
Proceeds from the disposition of property	2	1
Acquisition of intangible assets	(7)	(11)

Cash Used for Investing Activities	(65)	(168)

Financing Activities:

Net proceeds from issuance of long-term debt	—	198
Net increase in short-term borrowings	—	24
Purchases of treasury stock	(106)	(73)
Cash dividends	(43)	(32)
Proceeds from exercise of stock options	71	22

Cash (Used for) Provided by Financing Activities	(78)	139

Effect of exchange rate changes on cash	3	(4)

Net Change in Cash	60	1
Cash at Beginning of Period	196	66

Cash at End of Period	$256	$67

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Rockwell Collins, Inc. (the Company or Rockwell Collins) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, including the financial statements in Exhibit 13 incorporated by reference in the Form 10-K.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. The Company will adopt SFAS 123R effective October 1, 2005. SFAS 123R may be adopted using a prospective method or a retrospective method. The Company is currently evaluating the adoption alternatives and expects to complete its evaluation during the first quarter of fiscal 2006.

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

On March 31, 2005, the Company acquired the stock of TELDIX GmbH (TELDIX), a leading provider of military aviation electronics products and services, based in Heidelberg, Germany. TELDIX supplies a broad portfolio of complex military aircraft computer products, advanced mechanical space mechanisms and related support services to major prime contractors throughout Europe. The purchase price, net of cash acquired, was $18 million and is subject to post-closing adjustments. In addition, the Company assumed, among other things, an estimated $35 million of unfunded pension obligations. Based on a preliminary purchase price allocation, $35 million has been allocated to goodwill and $15 million to intangible assets with finite lives. The weighted average useful life of the intangible assets with finite lives is expected to be approximately 10 years. Goodwill is included within the assets of the Government Systems segment. The assets and liabilities of TELDIX have been consolidated in the Company’s condensed consolidated statement of financial position as of March 31, 2005. The Company has not included the results of operations from TELDIX in its condensed consolidated statement of operations for the second quarter of fiscal 2005 as TELDIX was acquired on the last day of the quarter. Pro forma financial information is not presented as the effect of the acquisition is not material to the Company’s results of operations.

The acquisition of TELDIX broadens the Company’s European presence and provides complementary product lines that will allow the Company to enhance its offerings to customers worldwide and should provide new channel-to-market opportunities for the Company’s current products and services. The excess purchase price over net assets acquired reflects the Company’s view that there are opportunities to expand its market share in the European region.

In December 2003, the Company acquired NLX Holding Corporation (NLX), a provider of integrated training and simulation systems. This business is now recognized as Rockwell Collins Simulation and Training Solutions and it provides simulators ranging from full motion full flight simulators to desktop simulators, training, upgrades, modifications, and engineering and technical services primarily to branches of the United States military. The acquisition of Rockwell Collins Simulation and Training Solutions extends the Company’s capabilities in the areas of training and simulation and enables the Company to provide a more complete service offering to its customers. The purchase price, net of cash acquired, was $126 million, of which $102 million was allocated to goodwill and $17 million was allocated to intangible assets with finite lives. The weighted average useful life of the intangible assets with finite lives was approximately 5 years. Goodwill is included within the assets of the Government Systems segment. Approximately 20 percent of the goodwill resulting from this acquisition is tax deductible. The excess purchase price over net assets acquired reflects the Company’s view that there are significant opportunities to expand its market share in the areas of simulation and training.

4.	Receivables

Receivables are summarized as follows (in millions):

	March 31, 2005	September 30, 2004
Billed	$511	$493
Unbilled	227	202
Less progress payments	(62)	(63)

Total	676	632
Less allowance for doubtful accounts	(14)	(16)

Receivables	$662	$616

As of March 31, 2005 and September 30, 2004, the portion of receivables outstanding that are not expected to be collected within the next twelve months is not significant.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

5.	Inventories

Inventories are summarized as follows (in millions):

	March 31, 2005	September 30, 2004
Finished goods	$154	$141
Work in process	283	243
Raw materials, parts, and supplies	334	322

Total	771	706
Less progress payments	(78)	(56)

Inventories	$693	$650

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to life-time buy inventory, which is inventory that is typically no longer being produced by the Company’s vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product. Life-time buy inventory was $106 million and $98 million at March 31, 2005 and September 30, 2004, respectively.

6.	Property

Property is summarized as follows (in millions):

	March 31, 2005	September 30, 2004
Land	$28	$25
Buildings and improvements	246	232
Machinery and equipment	625	603
Information systems software and hardware	235	230
Construction in progress	44	39

Total	1,178	1,129
Less accumulated depreciation	(738)	(711)

Property	$440	$418

Depreciable lives are reviewed by the Company periodically with any changes recorded on a prospective basis. Effective the first quarter of 2005, the Company changed its useful lives for certain classes of depreciable property. The range of estimated useful lives for machinery and equipment was changed from 8 - 10 years to 6 - 12 years. As a result of the change, depreciation expense decreased $3 million and $5 million for the three and six months ended March 31, 2005 compared to the three and six months ended March 31, 2004, respectively.

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended March 31, 2005 are summarized as follows (in millions):

	Commercial Systems	Government Systems	Total
Balance at September 30, 2004	$182	$237	$419
TELDIX acquisition	—	35	35

Balance at March 31, 2005	$182	$272	$454

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company’s 2005 impairment tests yielded no impairments.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible assets are summarized as follows (in millions):

	March 31, 2005			September 30, 2004
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$122	$41	$81	$116	$35	$81
License agreements	21	5	16	21	4	17
Customer relationships	23	4	19	12	3	9
Trademarks and tradenames	10	4	6	10	3	7
Intangible assets with indefinite lives:
Trademarks and tradenames	18	1	17	18	1	17

Intangible assets	$194	$55	$139	$177	$46	$131

Amortization expense for intangible assets for each of the three and six months ended March 31, 2005 and 2004 was $5 million and $9 million, respectively. Annual amortization expense for intangible assets for 2005, 2006, 2007, 2008, and 2009 is expected to be $19 million, $20 million, $19 million, $17 million, and $16 million, respectively.

8.	Other Assets

Other assets are summarized as follows (in millions):

	March 31, 2005	September 30, 2004
Long-term deferred income taxes	$92	$95
Investments in equity affiliates	69	68
Exchange and rental assets, net of accumulated depreciation of $85 at March 31, 2005 and $79 at September 30, 2004	38	41
Other	43	39

Other assets	$242	$243

Investments in equity affiliates consist of investments in three joint ventures, each of which is 50 percent owned by the Company and accounted for under the equity method. The Company’s joint ventures consist of Rockwell Scientific, LLC (RSC), Vision Systems International, LLC, and Data Link Solutions, LLC.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $30 million and $59 million for the three and six months ended March 31, 2005, respectively, compared to $27 million and $55 million for the three and six months ended March 31, 2004, respectively. The deferred portion of profit generated from sales to equity affiliates was not significant as of March 31, 2005 and 2004.

The Company shares equally with Rockwell Automation, Inc. (Rockwell Automation) in providing a $6 million line-of-credit to RSC, which bears interest at the greater of the Company’s or Rockwell Automation’s commercial paper borrowing rate. At March 31, 2005, no borrowings were due from RSC under this line-of-credit.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	March 31, 2005	September 30, 2004
Advance payments from customers	$156	$128
Customer incentives	105	105
Contract reserves	38	39
Other	53	45

Other current liabilities	$352	$317

10.	Debt

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

Long-term debt and a reconciliation to the carrying amount is summarized as follows (in millions):

	March 31, 2005	September 30, 2004
Principal amount of Notes due December 1, 2013	$200	$200
Fair value adjustment (Note 16)	(1)	1

Long-term debt	$199	$201

Interest paid on debt for the six months ended March 31, 2005 and 2004 was $4 million and $3 million, respectively.

11.	Retirement Benefits

Pension Benefits

The components of expense for pension benefits for the three and six months ended March 31, 2005 and 2004 are as follows (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Service cost	$9	$10	$18	$20
Interest cost	35	34	70	68
Expected return on plan assets	(44)	(44)	(88)	(88)
Amortization:
Prior service cost	(4)	(4)	(8)	(8)
Net actuarial loss	11	12	23	24

Net benefit expense	$7	$8	$15	$16

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended March 31, 2005, the Company made $4 million of contributions to its non-qualified pension plans. During the six months ended March 31, 2004, the Company made $125 million of voluntary contributions to its qualified plans and $3 million of contributions to its non-qualified plans. The Company is not required to make any contributions to its qualified plans in 2005 pursuant to governmental regulations. The Company is planning to make a discretionary contribution of up to $30 million to its qualified pension plans during 2005. Contributions to the Company’s unfunded, non-qualified plans are expected to approximate $7 million in 2005.

Other Retirement Benefits

The components of expense for other retirement benefits for the three and six months ended March 31, 2005 and 2004 are as follows (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Service cost	$1	$1	$2	$2
Interest cost	5	6	9	12
Expected return on plan assets	—	—	—	—
Amortization:
Prior service cost	(10)	(7)	(20)	(14)
Net actuarial loss	5	5	10	10

Net benefit expense	$1	$5	$1	$10

12.	Stock-Based Compensation

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

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Net income, as reported	$95	$71	$185	$139
Stock-based employee compensation expense included in reported net income	—	—	—	—
Stock-based employee compensation expense determined under the fair value based method, net of tax	(4)	(4)	(8)	(8)

Pro forma net income	$91	$67	$177	$131

Earnings per share:
Basic – as reported	$0.53	$0.40	$1.04	$0.78
Basic – pro forma	$0.51	$0.38	$0.99	$0.74

Diluted – as reported	$0.52	$0.39	$1.02	$0.77
Diluted – pro forma	$0.50	$0.37	$0.98	$0.73

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the options issued by the Company:

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Options issued	35,000	119,200	1,324,250	1,977,050
Weighted average exercise price	$46.11	$32.74	$36.80	$28.23
Weighted average fair value	$12.86	$11.34	$10.04	$9.55

The fair value of each option granted by the Company was estimated using the following weighted average assumptions:

	2005 Grants	2004 Grants
Risk-free interest rate	3.55%	3.37%
Expected dividend yield	1.50%	1.51%
Expected volatility	0.30	0.40
Expected life	5 years	5 years

Employee Benefits Paid in Company Stock

During the six months ended March 31, 2005 and 2004, 0.9 million and 1.1 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $31 million and $27 million for the respective periods.

13.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Net income	$95	$71	$185	$139
Unrealized foreign currency translation adjustment	(4)	—	5	6
Foreign currency cash flow hedge adjustment	(1)	—	1	—

Comprehensive income	$90	$71	$191	$145

14.	Other Income (Expense), Net

Other income (expense), net consists of the following (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Earnings from equity affiliates	$2	$2	$3	$3
Interest income	1	—	2	1
Insurance settlements	—	—	—	5
Royalty income	1	—	1	2
Other, net	(1)	(4)	(2)	(7)

Other income (expense), net	$3	$(2)	$4	$4

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the effective income tax rate expected to be applicable for the full year, which includes tax items that are discrete to a specific quarter. Tax items discrete to a specific quarter are included in the effective tax rate for that quarter and are not pro-rated for the full year. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended March 31, 2005 and 2004, the effective income tax rate was 29.0 percent and 30.0 percent, respectively. During the six months ended March 31, 2005 and 2004, the effective income tax rate was 29.4 percent and 30.0 percent, respectively. For the full year 2005, the Company anticipates the effective income tax rate will be 30 percent. The Company paid income taxes, net of refunds, of $42 million and $4 million for the six months ended March 31, 2005 and 2004, respectively.

16.	Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	Asset (Liability)
	March 31, 2005		September 30, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$256	$256	$196	$196
Long-term debt	(199)	(195)	(201)	(200)
Interest rate swaps	(1)	(1)	1	1
Foreign currency forward exchange contracts	(1)	(1)	(3)	(3)

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

On November 20, 2003, the Company entered into interest rate swap contracts (the Swaps) which effectively converted $100 million aggregate principal amount of the Notes to floating rate debt based on six-month LIBOR less 7.5 basis points. The Company has designated the Swaps as fair value hedges. Accordingly, the fair values of the Swaps are recorded in Other Assets or Other Liabilities on the Condensed Consolidated Statement of Financial Position and the carrying value of the underlying debt is adjusted by an equal amount. The fair value of the interest rate swaps is based on quoted market prices for contracts with similar maturities.

Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At March 31, 2005 and September 30, 2004, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $106 million and $96 million, respectively. These notional values consist primarily of contracts for the Euro, Pound Sterling and Yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. As of March 31, 2005 and September 30, 2004, the foreign currency forward exchange contracts are recorded at their fair values based on quoted market prices for contracts with similar maturities in Other Current Assets in the amounts of $3 million and $2 million, respectively, and Other Current Liabilities in the amounts of $4 million and $5 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Changes in the carrying amount of accrued product warranty costs for the six months ended March 31, 2005 and 2004 are summarized as follows (in millions):

	Six Months Ended March 31
	2005	2004
Balance at September 30	$154	$144
Warranty costs incurred	(27)	(29)
Product warranty accrual	32	31
Acquisition of TELDIX	2	—

Balance at March 31	$161	$146

Lease guarantee

The Company guarantees fifty percent of a lease obligation for a RSC facility. The Company’s portion of the guarantee totals $3 million and expires ratably through December 2011. Should RSC fail to meet its lease obligations, this guarantee may become a liability of the Company. This guarantee is not reflected as a liability on the Company’s Statement of Financial Position.

Letters of credit

The Company has contingent commitments in the form of commercial letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at March 31, 2005 were $104 million. These commitments are not reflected as liabilities on the Company’s Statement of Financial Position.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. The Company is currently involved in the investigation or remediation of ten sites under these regulations or pursuant to lawsuits asserted by third parties. Certain of these sites relate to properties purchased in connection with the Company’s acquisition of Kaiser Aerospace & Electronics Corporation (Kaiser). Rockwell Collins has certain rights to indemnification from escrow funds set aside at the time of acquisition that management believes are sufficient to address the Company’s potential liability related to the Kaiser related environmental matters. As of March 31, 2005, management estimates that the total reasonably possible future costs the Company could incur from these matters to be approximately $14 million. The Company has recorded environmental reserves for these matters of $5 million as of March 31, 2005, which represents management’s best estimate of the probable future cost for these matters.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

20.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Sales:
Government Systems	$426	$377	$816	$688
Commercial Systems	403	342	776	659

Total sales	$829	$719	$1,592	$1,347

Segment operating earnings:
Government Systems	$76	$69	$146	$132
Commercial Systems	73	46	145	88

Total segment operating earnings	149	115	291	220

Interest expense	(2)	(2)	(5)	(4)
Earnings (loss) from corporate-level equity affiliate	(1)	1	—	1
General corporate, net	(13)	(12)	(24)	(18)

Income before income taxes	133	102	262	199
Income tax provision	(38)	(31)	(77)	(60)

Net income	$95	$71	$185	$139

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

The following table summarizes sales by product category for the three and six months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Defense electronics	$287	$238	$553	$431
Defense communications	139	139	263	257
Air transport aviation electronics	222	200	424	384
Business and regional aviation electronics	181	142	352	275

Total	$829	$719	$1,592	$1,347

Product line disclosures for defense-related products are delineated based upon their underlying technologies while the air transport and business and regional aviation electronics product lines are delineated based upon the difference in underlying customer base, size of aircraft, and markets served.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and six months ended March 31, 2005 and 2004 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended March 31, 2005 and 2004

Sales

	Three Months Ended March 31
(dollars in millions)	2005	2004
Total Sales	$829	$719
Percent increase	15%

Total sales for the three months ended March 31, 2005 increased 15 percent to $829 million compared to the three months ended March 31, 2004. Commercial Systems sales increased 18 percent compared to the same period last year due primarily to continued strong aftermarket activity and increasing demand for new business jet and air transport aircraft. Government Systems sales increased 13 percent compared to the same period in the prior year due primarily to higher sales from programs focused on military modernization. See the following operating segment sections for further discussion of sales for the three months ended March 31, 2005 and 2004.

Net Income and Diluted Earnings Per Share

	Three Months Ended March 31
(dollars in millions, except per share amounts)	2005	2004
Net Income	$95	$71
Net income as a percent of sales	11.5%	9.9%
Diluted Earnings Per Share	$0.52	$0.39

Net income for the three months ended March 31, 2005 increased 34 percent to $95 million, or 11.5 percent of sales, from net income of $71 million, or 9.9 percent of sales, for the three months ended March 31, 2004. Diluted earnings per share for the three months ended March 31, 2005 was 52 cents compared to 39 cents for the three months ended March 31, 2004. The increase in net income and diluted earnings per share for the three months ended March 31, 2005 compared to the same period last year was primarily the result of a combination of increased sales volume, including higher margin aftermarket revenues, and the continuing impact of cost containment and operational efficiency initiatives which more than offset higher research and development expenditures and incentive compensation costs.

Government Systems Financial Results

Government Systems’ Sales

	Three Months Ended March 31
(dollars in millions)	2005	2004
Defense electronics	$287	$238
Defense communications	139	139

Total	$426	$377

Percent increase	13%

Defense electronics sales increased $49 million, or 21 percent, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This sales growth is due primarily to higher revenues from the following:

•	Electronics systems upgrades for fixed-wing aircraft and U.S. Army, Navy and Special Operations Forces helicopter programs

•	U. S. Army helicopter simulator programs

•	Global Positioning System equipment deliveries

As anticipated, Defense communications sales were flat for the three months ended March 31, 2005 as higher sales of ARC-210 radios were offset by lower revenues related to certain other legacy communications programs, and flat Joint Tactical Radio System (JTRS) development program revenues.

Government Systems’ Segment Operating Earnings

	Three Months Ended March 31
(dollars in millions)	2005	2004
Segment operating earnings	$76	$69
Percent of sales	17.8%	18.3%

Government Systems’ operating earnings increased $7 million, or 10 percent, for the three months ended March 31, 2005, compared to the same period a year ago primarily due to increased sales volume. Government Systems operating margins of 17.8 percent for the three months ended March 31, 2005 were slightly lower than last year’s 18.3 percent due to higher incentive compensation costs.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table represents Commercial Systems’ sales by product category:

	Three Months Ended March 31
(dollars in millions)	2005	2004
Air transport aviation electronics	$222	$200
Business and regional aviation electronics	181	142

Total	$403	$342

Percent increase	18%

Air transport aviation electronics sales increased $22 million, or 11 percent, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This sales growth is primarily attributed to higher retrofit and service and support activity coupled with increased sales to airlines and original equipment manufacturers (OEMs) in support of higher air transport OEM aircraft production rates.

Business and regional aviation electronics sales increased $39 million, or 27 percent, for the three months ended March 31, 2005 compared to the same period in the prior year. This sales growth is attributed to significantly higher business jet OEM sales and aftermarket revenues, particularly related to retrofit and modification program activities, which more than offset the impact of lower sales to regional jet OEMs.

The following table represents Commercial Systems’ sales based on the type of product or service:

	Three Months Ended March 31
(in millions)	2005	2004
Aftermarket	$218	$180
Original equipment	185	162

Total	$403	$342

Aftermarket sales increased $38 million, or 21 percent, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 as a result of stronger demand for avionics retrofit applications, aircraft modification programs, and increased service and support activity. Original equipment sales increased $23 million, or 14 percent, for the three months ended March 31, 2005 compared to the same period in the prior year as higher sales to business jet and air transport OEMs were partially offset by the impact of lower sales to regional jet OEMs.

Commercial Systems’ Segment Operating Earnings

	Three Months Ended March 31
(dollars in millions)	2005	2004
Segment operating earnings	$73	$46
Percent of sales	18.1%	13.5%

Commercial Systems’ operating earnings increased $27 million, or 59 percent, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. These significant increases were due primarily to the combination of increased sales volume, including higher margin aftermarket revenues, and the continuing impact of cost containment and operational efficiency initiatives which more than offset higher research and development expenditures and incentive compensation costs.

Six Months Ended March 31, 2005 and 2004

Sales

	Six Months Ended March 31
(dollars in millions)	2005	2004
Total Sales	$1,592	$1,347
Percent increase	18%

Total sales for the six months ended March 31, 2005 increased 18 percent to $1,592 million compared to the six months ended March 31, 2004. Rockwell Collins Simulation and Training Solutions, acquired on December 1, 2003, provided $21 million of incremental sales or about 1 percentage point of the total sales growth. The remainder of the sales increase resulted from 18 percent organic revenue growth in our Commercial Systems business and 16 percent organic revenue growth in our Government Systems business. See the following operating segment sections for further discussion of sales for the six months ended March 31, 2005 and 2004.

Net Income and Diluted Earnings Per Share

	Six Months Ended March 31
(dollars in millions, except per share amounts)	2005	2004
Net Income	$185	$139
Net income as a percent of sales	11.6%	10.3%
Diluted Earnings Per Share	$1.02	$0.77

Net income for the six months ended March 31, 2005 increased 33 percent to $185 million, or 11.6 percent of sales, from net income of $139 million, or 10.3 percent of sales, for the six months ended March 31, 2004. Diluted earnings per share for the six months ended March 31, 2005 was $1.02 compared to 77 cents for the six months ended March 31, 2004. The increase in net income and diluted earnings per share for the six months ended March 31, 2005 compared to the same period last year was primarily the result of a combination of increased sales volume, including higher margin aftermarket revenues, and the continuing impact of cost containment and operational efficiency initiatives which more than offset higher research and development expenditures.

Government Systems Financial Results

Government Systems’ Sales

	Six Months Ended March 31
(dollars in millions)	2005	2004
Defense electronics	$553	$431
Defense communications	263	257

Total	$816	$688

Percent increase	19%

Defense electronics sales increased $122 million, or 28 percent, for the six months ended March 31, 2005 compared to the six months ended March 31, 2004. Incremental sales of Rockwell Collins Simulation and Training Solutions, acquired on December 1, 2003, for the six months ended March 31, 2005, provided $21 million, or 5 percentage points of this sales growth. Defense electronics organic sales increased $101 million, or 23 percent, in the six months ended March 31, 2005 compared to the same period a year ago. This sales growth is due primarily to higher revenues from the following:

•	Electronics systems upgrades for fixed-wing aircraft and U.S Army, Navy and Special Operations Forces helicopter programs

•	Global Positioning System equipment deliveries

•	U. S. Army helicopter simulator programs

Defense communications sales increased $6 million, or 2 percent, for the six months ended March 31, 2005 compared to the six months ended March 31, 2004. This sales growth is attributable to development contract revenues related to the Joint Tactical Radio System development programs and higher sales of ARC-210 radios, partially offset by lower revenues related to other legacy communications programs.

Government Systems’ Segment Operating Earnings

	Six Months Ended March 31
(dollars in millions)	2005	2004
Segment operating earnings	$146	$132
Percent of sales	17.9%	19.2%

Government Systems’ operating earnings increased $14 million, or 11 percent, for the six months ended March 31, 2005, compared to the same period a year ago primarily due to increased sales volume. As expected, Government Systems’ operating earnings as a percent of sales for the six months ended March 31, 2005 decreased to 17.9 percent compared with 19.2 percent for the same period a year ago. The prior year operating margin for the six months ended March 31, 2004 benefited from favorable performance on various production programs, the absence of a full six months of lower margin Rockwell Collins Simulation and Training Solutions revenues and lower incentive compensation costs.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table represents Commercial Systems’ sales by product category:

	Six Months Ended March 31
(dollars in millions)	2005	2004
Air transport aviation electronics	$424	$384
Business and regional aviation electronics	352	275

Total	$776	$659

Percent increase	18%

Air transport aviation electronics sales increased $40 million, or 10 percent, for the six months ended March 31, 2005 compared to the six months ended March 31, 2004. This sales growth is primarily attributed to increased aftermarket revenues and higher avionics sales to air transport OEMs, partially offset by lower in-flight entertainment original equipment sales.

Business and regional aviation electronics sales increased $77 million, or 28 percent, for the six months ended March 31, 2005 compared to the same period in the prior year. This sales growth is attributed to higher aftermarket revenues, particularly related to retrofit and modification program activities, and higher sales to business jet OEMs, partially offset by the impact of lower sales to regional jet OEMs.

The following table represents Commercial Systems’ sales based on the type of product or service:

	Six Months Ended March 31
(in millions)	2005	2004
Aftermarket	$436	$338
Original equipment	340	321

Total	$776	$659

Aftermarket sales increased $98 million, or 29 percent, for the six months ended March 31, 2005 compared to the six months ended March 31, 2004 as a result of stronger demand for avionics retrofit applications, aircraft modification programs, and increased service and support activity. Original equipment sales increased $19 million, or 6 percent, for the six months ended March 31, 2005 compared to the same period in the prior year as higher sales to business jet and air transport OEMs were partially offset by the impact of lower sales to regional jet OEMs and an anticipated shift of in-flight entertainment revenues from original equipment line-fit to aftermarket retrofit installations.

Commercial Systems’ Segment Operating Earnings

	Six Months Ended March 31
(dollars in millions)	2005	2004
Segment operating earnings	$145	$88
Percent of sales	18.7%	13.4%

Commercial Systems’ operating earnings increased $57 million, or 65 percent, to $145 million, or 18.7 percent of sales, compared to $88 million, or 13.4 percent of sales, for the six months ended March 31, 2004. These significant increases were due primarily to the combination of increased sales volume, including higher margin aftermarket revenues, and the continuing impact of cost containment and operational efficiency initiatives which more than offset higher research and development expenditures.

Retirement Benefits

Net expense for pension benefits and other retirement benefits are as follows (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Pension benefits	$7	$8	$15	$16
Other retirement benefits	1	5	1	10

Net benefit expense	$8	$13	$16	$26

Pension Benefits

Pension expense for the three months ended March 31, 2005 and 2004 was $7 million and $8 million, respectively, and $15 million and $16 million for the six months ended March 31, 2005 and 2004, respectively. Pension expense for the full year 2005 is expected to be $31 million (including pension expense from the acquisition of TELDIX) compared to $31 million for the full year 2004.

Other Retirement Benefits

Other Retirement Benefits expense for the three months ended March 31, 2005 and 2004 was $1 million and $5 million, respectively, and $1 million and $10 million for the six months ended March 31, 2005 and 2004, respectively. Other Retirement Benefits expense for the full year 2005 is expected to be $1 million compared to the full year 2004 expense of $19 million. The decrease in 2005 is primarily attributable to the plan amendment in 2004 to discontinue post-65 prescription drug coverage effective January 1, 2008. This plan amendment was in response to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Income Taxes

At the end of each interim reporting period we make an estimate of the effective tax rate, which includes tax items that are discrete to a specific quarter. Tax items discrete to a specific quarter are included in the effective tax rate for that quarter and are not pro-rated for the full year. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended March 31, 2005 and 2004, the effective income tax rate was 29.0 percent and 30.0 percent, respectively. During the six months ended March 31, 2005 and 2004, the effective income tax rate was 29.4 percent and 30.0 percent, respectively. For the full year, the Company anticipates the effective income tax rate will be 30 percent. The difference between our effective tax rate and the statutory tax rate of 35% is primarily the result of the tax benefits derived from the Research and Development (“R&D”) Tax Credit, which provides a tax benefit on certain incremental R&D expenditures, and the Extraterritorial Income Exclusion (“ETI”), which provides a tax benefit on export sales.

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

Outlook

A summary of our 2005 anticipated results is as follows:

•	Total sales in the range of $3.35 billion to $3.4 billion.

•	Diluted earnings per share in the range of $2.05 to $2.15.

•	Government Systems’ sales growth in the range of 15 percent to 17 percent from 2004 sales (including the acquisition of TELDIX), with operating margins of approximately 18 percent.

•	Commercial Systems’ sales growth in the range of 13 percent to 15 percent from 2004 sales, with operating margins of approximately 18 percent.

•	Cash provided by operating activities in the range of $450 million to $500 million.

•	Capital expenditures of approximately $115 million.

•	Total company and customer-funded research and development expenditures of approximately $600 million or about 18 percent of total sales.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities

	Six Months Ended March 31
(in millions)	2005	2004
Cash provided by operating activities	$200	$34

The increase in operating cash flow during the six months ended March 31, 2005 compared to the same period last year was principally due to the absence of a voluntary pension contribution of $125 million made in the six months ended March 31, 2004. In addition, incremental cash flow on earnings from higher sales contributed to the increase in operating cash flow for the six months ended March 31, 2005.

Investing Activities

	Six Months Ended March 31
(in millions)	2005	2004
Cash used for investing activities	$(65)	$(168)

The decrease in cash used for investing activities was primarily due to $126 million of net cash paid for the Rockwell Collins Simulation and Training Solutions acquisition in December 2003, partially offset by $18 million of net cash paid for the TELDIX acquisition completed in March 2005. Capital expenditures increased to $42 million in the six months ended March 31, 2005 from $32 million for the same period last year. We expect capital expenditures for the full year 2005 to be approximately $115 million compared to full year 2004 capital expenditures of $94 million. Demand for new test equipment to support new programs is the primary driver of increased capital expenditures.

Financing Activities

	Six Months Ended March 31
(in millions)	2005	2004
Cash (used for) provided by financing activities	$(78)	$139

The decrease in cash provided by financing activities is primarily due to the Company incurring no borrowings during the six months ended March 31, 2005. During the six months ended March 31, 2004, $198 million in proceeds from long-term debt was used primarily to fund our pension plan and our acquisition of Rockwell Collins Simulation and Training Solutions . For the six months ended March 31, 2005 we repurchased 2.4 million shares of common stock at a cost of $106 million compared to 2.5 million shares at a cost of $73 million for the same period last year. We paid cash dividends of $43 million and $32 million during the six months ended March 31, 2005 and 2004, respectively. The increase in cash dividends was the result of an increase in the quarterly cash dividend from 9 cents to 12 cents per share beginning with the dividend paid September 7, 2004. For the six months ended March 31, 2005, we received $71 million from the exercise of stock options compared to $22 million for the same period last year.

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

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. There were no commercial paper borrowings outstanding at March 31, 2005.

Our Revolving Credit Facilities consist of a five-year $500 million portion which expires in May 2006 and a 364-day $350 million portion which expires in May 2005. We are in the process of renewing our Revolving Credit Facilities. The Revolving Credit Facilities exist primarily to support our commercial paper program, but are available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facilities requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. Our debt to total capitalization ratio at March 31, 2005 was 13 percent. At our election, the 364-day portion of the Revolving Credit Facilities can be converted to a one-year term loan. The Revolving Credit Facilities do not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. In addition, short-term credit facilities available to foreign subsidiaries amounted to $46 million as of March 31, 2005 of which $14 million was utilized to support commitments in the form of commercial letters of credit. There were no significant commitment fees or compensating balance requirements under these facilities.

In addition to our credit facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the Notes) under the shelf registration statement. The Notes contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. At March 31, 2005, $550 million of the shelf registration was available for future use.

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

CRITICAL ACCOUNTING POLICIES

Preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments, and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of the Company’s financial statements are described in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. Actual results in these areas could differ from management’s estimates. There have been no changes in the Company’s critical accounting policies during the six months ended March 31, 2005.

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

At March 31, 2005, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $199 million and fair value of $195 million. We converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 7.5 basis points by executing “receive fixed, pay variable” interest rate swap contracts. A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term debt, exclusive of the effects of the interest rate swap contracts, by $11 million and $2 million, respectively. The $100 million notional value of interest rate swap contracts had a carrying and fair value of $1 million at March 31, 2005. A hypothetical 10 percent increase or decrease in average market interest rates would increase or decrease the fair value of our interest rate swap contracts by $4 million and $3 million, respectively. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our results of operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10 and 16 of the condensed consolidated financial statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is our policy not to enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $106 million and $96 million at March 31, 2005 and September 30, 2004, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European Euro, British Pound Sterling, and Japanese Yen. The duration of foreign currency contracts is generally 12 months or less. The net fair value of these foreign currency contracts at March 31, 2005 and September 30, 2004 were net liabilities of $1 million and $3 million, respectively. If the US Dollar increased or decreased in value against all currencies by a hypothetical 10 percent, the effect on the fair value of the foreign currency contracts, our results of operations, cash flows, or financial condition would not be significant at March 31, 2005.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of March 31, 2005, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of March 31, 2005 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2005 through January 31, 2005	—	—	—	$137.7 million
February 1, 2005 through February 28, 2005	570,000	$44.92	570,000	$112.1 million
March 1, 2005 through March 31, 2005	1,135,000	$47.49	1,135,000	$58.2 million
Total	1,705,000	$46.63	1,705,000	$58.2 million

[1]	On April 15, 2005, our Board approved $400 million of share repurchases. This authorization has no stated expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareowners of the Company was held on February 15, 2005 and the number of voting shares outstanding as of the record date was 177,881,112.

(b)	At the meeting, the shareowners voted to elect three directors of the Company. Each nominee for director was elected to a term expiring in 2008 by a vote of the shareowners as follows:

	Affirmative Votes	Votes Withheld
Michael P.C. Carns	150,512,757	4,678,565
Chris A. Davis	151,752,376	3,438,946
Joseph F. Toot, Jr.	151,098,191	4,093,131

In addition to the directors elected above, the Company’s Board of Directors also include the following continuing directors with terms expiring in 2006 or 2007: Donald R. Beall, Anthony J. Carbone, Richard J. Ferris, Clayton M. Jones, and Cheryl L. Shavers.

(c)	At the meeting, the shareowners also voted on a proposal to approve the selection by the Audit Committee of the Board of Directors of the firm Deloitte & Touche LLP as auditors of the Company. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	150,446,172
Negative votes	2,815,695
Abstentions	1,743,805

Item 6. Exhibits

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges for the six months ended March 31, 2005.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: April 27, 2005	By	/s/ D. H. Brehm
D. H. Brehm
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: April 27, 2005	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary