Form 10-Q
period 2005-06-30
ROCKWELL COLLINS INC
filed 2005-07-28
CIK 1137411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005.

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

176,680,971 shares of registrant’s Common Stock, par value $.01 per share, were outstanding on July 22, 2005.

ROCKWELL COLLINS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Unaudited)

(in millions, except per share amounts)

	June 30, 2005	September 30, 2004
ASSETS
Current Assets:
Cash	$220	$196
Receivables	676	616
Inventories	690	650
Current deferred income taxes	162	165
Income taxes receivable	5	10
Other current assets	34	26

Total current assets	1,787	1,663

Property	445	418
Intangible Assets	134	131
Goodwill	459	419
Other Assets	201	243

TOTAL ASSETS	$3,026	$2,874

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Accounts payable	$251	$240
Compensation and benefits	261	235
Income taxes payable	5	18
Product warranty costs	170	154
Other current liabilities	378	317

Total current liabilities	1,065	964

Long-Term Debt	202	201
Retirement Benefits	446	521
Other Liabilities	54	55

Shareowners’ Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,259	1,228
Retained earnings	667	492
Accumulated other comprehensive loss	(397)	(397)
Common stock in treasury, at cost (shares held: June 30, 2005, 6.8; September 30, 2004, 6.8)	(272)	(192)

Total shareowners’ equity	1,259	1,133

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$3,026	$2,874

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Sales:
Product sales	$792	$666	$2,204	$1,858
Service sales	98	78	278	233

Total sales	890	744	2,482	2,091

Costs, expenses and other:
Product cost of sales	574	492	1,595	1,362
Service cost of sales	67	55	191	166
Selling, general and administrative expenses	107	88	291	255
Interest expense	3	2	8	6
Other income, net	(5)	(1)	(9)	(5)

Total costs, expenses and other	746	636	2,076	1,784

Income before income taxes	144	108	406	307

Income tax provision	43	32	120	92

Net income	$101	$76	$286	$215

Earnings per share:
Basic	$0.57	$0.43	$1.61	$1.21
Diluted	$0.56	$0.42	$1.58	$1.19

Weighted average common shares:
Basic	177.5	176.8	177.8	177.6
Diluted	180.7	179.3	181.1	179.9

Cash dividends per share	$0.12	$0.09	$0.36	$0.27

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended June 30
	2005	2004
Operating Activities:
Net income	$286	$215
Adjustments to arrive at cash provided by operating activities:
Depreciation	64	69
Amortization of intangible assets	14	12
Pension plan contributions	(105)	(130)
Compensation and benefits paid in common stock	58	48
Deferred income taxes	51	30
Tax benefit from the exercise of stock options	31	7
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(45)	(38)
Inventories	(13)	(68)
Accounts payable	15	(26)
Income taxes	(15)	34
Compensation and benefits	18	11
Other assets and liabilities	(14)	13

Cash Provided by Operating Activities	345	177

Investing Activities:
Acquisition of businesses, net of cash acquired	(18)	(126)
Property additions	(67)	(50)
Proceeds from the disposition of property	2	1
Acquisition of intangible assets	(7)	(11)

Cash Used for Investing Activities	(90)	(186)

Financing Activities:
Net proceeds from issuance of long-term debt	—	198
Net decrease in short-term borrowings	—	(42)
Purchases of treasury stock	(250)	(134)
Cash dividends	(64)	(48)
Proceeds from exercise of stock options	86	30

Cash (Used for) Provided by Financing Activities	(228)	4

Effect of exchange rate changes on cash	(3)	(4)

Net Change in Cash	24	(9)
Cash at Beginning of Period	196	66

Cash at End of Period	$220	$57

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

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

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires, among other things, retrospective application to prior periods’ financial statements of a voluntary change in accounting principle. Previously, voluntary changes in accounting principle were accounted for by including a one-time cumulative effect in the period of change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning in 2007.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award beginning in 2006. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS 123R may be adopted using a modified prospective method or a modified retrospective method. The Company is currently evaluating the adoption alternatives and expects to complete its evaluation during the first quarter of fiscal 2006.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The American Jobs Creation Act of 2004 (the “Act”) provides for a special one-time deduction of 85 percent of certain foreign earnings repatriated into the U.S. from non-U.S. subsidiaries through September 30, 2006. The Internal Revenue Service (IRS) has provided certain guidance related to the Act and is expected to provide additional guidance in the near future. The Company is currently evaluating the merits of repatriating funds under the Act. The range of reasonably possible amounts of unremitted earnings that are being considered for repatriation is between zero and $20 million, which would require the Company to pay income taxes in the range of zero to $2 million. To date, the Company has not provided for income taxes on unremitted earnings generated by non-U.S. subsidiaries given the Company’s intent to permanently invest these earnings abroad. As a result, additional taxes may be required to be recorded for any funds repatriated under the Act. The Company expects to complete its evaluation of the repatriation provision of the Act by June 30, 2006.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Acquisitions

On March 31, 2005, the Company acquired the stock of TELDIX GmbH (TELDIX), a leading provider of military aviation electronics products and services, based in Heidelberg, Germany. TELDIX supplies a broad portfolio of complex military aircraft computer products, advanced mechanical space mechanisms and related support services to major prime contractors throughout Europe. The purchase price, net of cash acquired, was $18 million and is subject to post-closing adjustments. In addition, the Company assumed, among other things, an estimated $35 million of unfunded pension obligations. Based on a preliminary purchase price allocation, $40 million has been allocated to goodwill and $15 million to intangible assets with finite lives. The weighted average useful life of the intangible assets with finite lives is expected to be approximately 10 years. Goodwill is included within the assets of the Government Systems segment and is not deductible for tax purposes. Pro forma financial information is not presented as the effect of the acquisition is not material to the Company’s results of operations.

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

In December 2003, the Company acquired NLX Holding Corporation (NLX), a provider of integrated training and simulation systems. This business is now called Rockwell Collins Simulation and Training Solutions and it provides simulators ranging from full motion full flight simulators to desktop simulators, training, upgrades, modifications, and engineering and technical services primarily to branches of the United States military. The acquisition of Rockwell Collins Simulation and Training Solutions extends the Company’s capabilities in the areas of training and simulation and enables the Company to provide a more complete service offering to its customers. The purchase price, net of cash acquired, was $126 million, of which $102 million was allocated to goodwill and $17 million was allocated to intangible assets with finite lives. The weighted average useful life of the intangible assets with finite lives was approximately 5 years. Goodwill is included within the assets of the Government Systems segment. Approximately 20 percent of the goodwill resulting from this acquisition is tax deductible. The excess purchase price over net assets acquired reflects the Company’s view that there are significant opportunities to expand its market share in the areas of simulation and training.

4.	Receivables

Receivables are summarized as follows (in millions):

	June 30, 2005	September 30, 2004
Billed	$540	$493
Unbilled	208	202
Less progress payments	(61)	(63)

Total	687	632
Less allowance for doubtful accounts	(11)	(16)

Receivables	$676	$616

As of June 30, 2005 and September 30, 2004, the portion of receivables outstanding that are not expected to be collected within the next twelve months is not significant.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Inventories

Inventories are summarized as follows (in millions):

	June 30, 2005	September 30, 2004
Finished goods	$160	$141
Work in process	313	243
Raw materials, parts, and supplies	320	322

Total	793	706
Less progress payments	(103)	(56)

Inventories	$690	$650

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to life-time buy inventory, which is inventory that is typically no longer being produced by the Company’s vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product. Life-time buy inventory was $102 million and $98 million at June 30, 2005 and September 30, 2004, respectively.

6.	Property

Property is summarized as follows (in millions):

	June 30, 2005	September 30, 2004
Land	$28	$25
Buildings and improvements	249	232
Machinery and equipment	611	603
Information systems software and hardware	232	230
Construction in progress	51	39

Total	1,171	1,129
Less accumulated depreciation	(726)	(711)

Property	$445	$418

Depreciable lives are reviewed by the Company periodically with any changes recorded on a prospective basis. Effective the first quarter of 2005, the Company changed its useful lives for certain classes of depreciable property. The range of estimated useful lives for machinery and equipment was changed from 8 - 10 years to 6 - 12 years. As a result of the change, depreciation expense decreased $2 million and $7 million for the three and nine months ended June 30, 2005 compared to the three and nine months ended June 30, 2004, respectively.

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended June 30, 2005 are summarized as follows (in millions):

	Commercial Systems	Government Systems	Total
Balance at September 30, 2004	$182	$237	$419
TELDIX acquisition	—	40	40

Balance at June 30, 2005	$182	$277	$459

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company’s 2005 impairment tests yielded no impairments.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible assets are summarized as follows (in millions):

	June 30, 2005			September 30, 2004
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$122	$43	$79	$116	$35	$81
License agreements	21	5	16	21	4	17
Customer relationships	23	6	17	12	3	9
Trademarks and tradenames	10	5	5	10	3	7
Intangible assets with indefinite lives:
Trademarks and tradenames	18	1	17	18	1	17

Intangible assets	$194	$60	$134	$177	$46	$131

Amortization expense for intangible assets for the three and nine months ended June 30, 2005 was $5 million and $14 million, respectively, compared to $3 million and $12 million for the three and nine months ended June 30, 2004, respectively. Annual amortization expense for intangible assets for 2005, 2006, 2007, 2008, and 2009 is expected to be $19 million, $21 million, $21 million, $19 million, and $16 million, respectively.

8.	Other Assets

Other assets are summarized as follows (in millions):

	June 30, 2005	September 30, 2004
Long-term deferred income taxes	$47	$95
Investments in equity affiliates	72	68
Exchange and rental assets, net of accumulated depreciation of $88 at June 30, 2005 and $79 at September 30, 2004	38	41
Other	44	39

Other assets	$201	$243

Investments in equity affiliates consist of investments in three joint ventures, each of which is 50 percent owned by the Company and accounted for under the equity method. The Company’s joint ventures consist of Rockwell Scientific, LLC (RSC), Vision Systems International, LLC, and Data Link Solutions, LLC.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $21 million and $80 million for the three and nine months ended June 30, 2005, respectively, compared to $30 million and $85 million for the three and nine months ended June 30, 2004, respectively. The deferred portion of profit generated from sales to equity affiliates was not significant as of June 30, 2005 and 2004.

The Company shares equally with Rockwell Automation, Inc. (Rockwell Automation) in providing a $6 million line-of-credit to RSC, which bears interest at the greater of the Company’s or Rockwell Automation’s commercial paper borrowing rate. At June 30, 2005, no borrowings were due from RSC under this line-of-credit.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30, 2005	September 30, 2004
Advance payments from customers	$155	$128
Customer incentives	112	105
Contract reserves	40	39
Dividends payable	21	—
Other	50	45

Other current liabilities	$378	$317

10.	Debt

Revolving Credit Facility

On May 24, 2005, the Company entered into an $850 million five-year unsecured revolving credit facility with various banks. This agreement replaces a five-year $500 million revolving credit agreement which would have expired in May 2006 and a 364-day $350 million revolving credit agreement which expired in May 2005. This credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio was 14 percent as of June 30, 2005. The credit facility also contains covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid.

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

Long-term debt and a reconciliation to the carrying amount is summarized as follows (in millions):

	June 30, 2005	September 30, 2004
Principal amount of Notes due December 1, 2013	$200	$200
Fair value adjustment (Note 16)	2	1

Long-term debt	$202	$201

Interest paid on debt for the nine months ended June 30, 2005 and 2004 was $9 million and $7 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Retirement Benefits

Pension Benefits

The components of expense for pension benefits for the three and nine months ended June 30, 2005 and 2004 are as follows (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Service cost	$9	$10	$27	$30
Interest cost	36	34	106	102
Expected return on plan assets	(45)	(44)	(133)	(132)
Amortization:
Prior service cost	(3)	(4)	(11)	(12)
Net actuarial loss	11	12	34	36

Net benefit expense	$8	$8	$23	$24

During the nine months ended June 30, 2005, the Company made a discretionary contribution of $100 million to its US qualified pension plan and $5 million of contributions to its non-qualified pension plans. The Company is not required to make any additional contributions to its US qualified plan in 2005 pursuant to governmental regulations. The Company has no plans to make additional discretionary contributions to its US qualified plan this fiscal year. Contributions to the Company’s unfunded, non-qualified pension plans are expected to approximate $7 million in 2005.

Other Retirement Benefits

The components of expense for other retirement benefits for the three and nine months ended June 30, 2005 and 2004 are as follows (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Service cost	$1	$1	$3	$3
Interest cost	4	6	13	18
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization:
Prior service cost	(9)	(7)	(29)	(21)
Net actuarial loss	5	5	15	15

Net benefit expense	$—	$4	$1	$14

12.	Stock-Based Compensation

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

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Net income, as reported	$101	$76	$286	$215
Stock-based employee compensation expense included in reported net income	—	—	—	—
Stock-based employee compensation expense determined under the fair value based method, net of tax	(3)	(3)	(11)	(11)

Pro forma net income	$98	$73	$275	$204

Earnings per share:
Basic – as reported	$0.57	$0.43	$1.61	$1.21
Basic – pro forma	$0.55	$0.41	$1.55	$1.15

Diluted – as reported	$0.56	$0.42	$1.58	$1.19
Diluted – pro forma	$0.54	$0.40	$1.52	$1.13

The following table summarizes the options issued by the Company:

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Options issued	10,600	6,100	1,334,850	1,983,150
Weighted average exercise price	$46.75	$30.10	$36.88	$28.24
Weighted average fair value	$12.94	$10.77	$10.06	$9.55

The fair value of each option granted by the Company was estimated using the following weighted average assumptions:

	2005 Grants	2004 Grants
Risk-free interest rate	3.55%	3.37%
Expected dividend yield	1.50%	1.51%
Expected volatility	0.30	0.40
Expected life	5 years	5 years

Employee Benefits Paid in Company Stock

During the nine months ended June 30, 2005 and 2004, 1.6 million and 1.9 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $58 million and $48 million for the respective periods.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Net income	$101	$76	$286	$215
Unrealized foreign currency translation adjustment	(5)	(1)	—	5
Foreign currency cash flow hedge adjustment	(1)	—	—	—

Comprehensive income	$95	$75	$286	$220

14.	Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Earnings from equity affiliates	$4	$2	$7	$5
Interest income	1	1	3	2
Contract dispute settlement (A)	—	7	—	7
Insurance settlements	—	—	—	5
Loss on equity investment (B)	—	(7)	—	(7)
Royalty income	1	1	2	3
Other, net	(1)	(3)	(3)	(10)

Other income, net	$5	$1	$9	$5

(A)	The contract dispute settlement gain relates to the resolution of a legal matter from a divested business.
(B)	The loss on equity investment relates to the Company’s investment in Tenzing Communications, Inc., a developer of passenger connectivity solutions for commercial aircraft.

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the effective income tax rate expected to be applicable for the full year, which includes tax items that are discrete to a specific quarter. Tax items discrete to a specific quarter are included in the effective tax rate for that quarter and are not pro-rated for the full year. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended June 30, 2005 and 2004, the effective income tax rate was 29.9 percent and 29.6 percent, respectively. During the nine months ended June 30, 2005 and 2004, the effective income tax rate was 29.6 percent and 30.0 percent, respectively. For the full year 2005, the Company anticipates the effective income tax rate will be about 30 percent, excluding any impact from the completion of the IRS tax return audits for fiscal years 2003 and 2002, which is expected to occur in the fourth quarter of fiscal year 2005. The Company paid income taxes, net of refunds, of $49 million and $17 million for the nine months ended June 30, 2005 and 2004, respectively.

During the quarter ended June 30, 2005, the IRS completed its audit of the Company’s tax return for the three month short period ended September 30, 2001. The completion of this IRS audit did not have a material effect on the Company’s results of operations, financial condition, or cash flows.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	Asset (Liability)
	June 30, 2005		September 30, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$220	$220	$196	$196
Long-term debt	(202)	(202)	(201)	(200)
Interest rate swaps	2	2	1	1
Foreign currency forward exchange contracts	(4)	(4)	(3)	(3)

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

Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At June 30, 2005 and September 30, 2004, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $207 million and $96 million, respectively. These notional values consist primarily of contracts for the Euro, Pound Sterling and Yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. As of June 30, 2005 and September 30, 2004, the foreign currency forward exchange contracts are recorded at their fair values based on quoted market prices for contracts with similar maturities in Other Current Assets in the amounts of $3 million and $2 million, respectively, and Other Current Liabilities in the amounts of $7 million and $5 million, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the carrying amount of accrued product warranty costs for the nine months ended June 30, 2005 and 2004 are summarized as follows (in millions):

	Nine Months Ended June 30
	2005	2004
Balance at beginning of period	$154	$144
Warranty costs incurred	(40)	(42)
Product warranty accrual	49	49
Acquisition of TELDIX	2	—
Pre-existing warranty adjustments	5	—

Balance at June 30	$170	$151

Lease guarantee

The Company guarantees fifty percent of a lease obligation for a RSC facility. The Company’s portion of the guarantee totals $3 million and expires ratably through December 2011. Should RSC fail to meet its lease obligations, this guarantee may become a liability of the Company. This guarantee is not reflected as a liability on the Company’s Statement of Financial Position.

Letters of credit

The Company has contingent commitments in the form of commercial letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at June 30, 2005 were $95 million. These commitments are not reflected as liabilities on the Company’s Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. The Company is currently involved in the investigation or remediation of ten sites under these regulations or pursuant to lawsuits asserted by third parties. Certain of these sites relate to properties purchased in connection with the Company’s acquisition of Kaiser Aerospace & Electronics Corporation (Kaiser). Rockwell Collins has certain rights to indemnification from escrow funds set aside at the time of acquisition that management believes are sufficient to address the Company’s potential liability related to the Kaiser related environmental matters. As of June 30, 2005, management estimates that the total reasonably possible future costs the Company could incur from these matters to be approximately $14 million. The Company has recorded environmental reserves for these matters of $5 million as of June 30, 2005, which represents management’s best estimate of the probable future cost for these matters.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

20.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Sales:
Government Systems	$462	$388	$1,278	$1,076
Commercial Systems	428	356	1,204	1,015

Total sales	$890	$744	$2,482	$2,091

Segment operating earnings:
Government Systems	$82	$69	$228	$201
Commercial Systems	79	53	224	141

Total segment operating earnings	161	122	452	342

Interest expense	(3)	(2)	(8)	(6)
Earnings from corporate-level equity affiliate	2	—	2	1
General corporate, net	(16)	(12)	(40)	(30)

Income before income taxes	144	108	406	307
Income tax provision	(43)	(32)	(120)	(92)

Net income	$101	$76	$286	$215

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

The following table summarizes sales by product category for the three and nine months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Defense electronics	$316	$238	$869	$669
Defense communications	146	150	409	407
Air transport aviation electronics	241	198	665	582
Business and regional aviation electronics	187	158	539	433

Total	$890	$744	$2,482	$2,091

Product line disclosures for defense-related products are delineated based upon their underlying technologies while the air transport and business and regional aviation electronics product lines are delineated based upon the difference in underlying customer base, size of aircraft, and markets served.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and nine months ended June 30, 2005 and 2004 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended June 30, 2005 and 2004

Sales

(dollars in millions)	Three Months Ended June 30
	2005	2004
Total Sales	$890	$744
Percent increase	20%

Total sales for the three months ended June 30, 2005 increased 20 percent to $890 million compared to the three months ended June 30, 2004. TELDIX GmbH (TELDIX), acquired on March 31, 2005, contributed $22 million or 3 percentage points of the revenue growth. Commercial Systems sales increased 20 percent compared to the same period last year due primarily to higher production rates for new air transport and business aircraft and increased demand for service and support activity. Government Systems sales increased 19 percent compared to the same period in the prior year due primarily to higher sales from programs focused on military modernization and the incremental TELDIX sales. See the following operating segment sections for further discussion of sales for the three months ended June 30, 2005 and 2004.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)	Three Months Ended June 30
	2005	2004
Net Income	$101	$76
Net income as a percent of sales	11.3%	10.2%
Diluted Earnings Per Share	$0.56	$0.42

Net income for the three months ended June 30, 2005 increased 33 percent to $101 million, or 11.3 percent of sales, from net income of $76 million, or 10.2 percent of sales, for the three months ended June 30, 2004. Diluted earnings per share for the three months ended June 30, 2005 was 56 cents compared to 42 cents for the three months ended June 30, 2004. The increase in net income and diluted earnings per share for the three months ended June 30, 2005 compared to the same period last year was primarily the result of a combination of increased sales volume, cost containment and operational efficiency initiatives which more than offset higher research and development and employee incentive compensation costs.

Government Systems Financial Results

Government Systems’ Sales

The following table presents Government Systems’ sales by product category:

(dollars in millions)	Three Months Ended June 30
	2005	2004
Defense electronics	$316	$238
Defense communications	146	150

Total	$462	$388

Percent increase	19%

Defense electronics sales increased $78 million, or 33 percent, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Incremental sales from TELDIX, acquired on March 31, 2005, provided 9 percentage points of this sales growth. Defense electronics organic sales increased $56 million, or 24 percent, for the three months ended June 30, 2005 compared to the same period a year ago. This sales growth is due primarily to higher revenues from the following:

•	Global positioning system equipment deliveries

•	Electronics systems upgrades for fixed-wing aircraft and U.S. Army, Navy and Special Operations Forces helicopter programs

•	U. S. Army helicopter simulator programs

Defense communications sales decreased $4 million, or 3 percent for the three months ended June 30, 2005 compared to the same period last year as increased ARC-210 radio, advanced data link and electronic warfare sales were more than offset by lower revenues primarily related to the completion of certain data link projects, including the Swedish RA-90 program.

Government Systems’ Segment Operating Earnings

(dollars in millions)	Three Months Ended June 30
	2005	2004
Segment operating earnings	$82	$69
Percent of sales	17.7%	17.8%

Government Systems’ operating earnings increased $13 million, or 19 percent, for the three months ended June 30, 2005 compared to the same period a year ago primarily due to increased sales volume. Government Systems operating margins of 17.7 percent for the three months ended June 30, 2005 were in line with last year’s 17.8 percent as the impact of increased higher margin production program revenues were offset by lower margin TELDIX revenues and higher employee incentive compensation costs.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table presents Commercial Systems’ sales by product category:

(dollars in millions)	Three Months Ended June 30
	2005	2004
Air transport aviation electronics	$241	$198
Business and regional aviation electronics	187	158

Total	$428	$356

Percent increase	20%

Air transport aviation electronics sales increased $43 million, or 22 percent, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This sales growth is primarily attributed to significantly higher sales to airlines and air transport original equipment manufacturers (OEMs) in support of new aircraft production coupled with continued growth in demand for retrofit and service and support activity.

Business and regional aviation electronics sales increased $29 million, or 18 percent, for the three months ended June 30, 2005 compared to the same period in the prior year. This sales growth is attributed to significantly higher sales to business jet OEMs as well as higher aftermarket service and support revenues that more than outweighed the impact of slightly lower retrofit and regional jet OEM sales.

The following table presents Commercial Systems’ sales based on the type of product or service:

(in millions)	Three Months Ended June 30
	2005	2004
Aftermarket	$205	$186
Original equipment	223	170

Total	$428	$356

Aftermarket sales increased $19 million, or 10 percent, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 as a result of increased service and support activity and stronger demand for avionics retrofit applications. Original equipment sales increased $53 million, or 31 percent, for the three months ended June 30, 2005 compared to the same period in the prior year as significantly higher sales to air transport and business jet OEMs, as a result of higher aircraft production rates, favorable customer mix, and new product introductions, were partially offset by the impact of slightly lower sales to regional jet OEMs.

Commercial Systems’ Segment Operating Earnings

(dollars in millions)	Three Months Ended June 30
	2005	2004
Segment operating earnings	$79	$53
Percent of sales	18.5%	14.9%

Commercial Systems’ operating earnings increased $26 million, or 49 percent, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. These significant increases were due primarily to the combination of increased sales volume, cost containment and operational efficiency initiatives which more than offset higher research and development and employee incentive compensation costs.

Nine Months Ended June 30, 2005 and 2004

Sales

(dollars in millions)	Nine Months Ended June 30
	2005	2004
Total Sales	$2,482	$2,091
Percent increase	19%

Total sales for the nine months ended June 30, 2005 increased 19 percent to $2,482 million compared to the nine months ended June 30, 2004. TELDIX, acquired on March 31, 2005, provided $22 million of incremental sales, or about 1 percentage point of the total sales growth. Rockwell Collins Simulation and Training Solutions, acquired on December 1, 2003, provided $21 million of incremental sales, or about 1 percentage point of the total sales growth. The remainder of the sales increase resulted from 19 percent organic revenue growth in our Commercial Systems business and 15 percent organic revenue growth in our Government Systems business. See the following operating segment sections for further discussion of sales for the nine months ended June 30, 2005 and 2004.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)	Nine Months Ended June 30
	2005	2004
Net Income	$286	$215
Net income as a percent of sales	11.5%	10.3%
Diluted Earnings Per Share	$1.58	$1.19

Net income for the nine months ended June 30, 2005 increased 33 percent to $286 million, or 11.5 percent of sales, from net income of $215 million, or 10.3 percent of sales, for the nine months ended June 30, 2004. Diluted earnings per share for the nine months ended June 30, 2005 was $1.58 compared to $1.19 for the nine months ended June 30, 2004. The increase in net income and diluted earnings per share for the nine months ended June 30, 2005 compared to the same period last year was primarily the result of a combination of increased sales volume, including higher margin aftermarket revenues, cost containment and operational efficiency initiatives which more than offset higher research and development and employee incentive compensation costs.

Government Systems Financial Results

Government Systems’ Sales

The following table presents Government Systems’ sales by product category:

(dollars in millions)	Nine Months Ended June 30
	2005	2004
Defense electronics	$869	$669
Defense communications	409	407

Total	$1,278	$1,076

Percent increase	19%

Defense electronics sales increased $200 million, or 30 percent, for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. TELDIX, acquired on March 31, 2005, provided $22 million of incremental sales or about 3 percentage points of the total sales growth. Incremental sales of Rockwell Collins Simulation and Training Solutions, acquired on December 1, 2003, provided $21 million, or 3 percentage points of this sales growth. Defense electronics organic sales increased $157 million, or 24 percent, in the nine months ended June 30, 2005 compared to the same period a year ago. This sales growth is due primarily to higher revenues from the following:

•	Electronics systems upgrades for fixed-wing aircraft and U.S Army, Navy and Special Operations Forces helicopter programs

•	Global positioning system equipment deliveries

•	U. S. Army helicopter simulator programs

Defense communications sales increased $2 million for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. This sales growth is attributable to higher sales of ARC-210 radios, advanced data link equipment, electronic warfare equipment, and development contract revenues related to the Joint Tactical Radio System development programs, partially offset by lower revenues primarily related to the completion of certain data link projects, including the Swedish RA-90 program.

Government Systems’ Segment Operating Earnings

(dollars in millions)	Nine Months Ended June 30
	2005	2004
Segment operating earnings	$228	$201
Percent of sales	17.8%	18.7%

Government Systems’ operating earnings increased $27 million, or 13 percent, for the nine months ended June 30, 2005, compared to the same period a year ago primarily due to increased sales volume. As expected, Government Systems’ operating earnings as a percent of sales for the nine months ended June 30, 2005 decreased to 17.8 percent compared with 18.7 percent for the same period a year ago. The decrease in operating margins was due primarily to the impact of incremental lower margin sales from Rockwell Collins Simulation and Training Solutions and TELDIX.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table presents Commercial Systems’ sales by product category:

	Nine Months Ended June 30
(dollars in millions)	2005	2004
Air transport aviation electronics	$665	$582
Business and regional aviation electronics	539	433

Total	$1,204	$1,015

Percent increase	19%

Air transport aviation electronics sales increased $83 million, or 14 percent, for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. This increase is attributed to strong growth in demand for retrofit and service and support activity coupled with higher sales to airlines and air transport OEMs in support of higher new aircraft production rates.

Business and regional aviation electronics sales increased $106 million, or 24 percent, for the nine months ended June 30, 2005 compared to the same period in the prior year. This sales growth is attributed to significantly higher sales to business jet OEMs as well as higher aftermarket revenues that more than outweighed the impact of lower regional jet OEM sales.

The following table presents Commercial Systems’ sales based on the type of product or service:

	Nine Months Ended June 30
(in millions)	2005	2004
Aftermarket	$641	$524
Original equipment	563	491

Total	$1,204	$1,015

Aftermarket sales increased $117 million, or 22 percent, for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 as a result of increased service and support activity and stronger demand for avionics retrofit applications and aircraft modification programs. Original equipment sales increased $72 million, or 15 percent, for the nine months ended June 30, 2005 compared to the same period in the prior year as higher sales to business jet OEMs and air transport airlines and OEMs in support of higher new aircraft production rates were partially offset by the impact of lower sales to regional jet OEMs and an anticipated shift of in-flight entertainment revenues from original equipment line-fit to aftermarket retrofit installations.

Commercial Systems’ Segment Operating Earnings

	Nine Months Ended June 30
(dollars in millions)	2005	2004
Segment operating earnings	$224	$141
Percent of sales	18.6%	13.9%

Commercial Systems’ operating earnings increased $83 million, or 59 percent, to $224 million, or 18.6 percent of sales, compared to $141 million, or 13.9 percent of sales, for the nine months ended June 30, 2004. These significant increases were due primarily to the combination of increased sales volume, including higher margin aftermarket revenues, cost containment and operational efficiency initiatives which more than offset higher research and development and employee incentive compensation costs.

Retirement Benefits

Net expense for pension benefits and other retirement benefits are as follows (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Pension benefits	$8	$8	$23	$24
Other retirement benefits	—	4	1	14

Net benefit expense	$8	$12	$24	$38

Pension Benefits

Pension expense for the full year 2005 is expected to be $32 million (including pension expense from the acquisition of TELDIX) compared to $31 million for the full year 2004.

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

Income Taxes

At the end of each interim reporting period we make an estimate of the effective tax rate, which includes tax items that are discrete to a specific quarter. Tax items discrete to a specific quarter are included in the effective tax rate for that quarter and are not pro-rated for the full year. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended June 30, 2005 and 2004, the effective income tax rate was 29.9 percent and 29.6 percent, respectively. During the nine months ended June 30, 2005 and 2004, the effective income tax rate was 29.6 percent and 30.0 percent, respectively. For the full year, the Company anticipates the effective income tax rate will be about 30 percent, excluding any impact from the completion of the IRS tax return audits for fiscal years 2003 and 2002, which is expected to occur in the fourth quarter of fiscal year 2005. The difference between our effective tax rate and the statutory tax rate of 35% is primarily the result of the tax benefits derived from the Research and Development (“R&D”) Tax Credit, which provides a tax benefit on certain incremental R&D expenditures, and the Extraterritorial Income Exclusion (“ETI”), which provides a tax benefit on export sales.

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

The Act also provides for a lower tax rate on funds repatriated into the U.S. from non-U.S. subsidiaries through September 30, 2006. The Internal Revenue Service has provided certain guidance related to the Act and is expected to provide additional guidance in the near future. We are evaluating the merits of repatriating funds under this new law. The range of reasonably possible amounts of funds that are being considered for repatriation is between zero and $20 million, which would require us to pay income taxes in the range of zero to $2 million. To date, we have not provided for income taxes on unremitted earnings generated by our non-U.S. subsidiaries as it has been our intent to permanently invest these earnings abroad.

Outlook

A summary of our 2005 anticipated results is as follows:

•	Total sales of approximately $3.45 billion.

•	Diluted earnings per share in the range of $2.15 to $2.20.

•	Government Systems’ sales growth in the range of 17 to 18 percent from 2004 sales (including the acquisition of TELDIX), with operating margins of approximately 18 percent.

•	Commercial Systems’ sales growth in the range of 17 to 18 percent from 2004 sales, with operating margins of approximately 18.5 percent.

•	Cash provided by operating activities of approximately $500 million.

•	Capital expenditures of approximately $115 million.

•	Total company and customer-funded research and development expenditures of approximately $600 million or about 17 percent of total sales.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities

	Nine Months Ended June 30
(in millions)	2005	2004
Cash provided by operating activities	$345	$177

The increase in operating cash flow during the nine months ended June 30, 2005 compared to the same period last year was principally due to the following items:

•	Higher net income of $71 million.

•	Lower incremental inventory growth of $55 million, principally due to working capital management initiatives.

•	Lower discretionary pension plan contributions of $25 million.

•	Higher tax benefits from employee stock option exercises of $24 million.

Investing Activities

	Nine Months Ended June 30
(in millions)	2005	2004
Cash used for investing activities	$(90)	$(186)

The decrease in cash used for investing activities was primarily due to $126 million of net cash paid for the Rockwell Collins Simulation and Training Solutions acquisition in December 2003, partially offset by $18 million of net cash paid for the TELDIX acquisition completed in March 2005. Capital expenditures increased to $67 million in the nine months ended June 30, 2005 from $50 million for the same period last year. We expect capital expenditures for the full year 2005 to be approximately $115 million compared to full year 2004 capital expenditures of $94 million. Demand for new test equipment to support new programs is the primary driver of increased capital expenditures.

Financing Activities

	Nine Months Ended June 30
(in millions)	2005	2004
Cash (used for) provided by financing activities	$(228)	$4

The decrease in cash provided by financing activities is primarily due to the absence of long-term debt borrowings during the nine months ended June 30, 2005 in comparison to the same period a year ago. During the nine months ended June 30, 2004, $198 million in proceeds from long-term debt was used primarily to fund our pension plan and our acquisition of Rockwell Collins Simulation and Training Solutions. For the nine months ended June 30, 2005 we repurchased 5.5 million shares of common stock at a cost of $250 million compared to 4.5 million shares at a cost of $134 million for the same period last year. For the nine months ended June 30, 2005, we received $86 million from the exercise of stock options compared to $30 million for the same period last year. We paid cash dividends of $64 million and $48 million during the nine months ended June 30, 2005 and 2004, respectively. The increase in cash dividends was the result of an increase in the quarterly cash dividend from 9 cents to 12 cents per share beginning with the dividend paid September 7, 2004.

As a result of our strong cash position as well as the expectation that that we will continue to generate positive operating cash flow during the fourth quarter of fiscal 2005, we made a $100 million discretionary contribution to our US pension plan on June 30, 2005. We made this contribution based on the underfunded status of the US pension plan due to expected actuarial losses resulting principally from decreases in the discount rate used to measure our pension obligations.

Cash generated by operations combined with our borrowing capacity is expected to meet the foreseeable future operating cash flow needs, capital expenditures, dividend payments, contractual commitments, acquisitions, and share repurchases.

Liquidity

In addition to cash provided by normal operating activities, we utilize a combination of short-term and long-term debt to finance operations. Our primary source of short-term liquidity is through borrowings in the commercial paper market. Our access to that market is facilitated by the strength of our credit ratings and an $850 million committed credit facility with several banks (Revolving Credit Facility). Our current ratings as provided by Moody’s Investors Service (Moody’s), Standard & Poor’s and Fitch, Inc. are A-2 / A / A, respectively, for long-term debt and P-1 / A-1 / F-1, respectively, for short-term debt. Moody’s, Standard & Poor’s and Fitch, Inc. have stable outlooks on our credit rating.

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. There were no commercial paper borrowings outstanding at June 30, 2005.

Our Revolving Credit Facility consists of an $850 million five-year unsecured revolving credit agreement entered into on May 24, 2005. This agreement replaces a five-year $500 million revolving credit agreement which would have expired in May 2006 and a 364-day $350 million revolving credit agreement which expired in May 2005. The Revolving Credit Facility exists primarily to support our commercial paper program, but is available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. Our debt to total capitalization ratio at June 30, 2005 was 14 percent. The Revolving Credit Facility contains covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. The Revolving Credit Facility does not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. In addition, short-term credit facilities available to foreign subsidiaries amounted to $51 million as of June 30, 2005 of which $18 million was utilized to support commitments in the form of commercial letters of credit. There were no significant commitment fees or compensating balance requirements under these facilities.

In addition to our credit facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the Notes) under the shelf registration statement. The Notes contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. At June 30, 2005, $550 million of the shelf registration was available for future use.

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

CRITICAL ACCOUNTING POLICIES

Preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments, and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of the Company’s financial statements are described in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. Actual results in these areas could differ from management’s estimates. There have been no changes in the Company’s critical accounting policies during the nine months ended June 30, 2005.

CAUTIONARY STATEMENT

This quarterly report contains forward-looking statements, including certain projections and assumptions, that Rockwell Collins believes to be within the definition of forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Statements in the future tense including all statements in the “Outlook” section and all statements accompanied by terms such as “believe”, “project”, “will”, “expect”, “anticipate”, and variations thereof are intended to be qualified by this cautionary statement and to be subject to the safe harbor protection of the securities laws. The company cautions investors that actual results may differ materially from those projected in our forward-looking statements as a result of certain risks and uncertainties, including but not limited to the health of the global economy, the continued recovery of the commercial aerospace industry and the continued strength of the military communications and electronics industry; domestic and foreign government spending, budgetary and trade policies or priorities including the impact of continued hostilities in Iraq on funding for existing defense programs; market acceptance of new and existing products and services; performance of our products and services; potential cancellation, restructuring or termination of contracts; delay of orders or changes in procurement practices or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; performance of our suppliers and subcontractors; risks inherent in fixed price contracts, particularly the risk of cost overruns; risk of significant and prolonged disruption to air travel; our ability to execute to our internal performance plans such as our productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; favorable outcomes of certain customer procurements, congressional approvals and regulatory mandates; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At June 30, 2005, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value and fair value of $202 million. We converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 7.5 basis points by executing “receive fixed, pay variable” interest rate swap contracts. A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term debt, exclusive of the effects of the interest rate swap contracts, by $5 million and $6 million, respectively. The $100 million notional value of interest rate swap contracts had a carrying and fair value of $2 million at June 30, 2005. A hypothetical 10 percent increase or decrease in average market interest rates would increase or decrease the fair value of our interest rate swap contracts by $3 million. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our results of operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10 and 16 of the condensed consolidated financial statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is our policy not to enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $207 million and $96 million at June 30, 2005 and September 30, 2004, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European Euro, British Pound Sterling, and Japanese Yen. The duration of foreign currency contracts is generally 2 years or less. The net fair value of these foreign currency contracts at June 30, 2005 and September 30, 2004 were net liabilities of $4 million and $3 million, respectively. If the US Dollar increased or decreased in value against all currencies by a hypothetical 10 percent, the effect on the fair value of the foreign currency contracts, our results of operations, cash flows, or financial condition would not be significant at June 30, 2005.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of June 30, 2005, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of June 30, 2005 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1, 2005 through April 30, 2005	850,000	$46.09	850,000	$419.0 million
May 1, 2005 through May 31, 2005	1,592,300	$47.49	1,592,300	$343.4 million
June 1, 2005 through June 30, 2005	600,000	$48.33	600,000	$314.4 million
Total	3,042,300	$47.26	3,042,300	$314.4 million

[1]	On April 18, 2005, we announced that our Board approved another $400 million of share repurchases. This authorization has no stated expiration date.

Item 6. Exhibits

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges for the nine months ended June 30, 2005.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the three months ended June 30, 2005

Form 8-K dated May 27, 2005 announcing an $850 million 5-year unsecured revolving credit agreement entered into.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: July 28, 2005	By	/s/ D. H. Brehm
D. H. Brehm
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: July 28, 2005	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary