Form 10-K
period 2005-09-30
ROCKWELL COLLINS INC
filed 2005-11-21
CIK 1137411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant on March 31, 2005 was approximately $8.5 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

172,759,299 shares of the registrant’s Common Stock were outstanding on October 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Certain information contained in the Annual Report to Shareowners of the registrant for the fiscal year ended September 30, 2005 is incorporated by reference into Part I, Part II and Part IV.

(2)	Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 7, 2006 is incorporated by reference into Part III.

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

Whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions of our 2005 Annual Report to Shareowners (the “2005 Annual Report”) or to information in our Proxy Statement for the Annual Meeting of Shareowners to be held on February 7, 2006 (the “2006 Proxy Statement”), such information shall be deemed to be incorporated herein by such reference.

Prior to 2004, we operated on a fiscal year basis with the fiscal year ending on September 30. Beginning with the 2004 fiscal year, we changed for administrative efficiencies to a 52/53 week fiscal year ending on the Friday closest to September 30, which for 2005 was September 30. All date references contained herein relate to our fiscal year unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end date.

Financial Information About Our Business Segments

Financial information with respect to our business segments, including product line disclosures, revenues, operating income and total assets, is contained under the caption Segment Financial Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Annual Report, and in Note 22 of the Notes to Consolidated Financial Statements in the 2005 Annual Report.

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

Government Systems

Our Government Systems business supplies defense communications systems and products as well as defense electronics systems and products, which include subsystems, navigation and displays, to the U.S. Department of Defense, other government agencies, civil agencies, defense contractors and foreign ministries of defense. These systems and products support airborne (fixed wing and rotary), ground, and shipboard applications.

Our defense communications and defense electronics systems and products include:

•	Communications systems and products designed to help customers transfer information across the communications spectrum, ranging from Very Low and Low Frequency to High, Very High and Ultra High Frequency to satellite communications.

•	Military data link systems and products.

•	Navigation systems and products, including radio navigation systems, global positioning systems (GPS), handheld navigation systems and multi-mode receivers.

•	Subsystems for the flight deck that combine flight operations with navigation and guidance functions and that can include flight controls and displays, information/data processing and communications, navigation and/or safety and surveillance systems.

•	Cockpit display systems, including flat panel, multipurpose, wide fields of view, head up, head down and helmet mounted displays for tactical fighter and attack aircraft.

•	Integrated computer systems for future combat systems.

•	Simulation and training systems.

Highlights for the Government Systems segment in 2005 included:

•	We were selected by the U.S. Air Force as the prime contractor for Phase 2 of the Ground Element Minimum Essential Emergency Communications Network System (GEMS) program. GEMS will replace Air Force and Navy fixed and deployable communications for bomber, tanker, reconnaissance and other alert communications facilities by providing an upgraded networked infrastructure incorporating improved capabilities for aircrew alerting, message handling and the supporting communications links. The total program revenues are estimated at more than $350 million over six years.

•	We were selected by Sikorsky Aircraft Corp. to provide avionics, simulators, training and support on its S-92 platform for the Canadian Maritime Helicopter Program. The program has potential revenues of more than $100 million over its 20-year life. Equipment selected includes our integrated cockpit solution for the S-92, as well as our new EyeHUD™ helmet mounted display, two Level D equivalent full-flight simulators and communications products.

•	We were awarded a $17 million contract to provide the Tactical Data Radio System (TDRS) to the Swedish military. The software-defined radio system will consist of modular, open architecture, hardware and software components and will host a customized, high-data rate networked waveform to provide Swedish tactical forces with a wireless, mobile, ad-hoc network capable of simultaneous voice, data and video communications. The contract calls for the delivery of 76 Software Communications Architecture (SCA) compliant multi-channel radios, documentation and training.

•	A General Dynamics - Rockwell Collins team was awarded a $154 million contract modification to accelerate technology development of the Integrated Computer System (ICS) into the U.S. Army’s Current Force and to add support for previously deferred assets within the Future Combat Systems (FCS) program. The ICS is the common computing environment for 17 of the 18 platforms in the FCS family of systems, which constitutes a network of sensors, unmanned air platforms, and both manned and unmanned ground platforms. The contract modification brings the total ICS contract to $429 million for the team.

•	We were selected by the U.S. Air Force for Phases II, III and IV of the KG-3X Cryptographic Modernization Program, which is designed to provide the U.S. military with assured, survivable, protected and highly reliable strategic communications for airborne portions of the Minimum Essential Emergency Communications Network (MEECN) as well as the Fixed Submarine Broadcast System (FSBS). The contract has potential revenues of $70 million over the life of the program. KG-3X units are used in the MEECN system and the FSBS for strategic transmission of emergency action messages. We have been involved in the MEECN system since its inception and continue to provide key portions of the network for the U.S. military, including work on the GEMS program.

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

Our air transport aviation electronics and business and regional aviation electronics systems and products include:

•	Integrated avionics systems and products, such as the Pro Line 21 system, which provide advanced avionics such as liquid crystal flight displays, flight management, integrated flight control, automatic flight controls, engine indication and crew alerts.

•	In-flight entertainment systems and products, including the enhanced Total Entertainment System (eTES™) and the Passenger Audio Video Entertainment System (P@ves), as well as a full line of audio and video entertainment solutions for widebody and narrow aircraft.

•	Cabin electronics products and solutions for the business jet market, including lighting and other environmental controls, passenger information and entertainment, business support systems, network capabilities and passenger flight information systems.

•	Communications systems and products, such as data link, High Frequency (HF), Very High Frequency (VHF) and satellite communications systems.

•	Navigation systems and products, including multi-mode receivers, radio and geophysical navigation sensors, as well as flight management systems.

•	Situational awareness and surveillance systems and products, such as Head-Up Guidance Systems, weather radar and collision avoidance systems.

•	Flight deck systems and products, which include a broad offering of multi-function cockpit liquid crystal display (LCD) units, CRT display units and head-up displays (HUDs).

•	Integrated information systems, such as eEnable and eXchange, to provide information management solutions that help improve flight operations, maintenance and cabin services, as well as provide worldwide TV coverage.

Highlights for the Commercial Systems segment in 2005 included:

•	We were selected by several airlines and business jet operators to provide aircraft fleet aviation service solutions. Newly awarded long-term service and support contracts include:

•	Avionics maintenance repair and technical support for NetJets Europe’s fleet of Hawker 400 XP aircraft under a 10-year contract.

•	On-board maintenance for Air New Zealand of our eTESTM in-flight entertainment systems on 15 wide-body aircraft, with an option for 40 additional aircraft, under a five-year agreement.

•	Spares ownership, maintenance repair and technical support of avionics on GoJet’s fleet of Bombardier Canadair Regional Jet aircraft under a 16-year Dispatch PlusSM agreement.

•	We continue to have success in the airline avionics Buyer Selectable Equipment forward fit market place. The following is a partial list of the major airlines that selected us for these products in 2005: AirAsia, Air Berlin, Air China Cargo, Air China, Xiamen, Air Sahara, China Eastern, Japan Airlines, and Hainan Airlines. These airlines selected us to provide avionics equipment on over 220 Airbus and Boeing aircraft, with options for provisioning equipment on over 135 additional aircraft. Deliveries of equipment are expected to commence this year for each of these airlines. Equipment selections included our advanced Multi-Mode Receiver and the fully automatic WRX-2100 MultiScan™ Weather Radar as well as our industry leading Nav/Com and Sensor package. These products provide the airlines with enhanced operational efficiency, safety, and passenger comfort through reducing pilot work load and increasing pilot situational awareness.

•	We were selected by ARINC Engineering Services, LLC to upgrade the Navy’s fleet of 55 T-44A aircraft over four years with the Pro Line 21 integrated avionics system. The Pro Line 21 integrated avionics system aircraft upgrade will provide enhanced efficiency and functionality to the customer in the areas of reduced pilot workload, weight and installation cost.

•	Our Head-Up Guidance System (HGS) 4000 was selected by All Nippon Airways for installation on its fleet of 45 new Boeing 737-700 aircraft with deliveries beginning in late 2005 and by Southwest Airlines for installation on all future deliveries of Boeing 737-700 aircraft. HGS presents critical flight information in the pilot’s forward field of view enhancing situational awareness, improving energy management and increasing touchdown precision. New features of the HGS-4000 include runway remaining, tailstrike avoidance and unusual attitude recovery as well as providing a platform for new technologies, such as enhanced vision and surface guidance, which are designed to improve further safety of operations.

•	We were selected by easyJet to develop a fleet-wide electronic flight bag (EFB) and supporting software solution for easyJet’s fleet of 54 Boeing 737 aircraft, using our eFlight information management program. We will supply Civil Aviation Authority Class 2 EFB functionality for easyJet’s aircraft as well as a ground-based server and integration. This EFB solution moves easyJet towards a paperless cockpit and is designed to increase the airline’s operational efficiency.

•	The public unveiling of the Boeing 787 Dreamliner flight deck offered a first look at our next-generation avionics systems. We are the supplier and systems integrator of the flight deck display system and crew alerting system, pilot controls, communication and surveillance systems, the aircraft’s common data network, and the core network cabinet. These systems and products provide new capabilities to enhance safety and performance, enable growth to address future requirements and offer operational commonality with other Boeing flight decks. The integrated display system includes five 15.1-inch diagonal LCD displays-four across the flight deck and one in the control stand for emulation of the Control Display Units (CDU)—as well as dual LCD head-up displays (HUD). The system utilizes cursor control devices and a multifunction key pad for data entry and retrieval. The pilot controls system package content includes control columns, control wheels and rudder pedals, as well as interfaces to the aircraft’s fly-by-wire systems. The modular design of the system will simplify installation and maintenance and is designed to meet Boeing’s objective of providing operators with a look and feel similar to the Boeing 777 while achieving significant weight savings.

Customers; Sales and Marketing

We serve a broad range of customers worldwide, including the U.S. Department of Defense, U.S. Coast Guard, civil agencies, defense contractors, foreign ministries of defense, manufacturers of commercial air transport, business and regional aircraft, commercial airlines, regional airlines, fractional jet operators, and business jet operators. We market our systems, products and services directly to Government Systems and Commercial Systems customers through an internal marketing and sales force. In addition, we utilize a worldwide dealer network to distribute our products and international sales representatives to assist with international sales and marketing. In 2005, various branches of the U.S. Government accounted for 41% of our total sales.

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

Competition

We operate in a highly competitive environment. Principal competitive factors include total cost of ownership, product and system performance, quality, service, warranty and indemnification terms, technology, design engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of United States and international companies, including approximately ten principal competitors in each of our Government Systems and Commercial Systems businesses. Some of our principal competitors include Honeywell International, Inc., Thales S.A., Matsushita, Raytheon Co., Harris Corp., BAE Systems Aerospace, Inc., General Dynamics Corporation, L3 Communications, Inc., and Northrop Grumman Corp. Several of our competitors are significantly larger than we in terms of resources and market share, and can offer a broader range of products. Some of our competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In addition, some of our competitors offer avionic and communication solutions with fewer features and lower prices that may compete with our solutions. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products. Furthermore, competitors who have greater financial resources may be better able to provide a broader range of financing alternatives to their customers in connection with sales of their products.

Industry consolidation has had a major impact on the competitive environment in which we operate. Over the past several years, our competitors have undertaken a number of mergers, alliances and realignments that have contributed to a very dynamic competitive landscape. During the past three years, we have completed two acquisitions and entered into several strategic alliances to improve our competitive position and expand our market reach.

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

Our investment in inventory is a significant part of our working capital and historically we have maintained sufficient inventory to meet our customers’ requirements on a timely basis. This investment includes production stock, finished goods, spare parts and goods on consignment with airlines. Our accounts receivable also constitute a significant part of our working capital. Accounts receivable includes unbilled receivables related to sales recorded under the percentage-of-completion method of accounting that are billed to customers in accordance with applicable contract terms. The critical accounting policies involving inventory valuation reserves are discussed under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Annual Report.

Backlog

The following table summarizes our backlog (in billions):

	September 30
	2005	2004
Commercial Systems	$0.5	$0.4
Government Systems:
Funded Orders	2.4	2.1
Unfunded Orders	0.3	0.2

Total Backlog	$3.2	$2.7

Our backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. Although we believe that the orders included in backlog are firm, some orders may be canceled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes that it is in our best interest to do so. Our backlog includes approximately $1.2 billion of orders not expected to be filled by us in 2006.

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

Highlights for our Joint Ventures in 2005 included:

•	DLS received an $82 million not-to-exceed contract for a product improvement program for the migration of the Multifunctional Information Distribution System (MIDS) to a Joint Tactical Radio System (JTRS) software communications compliant architecture. The improved product, called MIDS JTRS, is scheduled to be completed within 29 months and will represent the next generation of MIDS products. By using software applications for expanded capability, the MIDS JTRS terminal is expected to enable enhanced operational effectiveness without consuming additional space, weight or power.

•	VSI received an award for $64.8 million for the delivery of production Joint Helmet Mounted Cueing Systems (JHMCS) to be used on domestic and foreign military aircraft. JHMCS is currently flying on over 400 operational aircraft and has been successfully used in combat by US forces in Iraq and Afghanistan.

•	RSC contributed its power supply technology in the formation of a venture business now named ColdWatt. RSC retained a minority equity position in the new company.

Acquisitions and Dispositions

We continually consider various business opportunities, including strategic acquisitions and alliances, licenses and marketing arrangements, and we review the prospects of our existing businesses to determine whether any of them should be modified, sold or otherwise discontinued.

We completed two acquisitions in the past three years to augment our internal growth plans. These acquisitions were:

•	military aviation electronics: the April 2005 acquisition of TELDIX GmbH; and

•	flight simulators: the December 2003 acquisition of NLX Holding Corporation.

Additional information relating to our acquisitions is contained in Note 3 of the Notes to Consolidated Financial Statements in the 2005 Annual Report.

Research and Development

We have significant research, development, engineering and product design capabilities. At September 30, we employed approximately 4,000 engineers.

Amounts attributed to our research and development activities are as follows (in millions):

	September 30
	2005	2004	2003
Customer-funded [1]	$348	$327	$259
Company-funded	243	218	216

Total	$591	$545	$475

[1]	Customer-funded research and development includes activities relating to the development of new products and the improvement of existing products.

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

Employees

As of September 30, 2005, we had approximately 17,100 full-time employees. Approximately 2,300 of our employees in the United States are covered by collective bargaining agreements. The collective bargaining agreements are generally set to expire between September 2006 and May 2008.

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

Internationally, similar requirements exist for airworthiness, installation and operational approvals. These requirements are administered by the national aviation authorities of each country and, in the case of Europe, coordinated by the European Joint Aviation Authorities. Many countries also impose specific telecommunications equipment requirements, administered through their national aviation authorities or telecommunications authorities. In Europe, approval to import products also requires compliance with European Commission directives, such as those associated with electrical safety, electro-magnetic compatibility and the use of metric units of measurement.

Products already in service may also become subject to mandatory changes for continued regulatory compliance as a result of any identified safety issue, which can arise from an aircraft accident, incident or service difficulty report.

Our products and technical data are controlled for export and import under various regulatory agencies. Audits and investigations by these agencies are a regular occurrence to ensure compliance with applicable Federal statutes and regulations. Violations, including as a successor to an acquired business, can result in fines and penalties assessed against the corporation as well as individuals, and the most egregious acts may result in a complete loss of export privileges.

Although we do not have any significant regulatory action pending against us, any such action could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Environmental Matters

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had and will continue to have an impact on our manufacturing operations. Compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. We believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business or financial condition, but could possibly be material to the results of operations or cash flows of any one period. Additional information on environmental matters is contained in Note 20 of the Notes to Consolidated Financial Statements in the 2005 Annual Report.

Geographic Information

Our principal markets outside the United States are in France, Canada, the United Kingdom, Australia, Japan, Germany, Israel, Singapore, China, India and Brazil. In addition to normal business risks, operations outside the United States are subject to other risks, including, among other factors, political, economic and social environments, governmental laws and regulations, and currency revaluations and fluctuations.

Selected financial information by major geographic area for each of the three years in the period ended September 30, 2005 is contained in Note 22 of the Notes to Consolidated Financial Statements in the 2005 Annual Report.

Certain Business Risks

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, many of which are beyond our control, including but not limited to those set forth below and elsewhere in this Annual Report on Form 10-K, any one of which could cause our results to vary materially from recent results or from our anticipated future results.

International conflicts may adversely affect our business.

International conflicts such as the war in Iraq, political turmoil in the Middle East and the possibility of future terrorist attacks cause significant uncertainty with respect to U.S. and other business and financial markets and adversely affect our business. These international conflicts also affect the price of oil, which has a significant impact on the financial health of our air transport and regional customers. Although our Government Systems business may experience greater demand for its products as a result of increased government defense spending, factors arising (directly or indirectly) from international conflicts which may adversely affect our business include reduced aircraft build rates, upgrades, maintenance and spending on discretionary products such as in-flight entertainment, as well as increases in the cost of property and aviation products insurance and increased restrictions placed on our insurance policies. The war in Iraq creates the risk that our Government Systems’ customers may need to reprogram funding from our existing business to pay for war-related activities. Furthermore, we currently hold only nominal insurance related to the effects of terrorist acts on our assets and our aircraft products.

We depend to a significant degree on U.S. government contracts, which are subject to unique risks.

In 2005, 41% of our sales were derived from United States government contracts. In addition to normal business risks, our supply of systems and products to the United States government is subject to unique risks which are largely beyond our control. These risks include:

•	dependence on Congressional appropriations and administrative allotment of funds;

•	the ability of the U.S. government to terminate, without prior notice, partially completed government programs and contracts that were previously authorized;

•	changes in governmental procurement legislation and regulations and other policies which may reflect military and political developments;

•	significant changes in contract scheduling or program structure, which generally result in delays or reductions in deliveries;

•	intense competition for available United States government business necessitating increases in time and investment for design and development;

•	difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work;

•	changes over the life of United States government contracts, particularly development contracts, which generally result in adjustments of contract prices; and

•	claims based on United States government work, which may result in fines, the cancellation or suspension of payments or suspension or debarment proceedings affecting potential further business with the United States government.

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

We derive a significant portion of our revenues from international sales and are subject to the risks of doing business outside the United States.

In 2005, revenues from products and services exported from the U.S. or manufactured and serviced abroad were 33% of our total sales. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:

•	laws, regulations and policies of non-U.S. governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad;

•	changes in regulatory requirements, including imposition of tariffs or embargoes, export controls and other trade restrictions and antitrust and data privacy requirements;

•	uncertainties and restrictions concerning the availability of funding, credit or guarantees;

•	import and export licensing requirements and regulations;

•	uncertainties as to local laws and enforcement of contract and intellectual property rights; and

•	rapid changes in government, economic and political policies, political or civil unrest or the threat of international boycotts or U.S. anti-boycott legislation.

While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition, operating results and cash flows in the future.

We have made, and expect to continue to make, strategic acquisitions that involve significant risks and uncertainties.

We completed two acquisitions in the last three years and we intend to enter into acquisitions in the future in an effort to enhance shareowner value. Acquisitions involve a certain amount of risks and uncertainties such as:

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

During 2005 approximately 90% of our total sales were from, and a significant portion of our anticipated future sales will be from, firm, fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial estimates are incorrect, we can lose money on these contracts. These fixed price contracts can expose us to potentially large losses because the customer can compel us to complete a project or, in the event of a termination for default, pay the entire incremental cost of its replacement by another provider regardless of the size of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, the following items can result in the contractual price becoming less favorable or even unprofitable to us over time: unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors and cost overruns. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns would have an adverse impact on our financial condition, operating results and cash flows.

Costs of certain employee and retiree benefits may continue to rise.

Over the last few years, we have experienced significant increases in the costs of medical and pension benefits. Although we have taken action seeking to contain these cost increases, including making material changes to these plans, there are risks that our costs for these benefits will increase as a result of:

•	continued increases in medical costs related to current employees due to increased usage of medical benefits and medical inflation in the United States;

•	the effect declines in the stock and bond markets have on the performance of our pension plan assets; and

•	potential reductions in the discount rate used to determine the present value of our benefit obligations.

Tax law changes may impact our effective tax rate.

The difference between our effective tax rate and the statutory tax rate is primarily the result of the tax benefits derived from the Research and Development Tax Credit (“R&D Tax Credit”), which provides a tax benefit on certain incremental R&D expenditures, and the Extraterritorial Income Exclusion (“ETI”), which provides a tax benefit on export sales.

In October 2004, the Working Families Tax Relief Act of 2004 was signed into law and extended the R&D Tax Credit through December 31, 2005 on a retroactive basis back to June 30, 2004. As a result, our effective income tax rate for 2005 includes a R&D Tax Credit for 15 months of qualified R&D expenditures incurred between June 30, 2004 and September 30, 2005, while 2004 includes 9 months of the R&D tax credit. Assuming the R&D Tax Credit or tax benefit equivalent to the R&D Tax Credit is not extended beyond December 31, 2005, a loss of the R&D Tax Credit would have an adverse impact on our effective tax rate beginning in 2006.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act repeals and replaces the ETI with a new deduction for income generated from qualified production activities by U.S. manufacturers. The ETI export tax benefit will be phased out through fiscal 2007. For fiscal 2007 and thereafter, we are evaluating the impact of the ETI replacement legislation regarding the new deduction for income generated from qualified production activities by domestic manufacturers. The ETI repeal and replacement under the Act is not expected to have a significant impact on our effective income tax rate in 2006, however, the Act may have an adverse impact on our effective tax rate for years beyond 2006.

Cautionary Statement

This Annual Report on Form 10-K, and documents that are incorporated by reference in this Annual Report on Form 10-K, contain statements, including certain projections and business trends, accompanied by such phrases as “believes”, “estimates”, “expects”, “could”, “likely”, “anticipates”, “will”, “intends”, and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the health of the global economy, the continued recovery of the commercial aerospace industry and the continued support for military transformation and modernization programs; the potential adverse impact of oil prices on the commercial aerospace industry; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; potential cancellation or termination of contracts, delay of orders or changes in procurement practices or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; performance of our suppliers and subcontractors which we are highly dependent upon for timely, high quality and specification compliant products and services; risks inherent in fixed price contracts, particularly the risk of cost overruns; risk of significant and prolonged disruption to air travel; our ability to execute to our internal performance plans such as our continuous productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products and satisfy our contractual commitments; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

Item 2. Properties.

As of September 30, 2005, we operated 18 manufacturing facilities throughout the United States and one manufacturing facility each in Mexico, France, Germany and the United Kingdom. The Company also had engineering facilities, sales offices, warehouses and service locations in approximately 75 cities and 20 countries around the world. These facilities have aggregate floor space of approximately 5.7 million square feet, substantially all of which is in use. Of this floor space, approximately 65% is owned and approximately 35% is leased. There are no major encumbrances on any of our plants or equipment, other than financing arrangements which in the aggregate are not significant. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2005 is as follows:

Location	Owned Facilities	Leased Facilities	Total
	(in thousands of square feet)
United States	3,452	1,552	5,004
Europe	329	206	535
Canada and Mexico	—	111	111
Asia Pacific	—	86	86
South America	—	7	7

Total	3,781	1,962	5,743

Type of Facility	Owned Facilities	Leased Facilities	Total
	(in thousands of square feet)
Manufacturing	1,771	960	2,731
Sales, engineering, service and general office space	2,010	1,002	3,012

Total	3,781	1,962	5,743

We have facilities with a total of at least 100,000 square feet in the following cities: Cedar Rapids, Iowa (2,480,000 square feet), Richardson, Texas (280,000 square feet), Melbourne, Florida (275,000 square feet), Pomona, California (240,000 square feet), Heidelberg, Germany (240,000 square feet), San Jose, California (225,000 square feet), Irvine, California (220,000 square feet), Coralville, Iowa (180,000 square feet), Toulouse, France (130,000 square feet) and Mexicali, Mexico (110,000 square feet). Most of our facilities are generally shared for the benefit of our Government Systems and Commercial Systems businesses. Two owned facilities with 165,000 total square feet of space are currently vacant.

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

Item 3. Legal Proceedings.

Various lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, intellectual property, environmental, safety and health, contract and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, management believes the disposition of matters that are pending or asserted will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Item 4A. Executive Officers of the Company.

The name, age, office and position held with us, and principal occupations and employment during the past five years of each of our executive officers as of November 17, 2005 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age
Clayton M. Jones — Chairman of the Board of Rockwell Collins since June 2002; President and Chief Executive Officer of Rockwell Collins since June 2001; Senior Vice President of Rockwell (electronic controls and communications) and President of Rockwell Collins, Inc., a subsidiary of Rockwell, prior thereto	56

Barry M. Abzug — Senior Vice President, Corporate Development of Rockwell Collins since October 2001; President and General Manager, Aerospace/Communications Division of ITT Industries, Inc. (engineering and manufacturing) prior thereto	53

Patrick E. Allen — Senior Vice President and Chief Financial Officer of Rockwell Collins since January 2005; Vice President and Controller of Rockwell Collins’ Commercial Systems business from January 2004 to December 2004; Vice President, Finance and Treasurer of Rockwell Collins from June 2001 to February 2004; Vice President and Treasurer of Rockwell prior thereto	41

John-Paul E. Besong — Senior Vice President of e-Business & Lean Electronics of Rockwell Collins since February 2003; Vice President of e-Business & Lean Electronics of Rockwell Collins from January 2002 to February 2003; Vice President of e-Business of Rockwell Collins prior thereto	52

David H. Brehm — Vice President, Finance and Controller of Rockwell Collins since February 2004; Vice President, Investor Relations of Rockwell Collins from July 2001 to January 2004; Chief Financial Officer of In-Flight Network, LLC (a former joint venture between Rockwell Collins and News Corporation to provide on-board digital broadband communication and entertainment services to airline passengers) prior thereto	51

Gary R. Chadick — Senior Vice President, General Counsel and Secretary of Rockwell Collins since July 2001; Assistant General Counsel, Operations of Litton Industries, Inc. (advanced electronics, information systems, electronic components and ship systems) prior thereto	44

Robert M. Chiusano — Executive Vice President and Chief Operating Officer, Commercial Systems of Rockwell Collins since May 2002; Executive Vice President and Chief Operating Officer, Government Systems of Rockwell Collins from June 2001 to May 2002; Vice President and General Manager, Government Systems of Rockwell Collins, Inc., a subsidiary of Rockwell, prior thereto	55

Gregory S. Churchill — Executive Vice President and Chief Operating Officer, Government Systems of Rockwell Collins since May 2002; Vice President and General Manager of Business and Regional Systems for Commercial Systems of Rockwell Collins from June 2001 to May 2002; Vice President of Business Development for Government Systems of Rockwell Collins, Inc., a subsidiary of Rockwell, prior thereto	48

Name, Office and Position, and Principal Occupations and Employment	Age
Ronald W. Kirchenbauer — Senior Vice President, Human Resources, of Rockwell Collins since April 2003; Senior Vice President, Employee and Workplace Services, of Cadence Design Systems, Inc. (electronic design technologies and services) prior thereto	58

Nan Mattai — Senior Vice President, Engineering and Technology of Rockwell Collins since November 2004; Vice President, Government Systems Engineering of Rockwell Collins from June 2001 to October 2004; Senior Director, Tactical Communications, Government Systems of Rockwell Collins, Inc., a subsidiary of Rockwell, prior thereto	53

Kent L. Statler — Senior Vice President and General Manager of Rockwell Collins Services since October 2005; Senior Vice President of Operations of Rockwell Collins from January 2003 to October 2005; Vice President of Manufacturing Operations of Rockwell Collins from January 2002 to January 2003; Vice President Lean Electronics of Rockwell Collins from January 2001 to January 2002; Vice President of Collins Maintenance Operations for Collins Aviation Services of Rockwell Collins, Inc., a subsidiary of Rockwell, prior thereto	40

Douglas E. Stenske —Treasurer of Rockwell Collins since February 2004; Senior Director, Risk and Asset Management of Rockwell Collins from June 2001 to January 2004; Manager, Risk Management and Special Projects of Rockwell prior thereto	39

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

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol “COL”. On October 31, 2005, there were 34,168 shareowners of record of our common stock.

The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange—Composite Transactions reporting system during each quarter of our years ended September 30, 2005 and 2004:

	2005		2004
Fiscal Quarters	High	Low	High	Low
First	$40.94	$34.40	$30.10	$25.18
Second	48.47	37.22	35.25	29.16
Third	49.80	42.88	34.35	29.24
Fourth	49.75	45.32	38.08	32.02

Dividends

The following table sets forth the cash dividends per share paid by us during each quarter of our years ended September 30, 2005 and 2004:

Fiscal Quarters	2005	2004
First	$0.12	$0.09
Second	0.12	0.09
Third	0.12	0.09
Fourth	0.12	0.12

Based on our current dividend policy, we will pay quarterly cash dividends which, on an annual basis, will equal $0.48 per share. The declaration and payment of dividends by us, however, will be at the sole discretion of our Board of Directors.

Repurchases

Our Board of Directors has authorized certain repurchases of our common stock. During 2005, we repurchased approximately 10.6 million shares of our common stock at a total cost of approximately $498 million, which resulted in a weighted average cost of $47.20 per share. During 2004, we repurchased approximately 5.8 million shares at a total cost of approximately $179 million, which resulted in a weighted average cost of $31.16 per share.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended September 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1, 2005 through July 31, 2005	475,000	$47.34	475,000	$291.9 million
August 1, 2005 through August 31, 2005	4,600,000	$49.05	4,600,000	$66.3 million
September 1, 2005 through September 30, 2005	0	N/A	N/A	$66.3 million
Total	5,075,000	$48.89	5,075,000	$66.3 million

[1]	On April 18, 2005, we announced that our Board authorized the repurchase of $400 million of our common stock. This authorization has no stated expiration. In August 2005, with the Board’s approval, we entered into accelerated repurchase agreements with an investment bank under which we purchased 4 million shares of our outstanding common stock.

Item 6. Selected Financial Data.

See the information in the table captioned Selected Financial Data in the 2005 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the discussion and analysis under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See the discussion and analysis under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Annual Report.

Item 8. Financial Statements and Supplementary Data.

See Reports of Independent Registered Public Accounting Firm, Consolidated Statement of Financial Position, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Shareowners’ Equity and Comprehensive Income (Loss), and Notes to Consolidated Financial Statements in the 2005 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon that evaluation, our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Evaluation of Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting as of September 30, 2005 is included within Item 8 of this Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on management’s assessment and the effectiveness of internal control over financial reporting is included within Item 8 of this Form 10-K and is incorporated herein by reference.

Changes in Internal Control

There were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Company.

See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the 2006 Proxy Statement. See also the information with respect to executive officers of the Company under Item 4A of Part I.

No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than us pursuant to which such person is or was to be selected as a director or nominee.

The members of the Audit Committee of our board of directors are: Joseph F. Toot, Jr., Anthony J. Carbone and Richard J. Ferris. The board of directors has determined that Messrs. Toot, Carbone and Ferris are “audit committee financial experts” and “independent” as defined under applicable SEC and New York Stock Exchange rules. The Board’s affirmative determination with respect to Messrs. Toot and Ferris was based upon their extensive experience as chief executive officers of public companies in actively supervising chief financial officers and their extensive audit committee experience. The Board’s affirmative determination with respect to Mr. Carbone was based upon his more than twenty years in various executive positions at the Dow Chemical Company, including four years as an Executive Vice President in which he actively supervised business unit controllers and actively reviewed business unit financial statements, his eight years serving on Dow’s Finance Committee where Dow’s financial statements were reviewed and analyzed on a quarterly basis, and the years he has served on our Audit Committee during which he reviewed and analyzed our financial statements.

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

Item 11. Executive Compensation.

See the information under the captions Compensation of Directors, Executive Compensation, Option Grants, Long-Term Incentive Plans – Awards in Last Fiscal Year, Aggregated Option Exercises and Fiscal Year-End Values, Retirement Benefits, Compensation Committee Report on Executive Compensation and Shareowner Return Performance Presentation in the 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions Voting Securities, Equity Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in the 2006 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

See the information under the caption Corporate Governance; Board of Directors and Committees and Certain Transactions and Other Relationships in the 2006 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

See the information under the caption Proposal to Approve the Selection of Auditors in the 2006 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)			Financial Statements, Financial Statement Schedules and Exhibits.

(1)			Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries and are incorporated by reference in Item 8 of this Form 10-K from the 2005 Annual Report).

Consolidated Statement of Financial Position, as of September 30, 2005 and 2004.

Consolidated Statement of Operations, years ended September 30, 2005, 2004 and 2003.

Consolidated Statement of Cash Flows, years ended September 30, 2005, 2004 and 2003.

Consolidated Statement of Shareowners’ Equity and Comprehensive Income (Loss), years ended September 30, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

	(2)		Financial Statement Schedule for the years ended September 30, 2005, 2004 and 2003.

Page
		Report of Independent Registered Public Accounting Firm	S-1
		Schedule II — Valuation and Qualifying Accounts	S-2

Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

	(3)		Exhibits

	3-a-1		Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3-a-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

	3-a-2		Certificate of Merger effecting name change of the Company from “New Rockwell Collins, Inc.” to “Rockwell Collins, Inc.”, filed as Exhibit 3-a-2 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

	3-b-1		Amended By-Laws of the Company, filed as Exhibit 3-b-1 to the Company’s Form 10-Q for quarter ended June 30, 2004, is incorporated herein by reference.

	4-a-1		Rights Agreement dated as of June 28, 2001 by and between the Company and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

	4-a-2		Indenture dated as of November 1, 2001 between the Company and Citibank, N.A., as Trustee, filed as Exhibit 4.b to the Company’s Registration Statement on Form S-3 (No. 333-72914), is incorporated herein by reference.

4-a-3	Form of certificate for the Company’s 4 3/4% Notes due 2013, filed as Exhibit 4-a to the Company’s current report on Form 8-K dated November 21, 2003, is incorporated herein by reference.

*10-a-1	The Company’s 2001 Long-Term Incentives Plan, as amended by the Company’s Board of Directors on September 8, 2005.

*10-a-2	Forms of Stock Option Agreements under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-a-2 to the Company’s Form 10-K for year ended September 30, 2001, are incorporated herein by reference.

*10-a-3	Form of Stock Option Agreement under the Company’s 2001 Long-Term Incentives Plan for stock option grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-3 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-a-4	Form of Restricted Stock Agreement under the Company’s 2001 Long-Term Incentives Plan for restricted stock grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-4 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-b-1	The Company’s Directors Stock Plan, adopted by the Company’s Board of Directors on June 1, 2001 and approved by the Company’s shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 001-16445) (the “Form 10”), is incorporated herein by reference.

*10-b-2	Form of Stock Option Agreement under the Company’s Directors Stock Plan, filed as Exhibit 10-b-2 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-b-3	Form of Restricted Stock Agreement under the Company’s Directors Stock Plan, filed as Exhibit 10-b-3 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-c-1	The Company’s Annual Incentive Compensation Plan for Senior Executive Officers, adopted by the Company’s Board of Directors on June 1, 2001 and approved by the Company’s shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.4 to the Form 10, is incorporated herein by reference.

*10-d-1	The Company’s Incentive Compensation Plan, adopted by the Company’s Board of Directors on June 11, 2003, filed as Exhibit 10-d-1 to the Company’s Form 10-Q for quarter ended June 30, 2003, is incorporated herein by reference.

*10-e-1	The Company’s 2001 Stock Option Plan, adopted by the Company’s Board of Directors on June 1, 2001, filed as Exhibit 10.3 to the Form 10, is incorporated herein by reference.

*10-f-1	The Company’s Deferred Compensation Plan, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-f-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-g-1	The Company’s Non-Qualified Savings Plan, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-g-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-h-1	The Company’s Non-Qualified Pension Plan, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-h-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-h-2	The Company’s Memorandum of Proposed Amendments to the Non-Qualified Pension Plan, adopted by the Company’s Board of Directors on November 6, 2003, filed as Exhibit 10-h-2 to the Company’s Form 10-Q for quarter ended December 31, 2003, is incorporated herein by reference.

*10-i-1	The Company’s Master Trust — Deferred Compensation and Non-Qualified Savings and Non-Qualified Pension Plans, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-i-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

10-k-1	Distribution Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

10-l-1	Employee Matters Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

10-m-1	Tax Allocation Agreement dated as of June 29, 2001 by and between Rockwell International Corporation and the Company, filed as Exhibit 2.3 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

*10-n-1	Form of Change of Control Agreement between the Company and certain executives of the Company (Three-Year Agreement), filed as Exhibit 10-n-1 to the Company’s Form 8-K dated June 29, 2005, is incorporated herein by reference.

*10-n-2	Schedule identifying executives of the Company who are party to a Change of Control Agreement (Three-Year Agreement), filed as Exhibit 10-n-2 to the Company’s Form 8-K dated June 29, 2005, is incorporated herein by reference.

*10-n-3	Form of Change of Control Agreement between the Company and certain executives of the Company (Two-Year Agreement), filed as Exhibit 10-n-3 to the Company’s Form 8-K dated June 29, 2005, is incorporated herein by reference.

*10-n-4	Schedule identifying executives of the Company who are party to a Change of Control Agreement (Two-Year Agreement), filed as Exhibit 10-n-4 to the Company’s Form 8-K dated June 29, 2005, is incorporated herein by reference.

10-o-1	Five-Year Credit Agreement dated as of May 24, 2005 among the Company, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent, filed as Exhibit 99 to the Company’s Form 8-K dated May 24, 2005, is incorporated herein by reference.

*10-p-1	Form of Three-Year Performance Unit Agreement for Persons With a Change of Control Agreement filed as Exhibit 10-p-1 to the Company’s Form 10-K for year ended September 30, 2004, is incorporated herein by reference.

*10-p-2	Form of Three-Year Performance Unit Agreement for Persons Not With a Change of Control Agreement filed as Exhibit 10-p-2 to the Company’s Form 10-K for year ended September 30, 2004, is incorporated herein by reference.

*10-p-3	Form of Performance Unit Agreement for FY03-05 for Persons With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-p-3 to the Company’s Form 10-K for year ended September 30, 2002, is incorporated herein by reference.

*10-p-4	Form of Performance Unit Agreement for FY03-05 for Persons Not With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-p-4 to the Company’s Form 10-K for year ended September 30, 2002, is incorporated herein by reference.

*10-p-5	Form of Performance Unit Agreement for FY04-06 for Persons With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-p-5 to the Company’s Form 10-Q for quarter ended December 31, 2003, is incorporated herein by reference.

*10-p-6	Form of Performance Unit Agreement for FY04-06 for Persons Not With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-p-6 to the Company’s Form 10-Q for quarter ended December 31, 2003, is incorporated herein by reference.

*10-q-1	Form of Three-Year Performance Awards Agreement for Persons With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan.

*10-q-2	Form of Three-Year Performance Awards Agreement for Persons Not With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan.

*10-s-1	Directors’ Compensation Summary, filed as Exhibit 10-s-1 to the Company’s Form 8-K dated June 29, 2005, is incorporated herein by reference.

10-t-1	Purchase Agreement dated August 16, 2005, between Company and UBS AG, London Branch acting through UBS Securities LLC (TRANCHE 1), filed as Exhibit 10.1 to the Company’s Form 8-K dated August 16, 2005, is incorporated herein by reference.

10-t-2	Purchase Agreement dated August 16, 2005, between Company and UBS AG, London Branch acting through UBS Securities LLC (TRANCHE 2), filed as Exhibit 10.2 to the Company’s Form 8-K dated August 16, 2005, is incorporated herein by reference.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	Portions of the 2005 Annual Report to Shareowners of the Company incorporated herein by reference.

21	List of subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.

By	/s/ Gary R. Chadick
Gary R. Chadick
Senior Vice President, General Counsel and Secretary

Dated: November 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21st day of November, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Clayton M. Jones Clayton M. Jones	Chairman of the Board, President and Chief Executive Officer (principal executive officer)

DONALD R. BEALL*	Director

ANTHONY J. CARBONE*	Director

MICHAEL P.C. CARNS*	Director

CHRIS A. DAVIS*	Director

RICHARD J. FERRIS*	Director

CHERYL L. SHAVERS*	Director

JOSEPH F. TOOT, JR.*	Director

/s/Patrick E. Allen Patrick E. Allen	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ David H. Brehm David H. Brehm	Vice President, Finance and Controller (principal accounting officer)

*By	/s/ Gary R. Chadick
Gary R. Chadick, Attorney-in-fact**

**	By authority of the powers of attorney filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Rockwell Collins, Inc.

We have audited the consolidated financial statements of Rockwell Collins, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and October 1, 2004, and for each of the three years in the period ended September 30, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, and the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, and have issued our reports thereon dated November 4, 2005; such consolidated financial statements and reports are included in your 2005 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 4, 2005

S-1

SCHEDULE II

ROCKWELL COLLINS, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2005, 2004 and 2003

(in millions)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Other		Deductions (b)	Balance at End of Year
Year ended September 30, 2005:
Allowance for doubtful accounts	$16	$1	$—		$(6)	$11
Allowance for excess and obsolete inventories	102	21	9	(a)	(29)	103

Year ended September 30, 2004:
Allowance for doubtful accounts	17	3	—		(4)	16
Allowance for excess and obsolete inventories	98	32	—		(28)	102

Year ended September 30, 2003:
Allowance for doubtful accounts	16	4	—		(3)	17
Allowance for excess and obsolete inventories	102	18	—		(22)	98

(a)	Amount relates to the TELDIX GmbH acquisition.
(b)	Amounts written off.

S-2

EXHIBIT INDEX

Exhibit Number	Description

*10-a-1	The Company’s 2001 Long-Term Incentives Plan, as amended by the Company’s Board of Directors on September 8, 2005.

*10-q-1	Form of Three-Year Performance Awards Agreement for Persons With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan.

*10-q-2	Form of Three-Year Performance Awards Agreement for Persons Not With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	Portions of the 2005 Annual Report to Shareowners of the Company incorporated herein by reference.

21	List of subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

E-1