Form 10-Q
period 2005-12-31
ROCKWELL COLLINS INC
filed 2006-01-26
CIK 1137411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005.

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

(Office of the Corporate Secretary)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

172,282,934 shares of registrant’s Common Stock, par value $.01 per share, were outstanding on January 17, 2006.

ROCKWELL COLLINS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Unaudited)

(in millions, except per share amounts)

	December 31, 2005	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$133	$145
Receivables	690	736
Inventories	687	678
Current deferred income taxes	178	178
Other current assets	49	43

Total current assets	1,737	1,780
Property	474	473
Intangible Assets	110	113
Goodwill	457	458
Other Assets	327	324

TOTAL ASSETS	$3,105	$3,148

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Accounts payable	$223	$283
Compensation and benefits	193	272
Income taxes payable	43	48
Product warranty costs	178	172
Advance payments from customers	208	194
Other current liabilities	210	215

Total current liabilities	1,055	1,184

Long-Term Debt	199	200
Retirement Benefits	764	758
Other Liabilities	70	67

Shareowners’ Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,268	1,263
Retained earnings	846	771
Accumulated other comprehensive loss	(606)	(604)
Common stock in treasury, at cost (shares held: December 31, 2005, 11.4; September 30, 2005, 11.3)	(493)	(493)

Total shareowners’ equity	1,017	939

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$3,105	$3,148

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended December 31
	2005	2004
Sales:
Product sales	$793	$673
Service sales	88	90

Total sales	881	763

Costs, expenses and other:
Product cost of sales	569	486
Service cost of sales	61	59
Selling, general and administrative expenses	97	87
Interest expense	3	3
Other income, net	(2)	(1)

Total costs, expenses and other	728	634

Income before income taxes	153	129

Income tax provision	49	39

Net income	$104	$90

Earnings per share:
Basic	$0.60	$0.51
Diluted	$0.59	$0.50

Weighted average common shares:
Basic	172.8	177.2
Diluted	175.5	180.2

Cash dividends per share	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended December 31
	2005	2004
Operating Activities:
Net income	$104	$90
Adjustments to arrive at cash provided by operating activities:
Depreciation	20	21
Amortization of intangible assets	4	4
Stock-based compensation	4	—
Compensation and benefits paid in common stock	11	22
Other income tax benefits, net	1	7
Pension plan contributions	(2)	(2)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	45	(10)
Inventories	(11)	15
Accounts payable	(48)	(40)
Compensation and benefits	(79)	(50)
Other assets and liabilities	8	(5)

Cash Provided by Operating Activities	57	52

Investing Activities:
Property additions	(30)	(21)
Proceeds from disposition of property	—	2
Acquisition of intangible assets	—	(7)

Cash Used for Investing Activities	(30)	(26)

Financing Activities:
Purchases of treasury stock	(33)	(27)
Cash dividends	(21)	(21)
Proceeds from exercise of stock options	12	23
Excess tax benefit from stock-based compensation	4	—

Cash Used for Financing Activities	(38)	(25)

Effect of exchange rate changes on cash and cash equivalents	(1)	(5)

Net Change in Cash and Cash Equivalents	(12)	(4)
Cash and Cash Equivalents at Beginning of Period	145	196

Cash and Cash Equivalents at End of Period	$133	$192

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business Description and Basis of Presentation

Rockwell Collins, Inc. (the Company or Rockwell Collins) provides design, production and support of communications and aviation electronics solutions for commercial and military customers worldwide.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, including the financial statements in Exhibit 13 incorporated by reference in the Form 10-K.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	New Accounting Standard

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) related to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 12 for information regarding the Company’s adoption of SFAS 123R.

3.	Acquisitions

On March 31, 2005, the Company acquired 100% of the stock of TELDIX GmbH (TELDIX), a leading provider of military aviation electronics products and services, based in Heidelberg, Germany. TELDIX supplies a broad portfolio of complex military aircraft computer products, advanced mechanical space mechanisms and related support services primarily to major prime contractors throughout Europe. The acquisition of TELDIX broadens the Company’s European presence and provides complementary product lines that will allow the Company to enhance its offerings to customers worldwide and should provide new channel-to-market opportunities for the Company’s current products and services. The purchase price, net of cash acquired, was $19 million. Based on a preliminary purchase price allocation, $45 million has been allocated to goodwill and $15 million to finite lived intangible assets with a weighted average life of approximately 11 years. The excess purchase price over net assets acquired reflects the Company’s view that there are opportunities to expand its market share in the European region. Approximately 18 percent of the goodwill resulting from this acquisition is tax deductible. Goodwill is included within the assets of the Government Systems segment.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Receivables

Receivables are summarized as follows (in millions):

	December 31, 2005	September 30, 2005
Billed	$564	$613
Unbilled	195	201
Less progress payments	(58)	(67)

Total	701	747
Less allowance for doubtful accounts	(11)	(11)

Receivables	$690	$736

As of December 31, 2005 and September 30, 2005, the portion of receivables outstanding that are not expected to be collected within the next twelve months is approximately $5 million and $3 million, respectively.

As of September 30, 2005, billed accounts receivable included $36 million of payments withheld by an international commercial airline customer due to performance related matters on an in-flight entertainment contract. As a result of improved performance on the in-flight entertainment contract, the total balance withheld by this customer decreased to $15 million as of December 31, 2005.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

5.	Inventories

Inventories are summarized as follows (in millions):

	December 31, 2005	September 30, 2005
Finished goods	$144	$162
Work in process	279	272
Raw materials, parts, and supplies	331	319

Total	754	753
Less progress payments	(67)	(75)

Inventories	$687	$678

The Company defers certain pre-production engineering costs as work-in-process inventory in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees typically take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. Deferred pre-production engineering costs were $72 million and $68 million at December 31, 2005 and September 30, 2005, respectively.

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to life-time buy inventory and certain pre-production engineering costs. Life-time buy inventory is inventory that is typically no longer being produced by the Company’s vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product. Inventory not expected to be realized within one year is $142 million and $146 million at December 31, 2005 and September 30, 2005, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Property

Property is summarized as follows (in millions):

	December 31, 2005	September 30, 2005
Land	$30	$30
Buildings and improvements	253	249
Machinery and equipment	661	655
Information systems software and hardware	240	236
Construction in progress	46	44

Total	1,230	1,214
Less accumulated depreciation	(756)	(741)

Property	$474	$473

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended December 31, 2005 are summarized as follows (in millions):

	Government Systems	Commercial Systems	Total
Balance at September 30, 2005	$278	$180	$458
Currency translation adjustment	(1)	—	(1)

Balance at December 31, 2005	$277	$180	$457

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment.

Intangible assets are summarized as follows (in millions):

	December 31, 2005			September 30, 2005
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$121	$(49)	$72	$121	$(46)	$75
License agreements	21	(5)	16	21	(5)	16
Customer relationships	23	(8)	15	22	(7)	15
Trademarks and tradenames	10	(5)	5	10	(5)	5
Intangible assets with indefinite lives:
Trademarks and tradenames	2	—	2	2	—	2

Intangible assets	$177	$(67)	$110	$176	$(63)	$113

Amortization expense for intangible assets for both the three months ended December 31, 2005 and 2004 was $4 million. Annual amortization expense for intangible assets for 2006, 2007, 2008, 2009, and 2010 is expected to be $18 million, $18 million, $17 million, $17 million, and $16 million, respectively.

8.	Other Assets

Other assets are summarized as follows (in millions):

	December 31, 2005	September 30, 2005
Long-term deferred income taxes	$172	$173
Investments in equity affiliates	70	71
Exchange and rental assets, net of accumulated depreciation of $87 at December 31, 2005 and $85 at September 30, 2005	35	37
Other	50	43

Other assets	$327	$324

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investments in equity affiliates consist of investments in four joint ventures, each of which is 50 percent owned by the Company and accounted for under the equity method. The Company’s joint ventures consist of Rockwell Scientific, LLC (RSC), Vision Systems International, LLC, Data Link Solutions, LLC, and Integrated Guidance Systems, LLC (IGS).

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $30 million and $29 million for the three months ended December 31, 2005 and 2004, respectively. The deferred portion of profit generated from sales to equity affiliates was not significant as of December 31, 2005 and September 30, 2005.

The Company shares equally with Rockwell Automation, Inc. (Rockwell Automation) in providing a $6 million line-of-credit to RSC, which bears interest at the greater of the Company’s or Rockwell Automation’s commercial paper borrowing rate. At December 31, 2005, no borrowings were due from RSC under this line-of-credit. RSC performed research and development efforts on behalf of the Company in the amount of $2 million for each of the three months ended December 31, 2005 and 2004.

IGS is a joint venture with Honeywell International Inc. established in November of 2005 for the joint pursuit of integrated precision guidance solutions for worldwide guided weapons systems. IGS did not have any significant activity in the three months ended December 31, 2005.

9.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31, 2005	September 30, 2005
Customer incentives	115	116
Contract reserves	40	36
Other	55	63

Other current liabilities	$210	$215

10.	Debt

Revolving Credit Facility

On May 24, 2005, the Company entered into an $850 million five-year unsecured revolving credit facility with various banks. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio was 16 percent as of December 31, 2005.

Long-term Debt

Long-term debt and a reconciliation to the carrying amount is summarized as follows (in millions):

	December 31, 2005	September 30, 2005
Principal amount of Notes due December 1, 2013	$200	$200
Fair value swap adjustment (Note 16)	(1)	—

Long-term debt	$199	$200

Interest paid on debt for the three months ended December 31, 2005 and 2004 was $5 million and $4 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Retirement Benefits

Pension Benefits

The components of expense for pension benefits for the three months ended December 31, 2005 and 2004 are as follows (in millions):

	Three Months Ended December 31
	2005	2004
Service cost	$12	$9
Interest cost	35	35
Expected return on plan assets	(45)	(44)
Amortization:
Prior service cost	(4)	(4)
Net actuarial loss	20	12

Net benefit expense	$18	$8

During each of the three months ended December 31, 2005 and 2004, the Company made $2 million of contributions to its non-qualified pension plan. The Company is not required to make any contributions to its U.S. qualified pension plans in 2006 pursuant to governmental regulations and current projections indicate that none will be required in 2007; however, future funding requirements are difficult to estimate as such estimates are dependent upon market returns, interest rates, and changes to current regulations. The Company currently has no plans to make additional discretionary contributions to its U.S. qualified pension plans in 2006. Contributions to the Company’s international plans and the non-qualified plan are expected to approximate $11 million in 2006.

Other Retirement Benefits

The components of expense for other retirement benefits for the three months ended December 31, 2005 and 2004 are as follows (in millions):

	Three Months Ended December 31
	2005	2004
Service cost	$1	$1
Interest cost	4	4
Amortization:
Prior service cost	(10)	(10)
Net actuarial loss	5	5

Net benefit income	$—	$—

12.	Stock-Based Compensation

Adoption of SFAS 123R

Prior to October 1, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under the intrinsic value method, compensation expense is recorded for the excess of the stock’s quoted market price at the time of grant over the amount an employee had to pay to acquire the stock. As the Company’s various incentive plans require stock options to be granted at prices equal to or above the fair market value of the Company’s common stock on the grant dates, no compensation expense was recorded prior to October 1, 2005 under the intrinsic value method.

The Company has adopted SFAS 123R using the modified prospective method, which requires the application of SFAS 123R as of October 1, 2005. Under this method, stock-based compensation expense for the three months ended December 31, 2005 includes the requisite service period of the grant date fair value portion of: (a) all awards of equity instruments granted prior to, but not yet vested as of September 30, 2005; and (b) all awards of equity instruments granted subsequent to September 30, 2005. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total stock-based compensation expense included within the condensed consolidated statement of operations for the three months ended December 31, 2005 was $4 million ($3 million after taxes), or 2 cents per basic and diluted share. Stock-based compensation expense was recorded in Product Cost of Sales and Selling, General, and Administrative Expenses in the amounts of $1 million and $3 million, respectively, in the condensed consolidated statement of operations. For the full year 2006, the Company expects the adoption of SFAS 123R will reduce basic and diluted earnings per share by approximately 6 cents. In accordance with the modified prospective adoption method of SFAS 123R, financial results for the prior periods have not been restated.

Stock-Based Compensation Program Description

Under the Company’s 2001 Long-Term Incentives Plan and Directors Stock Plan, up to 14.3 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights, and restricted stock. Shares available for future grant or payment under these plans were 5.5 million at December 31, 2005.

Options to purchase common stock of the Company have been granted under various incentive plans to directors, officers and other key employees. All of the Company’s stock-based incentive plans require options to be granted at prices equal to or above the fair market value of the common stock on the dates the options are granted. The plans provide that the option price for certain options granted under the plans may be paid by the employee in cash, shares of common stock, or a combination thereof. Certain option awards provide for accelerated vesting if there is a change in control. Stock options generally expire ten years from the date they are granted and vest ratably over three years except for approximately 1.0 million performance-vesting options that vest at the earlier of (a) the date the market price of the Company’s common stock reaches a specific level for a pre-determined period of time or certain other financial performance criteria are met, or (b) a period of six to nine years from the date they were granted.

Historically, the Company has utilized stock options as the primary component of the Company’s stock-based incentive plans for officers and other key employees. During the three months ended December 31, 2005, the Company elected to use fewer stock options as part of the long-term incentive plans and introduce multi-year performance shares and restricted stock. Both the performance shares and restricted stock vest at the end of three years. The number of performance shares that will ultimately be issued is based on targets for fiscal years 2006 through 2008 that consider cumulative sales growth and return on sales with an additional potential adjustment up or down depending on the Company’s total return to shareowners compared to a group of peer companies. Employee restricted shares have a three year cliff vesting period. The Company’s stock-based compensation awards are designed to align management’s interests with those of our shareowners and to reward outstanding company performance. The Company’s stock-based compensation awards serve as an important retention tool because the awards generally vest over a three-year period.

During the three months ended December 31, 2005, the Company granted 76,499 performance shares at target levels and 47,250 restricted shares. The maximum number of performance shares that could be issued based on the target levels for fiscal years 2006 through 2008 is 183,598. The weighted-average grant date fair value of the performance shares and restricted shares granted during the three months ended December 31, 2005 was $44.85 per share. As of December 31, 2005, there was $4 million and $2 million of total unrecognized compensation cost related to the performance shares and restricted shares, respectively, which is expected to be recognized over a period of 2.8 years.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pro Forma Information for Periods Prior to Fiscal 2006

The following table illustrates the effect on net income and earnings per share if the Company had accounted for its stock-based compensation plans using the fair value method for the three months ended December 31, 2004 (in millions, except per share amounts):

Three Months Ended December 31, 2004
Net income, as reported	$90
Stock-based employee compensation included in reported net income, net of tax	—
Stock-based employee compensation determined under the fair value based method, net of tax	(4)

Pro forma net income	$86

Earnings per share:
Basic – as reported	$0.51
Basic – pro forma	$0.49
Diluted – as reported	$0.50
Diluted – pro forma	$0.48

General Option Information

The following summarizes the activity of the Company’s stock options for the three months ended December 31, 2005:

	Three Months Ended December 31, 2005
(shares and aggregate intrinsic value in thousands)	Shares	Aggregate Intrinsic Value	Weighted Average
			Remaining Contractual Term	Exercise Price
Number of shares under option:
Outstanding at beginning of period	10,428			$26.52
Granted	567			44.85
Exercised	(481)			24.12
Canceled or expired	(12)			28.43

Outstanding at end of period	10,502	$197,956	5.8	$27.62

Exercisable at end of period	7,683	$166,579	5.2	$24.79

The weighted-average grant date fair value of options granted during the three months ended December 31, 2005 was $13.33 per share. The total pretax difference between the fair value and exercise price of options exercised during the three months ended December 31, 2005 was $12 million, which resulted in a tax deduction of $4 million.

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended December 31, 2005:

	Three Months Ended December 31, 2005
(shares in thousands)	Shares	Weighted Average Exercise Price
Nonvested at beginning of period	3,281	$32.49
Granted	567	44.85
Vested	(1,029)	31.49

Nonvested at end of period	2,819	$35.34

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total fair value of options vested during the three months ended December 31, 2005 was $10 million. Total unrecognized compensation expense for options that have not vested as of December 31, 2005 is $21 million and will be recognized over a weighted average period of 1.6 years.

Stock Option Fair Value Information

The Company’s determination of fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These factors include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, the projected employee stock option exercise term, the expected dividend yield, and the risk-free interest rate. Changes in the subjective assumptions can materially affect the estimated value of the stock options.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following assumptions:

	2006 Grants	2005 Grants
Risk-free interest rate (U.S. Treasury zero coupon issues)	4.38%	3.55%
Expected dividend yield	1.08%	1.50%
Expected volatility	0.30	0.30
Expected life	5 years	5 years

The Company’s shares have only been publicly traded since the Company’s spin-off from Rockwell International on June 29, 2001. As a result, the Company cannot evaluate historical volatility prior to June 29, 2001. To estimate expected volatility for the Company’s stock options, the Company considered its own volatility since the spin-off along with expected volatility that the Company believes marketplace participants would likely consider in determining an exchange price for an option of Rockwell Collins common stock. In addition, the Company evaluated the expected volatility of similar public companies in our industry in comparison to the actual historical volatility since the Company’s common shares became publicly traded in 2001.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The binomial lattice model assumes that employees’ exercise behavior is a function of the option’s remaining expected life and the extent to which the option is in-the-money. The binomial lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by the Company.

Employee Benefits Paid in Company Stock

During the three months ended December 31, 2005 and 2004, 0.2 million and 0.7 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $11 million and $22 million for the respective periods.

13.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended December 31
	2005	2004
Net income	$104	$90
Unrealized foreign currency translation adjustment	(3)	9
Foreign currency cash flow hedge adjustment	1	2

Comprehensive income	$102	$101

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended December 31
	2005	2004
Earnings from equity affiliates	$2	$1
Interest income	1	1
Royalty income	1	—
Other, net	(2)	(1)

Other income, net	$2	$1

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the effective income tax rate expected to be applicable for the full year, which includes tax items that are discrete to a specific quarter. Tax items discrete to a specific quarter are included in the effective tax rate for that quarter and are not pro-rated for the full year. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended December 31, 2005 and 2004, the effective income tax rate was 32.0 percent and 30.2 percent, respectively.

On January 9, 2006, the Internal Revenue Service (IRS) completed its tax return audits, other than for the Extraterritorial Income Exclusion, for 2002 and 2003. The completion of the IRS audits did not have a material effect on the Company’s results of operations, financial condition, or cash flows.

The Company paid income taxes, net of refunds, of $49 million and $16 million during the three months ended December 31, 2005 and 2004, respectively.

16.	Financial Instruments

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	Asset (Liability)
	December 31, 2005		September 30, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$133	$133	$145	$145
Long-term debt	(199)	(194)	(200)	(197)
Interest rate swaps	(1)	(1)	—	—
Foreign currency forward exchange contracts	(4)	(4)	(5)	(5)
Accelerated share repurchase agreements	—	—	—	(6)

The fair value of cash and cash equivalents approximate its carrying value due to the short-term nature of the instruments. The fair value of long-term debt is based on quoted market prices for debt with similar terms and maturities.

The Company uses derivative financial instruments in the form of interest rate swaps and foreign currency forward exchange contracts to manage interest rate risk and foreign currency risk, respectively. The Company’s policy is to execute such instruments with creditworthy financial institutions and not enter into derivative financial instruments for speculative purposes.

On November 20, 2003, the Company entered into two interest rate swap contracts (the Swaps) which expire on December 1, 2013 and effectively converted $100 million aggregate principal amount of the Notes to floating rate debt based on six-month LIBOR less 7.5 basis points. The Company has designated the Swaps as fair value hedges. Accordingly, the fair values of the Swaps are recorded in Other Assets or Other Liabilities on the Condensed Consolidated Statement of Financial Position and the carrying value of the underlying debt is adjusted by an equal amount. The fair value of the interest rate swaps is based on quoted market prices for contracts with similar maturities.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At December 31, 2005 and September 30, 2005, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $220 million and $234 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of these foreign currency contracts at December 31, 2005 and September 30, 2005 were net liabilities of $4 million and $5 million, respectively.

Accelerated Share Repurchase

On August 16, 2005, the Company entered into accelerated share repurchase agreements with an investment bank under which the Company repurchased 4 million shares of its outstanding common shares at an initial price of $49.10 per share, representing the August 16, 2005 closing price of the Company’s common shares. Initial consideration paid to repurchase the shares of approximately $196 million was recorded as a treasury stock repurchase in fiscal 2005 which resulted in a reduction of Shareowners’ Equity.

The agreements contained a forward sale contract whereby the 4 million borrowed shares held by the investment bank that were sold to the Company were covered by share purchases by the investment bank in the open market over a subsequent period of time that could end no later than December 31, 2005. The agreements were subject to a purchase price adjustment based on the volume-weighted average price of the Company’s shares purchased during the period less a discount as defined in the agreements. The purchase price adjustment could have been settled, at the Company’s option, in cash or in shares of its common stock. In December 2005, the Company, at its option, received $8 million (net of related settlement fees and expenses) in shares of its common stock from the investment bank in full settlement of the agreements (0.2 million shares). The amount received from the investment bank was based on the difference between the initial August 16, 2005 closing price of $49.10 per share and the volume-weighted average price of the Company’s common stock from August 17, 2005 to settlement.

The Company accounted for the forward sale contract in the agreements as an equity instrument. As the fair value of the forward sale contract in the agreements at inception was zero and since the agreements were settled in shares of the Company’s common stock, no accounting for the forward sale contract in the agreements was required.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows (in millions):

	Three Months Ended December 31
	2005	2004
Balance at beginning of year	$172	$154
Warranty costs incurred	(12)	(11)
Product warranty accrual	16	15
Pre-existing warranty adjustments	2	2

Balance at December 31	$178	$160

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Letters of credit

The Company has contingent commitments in the form of commercial letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at December 31, 2005 were $101 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company also provides indemnifications of varying scope and amounts to certain customers against claims of product liability or intellectual property infringement made by third parties arising from the use of Company or customer products or intellectual property. These indemnifications generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party product liability or intellectual property claims arising from these transactions.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. The Company is currently involved in the investigation or remediation of ten sites under these regulations or pursuant to lawsuits asserted by third parties. Certain of these sites relate to properties purchased in connection with the Company’s acquisition of Kaiser Aerospace & Electronics Corporation (Kaiser). Rockwell Collins has certain rights to indemnification from escrow funds set aside at the time of acquisition that management believes are sufficient to address the Company’s potential liability related to the Kaiser related environmental matters. As of December 31, 2005, management estimates that the total reasonably possible future costs the Company could incur from these matters to be approximately $11 million. The Company has recorded environmental reserves for these matters of $4 million as of December 31, 2005, which represents management’s best estimate of the probable future cost for these matters.

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

20.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended December 31
	2005	2004
Sales:
Government Systems	$473	$390
Commercial Systems	408	373

Total sales	$881	$763

Segment operating earnings:
Government Systems	$93	$70
Commercial Systems	78	72

Total segment operating earnings	171	142
Interest expense	(3)	(3)
Earnings from corporate-level equity affiliate	1	1
Stock-based compensation	(4)	—
General corporate, net	(12)	(11)

Income before income taxes	153	129
Income tax provision	49	39

Net income	$104	$90

The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings. The Company’s definition of segment operating earnings excludes income taxes, stock-based compensation, unallocated general corporate expenses, interest expense, gains and losses from the disposition of businesses, non-recurring charges resulting from purchase accounting such as purchased research and development charges, earnings and losses from corporate-level equity affiliates, asset impairment charges, and other special items as identified by management from time to time. Intersegment sales are not material and have been eliminated.

The following table summarizes sales by product category for the three months ended December 31, 2005 and 2004 (in millions):

	Three Months Ended December 31
	2005	2004
Defense electronics	$342	$266
Defense communications	131	124
Air transport aviation electronics	222	202
Business and regional aviation electronics	186	171

Total	$881	$763

Product line disclosures for defense-related products are delineated based upon their underlying technologies while the air transport and business and regional aviation electronics product lines are delineated based upon the difference in underlying customer base, size of aircraft, and markets served.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three months ended December 31, 2005 and 2004 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended December 31, 2005 and 2004

Sales

(dollars in millions)	Three Months Ended December 31
	2005	2004
Total sales	$881	$763
Percent increase	15%

Total sales for the three months ended December 31, 2005 increased 15 percent to $881 million compared to the three months ended December 31, 2004. TELDIX GmbH (TELDIX), acquired on March 31, 2005, contributed $23 million or 3 percentage points of the revenue growth. Government Systems sales increased 21 percent compared to the same period in the prior year due primarily to continued strong demand from the U.S. Government for defense related products and the incremental TELDIX sales. Commercial Systems sales increased 9 percent compared to the same period last year due primarily to higher production rates for new air transport and business aircraft. See the following operating segment sections for further discussion of sales for the three months ended December 31, 2005 and 2004.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)	Three Months Ended December 31
	2005	2004
Net income	$104	$90
Net income as a percent of sales	11.8%	11.8%
Diluted earnings per share	$0.59	$0.50

Net income for the three months ended December 31, 2005 increased 16 percent to $104 million, or 11.8 percent of sales, from net income of $90 million, or 11.8 percent of sales, for the three months ended December 31, 2004. Diluted earnings per share for the three months ended December 31, 2005 was 59 cents compared to 50 cents for the three months ended December 31, 2004. The increase in net income and diluted earnings per share for the three months ended December 31, 2005 compared to the same period last year was primarily the result of a combination of increased sales volume, cost containment and operational efficiency initiatives, and lower incentive compensation costs, which more than offset higher pension costs, higher research and development expenditures, a higher effective tax rate, and expensing stock-based compensation. Diluted earnings per share for the three months ended December 31, 2005 also benefited from our share repurchase program.

Government Systems Financial Results

Government Systems’ Sales

The following table presents Government Systems’ sales by product category:

(dollars in millions)	Three Months Ended December 31
	2005	2004
Defense electronics	$342	$266
Defense communications	131	124

Total	$473	$390

Percent increase	21%

Defense electronics sales increased $76 million, or 29 percent, for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. Incremental sales from TELDIX, acquired on March 31, 2005, provided 9 percentage points of this sales growth. The organic sales growth is due primarily to higher revenues related to ground force and airborne navigation products, electronics systems upgrade programs for various fixed and rotary-wing military aircraft, and helmet mounted and fixed-wing aircraft display programs.

Defense communications sales increased $7 million, or 6 percent, for the three months ended December 31, 2005 compared to the same period last year as higher revenues from advanced communications and data link development programs more than offset lower Joint Tactical Radio System development program revenues.

Government Systems’ Segment Operating Earnings

(dollars in millions)	Three Months Ended December 31
	2005	2004
Segment operating earnings	$93	$70
Percent of sales	19.7%	17.9%

Government Systems’ operating earnings increased 33 percent to $93 million, or 19.7% of sales, for the three months ended December 31, 2005 compared to operating earnings of $70 million, or 17.9% of sales, for the same period a year ago. The higher operating earnings and operating margin were attributable to the combination of the higher sales and lower operating expenses as a percent of sales primarily as a result of operational efficiencies gained from enhanced engineering resource utilization and lower incentive compensation costs. These improvements more than offset the impact of higher pension costs and lower margin TELDIX revenues.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table presents Commercial Systems’ sales by product category:

(dollars in millions)	Three Months Ended December 31
	2005	2004
Air transport aviation electronics	$222	$202
Business and regional aviation electronics	186	171

Total	$408	$373

Percent increase	9%

Air transport aviation electronics sales increased $20 million, or 10 percent, for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. This sales growth is primarily attributed to higher sales of flight-deck avionics related to original equipment manufacturer (OEM) deliveries.

Business and regional aviation electronics sales increased $15 million, or 9 percent, for the three months ended December 31, 2005 compared to the same period in the prior year. This sales growth is attributed to significantly higher sales of flight-deck avionics and cabin electronics systems.

The following table presents Commercial Systems’ sales based on the type of product or service:

(in millions)	Three Months Ended December 31
	2005	2004
Aftermarket	$206	$218
Original equipment	202	155

Total	$408	$373

Aftermarket sales decreased $12 million, or 6 percent, for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 due primarily to lower regulatory mandate program revenues and lower IFE retrofit and spares revenue partially offset by higher core service and support and avionics spares and retrofit revenues.

Original equipment sales increased $47 million, or 30 percent, for the three months ended December 31, 2005 compared to the same period in the prior year as higher sales of flight deck avionics and IFE equipment for new air transport aircraft and higher sales of flight-deck avionics and cabin electronics systems for new business jet aircraft as a result of accelerating air transport and business jet production rates were partially offset by the impact of lower sales to regional jet OEMs.

Commercial Systems’ Segment Operating Earnings

(dollars in millions)	Three Months Ended December 31
	2005	2004
Segment operating earnings	$78	$72
Percent of sales	19.1%	19.3%

Commercial Systems’ operating earnings increased 8 percent to $78 million, or 19.1% of sales, for the three months ended December 31, 2005 compared to operating earnings of $72 million, or 19.3% of sales for the three months ended December 31, 2004. The increase in segment operating earnings is attributable primarily to the increase in sales volume and lower incentive compensation costs, offset by higher research and development expenditures related to a number of new aircraft positions and higher pension costs, resulting in comparable operating margins compared to the prior year.

Stock-Based Compensation

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. For information on the Company’s adoption of SFAS 123R, see Note 12 of the condensed consolidated financial statements.

Retirement Benefits

Net benefit expense for pension benefits and other retirement benefits are as follows (in millions):

	Three Months Ended December 31
	2005	2004
Pension benefits	$18	$8
Other retirement benefits	—	—

Net benefit expense	$18	$8

Pension Benefits

Pension expense for the full year 2006 is expected to be $70 million compared to $31 million for the full year 2005. The increase in pension expense is due primarily to a lower discount rate and higher pensionable earnings.

Other Retirement Benefits

We expect to generate income related to our Other Retirement Benefits of approximately $2 million for the full year 2006, compared to the full year 2005 expense of $1 million.

Income Taxes

At the end of each interim reporting period we make an estimate of the annual effective tax rate. Tax items included in the annual effective tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended December 31, 2005 and 2004, the effective income tax rate was 32.0 percent and 30.2 percent, respectively. The effective tax rate was higher than 30 percent for the three months ended December 31, 2005 because the Federal Research and Development (“R&D”) Tax Credit was not extended beyond December 31, 2005. For the full year, we anticipate the effective tax rate to be approximately 30 percent if the R&D Tax Credit, which provides a tax benefit on certain incremental R&D expenditures, is extended to December 31, 2006, as currently proposed in both the House and Senate tax bills. If the R&D Tax Credit is not extended beyond December 31, 2005 to December 31, 2006, our effective tax rate for the full year is expected to be approximately 32 percent. The difference between our effective tax rate and the statutory tax rate of 35% is primarily the result of the tax benefits derived from the R&D Tax Credit and the Extraterritorial Income Exclusion (“ETI”), which provides a tax benefit on export sales.

The American Jobs Creation Act of 2004 (“the Act”) provides for a special one-time deduction of 85 percent of certain foreign earnings repatriated into the U.S. from non-U.S. subsidiaries through September 30, 2006. Based on the guidance provided from the IRS to date, we have completed our evaluation of the merits of repatriating funds under the Act. We plan to repatriate approximately $100 million of unremitted non-U.S. earnings in 2006 in accordance with the provisions of the Act and recorded a $2 million tax liability in fiscal 2005 related to the planned repatriation.

Outlook

A summary of our 2006 anticipated results is as follows:

•	Total sales in the range of $3.8 billion to $3.9 billion.

•	Diluted earnings per share in the range of $2.55 to $2.65.

•	Government Systems’ sales growth in the range of 14 to 16 percent from 2005 sales with operating margins of approximately 19 percent.

•	Commercial Systems’ sales growth in the range of 7 to 9 percent from 2005 sales, with operating margins in the range of 19 to 20 percent.

•	Cash provided by operating activities of approximately $600 million.

•	Capital expenditures of approximately $140 million.

•	Total company and customer-funded research and development expenditures of approximately $690 million or about 18 percent of total sales.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities

(in millions)	Three Months Ended December 31
	2005	2004
Cash provided by operating activities	$57	$52

The increase in operating cash flow during the three months ended December 31, 2005 compared to the same period last year was principally due to $55 million in higher cash flows on accounts receivable collections and higher net income of $14 million partially offset by increased compensation and benefit payments of $29 million and higher income taxes paid of $33 million.

Investing Activities

(in millions)	Three Months Ended December 31
	2005	2004
Cash used for investing activities	$(30)	$(26)

Capital expenditures increased to $30 million in the three months ended December 31, 2005 from $21 million for the same period last year. We expect capital expenditures for the full year 2006 to be approximately $140 million compared to full year 2005 capital expenditures of $111 million. Demand for new test equipment to support new programs is the primary driver of increased capital expenditures.

Financing Activities

(in millions)	Three Months Ended December 31
	2005	2004
Cash used for financing activities	$(38)	$(25)

For the three months ended December 31, 2005 we repurchased 0.7 million shares of common stock at a cost of $33 million compared to 0.7 million shares at a cost of $27 million for the same period last year. Additionally, during the three months ended December 31, 2005, we received 0.2 million shares in a non-cash settlement of two accelerated share repurchase agreements entered into on August 16, 2005. For further information regarding the accelerated share repurchase agreements, see Note 16 of the condensed consolidated financial statements. For the three months ended December 31, 2005, we received $12 million from the exercise of stock options compared to $23 million for the same period last year. We paid cash dividends of $21 million during both the three months ended December 31, 2005 and 2004.

Cash generated by operations combined with our borrowing capacity is expected to meet the foreseeable future operating cash flow needs, capital expenditures, dividend payments, contractual commitments, acquisitions, and share repurchases.

Liquidity

In addition to cash provided by normal operating activities, we utilize a combination of short-term and long-term debt to finance operations. Our primary source of short-term liquidity is through borrowings in the commercial paper market. Our access to that market is facilitated by the strength of our credit ratings and an $850 million committed credit facility with several banks (Revolving Credit Facility). Our current ratings as provided by Moody’s Investors Service (Moody’s), Standard & Poor’s and Fitch, Inc. are A-2 / A / A, respectively, for long-term debt and P-1 / A-1 / F-1, respectively, for short-term debt. All three agencies have stable outlooks on our credit rating.

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. There were no commercial paper borrowings outstanding at December 31, 2005.

Our Revolving Credit Facility consists of an $850 million five-year unsecured revolving credit agreement entered into on May 24, 2005. The Revolving Credit Facility exists primarily to support our commercial paper program, but is available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. Our debt to total capitalization ratio at December 31, 2005 was 16 percent. The Revolving Credit Facility contains covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. The Revolving Credit Facility does not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. In addition, short-term credit facilities available to foreign subsidiaries amounted to $51 million as of December 31, 2005, of which $23 million was utilized to support commitments in the form of commercial letters of credit. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. At December 31, 2005, there were no borrowings outstanding under any of the Company’s credit facilities.

In addition to our credit facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the Notes) under the shelf registration statement. The Notes contain covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. At December 31, 2005, $550 million of the shelf registration was available for future use.

If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include elimination of access to the commercial paper market and an increase in the cost of borrowing. In the event that we do not have access to the commercial paper market, alternative sources of funding could include borrowings under the Revolving Credit Facility, funds available from the issuance of securities under our shelf registration, and potential asset securitization strategies.

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 18 of the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments, and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of the Company’s financial statements are described in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. Actual results in these areas could differ from management’s estimates.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, accompanied by such phrases as “believes”, “estimates”, “expects”, “could”, “likely”, “anticipates”, “will”, “intends”, and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the health of the global economy, the continued recovery of the commercial aerospace industry and the continued support for military transformation and modernization programs; the potential adverse impact of oil prices on the commercial aerospace industry; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; potential cancellation or termination of contracts, delay of orders or changes in procurement practices or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; performance of our suppliers and subcontractors which we are highly dependent upon for timely, high quality and specification compliant products and services; risks inherent in fixed price contracts, particularly the risk of cost overruns; risk of significant and prolonged disruption to air travel; our ability to execute to our internal performance plans such as our continuous productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products and satisfy our contractual commitments; favorable outcome of certain program restructuring, customer procurements, and congressional approvals; risk of asset impairment and government claims related to our pension plan freeze; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At December 31, 2005, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $199 million and a fair value of $194 million. We converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 7.5 basis points by executing “receive fixed, pay variable” interest rate swap contracts. A 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term debt, exclusive of the effects of the interest rate swap contracts, by $5 million and $6 million, respectively. The $100 million notional value of interest rate swap contracts had a carrying and fair value of $1 million at December 31, 2005. A 10 percent increase or decrease in average market interest rates would increase or decrease the fair value of our interest rate swap contracts by $3 million and $3 million, respectively. Inclusive of the effect of the interest rate swaps, a 10 percent increase or decrease in average market interest rates would not have a material effect on our results of operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10 and 16 in the condensed consolidated financial statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in foreign subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $220 million and $234 million at December 31, 2005 and September 30, 2005, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling, and Japanese yen. The duration of foreign currency contracts is generally two years or less. The net fair value of these foreign currency contracts at

December 31, 2005 and September 30, 2005 were net liabilities of $4 million and $5 million, respectively. If the US dollar increased or decreased in value against all currencies by 10 percent, the effect on the fair value of the foreign currency contracts, our results of operations, cash flows, or financial condition would not be significant at December 31, 2005.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of December 31, 2005, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of December 31, 2005 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1, 2005 through October 31, 2005	—	—	—	$66.3 million
November 1, 2005 through November 30, 2005	—	—	—	$66.3 million
December 1, 2005 through December 31, 2005	876,519	$38.07	876,519	$32.9 million
Total	876,519	$38.07	876,519	$32.9 million

[1]	On April 18, 2005, we announced that our Board authorized the repurchase of $400 million of our common stock. This authorization has no stated expiration. In August 2005, with the Board’s approval, we entered into accelerated share repurchase agreements with an investment bank under which we purchased 4 million shares of our outstanding common stock.
[2]	The average price paid per share for the month of December includes 176,519 shares that were received to settle the accelerated share repurchase agreements. Excluding the impact of the shares received to settle the accelerated share repurchase agreements, the average price paid per share for the period was $47.67.

Item 6. Exhibits

(a) Exhibits

12	Computation of Ratio of Earnings to Fixed Charges for the three months ended December 31, 2005.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: January 26, 2006	By	/s/ D. H. Brehm
D. H. Brehm
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: January 26, 2006	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary