Form 10-Q
period 2006-03-31
ROCKWELL COLLINS INC
filed 2006-04-26
CIK 1137411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006.

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

171,089,570 shares of registrant’s Common Stock, par value $.01 per share, were outstanding on April 17, 2006.

RO CKWELL COLLINS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Unaudited)

(in millions, except per share amounts)

	March 31, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$152	$145
Receivables	749	736
Inventories	707	678
Current deferred income taxes	184	178
Other current assets	55	43

Total current assets	1,847	1,780
Property	495	473
Intangible Assets	108	113
Goodwill	458	458
Other Assets	325	324

TOTAL ASSETS	$3,233	$3,148

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Accounts payable	$265	$283
Compensation and benefits	216	272
Income taxes payable	17	48
Product warranty costs	181	172
Advance payments from customers	208	194
Other current liabilities	193	215

Total current liabilities	1,080	1,184

Long-Term Debt	196	200
Retirement Benefits	768	758
Other Liabilities	70	67

Shareowners’ Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,290	1,263
Retained earnings	910	771
Accumulated other comprehensive loss	(602)	(604)
Common stock in treasury, at cost (shares held: March 31, 2006, 10.8; September 30, 2005, 11.3)	(481)	(493)

Total shareowners’ equity	1,119	939

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$3,233	$3,148

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Sales:
Product sales	$860	$739	$1,653	$1,412
Service sales	97	90	185	180

Total sales	957	829	1,838	1,592

Costs, expenses and other:
Product cost of sales	615	535	1,184	1,021
Service cost of sales	66	65	127	124
Selling, general and administrative expenses	112	97	209	184
Interest expense	3	2	6	5
Other income, net	(1)	(3)	(3)	(4)

Total costs, expenses and other	795	696	1,523	1,330

Income before income taxes	162	133	315	262

Income tax provision	48	38	97	77

Net income	$114	$95	$218	$185

Earnings per share:
Basic	$0.66	$0.53	$1.26	$1.04
Diluted	$0.65	$0.52	$1.24	$1.02
Weighted average common shares:
Basic	172.5	178.8	172.7	178.0
Diluted	175.9	182.0	176.3	181.3
Cash dividends per share	$0.12	$0.12	$0.24	$0.24

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended March 31
	2006	2005
Operating Activities:
Net income	$218	$185
Adjustments to arrive at cash provided by operating activities:
Depreciation	40	43
Amortization of intangible assets	9	9
Stock-based compensation	9	—
Compensation and benefits paid in common stock	25	31
Tax benefit from the exercise of stock options	21	25
Excess tax benefit from stock-based compensation	(21)	—
Deferred income taxes	(7)	8
Pension plan contributions	(8)	(4)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(16)	(31)
Inventories	(34)	(21)
Accounts payable	(16)	4
Compensation and benefits	(56)	(19)
Income taxes	(31)	4
Other assets and liabilities	7	(28)

Cash Provided by Operating Activities	140	206

Investing Activities:
Property additions	(60)	(48)
Acquisition of businesses, net of cash acquired	—	(18)
Proceeds from disposition of property	—	2
Acquisition of intangible assets	—	(7)

Cash Used for Investing Activities	(60)	(71)

Financing Activities:
Purchases of treasury stock	(111)	(106)
Cash dividends	(41)	(43)
Proceeds from exercise of stock options	58	71
Excess tax benefit from stock-based compensation	21	—

Cash Used for Financing Activities	(73)	(78)

Effect of exchange rate changes on cash and cash equivalents	—	3

Net Change in Cash and Cash Equivalents	7	60
Cash and Cash Equivalents at Beginning of Period	145	196

Cash and Cash Equivalents at End of Period	$152	$256

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	New Accounting Standards

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the Company to measure and recognize as compensation, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. See Note 12 for information regarding the Company’s adoption of SFAS 123R.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 provides clarification with respect to the timing of liability recognition for conditional asset retirement obligations when the timing and/or method of settlement of the obligation are conditional on a future event that may or may not be within the control of the Company. FIN 47 also clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than September 30, 2006. The Company is currently evaluating the impact of FIN 47 on the Company’s financial statements.

3.	Acquisitions

In February 2006, the Company entered into a definitive agreement to acquire certain assets and liabilities related to the simulation business of Evans & Sutherland in a $72 million cash transaction. Evans & Sutherland is a leading provider of visual simulation solutions for military and commercial customers. The transaction is still subject to customary closing conditions, including approval from Evans & Sutherland shareholders, and is expected to close during the Company’s third quarter of fiscal 2006. The Company does not expect the acquisition to materially affect the Company’s results of operations for the fiscal year ending September 30, 2006.

On March 31, 2005, the Company acquired 100 percent of the stock of TELDIX GmbH, a leading provider of military aviation electronics products and services, based in Heidelberg, Germany (TELDIX). TELDIX supplies a broad portfolio of complex military aircraft computer products, advanced mechanical space mechanisms and related support services primarily to major prime contractors throughout Europe. The acquisition of TELDIX broadens the Company’s European presence and provides complementary product lines that will allow the Company to enhance its offerings to customers worldwide and should provide new channel-to-market opportunities for the Company’s current products and services. In 2006, the purchase price and purchase price allocation were finalized. The purchase price, net of cash acquired, was $19 million of which $45 million was allocated to goodwill and $15 million to finite lived intangible assets with a weighted average life of approximately 11 years. The excess purchase price over net assets acquired reflects the Company’s view that there are opportunities to expand its market share in the European region. Approximately 18 percent of the goodwill resulting from this acquisition is tax deductible. Goodwill is included within the assets of the Government Systems segment.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Receivables

Receivables are summarized as follows (in millions):

	March 31, 2006	September 30, 2005
Billed	$601	$613
Unbilled	214	201
Less progress payments	(54)	(67)

Total	761	747
Less allowance for doubtful accounts	(12)	(11)

Receivables	$749	$736

As of March 31, 2006 and September 30, 2005, the portion of receivables outstanding that are not expected to be collected within the next twelve months is approximately $5 million and $3 million, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

5.	Inventories

Inventories are summarized as follows (in millions):

	March 31, 2006	September 30, 2005
Finished goods	$150	$162
Work in process	286	272
Raw materials, parts, and supplies	330	319

Total	766	753
Less progress payments	(59)	(75)

Inventories	$707	$678

The Company defers certain pre-production engineering costs as work-in-process inventory in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees typically take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. Deferred pre-production engineering costs were $80 million and $68 million at March 31, 2006 and September 30, 2005, respectively.

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to life-time buy inventory and certain pre-production engineering costs. Life-time buy inventory is inventory that is typically no longer being produced by the Company’s vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product. Inventory not expected to be realized within one year is $141 million and $146 million at March 31, 2006 and September 30, 2005, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Property

Property is summarized as follows (in millions):

	March 31, 2006	September 30, 2005
Land	$30	$30
Buildings and improvements	256	249
Machinery and equipment	670	655
Information systems software and hardware	245	236
Construction in progress	66	44

Total	1,267	1,214
Less accumulated depreciation	(772)	(741)

Property	$495	$473

7.	Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill during the six months ended March 31, 2006. The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company’s 2006 impairment tests yielded no impairment.

Intangible assets are summarized as follows (in millions):

	March 31, 2006			September 30, 2005
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$121	$(52)	$69	$121	$(46)	$75
License agreements	21	(6)	15	21	(5)	16
Customer relationships	26	(9)	17	22	(7)	15
Trademarks and tradenames	10	(5)	5	10	(5)	5
Intangible assets with indefinite lives:
Trademarks and tradenames	2	—	2	2	—	2

Intangible assets	$180	$(72)	$108	$176	$(63)	$113

Amortization expense for intangible assets for the three and six months ended March 31, 2006 and 2005 was $5 million and $9 million, respectively. Annual amortization expense for intangible assets for 2006, 2007, 2008, 2009, and 2010 is expected to be $18 million, $18 million, $17 million, $17 million, and $16 million, respectively.

8.	Other Assets

Other assets are summarized as follows (in millions):

	March 31, 2006	September 30, 2005
Long-term deferred income taxes	$174	$173
Investments in equity affiliates	68	71
Exchange and rental assets, net of accumulated depreciation of $89 at March 31, 2006 and $85 at September 30, 2005	35	37
Other	48	43

Other assets	$325	$324

Investments in equity affiliates consist of investments in four joint ventures, each of which is 50 percent owned by the Company and accounted for under the equity method. The Company’s joint ventures consist of Rockwell Scientific Company, LLC (RSC), Vision Systems International, LLC, Data Link Solutions, LLC, and Integrated Guidance Systems, LLC (IGS).

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $40 million and $70 million for the three and six months ended March 31, 2006, respectively, compared to $30 million and $59 million for the three and six months ended March 31, 2005, respectively. The deferred portion of profit generated from sales to equity affiliates was $3 million at March 31, 2006 and September 30, 2005.

RSC performed research and development efforts on behalf of the Company in the amount of $2 million and $4 million for the three and six months ended March 31, 2006 and 2005, respectively.

IGS is a joint venture with Honeywell International Inc. established in November of 2005 for the joint pursuit of integrated precision guidance solutions for worldwide guided weapons systems. IGS did not have any significant activity in the three and six months ended March 31, 2006.

9.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	March 31, 2006	September 30, 2005
Customer incentives	$107	$116
Contract reserves	33	36
Other	53	63

Other current liabilities	$193	$215

10.	Debt

Revolving Credit Facility

On May 24, 2005, the Company entered into an $850 million five-year unsecured revolving credit facility with various banks. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio was 15 percent as of March 31, 2006.

Long-term Debt

Long-term debt and a reconciliation to the carrying amount is summarized as follows (in millions):

	March 31, 2006	September 30, 2005
Principal amount of Notes due December 1, 2013	$200	$200
Fair value swap adjustment (Note 16)	(4)	—

Long-term debt	$196	$200

Interest paid on debt for the six months ended March 31, 2006 and 2005 was $5 million and $4 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Retirement Benefits

Pension Benefits

The components of expense for pension benefits for the three and six months ended March 31, 2006 and 2005 are as follows (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Service cost	$13	$9	$25	$18
Interest cost	35	35	70	70
Expected return on plan assets	(45)	(44)	(90)	(88)
Amortization:
Prior service cost	(5)	(4)	(9)	(8)
Net actuarial loss	19	11	39	23

Net benefit expense	$17	$7	$35	$15

During the six months ended March 31, 2006, the Company made $8 million of contributions to its non-qualified pension plan and international pension plans. During the six months ended March 31, 2005, the Company made $4 million of contributions to its non-qualified pension plans. The Company is not required to make any contributions to its U.S. qualified pension plans in 2006 pursuant to governmental regulations and current projections indicate that none will be required in 2007; however, future funding requirements are difficult to estimate as such estimates are dependent upon market returns, interest rates, and changes to current regulations. The Company currently has no plans to make additional discretionary contributions to its U.S. qualified pension plans in 2006. Contributions to the Company’s non-qualified and international pension plans are expected to approximate $11 million in 2006.

Other Retirement Benefits

The components of expense (income) for other retirement benefits for the three and six months ended March 31, 2006 and 2005 are as follows (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Service cost	$1	$1	$2	$2
Interest cost	4	5	8	9
Expected return on plan assets	(1)	—	(1)	—
Amortization:
Prior service cost	(10)	(10)	(20)	(20)
Net actuarial loss	5	5	10	10

Net benefit expense (income)	$(1)	$1	$(1)	$1

12.	Stock-Based Compensation

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has adopted SFAS 123R using the modified prospective method as of October 1, 2005. Under this method, stock-based compensation expense for the three and six months ended March 31, 2006 includes the requisite service period portion of the grant date fair value of: (a) all awards of equity instruments granted prior to, but not yet vested as of September 30, 2005; and (b) all awards of equity instruments granted subsequent to September 30, 2005. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation expense included within the condensed consolidated statement of operations for the three and six months ended March 31, 2006 is as follows (in millions, except per share amounts):

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Stock-based compensation expense included in:
Product cost of sales	$1	$2
Service cost of sales	1	1
Selling, general and administrative expenses	3	6

Income before income taxes	$5	$9

Net income	$3	$6

Basic and diluted earnings per share	$0.02	$0.03

For the full year 2006, the Company expects the adoption of SFAS 123R will reduce basic and diluted earnings per share by approximately 6 cents. In accordance with the modified prospective adoption method of SFAS 123R, financial results for the prior periods have not been restated.

Stock-Based Compensation Program Description

Under the Company’s 2001 Long-Term Incentives Plan and Directors Stock Plan, up to 14.3 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights, and restricted stock. Shares available for future grant or payment under these plans were 0.5 million at March 31, 2006.

Under the Company’s 2006 Long-Term Incentives Plan (2006 LTIP Plan), up to 11.0 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other awards. Each share issued pursuant to an award of restricted stock, restricted stock units, performance shares and performance units counts as three shares against the authorized limit. Shares available for future grant or payment under this plan were 10.9 million at March 31, 2006.

Options to purchase common stock of the Company have been granted under various incentive plans to directors, officers and other key employees. All of the Company’s stock-based incentive plans require options to be granted at prices equal to or above the fair market value of the common stock on the dates the options are granted. The plans provide that the option price for certain options granted under the plans may be paid by the employee in cash, shares of common stock, or a combination thereof. Certain option awards provide for accelerated vesting if there is a change in control. Stock options generally expire ten years from the date they are granted and generally vest ratably over three years.

Historically, the Company has utilized stock options as the primary component of the Company’s stock-based incentive plans for officers and other key employees. In 2006, the Company elected to use fewer stock options as part of the long-term incentive plans and introduce multi-year performance shares and restricted stock. Both the performance shares and restricted stock cliff vest at the end of three years. The number of performance shares that will ultimately be issued is based on targets for fiscal years 2006 through 2008 that consider cumulative sales growth and return on sales with an additional potential adjustment up or down depending on the Company’s total return to shareowners compared to a group of peer companies. The Company’s stock-based compensation awards are designed to align management’s interests with those of our shareowners and to reward outstanding company performance. The Company’s stock-based compensation awards serve as an important retention tool because the awards generally vest over a three-year period.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended March 31, 2006, the Company granted 77,344 performance shares at target levels, 55,275 restricted shares, and 10,524 restricted stock units. The maximum number of performance shares that can be issued based on the target levels for fiscal years 2006 through 2008 is 185,626. The weighted-average grant date fair value of the performance shares, restricted shares, and restricted units granted during the six months ended March 31, 2006 was $45.44 per share. As of March 31, 2006, there was $4 million of total unrecognized compensation cost related to the performance shares and $2 million related to the restricted shares, which is expected to be recognized over a period of 2.6 years.

Pro Forma Information for Periods Prior to Fiscal 2006

The following table illustrates the effect on net income and earnings per share if the Company had accounted for its stock-based compensation plans using the fair value method for the three and six months ended March 31, 2005 (in millions, except per share amounts):

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income, as reported	$95	$185
Stock-based employee compensation expense included in reported net income, net of tax	—	—
Stock-based employee compensation expense determined under the fair value based method, net of tax	(4)	(8)

Pro forma net income	$91	$177

Earnings per share:
Basic – as reported	$0.53	$1.04
Basic – pro forma	$0.51	$0.99

Diluted – as reported	$0.52	$1.02
Diluted – pro forma	$0.50	$0.98

General Option Information

The following summarizes the activity of the Company’s stock options for the six months ended March 31, 2006:

	Six Months Ended March 31, 2006
			Weighted Average
(shares and aggregate intrinsic value in thousands)	Shares	Aggregate Intrinsic Value	Remaining Contractual Term	Exercise Price
Number of shares under option:
Outstanding at beginning of period	10,428			$26.52
Granted	573			44.92
Exercised	(2,260)			25.68
Forfeited or expired	(52)			32.72

Outstanding at end of period	8,689	$246,823	6.0	$27.92

Exercisable at end of period	6,534	$203,385	5.2	$25.18

The weighted-average fair value of options granted during the six months ended March 31, 2006 was $13.35 per share. The total pretax difference between the fair value and exercise price of options exercised during the six months ended March 31, 2006 was $57 million, which resulted in a tax deduction of $21 million.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended March 31, 2006:

	Six Months Ended March 31, 2006
	Shares	Weighted Average Exercise Price
(shares in thousands)
Nonvested at beginning of period	3,281	$32.49
Granted	573	44.92
Vested	(1,669)	31.92
Forfeited or expired	(30)	34.69

Nonvested at end of period	2,155	$36.20

The total fair value of options vested during the six months ended March 31, 2006 was $16 million. Total unrecognized compensation expense for options that have not vested as of March 31, 2006 is $18 million and will be recognized over a weighted average period of 2.6 years.

Stock Option Fair Value Information

The Company’s determination of fair value of option awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These factors include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, the projected employee stock option exercise term, the expected dividend yield, and the risk-free interest rate. Changes in the subjective assumptions can materially affect the estimated value of the stock options.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following assumptions:

	2006 Grants	2005 Grants
Risk-free interest rate (U.S. Treasury zero coupon issues)	4.38%	3.55%
Expected dividend yield	1.08%	1.50%
Expected volatility	0.30	0.30
Expected life	5 years	5 years

The Company’s shares have only been publicly traded since the Company’s spin-off from Rockwell International on June 29, 2001. As a result, the Company cannot evaluate historical volatility prior to June 29, 2001. To estimate expected volatility for the Company’s stock options, the Company considered its own volatility since the spin-off as well as the expected volatility of similar public companies.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The binomial lattice model assumes that employees’ exercise behavior is a function of the option’s remaining expected life and the extent to which the option is in-the-money. The binomial lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and forfeitures on all past option grants made by the Company.

Employee Benefits Paid in Company Stock

During the six months ended March 31, 2006 and 2005, 0.5 million and 0.9 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $25 million and $31 million for the respective periods.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Net income	$114	$95	$218	$185
Unrealized foreign currency translation adjustment	3	(4)	—	5
Foreign currency cash flow hedge adjustment	1	(1)	2	1

Comprehensive income	$118	$90	$220	$191

14.	Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Earnings from equity affiliates	$2	$2	$4	$3
Interest income	1	1	2	2
Royalty income	2	1	3	1
Other, net	(4)	(1)	(6)	(2)

Other income, net	$1	$3	$3	$4

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended March 31, 2006 and 2005, the effective income tax rate was 29.6 percent and 28.6 percent, respectively. During the six months ended March 31, 2006 and 2005, the effective income tax rate was 30.8 percent and 29.4 percent, respectively.

On January 9, 2006, the Internal Revenue Service (IRS) completed its tax return audits, other than for the Extraterritorial Income Exclusion, for 2002 and 2003. The completion of the IRS audits did not have a material effect on the Company’s results of operations, financial condition, or cash flows.

The Company paid income taxes, net of refunds, of $124 million and $42 million during the six months ended March 31, 2006 and 2005, respectively.

16.	Financial Instruments

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	Asset (Liability)
	March 31, 2006		September 30, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$152	$152	$145	$145
Long-term debt	(196)	(190)	(200)	(197)
Interest rate swaps	(4)	(4)	—	—
Foreign currency forward exchange contracts	(1)	(1)	(5)	(5)
Accelerated share repurchase agreements	—	—	—	(6)

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

Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At March 31, 2006 and September 30, 2005, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $226 million and $234 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Accelerated Share Repurchase

In April 2006, the Company executed an accelerated share repurchase agreement with an investment bank under which 2 million shares of the Company’s outstanding common shares were repurchased for an initial price of $111 million, or $55.44 per share. The initial purchase price will be subject to a purchase price adjustment based on the volume-weighted average price of the Company’s shares, less a discount, over a subsequent period of time that ends no later than June 30, 2006.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows (in millions):

	Six Months Ended March 31
	2006	2005
Balance at beginning of year	$172	$154
Warranty costs incurred	(25)	(27)
Product warranty accrual	32	32
Pre-existing warranty adjustments	2	—
Acquisition of TELDIX	—	2

Balance at March 31	$181	$161

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Lease Guarantee

The Company guarantees fifty percent of a lease obligation for a RSC facility. The Company’s portion of the guarantee totals $2 million at March 31, 2006 and expires ratably through December 2011. Should RSC fail to meet its lease obligations, this guarantee may become a liability of the Company. This guarantee is not reflected as a liability on the Company’s Condensed Consolidated Statement of Financial Position.

Letters of credit

The Company has contingent commitments in the form of commercial letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at March 31, 2006 were $99 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. The Company is currently involved in the investigation or remediation of ten sites under these regulations or pursuant to lawsuits asserted by third parties. Certain of these sites relate to properties purchased in connection with the Company’s acquisition of Kaiser Aerospace & Electronics Corporation (Kaiser). Rockwell Collins has certain rights to indemnification from escrow funds set aside at the time of acquisition that management believes are sufficient to address the Company’s potential liability related to the Kaiser related environmental matters. As of March 31, 2006, management estimates that the total reasonably possible future costs the Company could incur from these matters to be approximately $11 million. The Company has recorded environmental reserves for these matters of $4 million as of March 31, 2006, which represents management’s best estimate of the probable future cost for these matters.

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

19.	Legal Matters

The Company is subject to various lawsuits, claims and proceedings that have been or may be instituted or asserted against the Company relating to the conduct of the Company’s business, including those pertaining to product liability, intellectual property, environmental, safety and health, contract, employment and regulatory matters. Although the outcome of these matters cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters that are pending or asserted will not have a material adverse effect on the Company’s business or financial position, but could possibly be material to the results of operations or cash flows of any one period.

20.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Sales:
Government Systems	$513	$426	$986	$816
Commercial Systems	444	403	852	776

Total sales	$957	$829	$1,838	$1,592

Segment operating earnings:
Government Systems	$100	$76	$193	$146
Commercial Systems	86	73	164	145

Total segment operating earnings	186	149	357	291
Interest expense	(3)	(2)	(6)	(5)
Earnings (loss) from corporate-level equity affiliate	—	(1)	1	—
Stock-based compensation	(5)	—	(9)	—
General corporate, net	(16)	(13)	(28)	(24)

Income before income taxes	162	133	315	262
Income tax provision	(48)	(38)	(97)	(77)

Net income	$114	$95	$218	$185

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes sales by product category for the three and six months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Defense electronics	$358	$287	$700	$553
Defense communications	155	139	286	263
Air transport aviation electronics	243	222	465	424
Business and regional aviation electronics	201	181	387	352

Total	$957	$829	$1,838	$1,592

Product line disclosures for defense-related products are delineated based upon their underlying technologies while the air transport and business and regional aviation electronics product lines are delineated based upon the difference in underlying customer base, size of aircraft, and markets served.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and six months ended March 31, 2006 and 2005 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended March 31, 2006 and 2005

Sales

(dollars in millions)	Three Months Ended March 31
	2006	2005
Total sales	$957	$829
Percent increase	15%

Total sales for the three months ended March 31, 2006 increased 15 percent to $957 million compared to the three months ended March 31, 2005. TELDIX, acquired on March 31, 2005, contributed $21 million or 2 percentage points of the revenue growth. Government Systems sales increased 20 percent compared to the same period in the prior year due primarily to continued strong demand from the U.S. Government for defense related products and the incremental TELDIX sales. Commercial Systems sales increased 10 percent compared to the same period last year due primarily to higher production rates for new air transport and business aircraft. See the following operating segment sections for further discussion of sales for the three months ended March 31, 2006 and 2005.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)	Three Months Ended March 31
	2006	2005
Net income	$114	$95
Net income as a percent of sales	11.9%	11.5%
Diluted earnings per share	$0.65	$0.52

Net income for the three months ended March 31, 2006 increased 20 percent to $114 million, or 11.9 percent of sales, from net income of $95 million, or 11.5 percent of sales, for the three months ended March 31, 2005. Diluted earnings per share for the three months ended March 31, 2006 was 65 cents compared to 52 cents for the three months ended March 31, 2005. The increase in net income and diluted earnings per share for the three months ended March 31, 2006 compared to the same period last year was primarily the result of a combination of increased sales volume, productivity improvements, and lower incentive compensation costs, which more than offset higher pension costs, higher research and development expenditures, and expensing stock-based compensation. Diluted earnings per share for the three months ended March 31, 2006 also benefited from our share repurchase program.

Government Systems Financial Results

Government Systems’ Sales

The following table presents Government Systems’ sales by product category:

(dollars in millions)	Three Months Ended March 31
	2006	2005
Defense electronics	$358	$287
Defense communications	155	139

Total	$513	$426

Percent increase	20%

Defense electronics sales increased $71 million, or 25 percent, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Incremental sales from TELDIX, acquired on March 31, 2005, provided $21 million of this sales growth. The organic sales growth is due primarily to significantly higher revenues related to ground force navigation products. In addition, higher revenues from electronics systems upgrade programs for various fixed and rotary-wing military aircraft and helmet mounted tactical aircraft display programs more than offset lower simulation and training revenues primarily due to the timing of contract awards.

Defense communications sales increased $16 million, or 12 percent, for the three months ended March 31, 2006 compared to the same period last year as higher revenues from advanced data link and other transformational defense communications development programs.

Government Systems’ Segment Operating Earnings

(dollars in millions)	Three Months Ended March 31
	2006	2005
Segment operating earnings	$100	$76
Percent of sales	19.5%	17.8%

Government Systems’ operating earnings increased 32 percent to $100 million, or 19.5 percent of sales, for the three months ended March 31, 2006 compared to operating earnings of $76 million, or 17.8 percent of sales, for the same period a year ago. The higher operating earnings and operating margin were primarily attributable to a combination of increased sales volume and the impact of productivity improvements as well as favorable production volume mix and lower incentive compensation costs, partially offset by higher pension costs and lower margin TELDIX revenues.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table presents Commercial Systems’ sales by product category:

(dollars in millions)	Three Months Ended March 31
	2006	2005
Air transport aviation electronics	$243	$222
Business and regional aviation electronics	201	181

Total	$444	$403

Percent increase	10%

Air transport aviation electronics sales increased $21 million, or 9 percent, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This sales growth is primarily attributed to higher sales of flight-deck avionics due to accelerating original equipment manufacturer (OEM) deliveries partially offset by lower in-flight entertainment revenues.

Business and regional aviation electronic sales increased $20 million, or 11 percent, for the three months ended March 31, 2006 compared to the same period in the prior year. This sales growth is attributed to higher sales of flight-deck avionics and cabin electronics systems and products partially offset by lower regional jet avionics sales.

The following table presents Commercial Systems’ sales based on the type of product or service:

(in millions)	Three Months Ended March 31
	2006	2005
Original equipment	$225	$185
Aftermarket	219	218

Total	$444	$403

Original equipment sales increased $40 million, or 22 percent, for the three months ended March 31, 2006 compared to the same period in the prior year. This sales growth is attributed to higher sales of flight-deck avionics for new air transport aircraft and higher sales of flight-deck avionics and cabin electronics systems and products for new business jet aircraft as a result of accelerating air transport and business jet production rates partially offset by lower regional jet avionics sales.

Aftermarket sales increased $1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. A sharp decline in regulatory mandate program revenues and lower in-flight entertainment retrofit revenues offset a 13 percent increase in other core aftermarket activities, with particular strength in retrofit, spares and business and regional aircraft service and support activities.

Commercial Systems’ Segment Operating Earnings

(dollars in millions)	Three Months Ended March 31
	2006	2005
Segment operating earnings	$86	$73
Percent of sales	19.4%	18.1%

Commercial Systems’ operating earnings increased 18 percent to $86 million, or 19.4 percent of sales, for the three months ended March 31, 2006 compared to operating earnings of $73 million, or 18.1 percent of sales for the three months ended March 31, 2005. The increase in segment operating earnings is attributable primarily to the increase in sales volume, productivity improvements, and lower incentive compensation costs, partially offset by higher research and development expenditures, higher pension costs, and a decline in higher margin regulatory mandate revenues compared to the prior year.

Six Months Ended March 31, 2006 and 2005

Sales

(dollars in millions)	Six Months Ended March 31
	2006	2005
Total sales	$1,838	$1,592
Percent increase	15%

Total sales for the six months ended March 31, 2006 increased 15 percent to $1,838 million compared to the six months ended March 31, 2005. TELDIX, acquired on March 31, 2005, contributed $44 million of the revenue growth. Government Systems sales increased 21 percent compared to the same period in the prior year due primarily to continued strong demand from the U.S. Government for defense related products and the incremental TELDIX sales. Commercial Systems sales increased 10 percent compared to the same period last year due primarily to higher production rates for new air transport and business aircraft. See the following operating segment sections for further discussion of sales for the six months ended March 31, 2006 and 2005.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)	Six Months Ended March 31
	2006	2005
Net income	$218	$185
Net income as a percent of sales	11.9%	11.6%
Diluted earnings per share	$1.24	$1.02

Net income for the six months ended March 31, 2006 increased 18 percent to $218 million, or 11.9 percent of sales, from net income of $185 million, or 11.6 percent of sales, for the six months ended March 31, 2005. Diluted earnings per share for the six months ended March 31, 2006 was $1.24 compared to $1.02 for the six months ended March 31, 2005. The increase in net income and diluted earnings per share for the six months ended March 31, 2006 compared to the same period last year was primarily the result of a combination of increased sales volume, productivity improvements, and lower incentive compensation costs, which more than offset higher pension costs, higher research and development expenditures, expensing stock-based compensation, and a higher effective tax rate. Diluted earnings per share for the six months ended March 31, 2006 also benefited from our share repurchase program.

Government Systems Financial Results

Government Systems’ Sales

(dollars in millions)	Six Months Ended March 31
	2006	2005
Defense electronics	$700	$553
Defense communications	286	263

Total	$986	$816

Percent increase	21%

Defense electronics sales increased $147 million, or 27 percent, for the six months ended March 31, 2006 compared to the six months ended March 31, 2005. Incremental sales from TELDIX, acquired on March 31, 2005, provided 8 percentage points of this sales growth. The organic sales growth is due primarily to significantly higher revenues related to ground force navigation products. In addition, higher revenues from electronics systems upgrade programs for various fixed and rotary-wing military aircraft and helmet mounted tactical aircraft display programs more than offset lower simulation and training revenues primarily due to the timing of contract awards.

Defense communications sales increased $23 million, or 9 percent, for the six months ended March 31, 2006 compared to the six months ended March 31, 2005 as higher revenues from advanced data link and other transformational defense communications development programs more than offset lower Joint Tactical Radio System development program revenues.

Government Systems’ Segment Operating Earnings

(dollars in millions)	Six Months Ended March 31
	2006	2005
Segment operating earnings	$193	$146
Percent of sales	19.6%	17.9%

Government Systems’ operating earnings increased $47 million, or 32 percent, for the six months ended March 31, 2006, compared to the same period a year ago primarily due to increased sales volume. The higher operating earnings and operating margin were attributable to the combination of the higher sales and lower operating expenses as a percent of sales primarily as a result of productivity improvements and lower incentive compensation costs. These improvements more than offset the impact of higher pension costs and lower margin TELDIX revenues.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table represents Commercial Systems’ sales by product category:

(dollars in millions)	Six Months Ended March 31
	2006	2005
Air transport aviation electronics	$465	$424
Business and regional aviation electronics	387	352

Total	$852	$776

Percent increase	10%

Air transport aviation electronics sales increased $41 million, or 10 percent, for the six months ended March 31, 2006 compared to the six months ended March 31, 2005. This sales growth is primarily attributed to higher sales of flight-deck avionics related to accelerating OEM deliveries partially offset by lower in-flight entertainment revenues.

Business and regional aviation electronics sales increased $35 million, or 10 percent, for the six months ended March 31, 2006 compared to the same period in the prior year. This sales growth is attributed to higher sales of flight-deck avionics and cabin electronics systems and products partially offset by lower regional jet avionics sales.

The following table represents Commercial Systems’ sales based on the type of product or service:

(in millions)	Six Months Ended March 31
	2006	2005
Original equipment	$427	$340
Aftermarket	425	436

Total	$852	$776

Original equipment sales increased $87 million, or 26 percent, for the six months ended March 31, 2006 compared to the same period in the prior year. This sales growth is attributed to higher sales of flight-deck avionics for new air transport aircraft and higher sales of flight-deck avionics and cabin electronics systems and products for new business jet aircraft as a result of accelerating air transport and business jet production rates partially offset by lower regional jet avionics sales.

Aftermarket sales decreased $11 million, or 3 percent, for the six months ended March 31, 2006 compared to the six months ended March 31, 2005. A sharp decline in regulatory mandate program revenues and lower in-flight entertainment retrofit revenues offset a 10 percent increase in other core aftermarket activities, with particular strength in retrofit, spares and business and regional aircraft service and support activities.

Commercial Systems’ Segment Operating Earnings

(dollars in millions)	Six Months Ended March 31
	2006	2005
Segment operating earnings	$164	$145
Percent of sales	19.2%	18.7%

Commercial Systems’ operating earnings increased $19 million, or 13 percent, to $164 million, or 19.2 percent of sales, compared to $145 million, or 18.7 percent of sales, for the six months ended March 31, 2005. This increase is due primarily to the combination of increased sales volume, productivity improvements, and lower incentive compensation costs which more than offset higher research and development expenditures, higher pension costs, and a decline in higher margin regulatory mandate revenues compared to the prior year.

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

Retirement Benefits

Net benefit expense for pension benefits and other retirement benefits are as follows (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Pension benefits	$17	$7	$35	$15
Other retirement benefits	(1)	1	(1)	1

Net benefit expense	$16	$8	$34	$16

Pension Benefits

Pension expense for the full year 2006 is expected to be $70 million compared to $31 million for the full year 2005. The increase in pension expense is due primarily to a lower discount rate and higher pensionable earnings.

Other Retirement Benefits

We expect Other Retirement Benefits income of approximately $2 million for the full year 2006 compared to the full year 2005 expense of $1 million.

Income Taxes

At the end of each interim reporting period we make an estimate of the annual effective income tax rate. Tax items included in the annual effective tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended March 31, 2006 and 2005, the effective income tax rate was 29.6 percent and 28.6 percent, respectively. During the six months ended March 31, 2006 and 2005, the effective income tax rate was 30.8 percent and 29.4 percent, respectively. The effective tax rate was higher for the three and six months ended March 31, 2006 than the prior year because the Federal Research and Development (“R&D”) Tax Credit was not extended beyond December 31, 2005. For the full year, we anticipate the effective tax rate to be approximately 30 percent if the R&D Tax Credit, which provides a tax benefit on certain incremental R&D expenditures, is extended retroactively to January 1, 2006 and expires no earlier than September 30, 2006, as currently proposed in both the House and Senate tax bills. If the R&D Tax Credit is not extended, our effective tax rate for the full year is expected to be approximately 32 percent. The difference between our effective tax rate and the statutory tax rate of 35 percent is primarily the result of the tax benefits derived from the R&D Tax Credit and the Extraterritorial Income Exclusion (“ETI”), which provides a tax benefit on export sales.

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

Outlook

A summary of our 2006 anticipated results is as follows:

•	Total sales in the range of $3.8 to $3.9 billion.

•	Diluted earnings per share in the range of $2.60 to $2.70.

•	Government Systems’ sales are expected to increase by 14 to 16 percent over 2005 sales with operating margins of approximately 19 percent.

•	Commercial Systems’ sales are expected to increase by 8 to 10 percent over 2005 sales, with operating margins in the range of 19 to 20 percent.

•	Cash provided by operating activities of approximately $600 million.

•	Capital expenditures of approximately $140 million.

•	Total company and customer-funded research and development expenditures of approximately $690 million or about 18 percent of total sales.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities

(in millions)	Six Months Ended March 31
	2006	2005
Cash provided by operating activities	$140	$206

The decrease in operating cash flow during the six months ended March 31, 2006 compared to the same period last year was principally due to anticipated higher income tax payments, increased compensation and benefit payments, and the impact of classifying excess tax benefits from the exercise of stock options as a financing activity in the current year versus as an operating activity in the prior year due to the adoption of SFAS 123R. These decreases were partially offset by higher net income of $33 million and other working capital changes.

Investing Activities

(in millions)	Six Months Ended March 31
	2006	2005
Cash used for investing activities	$(60)	$(71)

The decrease in cash flows used for investing activities was primarily due to the acquisition of TELDIX in 2005 partially offset by a $12 million increase in capital expenditures. Capital expenditures increased to $60 million in the six months ended March 31, 2006 from $48 million for the same period last year. We expect capital expenditures for the full year 2006 to be approximately $140 million compared to full year 2005 capital expenditures of $111 million. Demand for new test equipment to support new programs is the primary driver of increased capital expenditures.

Financing Activities

(in millions)	Six Months Ended March 31
	2006	2005
Cash used for financing activities	$(73)	$(78)

For the six months ended March 31, 2006 we repurchased 2.2 million shares of common stock at a cost of $111 million compared to 2.4 million shares at a cost of $106 million for the same period last year. For the six months ended March 31, 2006, we received $58 million from the exercise of stock options compared to $71 million for the same period last year. We paid cash dividends of $41 million during the six months ended March 31, 2006 compared to $43 million for the same period last year. We received a $21 million excess tax benefit from the exercise of stock options for the six months ended March 31, 2006. In connection with the adoption of SFAS 123R as of October 1, 2005, the excess tax benefit from the exercise of stock options is classified as a financing activity in 2006. During 2005, excess tax benefits from the exercise of stock options were classified as an operating activity.

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

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. There were no commercial paper borrowings outstanding at March 31, 2006.

Our Revolving Credit Facility consists of an $850 million five-year unsecured revolving credit agreement entered into on May 24, 2005. The Revolving Credit Facility exists primarily to support our commercial paper program, but is available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. Our debt to total capitalization ratio at March 31, 2006 was 15 percent. The Revolving Credit Facility contains covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. The Revolving Credit Facility does not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. In addition, short-term credit facilities available to foreign subsidiaries amounted to $52 million as of March 31, 2006, of which $21 million was utilized to support commitments in the form of commercial letters of credit. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. At March 31, 2006, there were no borrowings outstanding under any of the Company’s credit facilities.

In addition to our credit facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the Notes) under the shelf registration statement. The Notes contain covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. At March 31, 2006, $550 million of the shelf registration was available for future use.

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

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, accompanied by such phrases as “believes”, “estimates”, “expects”, “could”, “likely”, “anticipates”, “will”, “intends”, and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the health of the global economy, the continued recovery of the commercial aerospace industry and the continued support for military transformation and modernization programs; the potential adverse impact of oil prices on the commercial aerospace industry; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; potential cancellation or termination of contracts, delay of orders or changes in procurement practices or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; performance of our suppliers and subcontractors which we are highly dependent upon for timely, high quality and specification compliant products and services; risks inherent in fixed price contracts, particularly the risk of cost overruns; risk of significant and prolonged disruption to air travel; our ability to execute to our internal performance plans such as our continuous productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products and satisfy our contractual commitments; favorable outcome of certain program restructuring, customer procurements, and congressional approvals; risk of contract price reductions and payment withholds related to noncompliance with U.S. Defense Department specialty metal requirements; risk of asset impairment and government claims related to our pension plan freeze; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At March 31, 2006, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $196 million and a fair value of $190 million. We converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 7.5 basis points by executing “receive fixed, pay variable” interest rate swap contracts. A 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term debt, exclusive of the effects of the interest rate swap contracts, by $6 million and $6 million, respectively. The $100 million notional value of interest rate swap contracts had a carrying and fair value of $4 million at March 31, 2006. A 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $4 million and $3 million, respectively. Inclusive of the effect of the interest rate swaps, a 10 percent increase or decrease in average market interest rates would not have a material effect on our results of operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10 and 16 in the condensed consolidated financial statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in foreign subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $226 million and $234 million at March 31, 2006 and September 30, 2005, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling, and Japanese yen. The duration of foreign currency contracts is generally two years or less. The net fair value of these foreign currency contracts at March 31, 2006 and September 30, 2005 were net liabilities of $1 million and $5 million, respectively. If the US dollar increased or decreased in value against all currencies by 10 percent, the effect on the fair value of the foreign currency contracts, our results of operations, cash flows, or financial condition would not be significant at March 31, 2006.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of March 31, 2006, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of March 31, 2006 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1, 2006 through January 31, 2006	450,000	$45.89	450,000	$12.3 million
February 1, 2006 through February 28, 2006	457,900	$51.00	457,900	$488.9 million
March 1, 2006 through March 31, 2006	626,700	$53.82	626,700	$455.2 million

Total	1,534,600	$50.65	1,534,600	$455.2 million

[1]	On April 18, 2005, we announced that our Board authorized the repurchase of $400 million of our common stock. On February 7, 2006, we announced that our Board authorized the repurchase of an additional $500 million of our common stock. These authorizations have no stated expiration.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareowners of the Company was held on February 7, 2006 and the number of voting shares outstanding as of the record date was 173,026,753.

(b)	At the meeting, the shareowners:

i.	voted to elect three directors of the Company. Each nominee for director was elected to a term expiring in 2009 by a vote of the shareowners as follows:

	Affirmative Votes	Votes Withheld
Anthony J. Carbone	131,485,212	8,808,532
Clayton M. Jones	133,568,741	6,725,003
Cheryl L. Shavers	137,495,680	2,798,065

In addition to the directors elected above, the Company’s Board of Directors also includes the following continuing directors with terms expiring in 2007 or 2008: Donald R. Beall, Richard J. Ferris, Michael P. C. Carns, Chris A. Davis, and Joseph F. Toot, Jr.

ii.	voted on a proposal to approve the selection by the Audit Committee of the Board of Directors of Deloitte & Touche LLP as auditors of the Company. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	137,764,656
Negative votes	970,205
Abstentions	1,558,883

iii.	voted on a proposal to approve the Company’s 2006 Long-Term Incentives Plan. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	88,373,959
Negative votes	28,581,232
Abstentions	2,363,009
Broker Non-Votes	20,975,544

iv.	voted on a proposal to approve the Company’s 2006 Annual Incentive Compensation Plan for Senior Executive Officers. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	124,705,760
Negative votes	12,293,946
Abstentions	3,294,038

Item 6. Exhibits

(a) Exhibits

10-s-1	Non-Employee Directors’ Compensation Summary.

12	Computation of Ratio of Earnings to Fixed Charges for the six months ended March 31, 2006.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: April 26, 2006	By	/s/ D. H. Brehm
D. H. Brehm
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: April 26, 2006	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary