Form 10-Q
period 2006-06-30
ROCKWELL COLLINS INC
filed 2006-07-27
CIK 1137411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006. Commission file number 1-16445.

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

171,409,492 shares of registrant’s Common Stock, par value $.01 per share, were outstanding on July 17, 2006.

ROCKWELL COLLINS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Unaudited)

(in millions, except per share amounts)

	June 30, 2006	September 30, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$121	$145
Receivables	789	736
Inventories	742	678
Current deferred income taxes	195	178
Other current assets	69	43

Total current assets	1,916	1,780

Property	527	473
Intangible Assets	133	113
Goodwill	481	458
Other Assets	313	324

TOTAL ASSETS	$3,370	$3,148

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Accounts payable	$252	$283
Compensation and benefits	243	272
Advance payments from customers	236	194
Product warranty costs	186	172
Income taxes payable	52	48
Other current liabilities	228	215

Total current liabilities	1,197	1,184

Long-Term Debt	241	200
Retirement Benefits	726	758
Other Liabilities	80	67

Shareowners’ Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,300	1,263
Retained earnings	997	771
Accumulated other comprehensive loss	(596)	(604)
Common stock in treasury, at cost (shares held: June 30, 2006, 12.4; September 30, 2005, 11.3)	(577)	(493)

Total shareowners’ equity	1,126	939

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$3,370	$3,148

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Sales:
Product sales	$872	$792	$2,525	$2,204
Service sales	92	98	277	278

Total sales	964	890	2,802	2,482

Costs, expenses and other:
Product cost of sales	614	574	1,798	1,595
Service cost of sales	62	67	189	191
Selling, general, and administrative expenses	112	107	321	291
Interest expense	3	3	9	8
Other income, net	(4)	(5)	(7)	(9)

Total costs, expenses and other	787	746	2,310	2,076

Income before income taxes	177	144	492	406

Income tax provision	56	43	153	120

Net income	$121	$101	$339	$286

Earnings per share:
Basic	$0.71	$0.57	$1.97	$1.61
Diluted	$0.70	$0.56	$1.93	$1.58

Weighted average common shares:
Basic	171.2	177.5	172.2	177.8
Diluted	173.8	180.7	175.7	181.1

Cash dividends per share	$0.16	$0.12	$0.40	$0.36

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended June 30
	2006	2005
Operating Activities:
Net income	$339	$286
Adjustments to arrive at cash provided by operating activities:
Depreciation	62	64
Amortization of intangible assets	14	14
Stock-based compensation	13	—
Compensation and benefits paid in common stock	37	58
Tax benefit from the exercise of stock options	26	31
Excess tax benefit from stock-based compensation	(26)	—
Deferred income taxes	3	51
Pension plan contributions	(60)	(105)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(44)	(45)
Inventories	(66)	(23)
Accounts payable	(27)	22
Advance payments from customers	31	(7)
Compensation and benefits	(30)	18
Income taxes	(7)	(20)
Other assets and liabilities	48	8

Cash Provided by Operating Activities	313	352

Investing Activities:
Property additions	(104)	(74)
Acquisition of businesses, net of cash acquired	(71)	(18)
Proceeds from disposition of property	—	2
Acquisition of intangible assets	—	(7)

Cash Used for Investing Activities	(175)	(97)

Financing Activities:
Purchases of treasury stock	(236)	(250)
Cash dividends	(69)	(64)
Proceeds from issuance of long-term debt	46	—
Proceeds from exercise of stock options	69	86
Excess tax benefit from stock-based compensation	26	—

Cash Used for Financing Activities	(164)	(228)

Effect of exchange rate changes on cash and cash equivalents	2	(3)

Net Change in Cash and Cash Equivalents	(24)	24
Cash and Cash Equivalents at Beginning of Period	145	196

Cash and Cash Equivalents at End of Period	$121	$220

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business Description and Basis of Presentation

Rockwell Collins, Inc. (the Company or Rockwell Collins) provides design, production, and support of communications and aviation electronics solutions for commercial and military customers worldwide.

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

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

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 provides clarification with respect to the timing of liability recognition for conditional asset retirement obligations when the timing and/or method of settlement of the obligation are conditional on a future event that may or may not be within the control of the Company. FIN 47 also clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than September 30, 2006. The Company is currently evaluating the impact of FIN 47 on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for the Company no later than October 1, 2007. The Company is currently evaluating the impact of FIN 48 on the Company’s financial statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Acquisitions

On May 26, 2006, the Company acquired Evans & Sutherland Computer Corporation’s (Evans & Sutherland) military and commercial simulation assets and certain liabilities, including simulation facilities and related service and support operations in the United States and United Kingdom (the E&S Simulation Business). The acquired E&S Simulation Business produces hardware and software to create visual images for simulation, training, engineering, and other applications throughout the world. In connection with this transaction, the Company also entered into a laser projection systems agreement with Evans & Sutherland whereby the Company will have exclusive and non-exclusive rights to the laser projector for the acquired business and certain of the Company’s other related businesses (the Laser Agreement).

The total cash purchase price was $71 million and is subject to a potential post-closing adjustment. $10 million of the purchase price is held in escrow, of which $3 million is related to the Laser Agreement. The $3 million held in escrow related to the Laser Agreement may be paid back to the Company if certain performance conditions surrounding the laser projector are not timely achieved by the seller. The Company may be obligated to pay an additional $2 million to the seller under the Laser Agreement if certain other conditions surrounding the laser projector are timely achieved by the seller. The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible and tangible assets. Based on the Company’s preliminary allocation of purchase price, $20 million has been allocated to goodwill and $28 million to intangible assets with a weighted average life of approximately 9 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will further enhance the Company’s simulation and training capabilities and provide more robust solutions for the Company’s customers. Pro forma financial information is not presented as the effect of the acquisition is not material to the Company’s results of operations. All goodwill resulting from the acquisition is tax deductible. Based on the preliminary allocation of purchase price, $13 million of goodwill is included in the Government Systems segment and $7 million of goodwill is included in the Commercial Systems segment.

On March 31, 2005, the Company acquired 100 percent of the stock of TELDIX GmbH, a leading provider of military aviation electronics products and services, based in Heidelberg, Germany (TELDIX). TELDIX supplies a broad portfolio of complex military aircraft computer products, advanced mechanical space mechanisms, and related support services primarily to major prime contractors throughout Europe. The acquisition of TELDIX has broadened the Company’s European presence and provides complementary product lines that will allow the Company to enhance its offerings to customers worldwide and should provide new channel-to-market opportunities for the Company’s current products and services. In 2006 the purchase price and purchase price allocation were finalized. The cash purchase price was $19 million of which $45 million was allocated to goodwill and $15 million to finite lived intangible assets with a weighted average life of approximately 11 years. The excess purchase price over net assets acquired reflects the Company’s view that there are opportunities to expand its market share in the European region. Approximately 18 percent of the goodwill resulting from this acquisition is tax deductible. Goodwill is included within the assets of the Government Systems segment.

4.	Receivables

Receivables are summarized as follows (in millions):

	June 30, 2006	September 30, 2005
Billed	$631	$613
Unbilled	224	201
Less progress payments	(54)	(67)

Total	801	747
Less allowance for doubtful accounts	(12)	(11)

Receivables	$789	$736

As of June 30, 2006 and September 30, 2005, the portion of receivables outstanding that are not expected to be collected within the next twelve months is approximately $6 million and $3 million, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Inventories

Inventories are summarized as follows (in millions):

	June 30, 2006	September 30, 2005
Finished goods	$158	$162
Work in process	312	272
Raw materials, parts, and supplies	336	319

Total	806	753
Less progress payments	(64)	(75)

Inventories	$742	$678

The Company defers certain pre-production engineering costs as work-in-process inventory in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees typically take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. Deferred pre-production engineering costs were $89 million and $68 million at June 30, 2006 and September 30, 2005, respectively.

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to life-time buy inventory and certain pre-production engineering costs. Life-time buy inventory is inventory that is typically no longer being produced by the Company’s vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product. Inventory not expected to be realized within one year is $148 million and $146 million at June 30, 2006 and September 30, 2005, respectively.

6.	Property

Property is summarized as follows (in millions):

	June 30, 2006	September 30, 2005
Land	$30	$30
Buildings and improvements	278	249
Machinery and equipment	684	655
Information systems software and hardware	255	236
Construction in progress	72	44

Total	1,319	1,214
Less accumulated depreciation	(792)	(741)

Property	$527	$473

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended June 30, 2006 are summarized as follows (in millions):

	Commercial Systems	Government Systems	Total
Balance at September 30, 2005	$180	$278	$458
E&S Simulation Business acquisition	7	13	20
Foreign currency translation adjustment	—	3	3

Balance at June 30, 2006	$187	$294	$481

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company’s 2006 impairment tests yielded no impairment.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible assets are summarized as follows (in millions):

	June 30, 2006			September 30, 2005
	Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$137	$(55)	$82	$121	$(46)	$75
License agreements	21	(6)	15	21	(5)	16
Customer relationships	40	(11)	29	22	(7)	15
Trademarks and tradenames	10	(5)	5	10	(5)	5
Intangible assets with indefinite lives:
Trademarks and tradenames	2	—	2	2	—	2

Intangible assets	$210	$(77)	$133	$176	$(63)	$113

Amortization expense for intangible assets for the three and nine months ended June 30, 2006 was $5 million and $14 million, respectively, compared to $5 million and $14 million for the three and nine months ended June 30, 2005. Annual amortization expense for intangible assets for 2006, 2007, 2008, 2009, and 2010 is expected to be $21 million, $25 million, $20 million, $19 million, and $18 million, respectively.

8.	Other Assets

Other assets are summarized as follows (in millions):

	June 30, 2006	September 30, 2005
Long-term deferred income taxes	$153	$173
Investments in equity affiliates	71	71
Exchange and rental assets, net of accumulated depreciation of $92 at June 30, 2006 and $85 at September 30, 2005	36	37
Other	53	43

Other assets	$313	$324

Investments in equity affiliates consist of investments in five joint ventures, each of which is 50 percent owned by the Company and accounted for under the equity method. The Company’s joint ventures consist of Rockwell Scientific Company, LLC (RSC), Vision Systems International, LLC, Data Link Solutions, LLC, Integrated Guidance Systems, LLC (IGS), and Quest Flight Training Limited (Quest).

On July 26, 2006, the Company and Rockwell Automation, Inc. (Rockwell Automation) entered into a definitive agreement to sell RSC for $167.5 million in cash, of which the Company will receive 50 percent of the sale price less expenses and certain retained liabilities. As part of the transaction, among other things, the Company will retain certain licenses for intellectual property owned by RSC. The transaction is subject to customary closing conditions, including regulatory approval, and is expected to close within 90 days. The Company’s investment in RSC at June 30, 2006 is $58 million.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $29 million and $99 million for the three and nine months ended June 30, 2006, respectively, compared to $32 million and $91 million for the three and nine months ended June 30, 2005, respectively. The deferred portion of profit generated from sales to equity affiliates was $7 million at June 30, 2006 and $3 million at September 30, 2005.

RSC performed research and development efforts on behalf of the Company in the amount of $3 million each period and $7 million each period for the three and nine months ended June 30, 2006 and 2005, respectively.

IGS is a joint venture with Honeywell International Inc. established in November of 2005 for the joint pursuit of integrated precision guidance solutions for worldwide guided weapons systems. IGS did not have significant activity in the three and nine months ended June 30, 2006.

Quest is a joint venture with Quadrant Group plc (Quadrant) and provides aircrew training services for the United Kingdom Ministry of Defense under a contract expiring in 2030. The 50 percent investment in Quest, which was preliminarily valued at $2 million, was acquired from Evans & Sutherland on May 26, 2006 and did not have significant activity from May 26, 2006 to June 30, 2006.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30, 2006	September 30, 2005
Customer incentives	$114	$116
Contract reserves	40	36
Other	74	63

Other current liabilities	$228	$215

10.	Debt

Revolving Credit Facility

On May 24, 2005, the Company entered into an $850 million five-year unsecured revolving credit facility with various banks. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio was 18 percent as of June 30, 2006. There were no borrowings under the revolving credit facility at June 30, 2006.

Long-Term Debt

On June 26, 2006, the Company entered into a five-year unsecured variable rate loan facility agreement for 20.4 million Euros ($25 million). The interest rate is variable at the Euro Interbank Offered Rate (EURIBOR) plus 35 basis points and interest is payable quarterly. As of June 30, 2006 the interest rate was 3.41 percent.

On June 30, 2006, the Company entered into a five-year unsecured variable rate loan facility agreement for 11.5 million British pounds ($21 million). The interest rate is variable at the London Interbank Offered Rate (LIBOR) plus 35 basis points and interest is payable quarterly. As of June 30, 2006 the interest rate was 5.10 percent.

Both of the variable rate loan facilities contain customary loan covenants, none of which are financial covenants. Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreements would require the repayment of any outstanding borrowings under such agreements.

In addition, the Company has a shelf registration statement filed with the Securities and Exchange Commission covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, the Company issued $200 million of 4.75 percent fixed rate unsecured debt under the shelf registration due December 1, 2013 (the Notes). Interest payments on the Notes are due on June 1 and December 1 of each year. The Notes contain certain covenants and events of default, including requirements that the Company satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. The Company entered into interest rate swap contracts which effectively converted $100 million aggregate principal amount of the Notes to floating rate debt based on six-month LIBOR less 7.5 basis points. At June 30, 2006, $550 million of the shelf registration statement was available for future use.

Long-term debt and a reconciliation to the carrying amount is summarized as follows (in millions):

	June 30, 2006	September 30, 2005
Principal amount of Notes due December 1, 2013	$200	$200
Principal amount of variable rate loan facilities due June 2011	46	—
Fair value swap adjustment (Note 16)	(5)	—

Long-term debt	$241	$200

Interest paid on debt for the nine months ended June 30, 2006 and 2005 was $11 million and $9 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Retirement Benefits

Pension Benefits

The components of expense for pension benefits for the three and nine months ended June 30, 2006 and 2005 are as follows (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Service cost	$12	$9	$37	$27
Interest cost	35	36	105	106
Expected return on plan assets	(46)	(45)	(136)	(133)
Amortization:
Prior service cost	(4)	(3)	(13)	(11)
Net actuarial loss	20	11	59	34

Net benefit expense	$17	$8	$52	$23

During the nine months ended June 30, 2006, the Company made a discretionary contribution of $50 million to its U.S. qualified pension plan. In addition, the Company made $10 million of contributions to its non-qualified pension plan and international pension plans during the nine months ended June 30, 2006. During the nine months ended June 30, 2005, the Company made a discretionary contribution of $100 million to its U.S. qualified pension plan. In addition, the Company made $5 million of contributions to its non-qualified pension plan and international pension plans during the nine months ended June 30, 2005. The Company is not required to make any contributions to its U.S. qualified pension plan in 2006 pursuant to governmental regulations and current projections indicate that no contributions will be required in 2007; however, future funding requirements are difficult to estimate as such estimates are dependent upon market returns, interest rates, and changes to current regulations. The Company currently has no plans to make additional discretionary contributions to its U.S. qualified pension plan in 2006. Contributions to the Company’s non-qualified and international pension plans are expected to approximate $11 million in 2006.

Other Retirement Benefits

The components of expense (income) for other retirement benefits for the three and nine months ended June 30, 2006 and 2005 are as follows (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Service cost	$1	$1	$3	$3
Interest cost	3	4	11	13
Expected return on plan assets	—	(1)	(1)	(1)
Amortization:
Prior service cost	(9)	(9)	(29)	(29)
Net actuarial loss	4	5	14	15

Net benefit expense (income)	$(1)	$—	$(2)	$1

12.	Stock-Based Compensation

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has adopted SFAS 123R using the modified prospective method as of October 1, 2005. Under this method, stock-based compensation expense for the three and nine months ended June 30, 2006 includes the requisite service period portion of the grant date fair value of: (a) all awards of equity instruments granted prior to, but not yet vested as of September 30, 2005; and (b) all awards of equity instruments granted subsequent to September 30, 2005. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation expense included within the condensed consolidated statement of operations for the three and nine months ended June 30, 2006 is as follows (in millions, except per share amounts):

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Stock-based compensation expense included in:
Product cost of sales	$1	$3
Service cost of sales	—	1
Selling, general and administrative expenses	3	9

Income before income taxes	$4	$13

Net income	$3	$8

Basic and diluted earnings per share	$0.02	$0.05

For the full year 2006, the Company expects the adoption of SFAS 123R will reduce basic and diluted earnings per share by approximately 6 cents. In accordance with the modified prospective adoption method of SFAS 123R, financial results for the prior periods have not been restated.

Stock-Based Compensation Program Description

Under the Company’s 2001 Long-Term Incentives Plan and Directors Stock Plan, up to 14.3 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights, and restricted stock. Shares available for future grant or payment under these plans were 0.5 million at June 30, 2006.

Under the Company’s 2006 Long-Term Incentives Plan (2006 LTIP Plan), up to 11.0 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other awards. Each share issued pursuant to an award of restricted stock, restricted stock units, performance shares, and performance units counts as three shares against the authorized limit. Shares available for future grant or payment under this plan were 10.9 million at June 30, 2006.

Options to purchase common stock of the Company have been granted under various incentive plans to directors, officers, and other key employees. All of the Company’s stock-based incentive plans require options to be granted at prices equal to or above the fair market value of the common stock on the dates the options are granted. The plans provide that the option price for certain options granted under the plans may be paid by the employee in cash, shares of common stock, or a combination thereof. Certain option awards provide for accelerated vesting if there is a change in control. Stock options generally expire ten years from the date they are granted and generally vest ratably over three years.

Historically the Company has utilized stock options as the primary component of the Company’s stock-based incentive plans for officers and other key employees. In 2006 the Company elected to use fewer stock options as part of the long-term incentive plans and introduced multi-year performance shares and restricted stock. Both the performance shares and restricted stock cliff vest at the end of three years. The number of performance shares that will ultimately be issued is based on targets for fiscal years 2006 through 2008 that consider cumulative sales growth and return on sales with an additional potential adjustment up or down depending on the Company’s total return to shareowners compared to a group of peer companies. The Company’s stock-based compensation awards are designed to align management’s interests with those of the Company’s shareowners and to reward outstanding Company performance. The Company’s stock-based compensation awards serve as an important retention tool because the awards generally vest over a three-year period.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended June 30, 2006, the Company granted 78,323 performance shares at target levels, 55,875 restricted shares, and 17,335 restricted stock units. The maximum number of performance shares that can be issued based on the target levels for fiscal years 2006 through 2008 is 187,975. The weighted-average grant date fair value of the performance shares, restricted shares, and restricted units granted during the nine months ended June 30, 2006 was $46.26 per share. As of June 30, 2006, there was $4 million of total unrecognized compensation cost related to the performance shares and $2 million related to the restricted shares, which is expected to be recognized over a period of 2.4 years.

Pro Forma Information for Periods Prior to Fiscal 2006

The following table illustrates the effect on net income and earnings per share if the Company had accounted for its stock-based compensation plans using the fair value method for the three and nine months ended June 30, 2005 (in millions, except per share amounts):

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net income, as reported	$101	$286
Stock-based employee compensation expense included in reported net income, net of tax	—	—
Stock-based employee compensation expense determined under the fair value based method, net of tax	(3)	(11)

Pro forma net income	$98	$275

Earnings per share:
Basic – as reported	$0.57	$1.61
Basic – pro forma	$0.55	$1.55
Diluted – as reported	$0.56	$1.58
Diluted – pro forma	$0.54	$1.52

General Option Information

The following summarizes the activity of the Company’s stock options for the nine months ended June 30, 2006 (shares and aggregate intrinsic value in thousands):

	Nine Months Ended June 30, 2006
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term	Exercise Price
Number of shares under option:
Outstanding at beginning of period	10,428			$26.52
Granted	584			45.14
Exercised	(2,682)			25.56
Forfeited or expired	(64)			33.33

Outstanding at end of period	8,266	$229,553	5.9	28.09

Exercisable at end of period	6,146	$188,193	5.0	25.25

The weighted-average fair value of options granted during the nine months ended June 30, 2006 was $13.43 per share. The total pretax difference between the fair value and exercise price of options exercised during the nine months ended June 30, 2006 was $70 million, which resulted in a tax deduction of $26 million.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended June 30, 2006 (shares in thousands):

	Nine Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price
Nonvested at beginning of period	3,282	$32.49
Granted	584	45.14
Vested	(1,705)	31.94
Forfeited or expired	(41)	34.90

Nonvested at end of period	2,120	36.37

The total fair value of options vested during the nine months ended June 30, 2006 was $17 million. Total unrecognized compensation expense for options that have not vested as of June 30, 2006 is $13 million and will be recognized over a weighted average period of 2.4 years.

Stock Option Fair Value Information

The Company’s determination of fair value of option awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These assumptions include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, the projected employee stock option exercise term, the expected dividend yield, and the risk-free interest rate. Changes in these assumptions can materially affect the estimated value of the stock options.

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

Employee Benefits Paid in Company Stock

During the nine months ended June 30, 2006 and 2005, 0.7 million and 1.6 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $37 million and $58 million for the respective periods.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Net income	$121	$101	$339	$286
Unrealized foreign currency translation adjustment	8	(5)	8	—
Foreign currency cash flow hedge adjustment	(2)	(1)	—	—

Comprehensive income	$127	$95	$347	$286

14.	Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Earnings from equity affiliates	$3	$4	$7	$7
Interest income	1	1	3	3
Royalty income	1	1	4	2
Other, net	(1)	(1)	(7)	(3)

Other income, net	$4	$5	$7	$9

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended June 30, 2006 and 2005, the effective income tax rate was 31.6 percent and 29.9 percent, respectively. During the nine months ended June 30, 2006 and 2005, the effective income tax rate was 31.1 percent and 29.6 percent, respectively.

The Company paid income taxes, net of refunds, of $130 million and $49 million during the nine months ended June 30, 2006 and 2005, respectively.

16.	Financial Instruments

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	Asset (Liability)
	June 30, 2006		September 30, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$121	$121	$145	$145
Long-term debt	(241)	(232)	(200)	(197)
Interest rate swaps	(5)	(5)	—	—
Foreign currency forward exchange contracts	(4)	(4)	(5)	(5)
Accelerated share repurchase agreements	—	—	—	(6)

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

Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At June 30, 2006 and September 30, 2005, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $198 million and $234 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows (in millions):

	Nine Months Ended June 30
	2006	2005
Balance at beginning of year	$172	$154
Warranty costs incurred	(39)	(40)
Product warranty accrual	50	49
Pre-existing warranty adjustments	2	5
Acquisitions	1	2

Balance at June 30	$186	$170

Guarantees

The Company guarantees fifty percent of a lease obligation for a RSC facility. The Company’s portion of the guarantee totals $2 million at June 30, 2006 and expires ratably through December 2011. Should RSC fail to meet its lease obligations, this guarantee may become a liability of the Company. This guarantee is not reflected as a liability on the Company’s Condensed Consolidated Statement of Financial Position.

In connection with the acquisition of Quest from Evans & Sutherland, the Company entered into a parent company guarantee related to various obligations of Quest. The Company guarantees, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defense (which expires in 2030).

In addition, the Company guarantees, jointly and severally with Quadrant, the performance of certain Quest subcontractors. This guarantee is in place until 2020 and is subject to a maximum amount of 1 million British sterling pounds (approximately $2 million).

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. The loan agreement terminates in 2020. The pledge of the Company’s equity shares in Quest will expire at such time as Quest’s obligations under the loan agreement are satisfied or the date on which the loan agreement is otherwise terminated. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of June 30, 2006, the outstanding loan balance was approximately $8 million. Quadrant has made identical guarantees for this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of June 30, 2006, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defense and the loan agreement.

Letters of credit

The Company has contingent commitments in the form of commercial letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at June 30, 2006 were $106 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. The Company is currently involved in the investigation or remediation of ten sites under these regulations or pursuant to lawsuits asserted by third parties. Certain of these sites relate to properties purchased in connection with the Company’s acquisition of Kaiser Aerospace & Electronics Corporation (Kaiser). Rockwell Collins has certain rights to indemnification from escrow funds set aside at the time of acquisition that management believes are sufficient to address the Company’s potential liability for the Kaiser related environmental matters. As of June 30, 2006, management estimates that the total reasonably possible future costs the Company could incur from these matters to be approximately $10 million. The Company has recorded environmental reserves for these matters of $3 million as of June 30, 2006, which represents management’s best estimate of the probable future cost for these matters.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

20.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Sales:
Government Systems	$499	$462	$1,485	$1,278
Commercial Systems	465	428	1,317	1,204

Total sales	$964	$890	$2,802	$2,482

Segment operating earnings:
Government Systems	$99	$82	$292	$228
Commercial Systems	100	79	264	224

Total segment operating earnings	199	161	556	452
Interest expense	(3)	(3)	(9)	(8)
Earnings from corporate-level equity affiliate	1	2	2	2
Stock-based compensation	(4)	—	(13)	—
General corporate, net	(16)	(16)	(44)	(40)

Income before income taxes	177	144	492	406
Income tax provision	(56)	(43)	(153)	(120)

Net income	$121	$101	$339	$286

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

The following table summarizes sales by product category for the three and nine months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Defense electronics	$335	$316	$1,035	$869
Defense communications	164	146	450	409
Air transport aviation electronics	251	241	716	665
Business and regional aviation electronics	214	187	601	539

Total	$964	$890	$2,802	$2,482

Product line disclosures for defense-related products are delineated based upon their underlying technologies while the air transport and business and regional aviation electronics product lines are delineated based upon the difference in underlying customer base, size of aircraft, and markets served.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and nine months ended June 30, 2006 and 2005 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended June 30, 2006 and 2005

Sales

(dollars in millions)	Three Months Ended June 30
	2006	2005
Total sales	$964	$890
Percent increase	8%

Total sales for the three months ended June 30, 2006 increased 8 percent to $964 million compared to the three months ended June 30, 2005. Government Systems sales increased 8 percent compared to the same period in the prior year due primarily to continued strong demand from the U.S. Government for defense-related products. Commercial Systems sales increased 9 percent compared to the same period last year due primarily to increased demand for new business and air transport aircraft, spares, and avionics retrofits. See the following operating segment sections for further discussion of sales for the three months ended June 30, 2006 and 2005.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)	Three Months Ended June 30
	2006	2005
Net income	$121	$101
Net income as a percent of sales	12.6%	11.3%
Diluted earnings per share	$0.70	$0.56

Net income for the three months ended June 30, 2006 increased 20 percent to $121 million, or 12.6 percent of sales, from net income of $101 million, or 11.3 percent of sales, for the three months ended June 30, 2005. Diluted earnings per share increased 25 percent to 70 cents for the three months ended June 30, 2006 from 56 cents for the three months ended June 30, 2005. The increase in net income and diluted earnings per share for the three months ended June 30, 2006 compared to the same period last year was primarily the result of a combination of increased sales volume, productivity improvements, and lower incentive compensation costs, which more than offset higher pension costs, higher research and development expenditures, expensing stock-based compensation, and a higher effective tax rate. Diluted earnings per share for the three months ended June 30, 2006 also benefited from our share repurchase program.

Government Systems Financial Results

Government Systems’ Sales

The following table presents Government Systems’ sales by product category:

(dollars in millions)	Three Months Ended June 30
	2006	2005
Defense electronics	$335	$316
Defense communications	164	146

Total	$499	$462

Percent increase	8%

Defense electronics sales increased $19 million, or 6 percent, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Higher Defense Advanced GPS Receiver (DAGR) and fixed and rotary-wing electronics systems upgrade program revenues were partially offset by lower simulation and training revenues due to delayed customer procurements.

Defense communications sales increased $18 million, or 12 percent, for the three months ended June 30, 2006 compared to the same period last year as higher ARC-210 radio and advanced communication program revenues more than offset lower Joint Tactical Radio System program revenues.

Government Systems’ Segment Operating Earnings

(dollars in millions)	Three Months Ended June 30
	2006	2005
Segment operating earnings	$99	$82
Percent of sales	19.8%	17.7%

Government Systems’ operating earnings increased 21 percent to $99 million, or 19.8 percent of sales, for the three months ended June 30, 2006 compared to operating earnings of $82 million, or 17.7 percent of sales, for the same period a year ago. The higher operating earnings and operating margin were primarily attributable to the combination of the higher sales, productivity improvements, and a more favorable proportion of higher margin production revenues, partially offset by higher discretionary research and development expenditures.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table presents Commercial Systems’ sales by product category:

(dollars in millions)	Three Months Ended June 30
	2006	2005
Air transport aviation electronics	$251	$241
Business and regional aviation electronics	214	187

Total	$465	$428

Percent increase	9%

Air transport aviation electronics sales increased $10 million, or 4 percent, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This sales growth is primarily attributed to higher avionics sales to original equipment manufacturers (OEMs), spares, and retrofit sales partially offset by lower in-flight entertainment systems revenues.

Business and regional aviation electronics sales increased $27 million, or 14 percent, for the three months ended June 30, 2006 compared to the same period in the prior year. This sales growth is primarily attributed to significantly higher avionics and cabin electronics OEM revenues and higher retrofit revenues, which more than offset a decline in regional jet avionics revenues.

The following table presents Commercial Systems’ sales based on the type of product or service:

(in millions)	Three Months Ended June 30
	2006	2005
Original equipment	$249	$223
Aftermarket	216	205

Total	$465	$428

Original equipment sales increased $26 million, or 12 percent, for the three months ended June 30, 2006 compared to the same period in the prior year. This sales growth is attributed to significantly higher sales of flight-deck avionics and cabin electronics systems and products for new business jet aircraft and higher sales of flight-deck avionics for new air transport aircraft as a result of accelerating business jet and air transport production rates, partially offset by lower regional jet avionics sales and in-flight entertainment systems revenues.

Aftermarket sales increased $11 million, or 5 percent, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Higher revenues from retrofit and spares activities offset a $4 million decline in regulatory mandate program revenues.

Commercial Systems’ Segment Operating Earnings

(dollars in millions)	Three Months Ended June 30
	2006	2005
Segment operating earnings	$100	$79
Percent of sales	21.5%	18.5%

Commercial Systems’ operating earnings increased 27 percent to $100 million, or 21.5 percent of sales, for the three months ended June 30, 2006 compared to operating earnings of $79 million, or 18.5 percent of sales, for the three months ended June 30, 2005. The higher operating earnings and operating margin were a result of the combination of higher sales, productivity improvements, and a lower proportion of lower margin in-flight entertainment systems revenues, partially offset by higher research and development costs.

Nine Months Ended June 30, 2006 and 2005

Sales

(dollars in millions)	Nine Months Ended June 30
	2006	2005
Total sales	$2,802	$2,482
Percent increase	13%

Total sales for the nine months ended June 30, 2006 increased 13 percent to $2,802 million compared to the nine months ended June 30, 2005. TELDIX, acquired on March 31, 2005, contributed $44 million of the revenue growth. Government Systems organic sales increased 13 percent compared to the same period in the prior year due primarily to continued strong demand from the U.S. Government for defense related products. Commercial Systems sales increased 9 percent compared to the same period last year due primarily to higher production rates for new air transport and business jet aircraft. See the following operating segment sections for further discussion of sales for the nine months ended June 30, 2006 and 2005.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)	Nine Months Ended June 30
	2006	2005
Net income	$339	$286
Net income as a percent of sales	12.1%	11.5%
Diluted earnings per share	$1.93	$1.58

Net income for the nine months ended June 30, 2006 increased 19 percent to $339 million, or 12.1 percent of sales, from net income of $286 million, or 11.5 percent of sales, for the nine months ended June 30, 2005. Diluted earnings per share increased 22 percent to $1.93 for the nine months ended June 30, 2006 compared to $1.58 for the nine months ended June 30, 2005. The increase in net income and diluted earnings per share for the nine months ended June 30, 2006 compared to the same period last year was primarily the result of a combination of increased sales volume, productivity improvements, and lower incentive compensation costs, which more than offset higher pension costs, higher research and development expenditures, expensing stock-based compensation, and a higher effective tax rate. Diluted earnings per share for the nine months ended June 30, 2006 also benefited from our share repurchase program.

Government Systems Financial Results

Government Systems’ Sales

(dollars in millions)	Nine Months Ended June 30
	2006	2005
Defense electronics	$1,035	$869
Defense communications	450	409

Total	$1,485	$1,278

Percent increase	16%

Defense electronics sales increased $166 million, or 19 percent, for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. Incremental sales from TELDIX, acquired on March 31, 2005, provided 5 percentage points of this sales growth. The organic sales growth is due primarily to significantly higher revenues related to ground force navigation products such as DAGR. In addition, higher revenues from electronics systems upgrade programs for various fixed and rotary-wing military aircraft and helmet mounted tactical aircraft display programs more than offset lower simulation and training revenues due to delayed customer procurements.

Defense communications sales increased $41 million, or 10 percent, for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005 as higher revenues from advanced data link and other transformational defense communications development programs more than offset lower Joint Tactical Radio System development program revenues.

Government Systems’ Segment Operating Earnings

(dollars in millions)	Nine Months Ended June 30
	2006	2005
Segment operating earnings	$292	$228
Percent of sales	19.7%	17.8%

Government Systems’ operating earnings increased $64 million, or 28 percent, for the nine months ended June 30, 2006, compared to the same period a year ago. The higher operating earnings and operating margin were primarily attributable to the combination of the higher sales, productivity improvements, and a more favorable proportion of higher margin production revenues partially offset by higher discretionary research and development expenditures and lower margin incremental TELDIX revenues.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table represents Commercial Systems’ sales by product category:

(dollars in millions)	Nine Months Ended June 30
	2006	2005
Air transport aviation electronics	$716	$665
Business and regional aviation electronics	601	539

Total	$1,317	$1,204

Percent increase	9%

Air transport aviation electronics sales increased $51 million, or 8 percent, for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. This sales growth is primarily attributed to higher sales of flight-deck avionics related to higher OEM deliveries and higher sales of spares partially offset by lower in-flight entertainment system revenues.

Business and regional aviation electronics sales increased $62 million, or 12 percent, for the nine months ended June 30, 2006 compared to the same period in the prior year. This sales growth is attributed to significantly higher sales of flight-deck avionics and cabin electronics systems and products and higher service and support revenues partially offset by lower regional jet avionics sales and regulatory mandate program revenues.

The following table represents Commercial Systems’ sales based on the type of product or service:

(in millions)	Nine Months Ended June 30
	2006	2005
Original equipment	$676	$563
Aftermarket	641	641
Total	$1,317	$1,204

Original equipment sales increased $113 million, or 20 percent, for the nine months ended June 30, 2006 compared to the same period in the prior year. This sales growth is attributed to significantly higher sales of flight-deck avionics and cabin electronics systems and products for new business jet aircraft and higher sales of flight-deck avionics for new air transport aircraft as a result of accelerating business and air transport jet production rates. These sales increases were partially offset by lower regional jet avionics sales.

Aftermarket sales remained flat at $641 million for the nine months ended June 30, 2006 and June 30, 2005. Higher revenues from avionics retrofits and spares and service and support were offset by a decline in regulatory mandate program revenues and lower in-flight entertainment retrofit and spares revenues.

Commercial Systems’ Segment Operating Earnings

(dollars in millions)	Nine Months Ended June 30
	2006	2005
Segment operating earnings	$264	$224
Percent of sales	20.0%	18.6%

Commercial Systems’ operating earnings increased $40 million, or 18 percent, to $264 million, or 20.0 percent of sales, compared to $224 million, or 18.6 percent of sales, for the nine months ended June 30, 2005. The higher operating earnings and operating margin were a result of the combination of higher sales, productivity improvements, and a lower proportion of lower margin in-flight entertainment systems revenues. These improvements were partially offset by higher research and development expenditures and a decline in higher margin regulatory mandate revenues compared to the prior year.

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

Retirement Benefits

Net benefit expense for pension benefits and other retirement benefits are as follows (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Pension benefits	$17	$8	$52	$23
Other retirement benefits	(1)	—	(2)	1

Net benefit expense	$16	$8	$50	$24

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

Income Taxes

At the end of each interim reporting period we make an estimate of the annual effective income tax rate. Tax items included in the annual effective tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended June 30, 2006 and 2005, the effective income tax rate was 31.6 percent and 29.9 percent, respectively. During the nine months ended June 30, 2006 and 2005, the effective income tax rate was 31.1 percent and 29.6 percent, respectively. The effective tax rate was higher for the three and nine months ended June 30, 2006 than the prior year because the Federal Research and Development (R&D) Tax Credit was not extended beyond December 31, 2005. For the full year, we anticipate the effective tax rate to be approximately 30 percent if the R&D Tax Credit, which provides a tax benefit on certain incremental R&D expenditures, is extended retroactively to January 1, 2006 and expires no earlier than September 30, 2006. If the R&D Tax Credit is not extended, our effective tax rate for the full year is expected to be in the range of 31 to 32 percent. The difference between our effective tax rate and the statutory tax rate of 35 percent is primarily the result of the tax benefits derived from the R&D Tax Credit and the Extraterritorial Income Exclusion (ETI), which provides a tax benefit on export sales.

The American Jobs Creation Act of 2004 (the Act) provides for a special one-time deduction of 85 percent of certain foreign earnings repatriated into the U.S. from non-U.S. subsidiaries through September 30, 2006. As of June 30, 2006, we repatriated $91 million in cash from non-U.S. subsidiaries into the U.S. under the provisions of the Act. The repatriation did not impact our effective income tax rate for the three or nine months ended June 30, 2006 as a tax liability was established during 2005 when the decision was made to repatriate the foreign earnings.

Outlook

A summary of our 2006 anticipated results is as follows:

•	Total sales of $3.8 to $3.9 billion.

•	Diluted earnings per share in the range of $2.65 to $2.70.

•	Government Systems’ sales are expected to increase about 14 percent over 2005 sales with operating margins in the range of 19 to 19.5 percent.

•	Commercial Systems’ sales are expected to increase about 10 percent over 2005 sales, with operating margins of about 20 percent.

•	Cash provided by operating activities of about $550 million, including the $50 million discretionary contribution to our U.S. qualified pension plan.

•	Capital expenditures of about $140 million.

•	Total company and customer-funded research and development expenditures of about $725 million, or approximately 19 percent of total sales.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities

(in millions)	Nine Months Ended June 30
	2006	2005
Cash provided by operating activities	$313	$352

The decrease in operating cash flows during the nine months ended June 30, 2006 compared to the same period last year was principally due to the following:

•	Anticipated higher income tax payments.

•	Increased working capital to support sales volume increases.

•	Increased compensation and benefit payments.

•	Impact of classifying excess tax benefits from the exercise of stock options as a financing activity in the current year versus an operating activity in the prior year due to the adoption of SFAS 123R.

These decreases were partially offset by higher net income, lower pension plan contributions, and higher advance payments from customers.

Investing Activities

(in millions)	Nine Months Ended June 30
	2006	2005
Cash used for investing activities	$(175)	$(97)

The increase in cash flows used for investing activities was primarily due to the $71 million in cash paid for the acquisition of the E&S Simulation Business in 2006 versus the $18 million in net cash paid for the TELDIX acquisition in 2005. Capital expenditures increased to $104 million in the nine months ended June 30, 2006 from $74 million for the same period last year. We expect capital expenditures for the full year 2006 to be approximately $140 million compared to full year 2005 capital expenditures of $111 million. Facility expansion and demand for new test equipment to support new programs is the primary driver of increased capital expenditures.

Financing Activities

(in millions)	Nine Months Ended June 30
	2006	2005
Cash used for financing activities	$(164)	$(228)

The decrease in cash used for financing activities is primarily due to two variable rate loan agreements entered into in 2006 for $46 million. Other factors impacting cash used for financing activities for the nine months ended June 30, 2006 compared to the same period last year include the following:

•	In the current year we repurchased 4.4 million shares of common stock at a cost of $236 million compared to 5.5 million shares at a cost of $250 million for the same period last year.

•	In the current year we received $69 million from the exercise of stock options compared to $86 million for the same period last year.

•	We paid cash dividends of $69 million during the nine months ended June 30, 2006 compared to $64 million for the same period last year.

•	We received a $26 million excess tax benefit from the exercise of stock options for the nine months ended June 30, 2006. In connection with the adoption of SFAS 123R as of October 1, 2005, the excess tax benefit from the exercise of stock options is classified as a financing activity in 2006. During 2005, excess tax benefits from the exercise of stock options were classified as an operating activity.

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

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. There were no commercial paper borrowings outstanding at June 30, 2006.

Our Revolving Credit Facility consists of an $850 million five-year unsecured revolving credit agreement entered into on May 24, 2005. The Revolving Credit Facility exists primarily to support our commercial paper program, but is available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. Our debt to total capitalization ratio at June 30, 2006 was 18 percent. The Revolving Credit Facility contains covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. The Revolving Credit Facility does not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. In addition short-term credit facilities available to foreign subsidiaries amounted to $54 million as of June 30, 2006, of which $22 million was utilized to support commitments in the form of commercial letters of credit. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. At June 30, 2006, there were no borrowings outstanding under any of these credit facilities.

In addition to our credit facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the Notes) under the shelf registration statement. The Notes contain covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. At June 30, 2006, $550 million of the shelf registration was available for future use.

During June 2006 we entered into two variable rate loan agreements to facilitate our implementation of the cash repatriation provisions of the American Jobs Creation Act of 2004 as follows:

•	On June 26, 2006, we entered into a five-year unsecured variable rate loan facility agreement for 20.4 million Euros ($25 million).

•	On June 30, 2006, we entered into a five-year unsecured variable rate loan facility agreement for 11.5 million British pounds ($21 million).

The variable rate loan facility agreements contain customary loan covenants, none of which are financial. Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreements would require the repayment of any outstanding borrowings under such agreements. As of June 30, 2006, $46 million was outstanding.

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

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, accompanied by such phrases as “believes”, “estimates”, “expects”, “could”, “likely”, “anticipates”, “will”, “intends”, and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the health of the global economy; the continued recovery of the commercial aerospace industry and the continued support for military transformation and modernization programs; the potential adverse impact of oil prices on the commercial aerospace industry; changes in domestic and foreign government spending, budgetary, and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products, and services; reliability of and customer satisfaction with our products and services; potential cancellation or termination of contracts, delay of orders, or changes in procurement practices or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; performance of our suppliers and subcontractors which we are highly dependent upon for timely, high quality, and specification compliant products and services; risks inherent in fixed price contracts, particularly the risk of cost overruns; risk of significant and prolonged disruption to air travel; our ability to execute to our internal performance plans such as our continuous productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products and satisfy our contractual commitments; risk of fines and penalties related to noncompliance with export regulations; favorable outcome of certain program restructuring, customer procurements, and congressional approvals; risk of contract price reductions and payment withholds related to noncompliance with U.S. Defense Department specialty metal requirements; risk of asset impairment and government claims related to our pension plan freeze; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At June 30, 2006, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $195 million and a fair value of $186 million. We converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 7.5 basis points by executing “receive fixed, pay variable” interest rate swap contracts. A 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term debt, exclusive of the effects of the interest rate swap contracts, by $6 million and $6 million, respectively. The $100 million notional value of interest rate swap contracts had a carrying and fair value of $5 million at June 30, 2006. A 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $3 million and $3 million, respectively. Inclusive of the effect of the interest rate swaps, a 10 percent increase or decrease in average market interest rates would not have a material effect on our results of operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10 and 16 in the condensed consolidated financial statements.

At June 30, 2006, we also had $46 million of variable rate long-term debt outstanding with a carrying value of $46 million. Our results of operations are affected by changes in market interest rates related to the variable rate debt. A hypothetical 10 percent increase in market interest rates would not have a material effect on our results of operations, cash flows, or financial condition.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in foreign subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $198 million and $234 million at June 30, 2006 and September 30, 2005, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling, and Japanese yen. The duration of foreign currency contracts is generally two years or less. The net fair value of these foreign currency contracts at June 30, 2006 and September 30, 2005 were net liabilities of $4 million and $5 million, respectively. If the U.S. dollar increased or decreased in value against all currencies by 10 percent, the effect on the fair value of the foreign currency contracts, our results of operations, cash flows, or financial condition would not be significant at June 30, 2006.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of June 30, 2006, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of June 30, 2006 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2006 through April 30, 2006	2,000,000	$55.44	2,000,000	$344.3 million
May 1, 2006 through May 31, 2006	210,600	$64.92[2]	210,600	$330.6 million
June 1, 2006 through June 30, 2006	—	—	—	$330.6 million
Total	2,210,600	$56.34	2,210,600	$330.6 million

[1]	On February 7, 2006 we announced that our Board authorized the repurchase of an additional $500 million of our common stock. This authorization has no stated expiration.
[2]	The average price paid per share for the month of May includes $2 million in cash that was paid to settle an accelerated share repurchase agreement that was entered into in April 2006 and completed in May 2006. Excluding the impact of the cash paid to settle the accelerated share repurchase agreement, the average price paid per share for the period was $56.40.

Item 6. Exhibits

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges for the nine months ended June 30, 2006.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: July 27, 2006	By	/s/ M. A. Schulte
M. A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: July 27, 2006	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary