Form 10-K
period 2006-09-30
ROCKWELL COLLINS INC
filed 2006-11-13
CIK 1137411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

SECURITIES REGISTERED PURSUANT

TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant on March 31, 2006 was approximately $9.7 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

167,202,668 shares of the registrant’s Common Stock were outstanding on October 27, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Certain information contained in the Annual Report to Shareowners of the registrant for the fiscal year ended September 30, 2006 is incorporated by reference into Part I, Part II and Part IV.

(2)	Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 13, 2007 is incorporated by reference into Part III.

Rockwell Collins, Inc.

Annual Report on Form 10-K

PART I

Item 1. Business.

General

Our company, Rockwell Collins, Inc., is a leader in providing design, production and support of communications and aviation electronics for military and commercial customers worldwide. While our products and systems are primarily focused on aviation applications, our Government Systems business also offers products and systems for ground and shipboard applications. We also provide a wide range of services and support to our customers through our network of service centers worldwide, including equipment repair and overhaul, service parts, field service engineering, training, technical information services and aftermarket used equipment sales. We operate in multiple countries and are headquartered in Cedar Rapids, Iowa.

Our company’s heritage is rooted in the Collins Radio Company formed in 1933. Rockwell Collins, Inc., the parent company, is incorporated in Delaware. As used herein, the terms “we”, “us”, “our”, “Rockwell Collins” or the “Company” include subsidiaries and predecessors unless the context indicates otherwise.

Whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions of our 2006 Annual Report to Shareowners (the “2006 Annual Report”) or to information in our Proxy Statement for the Annual Meeting of Shareowners to be held on February 13, 2007 (the “2007 Proxy Statement”), such information shall be deemed to be incorporated herein by such reference.

All date references contained herein relate to our fiscal year ending on the Friday closest to September 30 unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end date.

Financial Information About Our Business Segments

Financial information with respect to our business segments, including product line disclosures, revenues, operating income and total assets, is contained under the caption Segment Financial Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report, and in Note 22 of the Notes to Consolidated Financial Statements in the 2006 Annual Report.

Access to the Company’s Reports

We maintain an Internet website at www.rockwellcollins.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on this site as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (SEC). All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at www.sec.gov. We also post corporate governance information (including our corporate governance guidelines and committee charters) and other information related to our company on our Internet website and this information is available free of charge on this site. We will provide, without charge, upon written request, copies of our SEC reports and corporate governance information. Our Internet website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

Description of Business by Segment

We serve our worldwide customer base through our Government Systems and Commercial Systems business segments. These two segments are described in detail below.

Government Systems

Our Government Systems business supplies defense communications systems and products as well as defense electronics systems and products, which include subsystems, navigation and displays, to the U.S. Department of Defense, other government agencies, civil agencies, defense contractors and foreign ministries of defense. These systems and products support airborne (fixed wing and rotary), ground and shipboard applications.

Our defense communications and defense electronics systems and products include:

•	Communications systems and products designed to help customers transfer information across the communications spectrum, ranging from Very Low and Low Frequency to High, Very High and Ultra High Frequency to satellite communications.

•	Military data link systems and products.

•	Navigation systems and products, including radio navigation systems, global positioning systems (GPS), handheld navigation systems and multi-mode receivers.

•	Subsystems for the flight deck that combine flight operations with navigation and guidance functions and that can include flight controls and displays, information/data processing and communications, navigation and/or safety and surveillance systems.

•	Cockpit display systems, including flat panel, multipurpose, wide fields of view, head up, head down and helmet mounted displays for tactical fighter and attack aircraft.

•	Integrated computer systems for future combat systems.

•	Simulation and training systems, including visual system products, training systems and engineering services.

•	Maintenance, repair, parts and after-sales support services.

Highlights for the Government Systems segment in 2006 included:

•	We reached delivery milestones on DAGR and C/KC-135 GATM programs by delivering the 40,000th Defense Advanced Global Positioning System Receiver (DAGR) and the 100th C/KC-135 Global Air Traffic Management (GATM) modified aircraft.

•	The DAGR, used primarily by the U.S. Army, is considered the standard for handheld GPS position and navigation units. The DAGR provides the capability to synchronize tactical radios for the U.S. Army’s digital battlespace and includes a graphical user interface designed to enhance soldier effectiveness and safety. Additionally, the DAGR incorporates anti-jam capabilities for enhanced protection and is the first U.S. device to include the next generation security module, known as the Selective Availability Anti-Spoofing Module (SAASM), for handheld GPS receivers.

•	As the prime avionics systems integrator for the U.S. Air Force C/KC-135 GATM program, Rockwell Collins is providing technology that allows military aircraft to effectively operate in commercial airspace by meeting worldwide Communication/Navigation/Surveillance and Air Traffic Management mandates. The program has been touted as a model program by the U.S. Air Force. If options for all 417 aircraft are executed by the U.S. Air Force, the estimated total revenues from the program are expected to be approximately $780 million.

•	The U.S. Air Force awarded Rockwell Collins a contract to develop next-generation Global Positioning System (GPS) technology as part of the Modernized User Equipment (MUE) Receiver Card Development program. The $28 million contract calls for the preliminary design of modernized receiver cards for ground and airborne applications, establishing first proof of design for the modernized GPS architecture.

Completion of the receiver card development, test and security certification would be accomplished under a government exercisable contract option for these tasks. This program represents the military user equipment portion of a next-generation GPS system that adds a new military signal and security architecture, enabling enhanced integrity, exclusivity and improved anti-jam capabilities.

•	We signed a strategic agreement with Thales for the joint development and pursuit of international programs for tactical ground communications through a new product line of radios called FlexNet. The new single- and multi-channel FlexNet radios will be capable of supporting the FlexNet waveform, which provides for high data rate ad-hoc networked communications and multimedia services. This enhanced capability is expected to increase the level of information which can be exchanged between users, introduce new possibilities of cooperative combat engagement between different units, and provide the mobility required by armed forces. Based on an open and secure architecture – compliant with Software Communication Architecture – the FlexNet radios are designed to accommodate future technology insertions or requirement upgrades.

•	We completed the following acquisitions:

•	Evans & Sutherland’s military and commercial simulation business, a developer of simulation visual systems for military and commercial applications throughout the world.

•	IP Unwired, Inc., a developer of high data rate HF/VHF/UHF modems and networking products and services for U.S. and international military customers.

•	Anzus, Inc., a developer of software enabling high-speed tactical data link processing and sensor correlation for the U.S. Department of Defense and foreign governments.

The Evans & Sutherland simulation business will augment our simulation and training solutions capabilities while IP Unwired and Anzus will augment our current Network-Centric Operations capabilities and facilitate penetration into new market areas.

•	We were selected by DARPA and AFRL for the next phase of the advanced networking program. The Defense Advanced Research Projects Agency (DARPA) and the Air Force Research Laboratory (AFRL) awarded Phase 2 of the QUINT Networking Technology (QNT) program to a team led by us. The QNT program will seek to develop robust, affordable miniature networked data link technologies suitable for use on weapons and by tactical unmanned air vehicles and dismounted soldiers. These data links will enable precision strike and efficient targeting against time-critical and mobile targets. They will also allow secure weapons handoff from the launch platform to any of several air or ground control platforms in the combat area. Along with our teammates Thales, Boeing and Launch Pad Labs, we conducted initial architecture studies and hardware risk reduction as part of Phase 1, valued at $3.5 million. Phase 2 is a contract option valued at $19 million.

•	Along with DARPA and AFRL, we successfully demonstrated Tactical Targeting Network Technology (TTNT) in operational tactical aircraft. TTNT, a high throughput, low-latency solution for addressing the sensor to shooter link and providing other real-time information, is an Internet Protocol (IP) based, high-speed, dynamic ad hoc network designed to enable the U.S. military to quickly target moving and time-critical objects. To date, we have been awarded $55 million for Phase 3/Phase T (Transition) of the program to mature the technology, demonstrate it on operationally relevant aircraft in a Multifunctional Information Distribution System (MIDS) form factor, perform software development to make the TTNT waveform Software Communications Architecture (SCA) compliant, and perform hardware development tasks to facilitate the transition of TTNT into the Joint Tactical Radio System.

•	Sikorsky selected our Avionics Management System (AMS) for the U.S. Marine Corps’ new CH-53K Heavy Lift Replacement (HLR) helicopter. Our AMS provides the CH-53K helicopter with a modular open systems architecture cockpit and mission management system that incorporates fully integrated flight and navigation displays, as well as Network Centric capabilities including tactical data link integration, correlation and data fusion. These features reduce crew workloads, while providing a communication, navigation, surveillance and air traffic management (CNS/ATM)-compliant flight management capability that is fully interoperable with civil airspace requirements.

•	The U. S. Navy and Air Force each awarded a contract to us for simulation and training system programs. The U.S. Navy award was for its MH-60 Weapons Load Trainer (WLT) program. The contract, valued at $26 million, calls for us to modify an existing H-60F trainer and build four new H-60 WLTs. The U.S. Air Force award is for the provision of concurrency updates, training modifications and support for the U.S. Air Force’s B-1B Training System.

•	We were selected to participate in the assessment phase of the U.K. Ministry of Defense Land Environment Air Picture Provision (LEAPP) program as a member of the Lockheed Martin-led Team Athena. LEAPP will provide a near real-time correlated air picture for the Land Component worldwide, either alone or as an element of Integrated Air Defense, to enable a graduated and enduring contribution to the Networked Enhanced Capability community in national and multinational operations. In this first significant networked Software Communications Architecture (SCA)-compliant software defined radio system for the U.K. MoD, we will provide a broadband, ground networked communications capability utilizing the fully SCA 2.2-compliant, FlexNet-FourTM software defined radio.

•	The Armed Reconnaissance Helicopter (ARH), equipped with our Common Avionics Architecture System (CAAS), completed its first successful test flights from Bell Helicopter’s Arlington, Texas facility. The system incorporates common, reusable processing elements in each piece of hardware, and employs an open systems architecture based on commercial standards. The cockpit features two 6- by 8-inch active matrix liquid crystal multi-function displays, control display units, as well as helmet-mounted displays and general purpose processing units. The software design, development and test of the avionics system for this application were completed seven months after contract signing; contributing to the ARH program being recognized as one of the fastest “contract-to-flight” programs ever completed, setting a new standard for such acquisitions.

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

Our air transport aviation electronics and business and regional aviation electronics systems and products include:

•	Integrated avionics systems and products, such as the Pro Line 21 system, which provide advanced avionics such as liquid crystal flight displays, flight management, integrated flight control, automatic flight controls, engine indication and crew alerts.

•	Cabin electronics systems and products, including passenger connectivity and entertainment, business support systems, network capabilities, passenger flight information systems and lighting and other environmental controls.

•	Communications systems and products, such as data link, High Frequency (HF), Very High Frequency (VHF) and satellite communications systems.

•	Navigation systems and products, including multi-mode receivers, radio and geophysical navigation sensors, as well as flight management systems.

•	Situational awareness and surveillance systems and products, such as Head-Up Guidance Systems, weather radar and collision avoidance systems.

•	Flight deck systems and products, which include a broad offering of multi-function cockpit liquid crystal display (LCD) units, CRT display units and head-up displays (HUDs).

•	Integrated information systems to provide information management solutions that help improve flight operations, maintenance and cabin services, as well as provide worldwide TV coverage.

•	Simulation and training systems, including visual system products, training systems and engineering services.

•	Maintenance, repair, parts and after-sales support services.

Highlights for the Commercial Systems segment in 2006 included:

•	We made our first deliveries of hardware systems on the Boeing 787 Dreamliner. This includes the core network cabinet, flight deck display system and crew alerting system, pilot controls, communication and surveillance systems and the aircraft’s common data network. We also serve as the systems integrator for each of these elements.

•	Our Pro Line 21 integrated avionics system was selected by Bombardier for inclusion on its new Learjet 60XR and Challenger 605 business jets, by Cessna for the flight deck of its new Encore+ business jet, and by the U.S. Government for the upgrade of six Beech King Air 300 special use aircraft (with an option for 12 additional aircraft). In each installation, the fully integrated system will include our Integrated Flight Information System, which provides enhanced safety, pilot efficiency and situational awareness by enabling electronic charts, graphical weather and enhanced map overlays. The first installation of the Pro Line 21 avionics system into the Beech King Air 300 aircraft is currently underway while the system is expected to be available on the new Bombardier and Cessna aircraft beginning in 2007.

•	We have expanded selectable avionics positions in Asian markets over the last several years. Recent customers selecting our avionics include All Nippon Airways, AirAsia, Air China, Batavia, China Eastern Airlines, China Southern Airlines, Hainan Airlines, IndiGo, JAL, Korean Airlines, Shenzhen Airlines, Sichuan Airlines, Spice Jet, Thai Airways, Jet Airways and Vietnam Airlines. Most avionics packages include communications and navigation equipment as well as our fully automatic WXR-2100 MultiScan Weather Radar.

•	We were selected by Singapore Airlines to provide a comprehensive eFlightTM information management solution that will streamline air-to-ground communications for the airline. eFlight will replace paper-intensive manual processes with electronic database and document management services. Under the terms of the agreement, we will implement Class 1 Electronic Flight Bags (EFBs) on Singapore Airlines’ Boeing 747s, and will work with Boeing to provide applications for Class 3 EFBs on Singapore’s Boeing 777 fleet. We will also implement the eFlight ground system to support information delivery to Singapore Airlines’ fleet and to their back office systems. Rockwell Collins eFlight is an end-to-end solution set for the airlines that enables secure exchange, processing, storage and retrieval of information among airborne and ground equipment throughout the entire operational chain. eFlight offers a broad range of database, document and communication management solutions that enhance aircraft operations and passenger experiences by using real-time connections to the ground operations center.

•	Our SAT-2100 high speed data satellite communication system has been selected as a supplier furnished equipment option on Airbus A318, A319, A320 and A321 aircraft. This expands the SAT-2100 positions beyond Boeing 737, 747, 777 and 787 platforms. The certification, expected in January 2007, will mark the first Airbus certification for the SAT-2100. Small, lightweight, reliable and economical, the SAT-2100 system provides multi-channel voice, facsimile and data capability. The SAT 2100 product family has earned broad market adoption and is offerable on multiple aircraft types.

•	We announced our next generation of weather radar, the MultiScan Hazard DetectionTM system, which we believe will enable safer, smoother and more efficient flights. The system includes five groundbreaking technologies that go beyond today’s most advanced radar systems by adding predictive weather analysis and hazard detection features. These technologies include: Directed Sequential Hazard Assessment, Flight Path Hazard Analysis, Storm Top Information, Predictive Overflight Protection and Enhanced Turbulence Detection. Since its inception, the MultiScan Hazard Detection system is on over 80 airlines worldwide.

•	Our HGS-4200 Head-up Guidance System (HGS®) was selected by Air Canada Jazz and Lufthansa CityLine for their respective fleets of Bombardier CRJ705 and 900 aircraft. Our HGS-4200, which displays critical flight information in the pilot’s forward field of view, expands the operational capability of these aircraft by reducing the airplane’s approved approach minima to Category III, thereby reducing the decision height from 100 feet to 50 feet and the Runway Visual Range from 1,800 to 650 feet (550 meters to 200 meters). These selections closely follow the recent certification of the HGS-4200 for use on these specific Bombardier aircraft types by the European Aviation Safety Agency, the Federal Aviation Administration and Transport Canada.

•	Aviacsa, JSSI® and Mexicana Airlines selected us to provide maintenance and support services. Under a three-year contract we will provide Aviacsa, a leader in Mexico’s airline industry, with repair and maintenance services at a fixed price per repair for their fleet of 23 Boeing 737-200 aircraft. Jet Support Services, Inc. (JSSI) signed a 5-year agreement under which we will provide forward exchange support, which includes maintenance and component repairs, reliability upgrades, and equipment removal and refit coverage, for all of its equipment on JSSI’s extensive, customer-owned fleet of Rockwell Collins-equipped aircraft. Mexicana Airlines signed a three-year time and material agreement with us for service and support for all our equipment on Mexicana’s entire fleet of Airbus, Boeing and Fokker aircraft.

Customers; Sales and Marketing

We serve a broad range of customers worldwide, including the U.S. Department of Defense, U.S. Coast Guard, civil agencies, defense contractors, foreign ministries of defense, manufacturers of commercial air transport, business and regional aircraft, commercial airlines, regional airlines, fractional jet operators, and business jet operators. We market our systems, products and services directly to Government Systems and Commercial Systems customers through an internal marketing and sales force. In addition, we utilize a worldwide dealer network to distribute our products and international sales representatives to assist with international sales and marketing. In 2006, various branches of the U.S. Government accounted for 39% of our total sales.

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

Competition

We operate in a highly competitive environment. Principal competitive factors include total cost of ownership, product and system performance, quality, service, warranty and indemnification terms, technology, design engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of United States and international companies, including approximately ten principal competitors in each of our Government Systems and Commercial Systems businesses. Some of our principal competitors include Honeywell International, Inc., Thales S.A., Matsushita, Raytheon Co., Harris Corp., BAE Systems Aerospace, Inc., General Dynamics Corporation, L3 Communications, Inc., and Northrop Grumman Corp. Several of our competitors are significantly larger than us in terms of resources and market share, and can offer a broader range of products. Some of our competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In addition, some of our competitors offer avionics and communications solutions with fewer features and lower prices that may compete with our solutions. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products. Furthermore, competitors who have greater financial resources may be better able to provide a broader range of financing alternatives to their customers in connection with sales of their products.

Industry consolidation has had a major impact on the competitive environment in which we operate. Over the past several years, our competitors have undertaken a number of mergers, alliances and realignments that have contributed to a very dynamic competitive landscape. During the past three years, we have completed five acquisitions and entered into several strategic alliances to improve our competitive position and expand our market reach.

Raw Materials, Supplies and Working Capital

We believe we have adequate sources for the supply of raw materials and components for our manufacturing and service needs with suppliers located around the world. Electronic components and other raw materials used in the manufacture of our products are generally available from several suppliers. We continue to work with our supply base for raw materials and components to ensure an adequate source of supply, utilizing strategic alliances, dual sourcing, identification of substitute or alternate parts that meet performance requirements and life-time buys. These life-time buys involve purchases of multiple years of supply in order to meet production and service requirements over the life span of a product. Although historically we have not experienced any significant difficulties in obtaining an adequate supply of raw materials and components necessary for our manufacturing operations or service needs, the loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our investment in inventory is a significant part of our working capital and historically we have maintained sufficient inventory to meet our customers’ requirements on a timely basis. This investment includes production stock, finished goods, spare parts and goods on consignment with airlines. Our accounts receivable also constitute a significant part of our working capital. Accounts receivable includes unbilled receivables related to sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms. The critical accounting policies involving inventory valuation reserves are discussed under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report.

Backlog

The following table summarizes our backlog (in billions):

	September 30
	2006	2005
Commercial Systems	$0.9	$0.5
Government Systems:
Funded Orders	2.5	2.4
Unfunded Orders	0.3	0.3

Total Backlog	$3.7	$3.2

Our backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. Although we believe that the orders included in backlog are firm, some orders may be canceled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes that it is in our best interest to do so. Our backlog includes approximately $1.5 billion of orders not expected to be filled by us in 2007.

Joint Ventures

Joint ventures, strategic investments and other cooperative arrangements are part of our business strategies to broaden the market for our products and develop new technologies. We currently have interests in several non-majority owned joint ventures.

We have a 50% ownership interest in each of the following:

•	Data Link Solutions LLC (DLS), a joint venture with BAE Systems, plc, for joint pursuit of the worldwide military data link market;

•	Vision Systems International, LLC (VSI), a joint venture with Elbit Systems, Ltd., for joint pursuit of helmet mounted cueing systems for the worldwide military fixed wing marketplace;

•	Integrated Guidance Systems LLC, a joint venture with Honeywell International, Inc., for joint pursuit of the development of weapons guidance and navigation solutions; and

•	Quest Flight Training Limited, a joint venture with Quadrant Group plc, which provides aircrew training services for the United Kingdom Ministry of Defense under a contract expiring in 2030.

Highlights for our Joint Ventures in 2006 included:

•	DLS and Thales agreed to cooperatively produce and sell Multifunctional Information Distribution System-Joint Tactical Radio System (MIDS-JTRS) terminals for the global market. DLS is currently developing MIDS JTRS under an $82 million contract and is also performing under an additional $9 million development contract to insert the Tactical Targeting Networking Technology waveform into the MIDS-JTRS terminal. The base MIDS-JTRS terminal, which will provide current MIDS Link 16 and tactical air navigation functions, as well as three additional programmable channels to run various communications, navigation and command-and-control waveforms, is scheduled to be complete in September 2007; with additional European-unique developments running through 2009.

•	DLS has received a $34 million order for Multifunctional Information Distribution System-Low Volume Terminals. MIDS-LVT are designed to provide secure, high-capacity, jam-resistant digital data and voice communications capability for Navy, Air Force, and Army platforms. The order is for 193 terminals to be used on U.S. platforms and, via Foreign Military Sales, for the governments of Switzerland, Poland, Japan, Australia, and Germany. In addition, DLS was selected to supply MIDS-LVT to the Hellenic Air Force and their F-16 aircraft.

•	DLS successfully completed the Critical Design Review for its MIDS-JTRS 4-channel software defined radio design. MIDS-JTRS is a 4-channel Software Communications Architecture compliant radio with one channel dedicated to the complex Link-16 JTRS waveform and three additional 2 MHz – 2 GHz channels capable of hosting a variety of other JTRS waveforms. The radio includes an internal 200W Radio Frequency Amplifier to power the embedded functionality. The initial build focuses on fielding Link-16, TACAN and J-Voice. MIDS-JTRS is an evolutionary acquisition strategy that builds from the combat-proven MIDS-LVT production program involving the five nation consortium of the United States, France, Germany, Italy and Spain. Using the same radio form factor and MIDS-LVT specification as a foundation, this incremental JTRS development reduces risk by minimizing platform integration impacts and leveraging mature production components from the MIDS-LVT design. In addition, it allows enhanced JTRS technologies to be incorporated as they mature.

•	VSI was selected to provide the Night Vision Cueing and Display (NVCD) system for the US Air Force and US Navy. The NVCD system, which is designed to be compatible with the Joint Helmet Mounted Cueing System (JHMCS), enables out of the cockpit Night Vision with superimposed JHMCS targeting and navigation symbology. The NVCD system is expected to be employed on all aircraft using the JHMCS which could generate total estimated revenues of $100 million.

•	VSI received a contract from Boeing for JHMCS Full Rate Production Lot 3 for $83 million. The JHMCS will be installed on US and international F-16s, F/A-18s and F-15s, to provide high off boresite targeting capability for pilots. Over 1500 systems have now been delivered. The JHMCS is being successfully used by US forces in Iraq and is a valuable and revolutionary tool for fighter pilots.

•	Rockwell Collins and Honeywell established a joint venture to offer integrated guided weapons technologies. Through a newly formed 50/50 joint venture called Integrated Guidance Systems LLC, Rockwell Collins and Honeywell will offer customers a new series of integrated precision guidance solutions for precision guided weapons. The new guidance offerings will be made possible through the combination of Rockwell Collins’ military Global Positioning System (GPS) receiver technology and Honeywell’s Micro Electronic Mechanical Systems Inertial Measurement Units and navigation processing technologies. By using an advanced coupling process called Deep Integration, the joint venture will seek to develop weapons guidance and navigation solutions to enable customers to meet new and emerging enhanced performance requirements by reducing hardware content and providing increased reliability in GPS jammed or denied environments.

Acquisitions and Dispositions

We continually consider various business opportunities, including strategic acquisitions and alliances, licenses and marketing arrangements, and we review the prospects of our existing businesses to determine whether any of them should be modified, sold or otherwise discontinued.

We completed five acquisitions in the past three years to augment our internal growth plans. These acquisitions were:

•	software applications: the September 2006 acquisition of Anzus, Inc.;

•	digital communications and networking technology: the September 2006 acquisition of IP Unwired Inc.;

•	visual systems for military and commercial simulation: the May 2006 acquisition of certain assets of Evans & Sutherland;

•	military aviation electronics: the April 2005 acquisition of TELDIX GmbH; and

•	flight simulators: the December 2003 acquisition of NLX Holding Corporation.

In September 2006, we completed the disposition of our 50% interest in the joint venture, Rockwell Scientific Company LLC, to Teledyne Brown Engineering, Inc.

Additional information relating to our acquisitions and disposition is contained in Note 3 and Note 8, respectively, of the Notes to Consolidated Financial Statements in the 2006 Annual Report.

Research and Development

We have significant research, development, engineering and product design capabilities. At September 30, we employed approximately 4,600 engineers.

Amounts attributed to our research and development activities are as follows (in millions):

	2006	2005	2004
Customer-funded [1]	$443	$348	$327
Company-funded	279	243	218

Total	$722	$591	$545

[1]	Customer-funded research and development includes activities relating to the development of new products and the improvement of existing products.

Intellectual Property

We own numerous United States and foreign patents and have numerous pending patent applications, including patents and patent applications purchased in our acquisitions. We also license certain patents relating to our manufacturing and other activities. While in the aggregate we consider our patents and licenses important to the operation of our business, we do not consider any individual patent or license to be of such importance that the loss or termination of any one patent or license would materially affect us.

Rockwell Automation, Inc. (Rockwell) continues to own the “Rockwell” name. In connection with our spin-off from Rockwell in 2001, we were granted the exclusive right to continue to use the Rockwell Collins name for use in our business other than in connection with the Rockwell Automation business or industrial automation products. This exclusive right would terminate following certain change of control events applicable to us as described in the distribution agreement among Rockwell, RSC and us.

Employees

As of September 30, 2006, we had approximately 18,600 full-time employees. Approximately 2,300 of our employees in the United States are covered by collective bargaining agreements. The collective bargaining agreements are generally set to expire between September 2007 and May 2008.

Cyclicality and Seasonality

The avionics and communications markets in which we sell our products are, to varying degrees, cyclical and have experienced periodic downturns. For example, markets for our commercial aviation electronic products have experienced downturns during periods of slowdowns in the commercial airline industry and during periods of weak conditions in the economy in general, as demand for new aircraft generally declines during these periods. Although we believe that our Government Systems business and aftermarket demand for many of our products reduces our exposure to these business downturns, we may experience downturns in the future. Our Government Systems business is also subject to some cyclicality primarily as a result of U.S. Government defense budget cycles.

Our business tends to be seasonal with our fourth quarter usually producing relatively higher sales and cash flow and our first quarter usually producing relatively lower sales and cash flow. A large part of this seasonality variance is attributable to our Government Systems business and relates to the U.S. Government procurement cycle.

Regulatory Matters

As a defense contractor, our contract costs are audited and reviewed on a continual basis by the Defense Contract Audit Agency. Audits and investigations are conducted from time to time to determine if our performance and administering of our U.S. Government contracts are compliant with applicable contractual requirements and procurement and other applicable Federal statutes and regulations. Under present U.S. Government procurement regulations, if indicted or adjudged in violation of procurement or other Federal civil laws, a contractor, such as us, could be subject to fines, penalties, repayments or other damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years.

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

Internationally, similar requirements exist for airworthiness, installation and operational approvals. These requirements are administered by the national aviation authorities of each country and, in the case of Europe, coordinated by the European Joint Aviation Authorities. Many countries also impose specific telecommunications equipment requirements, administered through their national aviation authorities or telecommunications authorities. In Europe, approval to import products also requires compliance with European Commission directives, such as those associated with electrical safety, electro-magnetic compatibility, the use of metric units of measurement and restrictions on the use of lead.

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

Environmental Matters

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had and will continue to have an impact on our manufacturing operations. To date, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. We believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business or financial condition, but could possibly be material to the results of operations or cash flows of any one period. Additional information on environmental matters is contained in Note 20 of the Notes to Consolidated Financial Statements in the 2006 Annual Report.

Geographic Information

Our principal markets outside the United States are in France, Canada, the United Kingdom, Australia, Japan, Germany, Israel, Singapore, China, India, Mexico and Brazil. In addition to normal business risks, operations outside the United States are subject to other risks, including political, economic and social environments, governmental laws and regulations, and currency revaluations and fluctuations.

Selected financial information by major geographic area for each of the three years in the period ended September 30, 2006 is contained in Note 22 of the Notes to Consolidated Financial Statements in the 2006 Annual Report.

Item 1A. Risk Factors.

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, many of which are beyond our control, including but not limited to those set forth below and elsewhere in this Annual Report on Form 10-K, any one of which could cause our results to vary materially from recent results or from our anticipated future results.

International conflicts and global war on terror may adversely affect our business.

International conflicts such as the war in Iraq, political turmoil in the Middle and Far East and the possibility of future terrorist attacks cause significant uncertainty with respect to U.S. and other business and financial markets and adversely affect our business. These international conflicts also affect the price of oil, which has a significant impact on the financial health of our air transport and regional customers. Although our Government Systems business may experience greater demand for its products as a result of increased government defense spending, factors arising (directly or indirectly) from international conflicts which may adversely affect our business include reduced aircraft build rates, upgrades, maintenance and spending on discretionary products such as in-flight entertainment, as well as increases in the cost of property and aviation products insurance and increased restrictions placed on our insurance policies. The war in Iraq creates the risk that our Government Systems’ customers may need to reprogram funding from our existing business to pay for war-related activities. Furthermore, we currently hold only nominal insurance related to the effects of terrorist acts on our assets and our aircraft products.

We depend to a significant degree on U.S. government contracts, which are subject to unique risks.

In 2006, 39% of our sales were derived from United States government contracts. In addition to normal business risks, our supply of systems and products to the United States government is subject to unique risks which are largely beyond our control. These risks include:

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

In 2006, revenues from products and services exported from the U.S. or manufactured and serviced abroad were 32% of our total sales. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:

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

We completed five acquisitions in the last three years and we intend to enter into acquisitions in the future in an effort to enhance shareowner value. Acquisitions involve a certain amount of risks and uncertainties such as:

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

During 2006, approximately 89% of our total sales were from, and a significant portion of our anticipated future sales will be from, firm, fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial estimates are incorrect, we can lose money on these contracts. These fixed-price contracts can expose us to potentially large losses because the customer may compel us to complete a project or, in the event of a termination for default, pay the entire incremental cost of its replacement by another provider regardless of the size of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, the following items can result in the contractual price becoming less favorable or even unprofitable to us over time: unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors and cost overruns. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns could have an adverse impact on our financial condition, operating results and cash flows.

Costs of certain employee and retiree benefits may continue to rise.

Over the last few years, we have experienced significant volatility in the costs related to medical and pension benefits. Although we have taken action seeking to contain this cost volatility, including making material changes to these plans, there are risks that our costs for these benefits will increase as a result of:

•	continued increases in medical costs related to current employees due to increased usage of medical benefits and medical inflation in the United States;

•	the effect declines in the stock and bond markets have on the performance of our pension plan assets; and

•	potential reductions in the discount rate used to determine the present value of our benefit obligations.

Tax law changes expected to impact our effective tax rate.

Our effective tax rate has been lower than the statutory tax rate primarily as a result of the tax benefits derived from the Research and Development Tax Credit (“R&D Tax Credit”), which provides a tax benefit on certain incremental R&D expenditures, the Extraterritorial Income Exclusion (“ETI”), which provides a tax benefit on export sales, and the Domestic Manufacturing Deduction under Section 199 (“Domestic Manufacturing Deduction”), which provides a tax benefit on U.S. based manufacturing. The R&D Tax Credit expired effective December 31, 2005.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act repeals and replaces the ETI with a new deduction for income generated from qualified production activities by U.S. manufacturers. The ETI export tax benefit completely phases out December 31, 2006 and the Domestic Manufacturing Deduction benefit will be phased in through fiscal 2010. As a result, the Act is expected to have an adverse impact on our effective tax rate for years 2007 through 2010.

Cautionary Statement

This Annual Report on Form 10-K, and documents that are incorporated by reference in this Annual Report on Form 10-K, contain statements, including certain projections and business trends, accompanied by such phrases as “believes”, “estimates”, “expects”, “could”, “likely”, “anticipates”, “will”, “intends”, and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the potential impacts of geopolitical events, the financial condition of our customers (including major U.S. airlines), the health of the global economy, the continued recovery of the commercial aerospace industry and the continued support for military transformation and modernization programs; the potential adverse impact of oil prices on the commercial aerospace industry; the cost of the global war on terrorism on U.S. government military procurement expenditures and program budgets; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; performance of our suppliers and subcontractors; risks inherent in fixed price contracts, particularly the risk of cost overruns; risk of significant disruption to air travel; our ability to execute to our internal performance plans such as our productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates, including the risk that Congress will not enact research and development tax credit legislation retroactive to the beginning of fiscal year 2007; risk of contract price reductions and payment withholds related to non compliance with U.S. Defense Department specialty metal requirements; our ability to develop contract compliant systems and products and satisfy our contractual commitments; risk of fines and penalties related to noncompliance with export control regulations; risk of asset impairments and government claims related to our pension plan freeze; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

As of September 30, 2006, we operated 16 manufacturing facilities throughout the United States and one manufacturing facility each in Mexico, France, Germany and the United Kingdom. The Company also had engineering facilities, sales offices, warehouses and service locations in approximately 20 countries around the world. These facilities have aggregate floor space of approximately 6.2 million square feet, substantially all of which is in use. Of this floor space, approximately 62% is owned and approximately 38% is leased. There are no major encumbrances on any of our plants or equipment, other than financing arrangements which in the aggregate are not significant. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2006 is as follows:

Location	Owned Facilities	Leased Facilities	Total
	(in thousands of square feet)
United States	3,488	1,947	5,435
Europe	329	189	518
Canada and Mexico	—	121	121
Asia Pacific	—	86	86
South America	—	7	7

Total	3,817	2,350	6,167

Type of Facility	Owned Facilities	Leased Facilities	Total
	(in thousands of square feet)
Manufacturing	2,116	538	2,654
Sales, engineering, service and general office space	1,701	1,812	3,513

Total	3,817	2,350	6,167

We have facilities with a total of at least 100,000 square feet in the following cities: Cedar Rapids, Iowa (2,560,000 square feet), Richardson, Texas (280,000 square feet), Melbourne, Florida (275,000 square feet), Pomona, California (240,000 square feet), Heidelberg, Germany (240,000 square feet), San Jose, California (225,000 square feet), Irvine, California (220,000 square feet), Tustin, California (216,000 square feet), Coralville, Iowa (180,000 square feet), Sterling, Virginia (138,000 square feet), Salt Lake City (132,000 square feet), Toulouse, France (130,000 square feet) and Mexicali, Mexico (105,000 square feet). Most of our facilities are generally shared for the benefit of our Government Systems and Commercial Systems businesses. One owned facility with 77,000 total square feet of space is currently vacant.

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

Item 3. Legal Proceedings.

Various lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, intellectual property, environmental, safety and health, exporting or importing, contract, employment and regulatory matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, management believes the disposition of matters that are pending or asserted will not have a material adverse effect on our business or financial condition, but could possibly be material to the results of operations or cash flows of any one period.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Item 4A. Executive Officers of the Company.

The name, age, office and position held with us, and principal occupations and employment during the past five years of each of our executive officers as of November 9, 2006 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age

Clayton M. Jones — Chairman of the Board of Rockwell Collins since June 2002; President and Chief Executive Officer of Rockwell Collins since June 2001	57

Barry M. Abzug — Senior Vice President, Corporate Development of Rockwell Collins since October 2001	54

Patrick E. Allen — Senior Vice President and Chief Financial Officer of Rockwell Collins since January 2005; Vice President and Controller of Rockwell Collins’ Commercial Systems business from January 2004 to December 2004; Vice President, Finance and Treasurer of Rockwell Collins prior thereto	42

John-Paul E. Besong — Senior Vice President of e-Business & Lean Electronics of Rockwell Collins since February 2003; Vice President of e-Business & Lean Electronics of Rockwell Collins from January 2002 to February 2003; Vice President of e-Business of Rockwell Collins prior thereto	53

Gary R. Chadick — Senior Vice President, General Counsel and Secretary of Rockwell Collins since July 2001	45

Name, Office and Position, and Principal Occupations and Employment	Age

Robert M. Chiusano — Executive Vice President and Special Assistant to the Chief Executive Officer of Rockwell Collins since October 2006; Executive Vice President and Chief Operating Officer, Commercial Systems of Rockwell Collins from May 2002 to October 2006; Executive Vice President and Chief Operating Officer, Government Systems of Rockwell Collins prior thereto	56

Gregory S. Churchill — Executive Vice President and Chief Operating Officer, Government Systems of Rockwell Collins since May 2002; Vice President and General Manager of Business and Regional Systems for Commercial Systems of Rockwell Collins prior thereto	49

Ronald W. Kirchenbauer — Senior Vice President, Human Resources, of Rockwell Collins since April 2003; Senior Vice President, Employee and Workplace Services, of Cadence Design Systems, Inc. (electronic design technologies and services) prior thereto	59

Nan Mattai — Senior Vice President, Engineering and Technology of Rockwell Collins since November 2004; Vice President, Government Systems Engineering of Rockwell Collins prior thereto	54

Jeffrey A. Moore — Senior Vice President of Operations of Rockwell Collins since April 2006; Acting Senior Vice President of Operations of Rockwell Collins from October 2005 to April 2006; Vice President of Manufacturing Operations of Rockwell Collins from October 2002 to October 2005; Senior Director, Melbourne Production of Rockwell Collins prior thereto	53

Robert K. Ortberg — Executive Vice President and Chief Operating Officer, Commercial Systems of Rockwell Collins since October 2006; Vice President and General Manager, Air Transport Systems of Rockwell Collins from October 2002 to October 2006; and Vice President and General Manager, Communication Systems of Rockwell Collins prior thereto.	46

Marsha A. Schulte — Vice President, Finance & Controller of Rockwell Collins since May 2006; Vice President & Controller, Operations of Rockwell Collins from January 2004 to May 2006; Vice President, Strategic & Financial Planning of Rockwell Collins prior thereto	49

Kent L. Statler — Executive Vice President, Rockwell Collins Services since October 2006; Senior Vice President and General Manager of Rockwell Collins Services from October 2005 to October 2006; Senior Vice President of Operations of Rockwell Collins from January 2003 to October 2005; Vice President of Manufacturing Operations of Rockwell Collins from January 2002 to January 2003; Vice President Lean Electronics of Rockwell Collins prior thereto	41

Douglas E. Stenske —Treasurer of Rockwell Collins since February 2004; Senior Director, Risk and Asset Management of Rockwell Collins prior thereto	40

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

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol “COL”. On October 31, 2006, there were 32,382 shareowners of record of our common stock.

The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange—Composite Transactions reporting system during each quarter of our years ended September 30, 2006 and 2005:

	2006		2005
Fiscal Quarters	High	Low	High	Low
First	$48.80	$43.25	$40.94	$34.40
Second	56.63	43.49	48.47	37.22
Third	60.41	49.13	49.80	42.88
Fourth	56.61	51.34	49.75	45.32

Dividends

The following table sets forth the cash dividends per share paid by us during each quarter of our years ended September 30, 2006 and 2005:

Fiscal Quarters	2006	2005
First	$0.12	$0.12
Second	0.12	0.12
Third	0.16	0.12
Fourth	0.16	0.12

Based on our current dividend policy, we will pay quarterly cash dividends which, on an annual basis, will equal $0.64 per share. The declaration and payment of dividends by us, however, will be at the sole discretion of our Board of Directors.

Repurchases

Our Board of Directors has authorized certain repurchases of our common stock. During 2006, we repurchased approximately 9.3 million shares of our common stock at a total cost of $492 million, which resulted in a weighted average cost of $52.82 per share. During 2005, we repurchased approximately 10.6 million shares at a total cost of $498 million, which resulted in a weighted average cost of $47.20 per share.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2006 through July 31, 2006	—		—	—	$330.6 million
August 1, 2006 through August 31, 2006	—		—	—	$330.6 million
September 1, 2006 through September 30, 2006	4,700,000	(2)	$54.63	4,700,000	$73.8 million
Total	4,700,000		$54.63	4,700,000	$73.8 million

(1)	On February 7, 2006, we announced that our Board authorized the repurchase of an additional $500 million of our common stock. This authorization has no stated expiration.
(2)	In September 2006, we entered into an accelerated share repurchase agreement with an investment bank under which we purchased 4.7 million shares of our outstanding common stock. This repurchase agreement provides for a future price adjustment based on the volume weighted average market trading price of our common stock over a period of up to three months.

Item 6. Selected Financial Data.

See the information in the table captioned Selected Financial Data in the 2006 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the discussion and analysis under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See the discussion and analysis under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report.

Item 8. Financial Statements and Supplementary Data.

See Management’s Report on Internal Control Over Financial Reporting, Reports of Independent Registered Public Accounting Firm, Consolidated Statement of Financial Position, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Shareowners’ Equity and Comprehensive Income, and Notes to Consolidated Financial Statements in the 2006 Annual Report.

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

Evaluation of Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting as of September 30, 2006 is included within Item 8 of this Annual Report Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on management’s assessment and the effectiveness of internal control over financial reporting is included within Item 8 of this Annual Report Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

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

The members of the Audit Committee of our board of directors are: Joseph F. Toot, Jr., Chris A. Davis, Richard J. Ferris and Andrew J. Policano. The board of directors has determined that all these members are “independent” as defined under applicable SEC and New York Stock Exchange rules and that Messrs. Toot and Ferris and Ms. Davis are “audit committee financial experts”. The Board’s affirmative determination with respect to Messrs. Toot and Ferris was based upon their extensive experience as chief executive officers of public companies in actively supervising chief financial officers and their extensive audit committee experience. The Board’s affirmative determination with respect to Ms. Davis was based upon her education and more than twenty years in chief financial officer positions of public companies and her extensive audit committee experience.

We have adopted a handbook entitled Rockwell Collins Standards of Business Conduct and we have supporting policies covering standards of business conduct and conflicts of interest (collectively, the “code of ethics”). The code of ethics applies to our Chief Executive Officer, Chief Financial Officer, Vice President, Finance & Controller (who serves as our principal accounting officer), as well as to all of our other employees and to the members of our Board of Directors. The code of ethics is publicly available on our website at www.rockwellcollins.com. If we make any amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code applicable to our Chief Executive Officer, Chief Financial Officer or principal accounting officer requiring disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website.

Item 11. Executive Compensation.

See the information under the captions Compensation of Directors, Executive Compensation, Option Grants, Long-Term Incentive Plans – Awards in Last Fiscal Year, Aggregated Option Exercises and Fiscal Year-End Values, Retirement Benefits, Compensation Committee Report on Executive Compensation and Shareowner Return Performance Presentation in the 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions Voting Securities and Equity Ownership of Certain Beneficial Owners and Management in the 2007 Proxy Statement.

Equity Compensation Plan Information

The following table gives information as of September 30, 2006, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	8,295,362	(2)	$28.16	16,043,136	(3)(4)
Equity compensation plans not approved by security holders	None		None	None
Total	8,295,362		$28.16	16,043,136

(1)	Consists of the following equity compensation plans: 2001 Stock Option Plan, 2001 Long-Term Incentives Plan, Directors Stock Plan and 2006 Long-Term Incentives Plan.
(2)	Includes 185,350 performance shares, which is the maximum number of shares that can be issued in the future if maximum performance is achieved under existing performance agreements. Also includes 18,523 restricted stock units (RSUs). Such performance shares and RSUs are not included in the weighted average price calculation.

(3)	Also includes 4,658,970 shares available under our Employee Stock Purchase Plan (ESPP), which allows employees to have withheld up to 15 percent of their base compensation toward the purchase of our common stock. Shares are purchased each month by participants at 95 percent of the fair market value on the last day of the month pursuant to the ESPP.
(4)	Of the 10,891,574 shares available for future grant under the 2006 Long-Term Incentives Plan, each share issued pursuant to an award of restricted stock, restricted stock units, performance shares and performance units counts as 3 shares against this limit.

Item 13. Certain Relationships and Related Transactions.

See the information under the caption Corporate Governance; Board of Directors and Committees and Certain Transactions and Other Relationships in the 2007 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

See the information under the caption Proposal to Approve the Selection of Auditors in the 2007 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)		Financial Statements, Financial Statement Schedules and Exhibits.

	(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries and are incorporated by reference in Item 8 of this Form 10-K from the 2006 Annual Report).

Consolidated Statement of Financial Position, as of September 30, 2006 and 2005.

Consolidated Statement of Operations, years ended September 30, 2006, 2005 and 2004.

Consolidated Statement of Cash Flows, years ended September 30, 2006, 2005 and 2004.

Consolidated Statement of Shareowners’ Equity and Comprehensive Income, years ended September 30, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

	(2)	Financial Statement Schedule for the years ended September 30, 2006, 2005 and 2004.

Page
Report of Independent Registered Public Accounting Firm	S-1
Schedule II — Valuation and Qualifying Accounts	S-2

Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

(3)	Exhibits

3-a-1	Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3-a-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

3-a-2	Certificate of Merger effecting name change of the Company from “New Rockwell Collins, Inc.” to “Rockwell Collins, Inc.”, filed as Exhibit 3-a-2 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

3-b-1	Amended By-Laws of the Company, filed as Exhibit 3-b-1 to the Company’s Form 10-Q for quarter ended June 30, 2004, is incorporated herein by reference.

4-a-1	Rights Agreement dated as of June 28, 2001 by and between the Company and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

4-a-2	Indenture dated as of November 1, 2001 between the Company and Citibank, N.A., as Trustee, filed as Exhibit 4.b to the Company’s Registration Statement on Form S-3 (No. 333-72914), is incorporated herein by reference.

4-a-3	Form of certificate for the Company’s 4 3/4% Notes due 2013, filed as Exhibit 4-a to the Company’s current report on Form 8-K dated November 21, 2003, is incorporated herein by reference.

*10-a-1	The Company’s 2001 Long-Term Incentives Plan, as amended by the Company’s Board of Directors on September 8, 2005, filed as Exhibit 10-a-1 to the Company’s Form 10-K for year ended September 30, 2005, is incorporated herein by reference.

*10-a-2	Forms of Stock Option Agreements under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-a-2 to the Company’s Form 10-K for year ended September 30, 2001, are incorporated herein by reference.

*10-a-3	Form of Stock Option Agreement under the Company’s 2001 Long-Term Incentives Plan for stock option grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-3 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-a-4	Form of Restricted Stock Agreement under the Company’s 2001 Long-Term Incentives Plan for restricted stock grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-4 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-a-5	The Company’s 2006 Long-Term Incentives Plan, attached as Appendix B to the Company’s 2006 Proxy Statement dated December 12, 2005, is incorporated herein by reference.

*10-a-6	The Company’s 2006 Annual Incentive Compensation Plan for Senior Executives, attached as Appendix C to the Company’s 2006 Proxy Statement dated December 12, 2005, is incorporated herein by reference.

*10-a-7	Form of Restricted Stock Unit Award under the Company’s 2006 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2006, is incorporated herein by reference.

*10-a-8	Forms of Stock Option Agreements under the Company’s 2006 Long-Term Incentives Plan.

*10-b-1	The Company’s Directors Stock Plan, adopted by the Company’s Board of Directors on June 1, 2001 and approved by the Company’s shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 001-16445) (the “Form 10”), is incorporated herein by reference.

*10-b-2	Form of Stock Option Agreement under the Company’s Directors Stock Plan, filed as Exhibit 10-b-2 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-b-3	Form of Restricted Stock Agreement under the Company’s Directors Stock Plan, filed as Exhibit 10-b-3 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-c-1	The Company’s Annual Incentive Compensation Plan for Senior Executive Officers, adopted by the Company’s Board of Directors on June 1, 2001 and approved by the Company’s shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.4 to the Form 10, is incorporated herein by reference.

*10-d-1	The Company’s Incentive Compensation Plan, adopted by the Company’s Board of Directors on June 11, 2003, filed as Exhibit 10-d-1 to the Company’s Form 10-Q for quarter ended June 30, 2003, is incorporated herein by reference.

*10-e-1	The Company’s 2001 Stock Option Plan, adopted by the Company’s Board of Directors on June 1, 2001, filed as Exhibit 10.3 to the Form 10, is incorporated herein by reference.

*10-f-1	The Company’s Deferred Compensation Plan, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-f-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-g-1	The Company’s Non-Qualified Savings Plan, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-g-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-h-1	The Company’s Non-Qualified Pension Plan, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-h-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-h-2	The Company’s Memorandum of Proposed Amendments to the Non-Qualified Pension Plan, adopted by the Company’s Board of Directors on November 6, 2003, filed as Exhibit 10-h-2 to the Company’s Form 10-Q for quarter ended December 31, 2003, is incorporated herein by reference.

*10-i-1	The Company’s Master Trust — Deferred Compensation and Non-Qualified Savings and Non-Qualified Pension Plans, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-i-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

10-k-1	Distribution Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

10-l-1	Employee Matters Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

10-m-1	Tax Allocation Agreement dated as of June 29, 2001 by and between Rockwell International Corporation and the Company, filed as Exhibit 2.3 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

*10-n-1	Form of Change of Control Agreement between the Company and certain executives of the Company (Three-Year Agreement), filed as Exhibit 10-n-1 to the Company’s Form 8-K dated June 29, 2005, is incorporated herein by reference.

*10-n-2	Schedule identifying executives of the Company who are party to a Change of Control Agreement (Three-Year Agreement), filed as Exhibit 10-n-2 to the Company’s Form 8-K dated April 27, 2006, is incorporated herein by reference.

*10-n-3	Form of Change of Control Agreement between the Company and certain executives of the Company (Two-Year Agreement), filed as Exhibit 10-n-3 to the Company’s Form 8-K dated June 29, 2005, is incorporated herein by reference.

*10-n-4	Schedule identifying executives of the Company who are party to a Change of Control Agreement (Two-Year Agreement), filed as Exhibit 10-n-4 to the Company’s Form 8-K dated April 27, 2006, is incorporated herein by reference.

10-o-1	Five-Year Credit Agreement dated as of May 24, 2005 among the Company, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent, filed as Exhibit 99 to the Company’s Form 8-K dated May 24, 2005, is incorporated herein by reference.

*10-p-1	Form of Three-Year Performance Unit Agreement for Persons With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-p-1 to the Company’s Form 10-K for year ended September 30, 2004, is incorporated herein by reference.

*10-p-2	Form of Three-Year Performance Unit Agreement for Persons Not With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-p-2 to the Company’s Form 10-K for year ended September 30, 2004, is incorporated herein by reference.

*10-p-3	Form of Performance Unit Agreement for FY03-05 for Persons With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-p-3 to the Company’s Form 10-K for year ended September 30, 2002, is incorporated herein by reference.

*10-p-4	Form of Performance Unit Agreement for FY03-05 for Persons Not With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-p-4 to the Company’s Form 10-K for year ended September 30, 2002, is incorporated herein by reference.

*10-p-5	Form of Performance Unit Agreement for FY04-06 for Persons With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-p-5 to the Company’s Form 10-Q for quarter ended December 31, 2003, is incorporated herein by reference.

*10-p-6	Form of Performance Unit Agreement for FY04-06 for Persons Not With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-p-6 to the Company’s Form 10-Q for quarter ended December 31, 2003, is incorporated herein by reference.

*10-q-1	Form of Three-Year Performance Awards Agreement for Persons With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-q-1 to the Company’s Form 10-K for year ended September 30, 2005, is incorporated herein by reference.

*10-q-2	Form of Three-Year Performance Awards Agreement for Persons Not With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-q-2 to the Company’s Form 10-K for year ended September 30, 2005, is incorporated herein by reference.

*10-q-3	Form of Three-Year Performance Awards Agreement for Persons With a Change of Control Agreement under the Company’s 2006 Long-Term Incentives Plan.

*10-q-4	Form of Three-Year Performance Awards Agreement for Persons Not With a Change of Control Agreement under the Company’s 2006 Long-Term Incentives Plan.

*10-s-1	Directors’ Compensation Summary, filed as Exhibit 10-s-1 to the Company’s Form 10-Q for quarter ended March 31, 2006, is incorporated herein by reference.

10-t-1	Purchase Agreement dated August 16, 2005, between Company and UBS AG, London Branch acting through UBS Securities LLC (TRANCHE 1), filed as Exhibit 10.1 to the Company’s Form 8-K dated August 16, 2005, is incorporated herein by reference.

10-t-2	Purchase Agreement dated August 16, 2005, between Company and UBS AG, London Branch acting through UBS Securities LLC (TRANCHE 2), filed as Exhibit 10.2 to the Company’s Form 8-K dated August 16, 2005, is incorporated herein by reference.

10-t-3	Purchase Agreement dated September 26, 2006, between the Company and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Form 8-K dated September 26, 2006, is incorporated herein by reference.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	Portions of the 2005 Annual Report to Shareowners of the Company incorporated herein by reference.

21	List of subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.

By	/s/ Gary R. Chadick
Gary R. Chadick
Senior Vice President, General Counsel and
Secretary

Dated: November 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 13th day of November, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Clayton M. Jones Clayton M. Jones	Chairman of the Board, President and Chief Executive Officer (principal executive officer)

DONALD R. BEALL*	Director

ANTHONY J. CARBONE*	Director

MICHAEL P.C. CARNS*	Director

CHRIS A. DAVIS*	Director

MARK DONEGAN*	Director

RICHARD J. FERRIS*	Director

ANDREW J. POLICANO*	Director

CHERYL L. SHAVERS*	Director

JOSEPH F. TOOT, JR.*	Director

/s/ Patrick E. Allen Patrick E. Allen	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ Marsha A. Schulte Marsha A. Schulte	Vice President, Finance and Controller (principal accounting officer)

*By	/s/ Gary R. Chadick
Gary R. Chadick, Attorney-in-fact**

**	By authority of the powers of attorney filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Rockwell Collins, Inc.

We have audited the consolidated financial statements of Rockwell Collins, Inc. and subsidiaries (the “Company”) as of September 29, 2006 and September 30, 2005, and for each of the three years in the period ended September 29, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 29, 2006, and the effectiveness of the Company’s internal control over financial reporting as of September 29, 2006, and have issued our reports thereon dated November 1, 2006 (which report on the consolidated financial statements expressed an unqualified opinion and included an explanatory paragraph regarding the Company’s change as of October 1, 2005, in its method of accounting for employee stock-based compensation); such consolidated financial statements and reports are included in your 2006 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

November 1, 2006

S-1

SCHEDULE II

ROCKWELL COLLINS, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2006, 2005 and 2004

(in millions)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Other		Deductions (b)	Balance at End of Year
Year ended September 30, 2006:
Allowance for doubtful accounts	$11	$1	$—		$—	$12
Allowance for excess and obsolete inventories	103	13	12	(c)	(18)	110
Year ended September 30, 2005:
Allowance for doubtful accounts	16	1	—		(6)	11
Allowance for excess and obsolete inventories	102	21	9	(a)	(29)	103
Year ended September 30, 2004:
Allowance for doubtful accounts	17	3	—		(4)	16
Allowance for excess and obsolete inventories	98	32	—		(28)	102

(a)	Amount relates to the TELDIX GmbH acquisition.
(b)	Amounts written off.
(c)	Amount relates to acquisition of the E&S Simulation Business.

S-2

EXHIBIT INDEX

Exhibit Number	Description
*10-a-8	Forms of Stock Option Agreements under the Company’s 2006 Long-Term Incentives Plan.

*10-q-3	Form of Three-Year Performance Awards Agreement for Persons With a Change of Control Agreement under the Company’s 2006 Long-Term Incentives Plan.

*10-q-4	Form of Three-Year Performance Awards Agreement for Persons Not With a Change of Control Agreement under the Company’s 2006 Long-Term Incentives Plan.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	Portions of the 2006 Annual Report to Shareowners of the Company incorporated herein by reference.

21	List of subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

E-1