Form 10-Q
period 2006-12-31
ROCKWELL COLLINS INC
filed 2007-01-25
CIK 1137411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006. Commission file number 1-16445.

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

168,230,784 shares of registrant’s Common Stock, par value $.01 per share, were outstanding on January 15, 2007.

ROCKWELL COLLINS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC .

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Unaudited)

(in millions, except per share amounts)

	December 31, 2006	September 30, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$207	$144
Receivables	780	821
Inventories	788	727
Current deferred income taxes	170	168
Other current assets	70	67

Total current assets	2,015	1,927

Property	554	552
Intangible Assets	124	137
Goodwill	518	517
Other Assets	178	145

TOTAL ASSETS	$3,389	$3,278

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Accounts payable	$299	$324
Compensation and benefits	215	268
Advance payments from customers	275	246
Product warranty costs	203	189
Income taxes payable	50	54
Other current liabilities	229	243

Total current liabilities	1,271	1,324

Long-Term Debt	236	245
Retirement Benefits	495	421
Other Liabilities	83	82

Shareowners’ Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,316	1,305
Retained earnings	1,202	1,105
Accumulated other comprehensive loss	(435)	(393)
Common stock in treasury, at cost (shares held: December 31, 2006, 15.6; September 30, 2006, 16.7)	(781)	(813)

Total shareowners’ equity	1,304	1,206

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$3,389	$3,278

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended December 31
	2006	2005
Sales:
Product sales	$897	$793
Service sales	96	88

Total sales	993	881

Costs, expenses and other:
Product cost of sales	625	569
Service cost of sales	65	61
Selling, general and administrative expenses	109	97
Interest expense	4	3
Other income, net	(5)	(2)

Total costs, expenses and other	798	728

Income before income taxes	195	153

Income tax provision	52	49

Net income	$143	$104

Earnings per share:
Basic	$0.85	$0.60
Diluted	$0.84	$0.59

Weighted average common shares:
Basic	167.4	172.8
Diluted	170.1	175.5

Cash dividends per share	$0.16	$0.12

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended December 31
	2006	2005
Operating Activities:
Net income	$143	$104
Adjustments to arrive at cash provided by operating activities:
Depreciation	23	20
Amortization of intangible assets	6	4
Stock-based compensation	4	4
Compensation and benefits paid in common stock	13	11
Tax benefit from the exercise of stock options	9	4
Excess tax benefit from stock-based compensation	(9)	(4)
Deferred income taxes	4	1
Pension plan contributions	(2)	(2)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	40	45
Inventories	(69)	(11)
Accounts payable	(37)	(48)
Advance payments from customers	29	14
Compensation and benefits	(53)	(79)
Income taxes	(1)	(5)
Other assets and liabilities	(19)	(1)

Cash Provided by Operating Activities	81	57

Investing Activities:
Property additions	(28)	(30)
Acquisition of license agreement	(2)	—
Proceeds from settlement of discontinued license agreement	14	—

Cash Used for Investing Activities	(16)	(30)

Financing Activities:
Decrease in long-term borrowings	(12)	—
Purchases of treasury stock	—	(33)
Cash dividends	(27)	(21)
Proceeds from exercise of stock options	22	12
Excess tax benefit from stock-based compensation	9	4

Cash Used for Financing Activities	(8)	(38)

Effect of exchange rate changes on cash and cash equivalents	6	(1)

Net Change in Cash and Cash Equivalents	63	(12)
Cash and Cash Equivalents at Beginning of Period	144	145

Cash and Cash Equivalents at End of Period	$207	$133

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, including the financial statements in Exhibit 13 incorporated by reference in the Form 10-K.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

2.	New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). Under SFAS 158, companies must: a) recognize a net liability or asset to report the funded status of their plans on their statement of financial position, b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur in comprehensive income. The Company has completed its evaluation of SFAS 158 and has elected to adopt the measurement date provisions of SFAS 158 effective October 1, 2006. The Company will adopt the recognition provisions of SFAS 158 as of the end of fiscal year 2007 as required by SFAS 158. See Note 11 for further information regarding the Company’s adoption of SFAS 158.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 indicates, among other things, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 is effective for the Company’s year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 157 on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company no later than October 1, 2007. The Company is currently evaluating the impact of FIN 48 on the Company’s financial statements.

3.	Acquisitions

Anzus, Inc.

On September 25, 2006, the Company acquired 100 percent of the shares of Anzus, Inc. (Anzus). Anzus, located in Poway, California, is a developer of software that enables high-speed tactical data link processing and sensor correlation for the U.S. Department of Defense as well as foreign governments. The total cash purchase price was $19 million. The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets. Based on the Company’s preliminary allocation of purchase price, $14 million has

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

been allocated to goodwill and $7 million to intangible assets with a weighted average life of approximately 6 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will enhance the Company’s tactical data link integration solutions. None of the goodwill resulting from the acquisition is tax deductible. Goodwill is included within the assets of the Government Systems segment.

IP Unwired, Inc.

On September 5, 2006, the Company acquired 100 percent of the shares of IP Unwired, Inc., located in Ottawa, Canada, a provider of advanced digital communications and networking technology for U.S. and international military customers. The total cash purchase price was $10 million. The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets. Based on the Company’s preliminary allocation of purchase price, $7 million has been allocated to goodwill and $3 million to intangible assets with a weighted average life of approximately 10 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will strengthen the Company’s network-centric operational capabilities. None of the goodwill resulting from the acquisition is tax deductible. Goodwill is included within the assets of the Government Systems segment.

E&S Simulation Business

On May 26, 2006, the Company acquired Evans & Sutherland Computer Corporation’s (E&S) military and commercial simulation assets and certain liabilities, including operations in the United States and United Kingdom (the E&S Simulation Business). The E&S Simulation Business produces hardware and software to create visual images for simulation, training, engineering, and other applications throughout the world. In connection with this transaction, the Company also entered into a laser projection systems agreement with Evans & Sutherland whereby the Company has exclusive and non-exclusive rights to laser projectors for the acquired business and certain of the Company’s other related businesses.

The total cash purchase price was approximately $71 million and is subject to potential post-closing adjustments. The Company is in the process of allocating the purchase price, finalizing the post-closing adjustments, and obtaining a valuation for acquired intangible and tangible assets. Based on the Company’s preliminary allocation of purchase price, $34 million has been allocated to goodwill and $25 million to intangible assets with a weighted average life of approximately 8 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will further enhance the Company’s simulation and training capabilities and provide more robust solutions for the Company’s customers. All goodwill resulting from the acquisition is tax deductible. Based on the preliminary allocation of purchase price, $20 million of goodwill is included in the Government Systems segment and $14 million of goodwill is included in the Commercial Systems segment.

4.	Receivables

Receivables are summarized as follows (in millions):

	December 31, 2006	September 30, 2006
Billed	$648	$665
Unbilled	182	203
Less progress payments	(39)	(35)

Total	791	833

Less allowance for doubtful accounts	(11)	(12)

Receivables	$780	$821

As of December 31, 2006 and September 30, 2006, the portion of receivables outstanding that are not expected to be collected within the next twelve months is approximately $17 million and $7 million, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Inventories

Inventories are summarized as follows (in millions):

	December 31, 2006	September 30, 2006
Finished goods	$154	$172
Work in process	350	318
Raw materials, parts, and supplies	348	329

Total	852	819

Less progress payments	(64)	(92)

Inventories	$788	$727

The Company defers certain pre-production engineering costs as work-in-process inventory in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees typically take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. Deferred pre-production engineering costs were $92 million and $96 million at December 31, 2006 and September 30, 2006, respectively.

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to life-time buy inventory and pre-production engineering costs. Life-time buy inventory is inventory that is typically no longer being produced by the Company’s vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product. Inventory not expected to be realized within one year is $158 million and $146 million at December 31, 2006 and September 30, 2006, respectively.

6.	Property

Property is summarized as follows (in millions):

	December 31, 2006	September 30, 2006
Land	$30	$30
Buildings and improvements	298	281
Machinery and equipment	715	709
Information systems software and hardware	263	264
Construction in progress	55	63

Total	1,361	1,347

Less accumulated depreciation	(807)	(795)

Property	$554	$552

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended December 31, 2006 are summarized as follows (in millions):

	Government Systems	Commercial Systems	Total
Balance at September 30, 2006	$323	$194	$517
Foreign currency translation adjustment	1	—	1

Balance at December 31, 2006	$324	$194	$518

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible assets are summarized as follows (in millions):

	December 31, 2006			September 30, 2006
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$143	$(62)	$81	$143	$(58)	$85
License agreements	13	(6)	7	24	(6)	18
Customer relationships	45	(16)	29	41	(14)	27
Trademarks and tradenames	11	(6)	5	11	(6)	5
Intangible assets with indefinite lives:
Trademarks and tradenames	2	—	2	2	—	2

Intangible assets	$214	$(90)	$124	$221	$(84)	$137

The Company paid $14 million for a license fee in prior years related to a strategic agreement with The Boeing Company to provide a global broadband connectivity solution for business aircraft through the Company’s Collins eXchange product. In August of 2006, The Boeing Company announced they would exit the high-speed broadband communications connectivity markets. During the three months ended December 31, 2006, the Company and The Boeing Company reached a settlement that included, among other things, repayment of $14 million to the Company representing the carrying value of the license agreement.

Amortization expense for intangible assets for the three months ended December 31, 2006 and 2005 was $6 million and $4 million, respectively. Annual amortization expense for intangible assets for 2007, 2008, 2009, 2010, and 2011 is expected to be $25 million, $22 million, $22 million, $18 million, and $13 million, respectively.

8.	Other Assets

Other assets are summarized as follows (in millions):

	December 31, 2006	September 30, 2006
Long-term deferred income taxes	$55	$34
Investments in equity affiliates	16	13
Exchange and rental assets, net of accumulated depreciation of $95 at December 31, 2006 and $91 at September 30, 2006	37	37
Other	70	61

Other assets	$178	$145

Investments in equity affiliates consist of investments in four joint ventures, each of which is 50 percent owned by the Company and accounted for under the equity method. The Company’s joint ventures consist of Vision Systems International, LLC (VSI), Data Link Solutions, LLC (DLS), Integrated Guidance Systems, LLC (IGS), and Quest Flight Training Limited (Quest).

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $32 million and $30 million for the three months ended December 31, 2006 and 2005, respectively. The deferred portion of profit generated from sales to equity affiliates was $6 million at December 31, 2006 and $7 million at September 30, 2006.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31, 2006	September 30, 2006
Customer incentives	$116	$125
Contract reserves	28	37
Other	85	81

Other current liabilities	$229	$243

10.	Debt

Revolving Credit Facility

On May 24, 2005, the Company entered into an $850 million five-year unsecured revolving credit facility with various banks. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio was 15 percent as of December 31, 2006. There were no borrowings under the revolving credit facility at December 31, 2006.

Long-Term Debt

In June 2006, the Company entered into a five-year unsecured variable rate loan facility agreement for 20.4 million euros ($25 million). The interest rate is variable at the Euro Interbank Offered Rate (EURIBOR) plus 35 basis points and interest is payable quarterly. As of December 31, 2006 the outstanding balance of the loan facility agreement was 17 million euros ($23 million) and the interest rate was 4.01 percent.

In June 2006, the Company entered into a five-year unsecured variable rate loan facility agreement for 11.5 million British pounds ($21 million). The interest rate is variable at the London Interbank Offered Rate (LIBOR) plus 35 basis points and interest is payable quarterly. As of December 31, 2006 the outstanding balance of the loan facility agreement was 8 million British pounds ($15 million) and the interest rate was 5.67 percent.

Long-term debt and a reconciliation to the carrying amount is summarized as follows (in millions):

	December 31, 2006	September 30, 2006
Principal amount of notes due December 1, 2013	$200	$200
Principal amount of variable rate loan facilities due June 2011	38	47
Fair value swap adjustment (Note 16)	(2)	(2)

Long-term debt	$236	$245

Interest paid on debt for the three months ended December 31, 2006 and 2005 was $6 million and $5 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans covering most of its U.S. employees and certain employees in foreign countries which provide monthly pension and other benefits to eligible employees upon retirement. During the first quarter of 2007, the Company changed its measurement date from June 30 to September 30 for all of the Company’s benefit plans. In accordance with the measurement date transition provisions of SFAS 158, the Company remeasured benefit obligations and plan assets as of the beginning of the fiscal year. As a result of this remeasurement, retirement benefit liabilities increased $141 million, primarily due to a decline in the discount rate for Pension Benefits from 6.5 percent to 6.1 percent. The Company also recorded an adjustment to Retained Earnings of $5 million, after tax, which was the net benefit cost for the period from July 1, 2006 to September 30, 2006. The remeasurement will also decrease overall retirement net benefit cost by $1 million for fiscal 2007.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of expense (income) for Pension Benefits and Other Retirement Benefits are summarized below (in millions):

	Pension Benefits		Other Retirement Benefits
	Three Months Ended December 31		Three Months Ended December 31
	2006	2005	2006	2005
Service cost	$2	$12	$1	$1
Interest cost	37	35	4	4
Expected return on plan assets	(46)	(45)	—	—
Amortization:
Prior service cost	(4)	(4)	(10)	(10)
Net actuarial loss	14	20	4	5

Net benefit expense (income)	$3	$18	$(1)	$—

The following table reconciles the projected benefit obligations, plan assets, funded status, and net asset (liability) for the Company’s Pension Benefits and the Other Retirement Benefits (in millions):

	Pension Benefits	Other Retirement Benefits
Projected benefit obligation at June 30, 2006	$2,423	$271
Service cost	9	4
Interest cost	38	1
Discount rate change	119	9
Actuarial losses (gains)	1	(2)
Benefits paid	(34)	(5)
Other	1	—

Projected benefit obligation at October 1, 2006	2,557	278

Plan assets at June 30, 2006	2,148	15
Actual return on plan assets	90	—
Company contributions	3	5
Benefits paid	(34)	(5)

Plan assets at October 1, 2006	2,207	15

Funded status of plans at October 1, 2006	(350)	(263)
Unamortized amounts:
Prior service cost	(153)	(164)
Net actuarial loss	866	245

Net asset (liability) in the Statement of Financial Position at October 1, 2006	$363	$(182)

Net asset (liability) at October 1, 2006 consists of:
Deferred tax asset	$262	$—
Accrued benefit liability	(346)	(182)
Accumulated other comprehensive loss	447	—

Net asset (liability) in the Statement of Financial Position	$363	$(182)

The accumulated benefit obligation for all defined benefit pension plans was $2,548 million at October 1, 2006.

Effective September 30, 2007 pursuant to the recognition provisions of SFAS 158, the Company must recognize a net liability on the Statement of Financial Position to report the funded status of the Company’s retirement benefit plans. If the Company adopted the recognition provisions of SFAS 158 based on the October 1, 2006 measurement of benefit obligations and plan assets, Accumulated Other Comprehensive Loss would increase by $56 million.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Actuarial Assumptions

Significant assumptions used in determining the benefit obligations are as follows:

	Pension Benefits		Other Retirement Benefits
	October 1, 2006	June 30, 2006	October 1, 2006	June 30, 2006
Assumptions used to determine benefit obligations:
Discount rate	6.10%	6.50%	6.00%	6.50%
Compensation increase rate	4.50%	4.50%	—	—

The discount rates used to determine benefit obligations were based on individual bond-matching models comprised of portfolios of high-quality corporate bonds with projected cash flows and maturity dates reflecting the expected time horizon that benefits will be paid. Bonds included in the model portfolios are from a cross-section of different issuers, are rated AA- or better, are non-callable, and have at least $25 million outstanding at the measurement date.

Significant assumptions used in determining the Retained Earnings adjustment resulting from the change in measurement date for the period July 1, 2006 to September 30, 2006 pursuant to the provisions of SFAS 158 are as follows:

	Pension Benefits	Other Retirement Benefits
Discount rate	6.50%	6.50%
Expected long-term return on plan assets	8.75%	8.75%
Compensation increase rate	4.50%	—
Pre-65 health care cost gross trend rate *	—	11.00%
Post-65 health care cost gross trend rate *	—	11.00%
Ultimate trend rate *	—	5.50%
Year that trend reaches ultimate rate	—	2012

*	Due to the effect of the fixed Company contribution, the net impact of any changes in trend rate is not significant.

Expected long-term return on plan assets is based on both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. Actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of assets are amortized on a straight-line basis over the average remaining service period of active participants. Prior service costs resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants. The Company uses a five-year, market-related value asset method of amortizing the difference between actual and expected returns on plan assets.

Pension Plan Freeze

In June 2003, the Company’s U.S. qualified and non-qualified defined benefit pension plans were amended to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. These changes affect all of the Company’s domestic pension plans for all salaried and hourly employees not covered by collective bargaining agreements. Concurrently, the Company is supplementing its existing defined contribution savings plan effective October 1, 2006 to include additional Company contributions.

Pension Plan Funding

The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. Although not required to make any contributions to its U.S. qualified pension plan by governmental regulations, the Company plans to make a $75 million discretionary contribution in 2007. Contributions to the Company’s international plans and the U.S. non-qualified plan are expected to total $13 million in 2007.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Stock-Based Compensation

Total stock-based compensation expense included within the condensed consolidated statement of operations is as follows (in millions, except per share amounts):

	Three Months Ended December 31
	2006	2005
Product cost of sales	$1	$1
Selling, general and administrative expenses	3	3

Income before income taxes	$4	$4

Net income	$3	$3

Basic and diluted earnings per share	$0.02	$0.02

The Company issued awards of equity instruments under the Company’s various incentive plans for the three months ended December 31, 2006 and 2005 as follows:

	Options		Performance Shares			Restricted Stock		Restricted Stock Units
	Number Issued	Weighted Average Fair Value	Number Issued		Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value

Three months ended December 31, 2006	437,000	$16.57	61,763	(a)	$57.92	39,260	$57.92	5,494	$56.98
Three months ended December 31, 2005	567,150	$13.33	76,499	(b)	$44.85	47,250	$44.85	—	—

(a)	The maximum number of performance shares that can be issued based on the achievement of performance targets for fiscal years 2007 through 2009 is 148,231.
(b)	The maximum number of performance shares that can be issued based on the achievement of performance targets for fiscal years 2006 through 2008 is 183,598.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following assumptions for the three months ended December 31:

	2007 Grants	2006 Grants
Risk-free interest rate (U.S. Treasury zero coupon issues)	4.55%	4.38%
Expected dividend yield	1.09%	1.08%
Expected volatility	0.28	0.30
Expected life	5 years	5 years

Employee Benefits Paid in Company Stock

During both the three months ended December 31, 2006 and 2005, 0.2 million shares of Company common stock for each period were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $13 million and $11 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended December 31
	2006	2005
Net income	$143	$104
Unrealized foreign currency translation adjustment	6	(3)
Foreign currency cash flow hedge adjustment	(1)	1
Minimum pension liability adjustment	(47)	—

Comprehensive income	$101	$102

14.	Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended December 31
	2006	2005
Earnings from equity affiliates	$3	$2
Interest income	2	1
Royalty income	2	1
Other, net	(2)	(2)

Other income, net	$5	$2

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended December 31, 2006 and 2005, the effective income tax rate was 26.7 percent and 32.0 percent, respectively.

The federal Research and Development Tax Credit expired December 31, 2005. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively reinstated and extended the Research and Development Tax Credit from January 1, 2006 to December 31, 2007. The retroactive benefit for the previously expired period from January 1, 2006 to September 30, 2006 is reflected as a discrete item which lowered the Company’s effective tax rate by about 7 percent for the three months ended December 31, 2006.

The phase-out period for the federal Extraterritorial Income Exclusion (ETI) tax benefit ended on December 31, 2006. The enacted federal replacement tax benefit for ETI, the Domestic Manufacturing Deduction (DMD), will apply to the full 2007 year. For 2007, the available DMD tax benefit is one-third of the full benefit that will be available in 2011. The amount of DMD tax benefit available in 2008, 2009 and 2010 will be two-thirds of the full benefit.

The IRS is currently auditing the Company’s tax returns for the years ended September 30, 2004 and 2005 as well as certain claims the Company filed for prior years related to the ETI. The IRS has not proposed any audit adjustments to date. The Company believes that it has adequately provided for any tax contingencies that may result from the IRS income tax examination.

The Company paid income taxes, net of refunds, of $40 million and $49 million during the three months ended December 31, 2006 and 2005, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Financial Instruments

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	Asset (Liability)
	December 31, 2006		September 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$207	$207	$144	$144
Long-term debt	(236)	(231)	(245)	(240)
Interest rate swaps	(2)	(2)	(2)	(2)
Foreign currency forward exchange contracts	(3)	(3)	(3)	(3)
Accelerated share repurchase agreement	—	—	—	2

The fair value of cash and cash equivalents approximate its carrying value due to the short-term nature of the instruments. Fair value information for long-term debt and interest rate swaps is obtained from third parties and is based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities, and degree of risk. The fair value of foreign currency forward exchange contracts is estimated based on quoted market prices for contracts with similar maturities. The fair value of the accelerated share repurchase agreement is based on the estimated settlement amount of the agreement as discussed in Note 17. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

The Company uses derivative financial instruments in the form of interest rate swaps and foreign currency forward exchange contracts to manage interest rate risk and foreign currency risk, respectively. The Company’s policy is to execute such instruments with creditworthy financial institutions and not enter into derivative financial instruments for speculative purposes.

On November 20, 2003, the Company entered into two interest rate swap contracts (the Swaps) which expire on December 1, 2013 and effectively converted $100 million aggregate principal amount of the Company’s notes due December 1, 2013 to floating rate debt based on six-month LIBOR less 7.5 basis points. The Company has designated the Swaps as fair value hedges. Accordingly, the fair values of the Swaps are recorded in Other Assets or Other Liabilities on the Condensed Consolidated Statement of Financial Position and the carrying value of the underlying debt is adjusted by an equal amount. The fair value of the interest rate swaps is based on quoted market prices for contracts with similar maturities.

Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At December 31, 2006 and September 30, 2006, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $180 million and $190 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the carrying amount of accrued product warranty costs are summarized as follows (in millions):

	Three Months Ended December 31
	2006	2005
Balance at beginning of year	$189	$172
Warranty costs incurred	(12)	(12)
Product warranty accrual	18	16
Reclassifications	7	—
Pre-existing warranty adjustments	1	2

Balance at December 31	$203	$178

Guarantees

In connection with the acquisition of Quest from Evans & Sutherland, the Company entered into different guarantees related to various obligations of Quest. The Company has guaranteed, jointly and severally with Quadrant (the other joint venture partner), the performance of Quest in relation to its contract with the United Kingdom Ministry of Defense, the performance of certain Quest subcontractors (up to $2 million), and the payment by Quest of a loan agreement executed by Quest. As of December 31, 2006, the outstanding loan balance was approximately $9 million.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of December 31, 2006, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defense and the loan agreement.

Letters of credit

The Company has contingent commitments in the form of commercial letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at December 31, 2006 were $112 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

Accelerated Share Repurchase

In September 2006, the Company entered into an accelerated share repurchase agreement with an investment bank under which the Company repurchased 4.7 million shares of its outstanding common shares at an initial price of $54.63 per share, representing the September 28, 2006 closing price of the Company’s common shares. Initial consideration paid to repurchase the shares of $257 million was recorded as a treasury stock repurchase in fiscal 2006 which resulted in a reduction of Shareowners’ Equity.

The agreement contained a forward sale contract whereby the 4.7 million borrowed shares held by the investment bank that were sold to the Company were covered by share purchases by the investment bank in the open market over a subsequent period of time that ended no later than December 29, 2006. The initial purchase price was subject to a purchase price adjustment based on the volume-weighted average price of the Company’s shares purchased by the investment bank during the period less a discount as defined in the agreement. In December 2006, the Company, at its option, elected to pay $19 million in cash to the investment bank in full settlement of the agreement and recorded the transaction as a reduction of Shareowners’ Equity. The $19 million will be paid to the investment bank in the second quarter of fiscal 2007 and is therefore not reflected as a cash transaction in the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2006.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company became an independent, publicly held company on June 29, 2001, when Rockwell International Corporation (Rockwell), renamed Rockwell Automation, spun off its former avionics and communications business and certain other assets and liabilities of Rockwell by means of a distribution of all the Company’s outstanding shares of common stock to the shareowners of Rockwell in a tax-free spin-off (the spin-off). In connection with the spin-off, the Company may be required to indemnify certain insurers against claims made by third parties in connection with the Company’s legacy insurance policies.

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

The amount the Company could be required to pay under its indemnification agreements is generally limited based on amounts specified in the underlying agreements, or in the case of some agreements, the maximum potential amount of future payments that could be required is not limited. When a potential claim arises under these agreements, the Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. A liability is recorded when a potential claim is both probable and estimable. The nature of these agreements prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay should counterparties to these agreements assert a claim; however, the Company currently has no material claims pending related to such agreements.

18.	Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. The Company is currently involved in the investigation or remediation of ten sites under these regulations or pursuant to lawsuits asserted by third parties. As of December 31, 2006, management estimates that the total reasonably possible future costs the Company could incur from these matters to be approximately $10 million. The Company has recorded environmental reserves for these matters of $3 million as of December 31, 2006, which represents management’s best estimate of the probable future cost for these matters.

Certain of the sites mentioned above relate to properties purchased in connection with the Company’s acquisition of Kaiser Aerospace & Electronics Corporation (Kaiser). Rockwell Collins has certain rights to indemnification from escrow funds set aside at the time of acquisition that management believes are sufficient to address the Company’s potential liability for the Kaiser related environmental matters.

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

The Company is subject to various lawsuits, claims and proceedings that have been or may be instituted or asserted against the Company relating to the conduct of the Company’s business, including those pertaining to product liability, intellectual property, safety and health, exporting and importing, contract, employment and

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

regulatory matters. Although the outcome of these matters cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters that are pending or asserted will not have a material adverse effect on the Company’s business or financial position, but could possibly be material to the results of operations or cash flows of any one period.

20.	2006 Restructuring Charge

The September 2006 restructuring charge was related to decisions to implement certain business realignment and facility rationalization actions. As a result of these decisions, the Company recorded charges of $14 million in the fourth quarter of 2006 which was comprised of $11 million of employee separation costs and $3 million of facility exit costs.

Change in the restructuring reserve during the three months ended December 31, 2006 is as follows (in millions):

	Employee Separation Costs	Facility Exit Costs	Total
Balance at September 30, 2006	$11	$3	$14
Cash payments	(1)	(2)	(3)

Balance at December 31, 2006	$10	$1	$11

21.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended December 31
	2006	2005
Sales:
Government Systems	$501	$473
Commercial Systems	492	408

Total sales	$993	$881

Segment operating earnings:
Government Systems	$102	$93
Commercial Systems	114	78

Total segment operating earnings	216	171
Interest expense	(4)	(3)
Earnings from corporate-level equity affiliate	—	1
Stock-based compensation	(4)	(4)
General corporate, net	(13)	(12)

Income before income taxes	195	153
Income tax provision	52	49

Net income	$143	$104

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes sales by product category for the three months ended December 31, 2006 and 2005 (in millions):

	Three Months Ended December 31
	2006	2005
Defense electronics	$349	$342
Defense communications	152	131
Air transport aviation electronics	261	222
Business and regional aviation electronics	231	186

Total	$993	$881

Product line disclosures for defense-related products are delineated based upon their underlying technologies while the air transport and business and regional aviation electronics product lines are delineated based upon the differences in underlying customer base, size of aircraft, and markets served.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three months ended December 31, 2006 and 2005 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended December 31, 2006 and 2005

Sales

(dollars in millions)	Three Months Ended December 31
	2006	2005
Total sales	$993	$881
Percent increase	13%

Total sales for the three months ended December 31, 2006 increased 13 percent to $993 million compared to the three months ended December 31, 2005. Sales from acquired businesses, primarily the E&S Simulation Business, contributed $24 million, or 3 percentage points of this sales growth. The remainder of the sales increase resulted from 18 percent organic revenue growth in our Commercial Systems business and 3 percent organic revenue growth in our Government Systems business. See the following operating segment sections for further discussion of sales for the three months ended December 31, 2006 and 2005.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)	Three Months Ended December 31
	2006	2005
Net income	$143	$104
Net income as a percent of sales	14.4%	11.8%
Diluted earnings per share	$0.84	$0.59

Net income for the three months ended December 31, 2006 increased 38 percent to $143 million, or 14.4 percent of sales, from net income of $104 million, or 11.8 percent of sales, for the three months ended December 31, 2005. Diluted earnings per share increased 42 percent to 84 cents for the three months ended December 31, 2006 from 59 cents for the three months ended December 31, 2005. The increase in net income and diluted earnings per share for the three months ended December 31, 2006 compared to the same period last year was primarily the result of a combination of increased sales volume, productivity improvements, a lower effective tax rate, and lower retirement benefit costs, partially offset by higher research and development expenditures. Diluted earnings per share for the three months ended December 31, 2006 also benefited from our share repurchase program.

Government Systems Financial Results

Government Systems’ Sales

The following table presents Government Systems’ sales by product category (dollars in millions):

	Three Months Ended December 31
	2006	2005
Defense electronics	$349	$342
Defense communications	152	131

Total	$501	$473

Percent increase	6%

Defense electronics sales increased $7 million, or 2 percent, for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. Sales from acquired businesses, primarily the E&S Simulation Business, contributed $14 million, which was offset by a $7 million decline in organic sales. Higher sales primarily from defense advanced GPS receiver (DAGR) and various rotary wing aircraft electronics systems programs were more than offset by lower sales from simulation and training programs and certain European programs which are nearing completion.

Defense communications sales increased $21 million, or 16 percent, for the three months ended December 31, 2006 compared to the same period last year due primarily to higher revenues from Joint Tactical Radio System and other advanced communication development programs.

Government Systems’ Segment Operating Earnings

(dollars in millions)	Three Months Ended December 31
	2006	2005
Segment operating earnings	$102	$93
Percent of sales	20.4%	19.7%

Government Systems’ operating earnings increased 10 percent to $102 million, or 20.4 percent of sales, for the three months ended December 31, 2006 compared to operating earnings of $93 million, or 19.7 percent of sales, for the same period a year ago. The higher operating earnings and operating margin were principally due to net favorable contract profit rate adjustments, productivity improvements, and lower retirement benefit costs, partially offset by higher company-funded research and development costs.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table presents Commercial Systems’ sales by product category (dollars in millions):

	Three Months Ended December 31
	2006	2005
Air transport aviation electronics	$261	$222
Business and regional aviation electronics	231	186

Total	$492	$408

Percent increase	21%

Air transport aviation electronics sales increased $39 million, or 18 percent, for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. Incremental sales from the E&S Simulation Business contributed $10 million, or 5 percentage points of the revenue growth. The 13 percent air transport organic sales increase is due primarily to higher sales to original equipment manufacturers (OEMs) as well as higher aftermarket activities.

Business and regional aviation electronics sales increased $45 million, or 24 percent, for the three months ended December 31, 2006 compared to the same period in the prior year. This sales growth is attributed primarily to significantly higher avionics OEM revenues and higher aftermarket revenues.

The following table presents Commercial Systems’ sales based on the type of product or service (in millions):

	Three Months Ended December 31
	2006	2005
Aftermarket	$255	$206
Original equipment	237	202

Total	$492	$408

Aftermarket sales increased $49 million, or 24 percent, for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. Incremental sales from the E&S Simulation Business contributed $10 million, or 5 percentage points of the revenue growth. Organic aftermarket sales grew $39 million, or 19 percent, as air transport avionics, in-flight entertainment and business and regional aftermarket revenues each achieved double-digit rates of growth with particular strength in business and regional and in-flight entertainment retrofits and spares.

Original equipment sales increased $35 million, or 17 percent, for the three months ended December 31, 2006 compared to the same period in the prior year. The increase in sales was primarily due to significantly higher sales of products and systems for new business jet aircraft and air transport aircraft, partially offset by lower in-flight entertainment revenues.

Commercial Systems’ Segment Operating Earnings

(dollars in millions)	Three Months Ended December 31
	2006	2005
Segment operating earnings	$114	$78
Percent of sales	23.2%	19.1%

Commercial Systems’ operating earnings increased 46 percent to $114 million, or 23.2 percent of sales, for the three months ended December 31, 2006 compared to operating earnings of $78 million, or 19.1 percent of sales for the three months ended December 31, 2005. The increase in operating earnings and operating margin was primarily due to the combination of higher organic revenues, productivity improvements, lower retirement benefit costs, and lower research and development costs as a percent of sales, partially offset by certain unfavorable contract reserve adjustments.

Retirement Benefits

Net benefit expense (income) for pension benefits and other retirement benefits are as follows (in millions):

	Three Months Ended December 31
	2006	2005
Pension benefits	$3	$18
Other retirement benefits	(1)	—

Net benefit expense	$2	$18

Pension Benefits

We amended our U.S. qualified and non-qualified pension plans in 2003 covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. As a result, we expect the defined benefit pension expense to decrease from $70 million in 2006 to $11 million in 2007. Concurrently, we plan to make an additional company contribution to our existing defined contribution savings plan of approximately $28 million in 2007.

Other Retirement Benefits

We expect Other Retirement Benefits income of approximately $4 million for the full year 2007 compared to the full year 2006 income of $2 million.

Income Taxes

At the end of each interim reporting period, we make an estimate of the annual effective income tax rate. Tax items included in the annual effective tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.

The federal Research and Development Tax Credit expired December 31, 2005. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively reinstated and extended the Research and Development Tax Credit from January 1, 2006 to December 31, 2007. The retroactive benefit for the previously expired period from January 1, 2006 to September 30, 2006 is reflected as a discrete item which lowered the Company’s effective tax rate by about 7 percent for the three months ended December 31, 2006.

The phase-out period for the federal Extraterritorial Income Exclusion (ETI) tax benefit ended on December 31, 2006. The enacted federal replacement tax benefit for ETI, the Domestic Manufacturing Deduction (DMD), will apply to the full 2007 year. For 2007, the available DMD tax benefit is one-third of the full benefit that will be available in 2011. The amount of DMD tax benefit available in 2008, 2009 and 2010 will be two-thirds of the full benefit.

During the three months ended December 31, 2006 and 2005, our effective income tax rate was 26.7 percent and 32.0 percent, respectively. The effective tax rate was lower for the three months ended December 31, 2006 than the same period in the prior year primarily due to the retroactive reinstatement of the Research and Development Tax Credit partially offset by the combined impact of lower tax benefits from the ETI and DMD. Including the impact of these items, we currently expect our annual effective income tax rate to be about 31.0 percent in 2007.

Outlook

A summary of our 2007 anticipated results is as follows:

•	Total sales of $4.25 to $4.30 billion.

•	Diluted earnings per share in the range of $3.25 to $3.35.

•	Government Systems’ sales are expected to increase 7 to 9 percent over 2006 sales with operating margins in the range of 19 to 20 percent.

•	Commercial Systems’ sales are expected to increase 13 to 15 percent over 2006 sales, with operating margins of about 22 percent.

•	Cash provided by operating activities of about $600 million, after a $75 million discretionary contribution to our U.S. qualified pension plan.

•	Capital expenditures of about $140 million.

•	Total company and customer-funded research and development expenditures of about $800 million, or approximately 19 percent of total sales.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities

(in millions)	Three Months Ended December 31
	2006	2005
Cash provided by operating activities	$81	$57

The increase in operating cash flows during the three months ended December 31, 2006 compared to the same period last year was principally due to higher net income, lower incentive compensation payments, and higher advance payments from customers, partially offset by lower progress payments and increases in inventory to support increased commercial sales volume.

Investing Activities

(in millions)	Three Months Ended December 31
	2006	2005
Cash used for investing activities	$(16)	$(30)

Decrease in cash used for investing activities during the three months ended December 31, 2006 compared to the same period last year was due to a $14 million recovery of a license fee paid to The Boeing Company in prior years as a result of The Boeing Company exiting the high-speed broadband communication connectivity markets. Capital expenditures were $28 million in the three months ended December 31, 2006 compared to $30 million for the same period last year. We expect capital expenditures for the full year 2007 to be approximately $140 million compared to full year 2006 capital expenditures of $144 million.

Financing Activities

(in millions)	Three Months Ended December 31
	2006	2005
Cash used for financing activities	$(8)	$(38)

Factors impacting cash used for financing activities for the three months ended December 31, 2006 compared to the same period last year include the following:

•	In the current period we repurchased no shares of common stock compared to 0.7 million shares at a cost of $33 million for the same period last year.

•	In the current period we received $22 million from the exercise of stock options compared to $12 million for the same period last year.

•	We paid cash dividends of $27 million during the three months ended December 31, 2006 compared to $21 million for the same period last year.

•	We received a $9 million excess tax benefit from the exercise of stock options for the three months ended December 31, 2006 compared to $4 million for the same period last year.

•	In the current period we paid $12 million to reduce long-term borrowings compared to no cash payments to reduce long-term borrowings for the same period last year.

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

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. There were no commercial paper borrowings outstanding at December 31, 2006.

Our Revolving Credit Facility consists of an $850 million five-year unsecured revolving credit agreement entered into on May 24, 2005. The Revolving Credit Facility exists primarily to support our commercial paper program, but is available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. Our debt to total capitalization ratio at December 31, 2006 was 15 percent. The Revolving Credit Facility contains covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. The Revolving Credit Facility does not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. In addition, short-term credit facilities available to foreign subsidiaries amounted to $59 million as of December 31, 2006, of which $25 million was utilized to support commitments in the form of commercial letters of credit. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. At December 31, 2006, there were no borrowings outstanding under any of these credit facilities.

In addition to our credit facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the Notes) under the shelf registration statement. The Notes contain covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. At December 31, 2006, $550 million of the shelf registration was available for future use.

During June 2006 we entered into two variable rate loan agreements to facilitate our implementation of the cash repatriation provisions of the American Jobs Creation Act of 2004 as follows:

•	Five-year unsecured variable rate loan facility agreement for 20.4 million euros ($25 million).

•	Five-year unsecured variable rate loan facility agreement for 11.5 million British pounds ($21 million).

The variable rate loan facility agreements contain customary loan covenants, none of which are financial. Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreements would require the repayment of any outstanding borrowings under such agreements. As of December 31, 2006, $38 million was outstanding under the variable rate loan facility agreements.

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

CRITICAL ACCOUNTING POLICIES

Preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments, and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of the Company’s financial statements are described in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006. Actual results in these areas could differ from management’s estimates.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, accompanied by such phrases as “believes”, “estimates”, “expects”, “could”, “likely”, “anticipates”, “will”, “intends”, and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the potential impacts of geopolitical events, the financial condition of our customers (including major U.S. airlines), the health of the global economy, the continued support for military transformation and modernization programs; the potential adverse impact of oil prices on the commercial aerospace industry; the cost of the global war on terrorism on U.S. government military procurement expenditures and program budgets; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; effective negotiation of collective bargaining agreements by us and our customers; performance of our suppliers and subcontractors; risks inherent in fixed price contracts, particularly the risk of cost overruns; risk of significant disruption to air travel; our ability to execute to our internal performance plans such as our productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products and satisfy our contractual commitments; risk of fines and penalties related to noncompliance with export control regulations; risk of asset impairments and government claims related to our pension plan freeze; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

Item 3. Quantitative and Qualitativ e Disclosures about Market Risk

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

At December 31, 2006, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $198 million and a fair value of $193 million. We converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 7.5 basis points by executing “receive fixed, pay variable” interest rate swap contracts. A 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term debt, exclusive of the effects of the interest rate swap contracts, by $5 million and $5 million, respectively. The $100 million notional value of interest rate swap contracts had a carrying and fair value of $2 million at December 31, 2006. A 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $3 million and $3 million, respectively. At December 31, 2006, we also had $38 million of variable rate long-term debt outstanding with a carrying value of $38 million. Our results of operations are affected by changes in market interest rates related to the variable rate debt. Inclusive of the effect of the interest rate swaps, a 10 percent increase or decrease in average market interest rates would not have a material effect on our results of operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10 and 16 in the condensed consolidated financial statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in foreign subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $180 million and $190 million at December 31, 2006 and September 30, 2006, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling, and Japanese yen. The duration of foreign currency contracts is generally two years or less. The net fair value of these foreign currency contracts at December 31, 2006 and September 30, 2006 were net liabilities of $3 million and $3 million, respectively. If the U.S. dollar increased or decreased in value against all currencies by 10 percent, the effect on the fair value of the foreign currency contracts, our results of operations, cash flows, or financial condition would not be significant at December 31, 2006.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of December 31, 2006, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of December 31, 2006 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
October 1, 2006 through October 31, 2006	—	—	—	$74 million
November 1, 2006 through November 30, 2006	—	—	—	$74 million
December 1, 2006 through December 31, 2006	—	—	—	$55 million [2]
Total	—	—	—	$55 million

[1]	On February 7, 2006 we announced that our Board authorized the repurchase of an additional $500 million of our common stock. This authorization has no stated expiration.
[2]	In December 2006, the dollar value of shares that may yet be purchased under the stock repurchase program was reduced by $19 million. The $19 million represents a purchase price adjustment to settle an accelerated share repurchase agreement that was entered into with an investment bank in September 2006 and completed in December 2006. The $19 million will be paid to the investment bank in the second quarter of fiscal 2007.

Item 6. Exhibits

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges for the three months ended December 31, 2006.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: January 25, 2007	By	/s/ M. A. Schulte
M. A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: January 25, 2007	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary