Form 10-Q
period 2007-03-31
ROCKWELL COLLINS INC
filed 2007-04-25
CIK 1137411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007. Commission file number 1-16445.

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

167,344,128 shares of registrant’s Common Stock, par value $.01 per share, were outstanding on April 16, 2007.

ROCKWELL COLLINS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Unaudited)

(in millions, except per share amounts)

	March 31, 2007	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$167	$144
Receivables	867	821
Inventories	778	727
Current deferred income taxes	178	168
Other current assets	57	67

Total current assets	2,047	1,927

Property	563	552
Intangible Assets	123	137
Goodwill	516	517
Other Assets	202	145

TOTAL ASSETS	$3,451	$3,278

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Accounts payable	$328	$324
Compensation and benefits	235	268
Advance payments from customers	276	246
Product warranty costs	210	189
Income taxes payable	19	54
Other current liabilities	218	243

Total current liabilities	1,286	1,324
Long-Term Debt	226	245
Retirement Benefits	488	421
Other Liabilities	84	82

Shareowners’ Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,331	1,305
Retained earnings	1,302	1,105
Accumulated other comprehensive loss	(434)	(393)
Common stock in treasury, at cost (shares held: March 31, 2007, 16.2; September 30, 2006, 16.7)	(834)	(813)

Total shareowners’ equity	1,367	1,206

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$3,451	$3,278

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Sales:
Product sales	$978	$860	$1,875	$1,653
Service sales	105	97	201	185

Total sales	1,083	957	2,076	1,838

Costs, expenses and other:
Product cost of sales	687	615	1,312	1,184
Service cost of sales	69	66	134	127
Selling, general, and administrative expenses	119	112	228	209
Interest expense	3	3	7	6
Other income, net	(5)	(1)	(10)	(3)

Total costs, expenses and other	873	795	1,671	1,523

Income before income taxes	210	162	405	315

Income tax provision	70	48	122	97

Net income	$140	$114	$283	$218

Earnings per share:
Basic	$0.83	$0.66	$1.69	$1.26
Diluted	$0.82	$0.65	$1.66	$1.24

Weighted average common shares:
Basic	167.9	172.5	167.7	172.7
Diluted	170.6	175.9	170.3	176.3

Cash dividends per share	$0.16	$0.12	$0.32	$0.24

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended March 31
	2007	2006
Operating Activities:
Net income	$283	$218
Adjustments to arrive at cash provided by operating activities:
Depreciation	47	40
Amortization of intangible assets	10	9
Stock-based compensation	9	9
Compensation and benefits paid in common stock	28	25
Tax benefit from the exercise of stock options	19	21
Excess tax benefit from stock-based compensation	(19)	(21)
Deferred income taxes	3	(7)
Pension plan contributions	(5)	(8)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(65)	(16)
Inventories	(65)	(34)
Accounts payable	4	(16)
Advance payments from customers	31	14
Compensation and benefits	(33)	(56)
Income taxes	(32)	(31)
Other assets and liabilities	(29)	(7)

Cash Provided by Operating Activities	186	140

Investing Activities:
Property additions	(57)	(60)
Acquisition of intangible assets	(3)	—
Proceeds from settlement of discontinued license agreement	14	—
Proceeds from purchase price settlement related to business acquisition	5	—

Cash Used for Investing Activities	(41)	(60)

Financing Activities:
Purchases of treasury stock	(113)	(111)
Cash dividends	(54)	(41)
Decrease in long-term borrowings	(22)	—
Proceeds from exercise of stock options	40	58
Excess tax benefit from stock-based compensation	19	21
Increase in short-term borrowings	3	—

Cash Used for Financing Activities	(127)	(73)

Effect of exchange rate changes on cash and cash equivalents	5	—

Net Change in Cash and Cash Equivalents	23	7
Cash and Cash Equivalents at Beginning of Period	144	145

Cash and Cash Equivalents at End of Period	$167	$152

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

2.	New Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company’s year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 159 on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). Under SFAS 158, companies must: a) recognize a net liability or asset to report the funded status of their plans on their statement of financial position, b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur in comprehensive income. The Company adopted the measurement date provisions of SFAS 158 effective October 1, 2006. The Company will adopt the recognition provisions of SFAS 158 as of the end of fiscal year 2007 as required by SFAS 158. See Note 11 for further information regarding the Company’s adoption of SFAS 158.

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

Anzus, Inc.

On September 25, 2006, the Company acquired 100 percent of the shares of Anzus, Inc. (Anzus). Anzus, located in Poway, California, is a developer of software that enables high-speed tactical data link processing and sensor correlation for the U.S. Department of Defense as well as foreign governments. The total cash purchase price was $19 million. The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets. Based on the Company’s preliminary allocation of purchase price, $13 million has been allocated to goodwill and $7 million to intangible assets with a weighted average life of approximately 6 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will enhance the Company’s tactical data link integration solutions. None of the goodwill resulting from the acquisition is tax deductible. Goodwill is included within the assets of the Government Systems segment.

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

E&S Simulation Business

On May 26, 2006, the Company acquired Evans & Sutherland Computer Corporation’s (E&S) military and commercial simulation assets and certain liabilities, including operations in the United States and United Kingdom (the E&S Simulation Business). The E&S Simulation Business produces hardware and software to create visual images for simulation, training, engineering, and other applications throughout the world. In connection with this transaction, the Company also entered into a laser projection systems agreement with Evans & Sutherland whereby the Company has exclusive and non-exclusive rights to laser projectors for the acquired business and certain of the Company’s other related businesses (the Laser Agreement).

The total cash purchase price was approximately $66 million, which is net of a $5 million post-closing adjustment received by the Company in March 2007. The Company is in the process of allocating the purchase price and finalizing the valuation for acquired intangible and tangible assets. Based on the Company’s preliminary allocation of purchase price, $33 million has been allocated to goodwill and $22 million to intangible assets with a weighted average life of approximately 9 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will further enhance the Company’s simulation and training capabilities and provide more robust solutions for the Company’s customers. All goodwill resulting from the acquisition is tax deductible. Based on the preliminary allocation of purchase price, $22 million of goodwill is included in the Government Systems segment and $11 million of goodwill is included in the Commercial Systems segment.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Receivables

Receivables are summarized as follows (in millions):

	March 31, 2007	September 30, 2006
Billed	$731	$665
Unbilled	185	203
Less progress payments	(38)	(35)

Total	878	833
Less allowance for doubtful accounts	(11)	(12)

Receivables	$867	$821

The Company expects to bill and collect receivables outstanding as of March 31, 2007 within the next twelve months. As of September 30, 2006, the portion of receivables outstanding that were not expected to be collected within the next twelve months is approximately $7 million.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

5.	Inventories

Inventories are summarized as follows (in millions):

	March 31, 2007	September 30, 2006
Finished goods	$164	$172
Work in process	356	318
Raw materials, parts, and supplies	358	329

Total	878	819
Less progress payments	(100)	(92)

Inventories	$778	$727

The Company defers certain pre-production engineering costs as work-in-process inventory in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees typically take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. Deferred pre-production engineering costs were $102 million and $96 million at March 31, 2007 and September 30, 2006, respectively.

6.	Property

Property is summarized as follows (in millions):

	March 31, 2007	September 30, 2006
Land	$30	$30
Buildings and improvements	298	281
Machinery and equipment	721	709
Information systems software and hardware	263	264
Construction in progress	71	63

Total	1,383	1,347
Less accumulated depreciation	(820)	(795)

Property	$563	$552

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended March 31, 2007 are summarized as follows (in millions):

	Government Systems	Commercial Systems	Total
Balance at September 30, 2006	$323	$194	$517
E&S Simulation Business purchase price adjustment	(3)	(2)	(5)
Other adjustments to goodwill	3	(1)	2
Foreign currency translation adjustment	2	—	2

Balance at March 31, 2007	$325	$191	$516

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company’s 2007 impairment tests yielded no impairment.

Intangible assets are summarized as follows (in millions):

	March 31, 2007			September 30, 2006
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$144	$(65)	$79	$143	$(58)	$85
License agreements	13	(6)	7	24	(6)	18
Customer relationships	47	(16)	31	41	(14)	27
Trademarks and tradenames	11	(7)	4	11	(6)	5
Intangible assets with indefinite lives:
Trademarks and tradenames	2	—	2	2	—	2

Intangible assets	$217	$(94)	$123	$221	$(84)	$137

The Company paid $14 million for a license fee in prior years related to a strategic agreement with The Boeing Company to provide a global broadband connectivity solution for business aircraft through the Company’s Collins eXchange product. In August of 2006, The Boeing Company announced they would exit the high-speed broadband communications connectivity markets. During the six months ended March 31, 2007, the Company and The Boeing Company reached a settlement that included, among other things, repayment of $14 million to the Company representing the carrying value of the license agreement.

Amortization expense for intangible assets for the three and six months ended March 31, 2007 was $4 million and $10 million, respectively, compared to $5 million and $9 million for the three and six months ended March 31, 2006. Annual amortization expense for intangible assets for 2007, 2008, 2009, 2010, and 2011 is expected to be $23 million, $21 million, $19 million, $25 million, and $17 million, respectively.

8.	Other Assets

Other assets are summarized as follows (in millions):

	March 31, 2007	September 30, 2006
Long-term deferred income taxes	$48	$34
Long-term receivables	38	9
Exchange and rental assets, net of accumulated depreciation of $98 at
March 31, 2007 and $91 at September 30, 2006	37	37
Investments in equity affiliates	9	13
Other	70	52

Other assets	$202	$145

Investments in equity affiliates consist of investments in four joint ventures, each of which is 50 percent owned by the Company and accounted for under the equity method. The Company’s joint ventures consist of Vision Systems International, LLC (VSI), Data Link Solutions, LLC (DLS), Integrated Guidance Systems, LLC (IGS), and Quest Flight Training Limited (Quest).

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $32 million and $64 million for the three and six months ended March 31, 2007, respectively, compared to $40 million and $70 million for the three and six months ended March 31, 2006, respectively. The deferred portion of profit generated from sales to equity affiliates was $3 million at March 31, 2007 and $7 million at September 30, 2006.

9.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	March 31, 2007	September 30, 2006
Customer incentives	$119	$125
Contract reserves	21	37
Other	78	81

Other current liabilities	$218	$243

10.	Debt

Revolving Credit Facility

On May 24, 2005, the Company entered into an $850 million five-year unsecured revolving credit facility with various banks (the Revolving Credit Facility). The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio was 14 percent as of March 31, 2007. There were no borrowings under the revolving credit facility at March 31, 2007.

On March 7, 2007, the Company amended the Revolving Credit Facility to extend the term by approximately two years, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. The amendment also lowered certain margins on interest rates, reduced the facility fee rate, and modified the financial covenant to exclude certain pension obligations from the calculation of the consolidated debt to total capitalization ratio.

Long-Term Debt

In June 2006, the Company entered into a five-year unsecured variable rate loan facility agreement for 20.4 million euros ($25 million). The interest rate is variable at the Euro Interbank Offered Rate (EURIBOR) plus 35 basis points and interest is payable quarterly. As of March 31, 2007 the outstanding balance of the loan facility agreement was 17 million euros ($23 million) and the interest rate was 4.25 percent.

In June 2006, the Company entered into a five-year unsecured variable rate loan facility agreement for 11.5 million British pounds ($21 million). The interest rate is variable at the London Interbank Offered Rate (LIBOR) plus 35 basis points and interest is payable quarterly. As of March 31, 2007 the outstanding balance of the loan facility agreement was 3 million British pounds ($5 million) and the interest rate was 5.97 percent.

Long-term debt and a reconciliation to the carrying amount is summarized as follows (in millions):

	March 31, 2007	September 30, 2006
Principal amount of notes due December 1, 2013	$200	$200
Principal amount of variable rate loan facilities due June 2011	28	47
Fair value swap adjustment (Note 16)	(2)	(2)

Long-term debt	$226	$245

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest paid on debt for the six months ended March 31, 2007 and 2006 was $6 million and $5 million, respectively.

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

Pension Benefits

The components of expense for pension benefits for the three and six months ended March 31, 2007 and 2006 are as follows (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Service cost	$2	$13	$4	$25
Interest cost	38	35	75	70
Expected return on plan assets	(47)	(45)	(93)	(90)
Amortization:
Prior service cost	(5)	(5)	(9)	(9)
Net actuarial loss	15	19	29	39

Net benefit expense	$3	$17	$6	$35

Other Retirement Benefits

The components of expense (income) for other retirement benefits for the three and six months ended March 31, 2007 and 2006 are as follows (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Service cost	$1	$1	$2	$2
Interest cost	4	4	8	8
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization:
Prior service cost	(9)	(10)	(19)	(20)
Net actuarial loss	4	5	8	10

Net benefit expense (income)	$(1)	$(1)	$(2)	$(1)

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Pension Plan Freeze

In June 2003, the Company’s U.S. qualified and non-qualified defined benefit pension plans were amended to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. These changes affect all of the Company’s domestic pension plans for all salaried and hourly employees not covered by collective bargaining agreements. Concurrently, the Company supplemented its existing defined contribution savings plan effective October 1, 2006 to include additional Company contributions which are expected to approximate $28 million in 2007.

Pension Plan Funding

The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. Although not required to make any contributions to its U.S. qualified pension plan by governmental regulations, the Company plans to make a discretionary contribution in 2007 of up to $75 million to improve the funded status of this plan. Contributions to the Company’s international plans and the U.S. non-qualified plan are expected to total $13 million in 2007.

12.	Stock-Based Compensation

Total stock-based compensation expense included within the condensed consolidated statement of operations is as follows (in millions, except per share amounts):

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Product cost of sales	$1	$1	$2	$2
Service cost of sales	1	1	1	1
Selling, general and administrative expenses	3	3	6	6

Income before income taxes	$5	$5	$9	$9

Net income	$3	$3	$6	$6

Basic and diluted earnings per share	$0.02	$0.02	$0.04	$0.03

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company issued awards of equity instruments under the Company’s various incentive plans for the three and six months ended March 31, 2007 and 2006 as follows:

	Options		Performance Shares		Restricted Stock		Restricted Stock Units
	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Three months ended March 31, 2007	4,570	$18.51	622	$65.39	260	$65.39	10,793	$67.52
Three months ended March 31, 2006	5,380	$15.86	—	$—	7,137	$47.87	10,524	$49.96
Six months ended March 31, 2007	441,570	$16.59	61,763	$57.99	39,520	$57.97	16,287	$63.96
Six months ended March 31, 2006	572,530	$13.35	77,344	$45.44	55,275	$45.44	10,524	$49.96

The maximum number of performance shares that can be issued for 2007 grants based on the achievement of performance targets for fiscal years 2007 through 2009 is 148,231. The maximum number of performance shares that can be issued for 2006 grants based on the achievement of performance targets for fiscal years 2006 through 2008 is 185,626.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following assumptions for the three and six months ended March 31:

	Three Months Ended March 31		Six Months Ended March 31
	2007 Grants	2006 Grants	2007 Grants	2006 Grants

Risk-free interest rate (U.S. Treasury zero coupon issues)	4.47%	4.38%	4.55%	4.38%
Expected dividend yield	1.09%	1.08%	1.09%	1.08%
Expected volatility	0.28	0.30	0.28	0.30
Expected life	5 years	5 years	5 years	5 years

Employee Benefits Paid in Company Stock

During the six months ended March 31, 2007 and 2006, 0.4 million and 0.5 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $28 million and $25 million, respectively.

13.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Net income	$140	$114	$283	$218
Unrealized foreign currency translation adjustment	1	3	7	—
Foreign currency cash flow hedge adjustment	—	1	(1)	2
Minimum pension liability adjustment	—	—	(47)	—

Comprehensive income	$141	$118	$242	$220

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Earnings from equity affiliates	$2	$2	$5	$4
Interest income	—	1	2	2
Royalty income	3	2	5	3
Other, net	—	(4)	(2)	(6)

Other income, net	$5	$1	$10	$3

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended March 31, 2007 and 2006, the effective income tax rate was 33.3 percent and 29.6 percent, respectively. During the six months ended March 31, 2007 and 2006, the effective income tax rate was 30.1 percent and 30.8 percent, respectively.

The federal Research and Development Tax Credit expired December 31, 2005. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively reinstated and extended the Research and Development Tax Credit from January 1, 2006 to December 31, 2007. The retroactive benefit for the previously expired period from January 1, 2006 to September 30, 2006 is reflected as a discrete item which lowered the Company’s effective tax rate by about 3 percentage points for the six months ended March 31, 2007.

The phase-out period for the federal Extraterritorial Income Exclusion (ETI) tax benefit ended on December 31, 2006. The enacted federal replacement tax benefit for ETI, the Domestic Manufacturing Deduction (DMD), will apply to the full 2007 year. For 2007, the available DMD tax benefit is one-third of the full benefit that will be available in 2011. The amount of DMD tax benefit available in 2008, 2009, and 2010 will be two-thirds of the full benefit.

The IRS is currently auditing the Company’s tax returns for the years ended September 30, 2004 and 2005 as well as certain claims the Company filed for prior years related to the ETI. The IRS has not proposed any audit adjustments to date. The Company believes that it has adequately provided for any tax contingencies that may result from the IRS income tax examination.

The Company paid income taxes, net of refunds, of $132 million and $124 million during the six months ended March 31, 2007 and 2006, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Financial Instruments

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	Asset (Liability)
	March 31, 2007		September 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$167	$167	$144	$144
Short-term borrowings	(3)	(3)	—	—
Long-term debt	(226)	(220)	(245)	(240)
Interest rate swaps	(2)	(2)	(2)	(2)
Foreign currency forward exchange contracts	(3)	(3)	(3)	(3)
Accelerated share repurchase agreements	—	—	—	2

The fair value of cash and cash equivalents and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. Fair value information for long-term debt and interest rate swaps is obtained from third parties and is based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities, and degrees of risk. The fair value of foreign currency forward exchange contracts is estimated based on quoted market prices for contracts with similar maturities. The fair value of the accelerated share repurchase agreement is based on the estimated settlement amount of the agreement as discussed in Note 17. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

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

Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At March 31, 2007 and September 30, 2006, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $178 million and $190 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the carrying amount of accrued product warranty costs are summarized as follows (in millions):

	Six Months Ended March 31
	2007	2006
Balance at beginning of year	$189	$172
Warranty costs incurred	(26)	(25)
Product warranty accrual	39	32
Reclassifications	7	—
Pre-existing warranty adjustments	1	2

Balance at March 31	$210	$181

Guarantees

In connection with the acquisition of Quest from Evans & Sutherland, the Company entered into certain guarantees related to various obligations of Quest. The Company has guaranteed, jointly and severally with Quadrant Group plc (the other joint venture partner), the performance of Quest in relation to its contract with the United Kingdom Ministry of Defense, the performance of certain Quest subcontractors (up to $2 million), and the payment by Quest of a loan agreement executed by Quest. As of March 31, 2007, the outstanding loan balance was approximately $9 million.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of March 31, 2007, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defense and the loan agreement.

Letters of credit

The Company has contingent commitments in the form of commercial letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at March 31, 2007 were $124 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The agreement contained a forward sale contract whereby the 4.7 million borrowed shares held by the investment bank that were sold to the Company were covered by share purchases by the investment bank in the open market over a subsequent period of time that ended no later than December 29, 2006. The initial purchase price was subject to a purchase price adjustment based on the volume-weighted average price of the Company’s shares purchased by the investment bank during the period less a discount as defined in the agreement. In December 2006, the Company, at its option, elected to pay $19 million in cash to the investment bank in full settlement of the agreement and recorded the transaction as a reduction of Shareowners’ Equity. The $19 million was paid to the investment bank in January 2007.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. The Company is currently involved in the investigation or remediation of ten sites under these regulations or pursuant to lawsuits asserted by third parties. As of March 31, 2007, management estimates that the total reasonably possible future costs the Company could incur from these matters to be approximately $9 million. The Company has recorded environmental reserves for these matters of $3 million as of March 31, 2007, which represents management’s best estimate of the probable future cost for these matters.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The September 2006 restructuring charge was related to decisions to implement certain business realignment and facility rationalization actions. As a result of these decisions, the Company recorded charges of $14 million in the fourth quarter of 2006 which was comprised of $11 million of employee separation costs and $3 million of facility exit costs. During the three months ended March 31, 2007, the Company adjusted the restructuring reserve by $3 million primarily due to lower than expected employee separation costs.

Changes in the restructuring reserve during the six months ended March 31, 2007 are as follows (in millions):

	Employee Separation Costs	Facility Exit Costs	Total
Balance at September 30, 2006	$11	$3	$14
Cash payments	(3)	(2)	(5)
Reserve adjustment	(3)	—	(3)

Balance at March 31, 2007	$5	$1	$6

21.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Sales:
Government Systems	$541	$513	$1,042	$986
Commercial Systems	542	444	1,034	852

Total sales	$1,083	$957	$2,076	$1,838

Segment operating earnings:
Government Systems	$107	$100	$209	$193
Commercial Systems	122	86	236	164

Total segment operating earnings	229	186	445	357
Interest expense	(3)	(3)	(7)	(6)
Earnings from corporate-level equity affiliate	—	—	—	1
Stock-based compensation	(5)	(5)	(9)	(9)
Restructuring adjustment	3	—	3	—
General corporate, net	(14)	(16)	(27)	(28)

Income before income taxes	210	162	405	315
Income tax provision	(70)	(48)	(122)	(97)

Net income	$140	$114	$283	$218

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes sales by product category for the three and six months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Defense electronics	$365	$358	$714	$700
Defense communications	176	155	328	286
Air transport aviation electronics	297	243	558	465
Business and regional aviation electronics	245	201	476	387

Total	$1,083	$957	$2,076	$1,838

Product line disclosures for defense-related products are delineated based upon their underlying technologies while the air transport and business and regional aviation electronics product lines are delineated based upon the difference in underlying customer base, size of aircraft, and markets served.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and six months ended March 31, 2007 and 2006 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended March 31, 2007 and 2006

Sales

(dollars in millions)

	Three Months Ended March 31
	2007	2006
Total sales	$1,083	$957
Percent increase	13%

Total sales for the three months ended March 31, 2007 increased 13 percent to $1,083 million compared to the three months ended March 31, 2006. Sales from acquired businesses, primarily the E&S Simulation Business, contributed $17 million, or 2 percentage points of the sales growth. The remainder of the sales increase resulted from 21 percent organic revenue growth in our Commercial Systems business and 3 percent organic revenue growth in our Government Systems business. See the following operating segment sections for further discussion of sales for the three months ended March 31, 2007 and 2006.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)

	Three Months Ended March 31
	2007	2006
Net income	$140	$114
Net income as a percent of sales	12.9%	11.9%
Diluted earnings per share	$0.82	$0.65

Net income for the three months ended March 31, 2007 increased 23 percent to $140 million, or 12.9 percent of sales, from net income of $114 million, or 11.9 percent of sales, for the three months ended March 31, 2006. Diluted earnings per share increased 26 percent to 82 cents for the three months ended March 31, 2007 from 65 cents for the three months ended March 31, 2006. The increase in net income and diluted earnings per share for the three months ended March 31, 2007 compared to the same period last year was primarily the result of a combination of increased sales volume, productivity improvements, and lower retirement benefit costs, partially offset by higher research and development expenditures and a higher effective tax rate. Diluted earnings per share for the three months ended March 31, 2007 also benefited from our share repurchase program.

Government Systems Financial Results

Government Systems’ Sales

The following table presents Government Systems’ sales by product category:

(dollars in millions)

	Three Months Ended March 31
	2007	2006
Defense electronics	$365	$358
Defense communications	176	155

Total	$541	$513

Percent increase	5%

Defense electronics sales increased $7 million, or 2 percent, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Sales from acquired businesses, primarily the E&S Simulation Business, contributed $11 million, which was offset by a $4 million decline in organic sales. Higher sales primarily from various rotary wing aircraft electronics systems programs were more than offset by lower sales from certain European programs that are essentially complete.

Defense communications sales increased $21 million, or 14 percent, for the three months ended March 31, 2007 compared to the same period last year due primarily to higher revenues from Joint Tactical Radio System and other networked communication development programs.

Government Systems’ Segment Operating Earnings

(dollars in millions)

	Three Months Ended March 31
	2007	2006
Segment operating earnings	$107	$100
Percent of sales	19.8%	19.5%

Government Systems’ operating earnings increased 7 percent to $107 million, or 19.8 percent of sales, for the three months ended March 31, 2007 compared to operating earnings of $100 million, or 19.5 percent of sales, for the same period a year ago. The higher operating earnings and operating margin were principally due to a combination of the higher revenues, productivity improvements, and lower retirement benefit costs, partially offset by higher company-funded research and development costs.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table presents Commercial Systems’ sales by product category:

(dollars in millions)

	Three Months Ended March 31
	2007	2006
Air transport aviation electronics	$297	$243
Business and regional aviation electronics	245	201

Total	$542	$444

Percent increase	22%

Air transport aviation electronics sales increased $54 million, or 22 percent, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Incremental sales from the E&S Simulation Business contributed $5 million, or 2 percentage points, of the revenue growth. The 20 percent air transport organic sales increase is due primarily to higher avionics products and systems sales to airlines and original equipment manufacturers (OEMs) as well as higher aftermarket activities.

Business and regional aviation electronics sales increased $44 million, or 22 percent, for the three months ended March 31, 2007 compared to the same period in the prior year. This sales growth is attributed primarily to higher avionics and cabin electronics products and systems sales to business jet OEMs and higher aftermarket revenues partially offset by lower sales to regional jet OEMs.

The following table presents Commercial Systems’ sales based on the type of product or service:

(in millions)

	Three Months Ended March 31
	2007	2006
Original equipment	$272	$225
Aftermarket	270	219

Total	$542	$444

Percent increase	22%

Original equipment sales increased $47 million, or 21 percent, for the three months ended March 31, 2007 compared to the same period in the prior year. This increase was due to higher air transport avionics sales as well as higher business jet avionics and cabin electronics products and systems sales as a result of accelerating business and air transport jet production rates. These sales increases were partially offset by lower regional jet avionics sales.

Aftermarket sales increased $51 million, or 23 percent, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Incremental sales from the E&S Simulation Business contributed $5 million, or 2 percentage points of the revenue growth. Organic aftermarket sales grew $46 million, or 21 percent, due to higher sales across all product lines, with particular strength in business and regional and in-flight entertainment aftermarket activities.

Commercial Systems’ Segment Operating Earnings

(dollars in millions)

	Three Months Ended March 31
	2007	2006
Segment operating earnings	$122	$86
Percent of sales	22.5%	19.4%

Commercial Systems’ operating earnings increased 42 percent to $122 million, or 22.5 percent of sales, for the three months ended March 31, 2007 compared to operating earnings of $86 million, or 19.4 percent of sales for the three months ended March 31, 2006. The increase in operating earnings and operating margin was primarily due to the combination of higher organic revenues, productivity improvements, and lower retirement benefit costs, partially offset by higher research and development costs as a percent of sales. Operating earnings and operating margin for the three months ended March 31, 2007 also benefited from an adjustment related to contract option exercises.

Six Months Ended March 31, 2007 and 2006

Sales

(dollars in millions)

	Six Months Ended March 31
	2007	2006
Total sales	$2,076	$1,838
Percent increase	13%

Total sales for the six months ended March 31, 2007 increased 13 percent to $2,076 million compared to the six months ended March 31, 2006. Sales from acquired businesses, primarily the E&S Simulation Business, contributed $41 million, or 2 percentage points of the sales growth. The remainder of the sales increase resulted from 20 percent organic revenue growth in our Commercial Systems business and 3 percent organic revenue growth in our Government Systems business. See the following operating segment sections for further discussion of sales for the six months ended March 31, 2007 and 2006.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)

	Six Months Ended March 31
	2007	2006
Net income	$283	$218
Net income as a percent of sales	13.6%	11.9%
Diluted earnings per share	$1.66	$1.24

Net income for the six months ended March 31, 2007 increased 30 percent to $283 million, or 13.6 percent of sales, from net income of $218 million, or 11.9 percent of sales, for the six months ended March 31, 2006. Diluted earnings per share increased 34 percent to $1.66 for the six months ended March 31, 2007 compared to $1.24 for the six months ended March 31, 2006. The increase in net income and diluted earnings per share for the six months ended March 31, 2007 compared to the same period last year was primarily the result of a combination of increased sales volume, productivity improvements, and lower retirement benefit costs, partially offset by higher research and development expenditures. Diluted earnings per share for the six months ended March 31, 2007 also benefited from our share repurchase program.

Government Systems Financial Results

Government Systems’ Sales

(dollars in millions)

	Six Months Ended March 31
	2007	2006
Defense electronics	$714	$700
Defense communications	328	286

Total	$1,042	$986

Percent increase	6%

Defense electronics sales increased $14 million, or 2 percent, for the six months ended March 31, 2007 compared to the six months ended March 31, 2006. Sales from acquired businesses, primarily the E&S Simulation Business, contributed $25 million, which was offset by an $11 million decline in organic sales. Higher sales primarily from various rotary wing aircraft electronics systems programs and defense advanced GPS receivers (DAGR) were more than offset by lower sales from simulation and training programs and certain European programs that are essentially complete.

Defense communications sales increased $42 million, or 15 percent, for the six months ended March 31, 2007 compared to the six months ended March 31, 2006 due primarily to higher revenues from Joint Tactical Radio System and other networked communication development programs.

Government Systems’ Segment Operating Earnings

(dollars in millions)

	Six Months Ended March 31
	2007	2006
Segment operating earnings	$209	$193
Percent of sales	20.1%	19.6%

Government Systems’ operating earnings increased $16 million, or 8 percent, for the six months ended March 31, 2007, compared to the same period a year ago. The higher operating earnings and operating margin were principally due to a combination of the higher revenues, productivity improvements, net favorable contract profit rate adjustments, and lower retirement benefit costs, partially offset by higher company-funded research and development costs.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table represents Commercial Systems’ sales by product category:

(dollars in millions)

	Six Months Ended March 31
	2007	2006
Air transport aviation electronics	$558	$465
Business and regional aviation electronics	476	387

Total	$1,034	$852

Percent increase	21%

Air transport aviation electronics sales increased $93 million, or 20 percent, for the six months ended March 31, 2007 compared to the six months ended March 31, 2006. Incremental sales from the E&S Simulation Business contributed $15 million, or 3 percentage points of the revenue growth. The 17 percent air transport organic sales increase is due primarily to higher avionics products and systems sales to airlines and original equipment manufacturers (OEMs) and higher aftermarket revenues, partially offset by lower in-flight entertainment systems sales for installation on new aircraft.

Business and regional aviation electronics sales increased $89 million, or 23 percent, for the six months ended March 31, 2007 compared to the same period in the prior year. This sales growth is attributed primarily to higher avionics and cabin electronics sales to business jet OEMs and higher aftermarket revenues partially offset by lower sales to regional jet OEMs.

The following table represents Commercial Systems’ sales based on the type of product or service:

(in millions)

	Six Months Ended March 31
	2007	2006
Original equipment	$509	$427
Aftermarket	525	425
Total	$1,034	$852
Percent increase	21%

Original equipment sales increased $82 million, or 19 percent, for the six months ended March 31, 2007 compared to the same period in the prior year. This increase was due to higher air transport avionics sales as well as higher business jet avionics and cabin electronics products and systems sales as a result of accelerating business and air transport jet production rates. These sales increases were partially offset by lower regional jet avionics and in-flight entertainment systems sales.

Aftermarket sales increased $100 million, or 24 percent, for the six months ended March 31, 2007 compared to the same period in the prior year. Incremental sales from the E&S Simulation Business contributed $15 million, or 4 percentage points of the revenue growth. Organic aftermarket sales grew $85 million, or 20 percent, due to higher sales across all product lines, with particular strength in business and regional and in-flight entertainment aftermarket activities.

Commercial Systems’ Segment Operating Earnings

(dollars in millions)

	Six Months Ended March 31
	2007	2006
Segment operating earnings	$236	$164
Percent of sales	22.8%	19.2%

Commercial Systems’ operating earnings increased $72 million, or 44 percent, to $236 million, or 22.8 percent of sales, compared to $164 million, or 19.2 percent of sales, for the six months ended March 31, 2006. The increase in operating earnings and operating margin was primarily due to the combination of higher organic revenues, productivity improvements, and lower retirement benefit costs, partially offset by higher research and development costs.

Retirement Benefits

Net benefit expense for pension benefits and other retirement benefits are as follows:

(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Pension benefits	$3	$17	$6	$35
Other retirement benefits	(1)	(1)	(2)	(1)

Net benefit expense	$2	$16	$4	$34

Pension Benefits

We amended our U.S. qualified and non-qualified pension plans in 2003 covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. As a result, we expect the defined benefit pension expense to decrease from $70 million in 2006 to $11 million in 2007. Concurrently, we plan to make additional company contributions to our existing defined contribution savings plan of approximately $28 million in 2007.

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

The federal Research and Development Tax Credit expired December 31, 2005. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively reinstated and extended the Research and Development Tax Credit from January 1, 2006 to December 31, 2007. The retroactive benefit for the previously expired period from January 1, 2006 to September 30, 2006 is reflected as a discrete item which lowered our effective tax rate by about 3 percentage points for the six months ended March 31, 2007.

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

During the three months ended March 31, 2007 and 2006, our effective income tax rate was 33.3 percent and 29.6 percent, respectively. The effective tax rate was higher for the three months ended March 31, 2007 than the same period in the prior year primarily due to incremental pre-tax earnings and the impact of diminished tax benefits from ETI. During the six months ended March 31, 2007 and 2006, our effective income tax rate was 30.1 percent and 30.8 percent, respectively. The effective tax rate was lower for the six months ended March 31, 2007 than the same period in the prior year primarily due to the retroactive reinstatement of the Research and Development Tax Credit partially offset by incremental pre-tax earnings and the impact of diminished tax benefits from ETI. Including the impact of these items, we currently expect our annual effective income tax rate to be about 31.5 percent in 2007.

Outlook

A summary of our 2007 anticipated results is as follows:

•	Total sales of about $4.30 billion.

•	Diluted earnings per share in the range of $3.30 to $3.40.

•	Government Systems’ sales are expected to increase 7 to 9 percent over 2006 sales with operating margins of about 20 percent.

•	Commercial Systems’ sales are expected to increase 15 to 17 percent over 2006 sales, with operating margins of about 22.5 percent.

•	Cash provided by operating activities of about $600 million, after a discretionary contribution to our U.S. qualified pension plan of up to $75 million.

•	Capital expenditures of about $140 million.

•	Total company and customer-funded research and development expenditures of about $800 million, or approximately 19 percent of total sales.

Cash Flow Summary

Operating Activities

(in millions)

	Six Months Ended March 31
	2007	2006
Cash provided by operating activities	$186	$140

The increase in cash provided by operating activities during the six months ended March 31, 2007 compared to the same period last year was primarily due to higher net income and lower incentive compensation payments, partially offset by increases in working capital to support higher sales volumes.

Investing Activities

(in millions)

	Six Months Ended March 31
	2007	2006
Cash used for investing activities	$(41)	$(60)

Decrease in cash used for investing activities during the six months ended March 31, 2007 compared to the same period last year was primarily due to a $14 million recovery of a license fee paid to The Boeing Company in prior years as a result of The Boeing Company exiting the high-speed broadband communication connectivity markets. In addition, the Company received $5 million as a result of a purchase price adjustment related to the E&S Simulation Business and paid $3 million for the acquisition of intangible assets. Capital expenditures were $57 million in the six months ended March 31, 2007 compared to $60 million for the same period last year. We expect capital expenditures for the full year 2007 to be approximately $140 million compared to full year 2006 capital expenditures of $144 million.

Financing Activities

(in millions)

	Six Months Ended March 31
	2007	2006
Cash used for financing activities	$(127)	$(73)

Factors impacting cash used for financing activities for the six months ended March 31, 2007 compared to the same period last year include the following:

•	In the current period we paid $113 million related to share repurchases compared to $111 million paid during the same period last year.

•	We paid cash dividends of $54 million during the six months ended March 31, 2007 compared to $41 million for the same period last year.

•	In the current period we received $40 million from the exercise of stock options compared to $58 million for the same period last year.

•	In the current period we paid $22 million to reduce long-term borrowings compared to no cash payments for the same period last year.

•	We received a $19 million excess tax benefit from the exercise of stock options for the six months ended March 31, 2007 compared to $21 million for the same period last year.

Cash generated by operations combined with our borrowing capacity is expected to meet the foreseeable future cash flow needs for capital expenditures, dividend payments, contractual commitments, acquisitions, and share repurchases.

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

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. There were no commercial paper borrowings outstanding at March 31, 2007.

Our Revolving Credit Facility consists of an $850 million unsecured revolving credit agreement entered into on May 24, 2005. On March 7, 2007, we amended the Revolving Credit Facility. The amendment, among other things, extends the term of the Revolving Credit Facility to 2012 with an option to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion, subject to the approval of the lenders. The Revolving Credit Facility exists primarily to support our commercial paper program, but is available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. Our debt to total capitalization ratio at March 31, 2007 was 14 percent. The Revolving Credit Facility contains covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. The Revolving Credit Facility does not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. In addition, short-term credit facilities available to our foreign subsidiaries amounted to $59 million as of March 31, 2007, of which $24 million was utilized to support commitments in the form of commercial letters of credit. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. At March 31, 2007, there were $3 million of borrowings outstanding under our foreign subsidiaries’ facilities.

In addition to our credit facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the Notes) under the shelf registration statement. The Notes contain covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. At March 31, 2007, $550 million of the shelf registration was available for future use.

During June 2006 we entered into two variable rate loan agreements to facilitate our implementation of the cash repatriation provisions of the American Jobs Creation Act of 2004 as follows:

•	Five-year unsecured variable rate loan facility agreement for 20.4 million euros ($25 million).

•	Five-year unsecured variable rate loan facility agreement for 11.5 million British pounds ($21 million).

The variable rate loan facility agreements contain customary loan covenants, none of which are financial. Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreements would require the repayment of any outstanding borrowings under such agreements. As of March 31, 2007, $28 million was outstanding under the variable rate loan facility agreements.

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

This quarterly report contains statements, including certain projections and business trends, accompanied by such phrases as “believes”, “estimates”, “expects”, “could”, “likely”, “anticipates”, “will”, “intends”, and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the potential impacts of geopolitical events; the financial condition of our customers (including major U.S. airlines); the health of the global economy; the continued support for military transformation and modernization programs; the potential adverse impact of oil prices on the commercial aerospace industry; the cost of the global war on terrorism on U.S. government military procurement expenditures and program budgets; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; effective negotiation of collective bargaining agreements by us and our customers; performance of our suppliers and subcontractors; risks inherent in fixed price contracts, particularly the risk of cost overruns; risk of significant disruption to air travel; our ability to execute to our internal performance plans such as our productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products and satisfy our contractual commitments; risk of fines and penalties related to noncompliance with export control regulations; risk of asset impairments and government claims related to our pension plan freeze; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At March 31, 2007, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $198 million and a fair value of $192 million. We converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 7.5 basis points by executing “receive fixed, pay variable” interest rate swap contracts. A 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term debt, exclusive of the effects of the interest rate swap contracts, by $5 million and $5 million, respectively. The $100 million notional value of interest rate swap contracts had a carrying and fair value of $2 million at March 31, 2007. A 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $3 million and $3 million, respectively. At March 31, 2007, we also had $28 million of variable rate long-term debt outstanding and variable rate short-term borrowings of $3 million. Our results of operations are affected by changes in market interest rates related to the variable rate debt. Inclusive of the effect of the interest rate swaps, a 10 percent increase or decrease in average market interest rates would not have a significant effect on our results of operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10 and 16 in the condensed consolidated financial statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in foreign subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $178 million and $190 million at March 31, 2007 and September 30, 2006, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling, and Japanese yen. The duration of foreign currency contracts is generally two years or less. The net fair value of these foreign currency contracts at March 31, 2007 and September 30, 2006 were net liabilities of $3 million and $3 million, respectively. If the U.S. dollar increased or decreased in value against all currencies by 10 percent, the effect on the fair value of the foreign currency contracts, our results of operations, cash flows, or financial condition would not be significant at March 31, 2007.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of March 31, 2007, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of March 31, 2007 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2007 through January 30, 2007	500,000	$66.34	500,000	$22 million
February 1, 2007 through February 28, 2007	524,700	$67.97	524,700	$486 million
March 1, 2007 through March 31, 2007	465,700	$67.48	465,700	$454 million
Total	1,490,400	$67.27	1,490,400	$454 million

1	On February 13, 2007 we announced that our Board authorized the repurchase of an additional $500 million of our common stock. This authorization has no stated expiration.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareowners of the Company was held on February 13, 2007 and the number of voting shares outstanding as of the record date was 167,999,505.

(b)	At the meeting, the shareowners:

i. voted to elect three directors of the Company. Each nominee for director was elected to a term expiring in 2010 by a vote of the shareowners as follows:

	Affirmative Votes	Votes Withheld
Donald R. Beall	143,964,421	2,673,349
Mark Donegan	144,106,793	2,530,977
Andrew J. Policano	144,024,279	2,613,492

In addition to the directors elected above, the Company’s Board of Directors also include the following continuing directors with terms expiring in 2008 or 2009: Michael P. C. Carns, Chris A. Davis, Joseph F. Toot, Jr., Anthony J. Carbone, Clayton M. Jones and Cheryl L. Shavers.

ii. voted on a proposal to approve the selection by the Audit Committee of the Board of Directors of the firm Deloitte & Touche LLP as auditors of the Company. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	144,076,298
Negative votes	1,067,919
Abstentions	1,493,553

Item 6.	Exhibits

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges for the six months ended March 31, 2007.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	April 25, 2007	By	/s/ M. A. Schulte
M. A. Schulte
Vice President, Finance and Controller (Principal Accounting Officer)

Date:	April 25, 2007	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President, General Counsel and Secretary