Form 10-Q
period 2007-06-30
ROCKWELL COLLINS INC
filed 2007-07-26
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007. Commission file number 1-16445.

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

Yes  ☐  No  ☒

166,670,200 shares of registrant's Common Stock, par value $.01 per share, were outstanding on July 16, 2007.

ROCKWELL COLLINS, INC.

INDEX

			Page No.
PART I.	FINANCIAL INFORMATION:

	Item 1.	Condensed Consolidated Financial Statements:

		Condensed Consolidated Statement of Financial Position (Unaudited) --
		June 30, 2007 and September 30, 2006	2

		Condensed Consolidated Statement of Operations (Unaudited) --
		Three and Nine Months Ended June 30, 2007 and 2006	3

		Condensed Consolidated Statement of Cash Flows (Unaudited) --
		Nine Months Ended June 30, 2007 and 2006	4

		Notes to Condensed Consolidated Financial Statements (Unaudited)	5

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

	Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION:

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 6.	Exhibits	30

Signatures			31

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	June 30,	September 30,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$135	$144
Receivables	885	821
Inventories	867	727
Current deferred income taxes	176	168
Other current assets	59	67

Total current assets	2,122	1,927

Property	569	552
Intangible Assets	124	137
Goodwill	517	517
Other Assets	213	145

TOTAL ASSETS	$3,545	$3,278

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
Accounts payable	$344	$324
Compensation and benefits	292	268
Advance payments from customers	315	246
Product warranty costs	213	189
Income taxes payable	25	54
Other current liabilities	219	243

Total current liabilities	1,408	1,324

Long-Term Debt	219	245
Retirement Benefits	403	421
Other Liabilities	92	82

Shareowners' Equity:
Common stock ($0.01 par value; shares authorized: 1,000;
shares issued: 183.8)	2	2
Additional paid-in capital	1,345	1,305
Retained earnings	1,407	1,105
Accumulated other comprehensive loss	(431)	(393)
Common stock in treasury, at cost (shares held: June 30, 2007, 17.0;
September 30, 2006, 16.7)	(900)	(813)
Total shareowners' equity	1,423	1,206

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$3,545	$3,278

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2007	2006	2007	2006

Sales:
Product sales	$1,011	$872	$2,886	$2,525
Service sales	102	92	303	277

Total sales	1,113	964	3,189	2,802

Costs, expenses and other:
Product cost of sales	710	614	2,022	1,798
Service cost of sales	70	62	204	189
Selling, general, and administrative expenses	124	112	352	321
Interest expense	3	3	10	9
Other income, net	(3)	(4)	(13)	(7)

Total costs, expenses and other	904	787	2,575	2,310

Income before income taxes	209	177	614	492

Income tax provision	63	56	185	153

Net income	$146	$121	$429	$339

Earnings per share:
Basic	$0.87	$0.71	$2.56	$1.97
Diluted	$0.86	$0.70	$2.52	$1.93

Weighted average common shares:
Basic	167.0	171.2	167.5	172.2
Diluted	169.6	173.8	170.1	175.7

Cash dividends per share	$0.16	$0.16	$0.48	$0.40

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)
(in millions)

	Nine Months Ended
	June 30
	2007	2006
Operating Activities:
Net income	$429	$339
Adjustments to arrive at cash provided by operating activities:
Depreciation	71	62
Amortization of intangible assets	16	14
Stock-based compensation	13	13
Compensation and benefits paid in common stock	42	37
Tax benefit from the exercise of stock options	29	26
Excess tax benefit from stock-based compensation	(29)	(26)
Deferred income taxes	3	3
Pension plan contributions	(85)	(60)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(106)	(44)
Inventories	(163)	(66)
Accounts payable	22	(27)
Advance payments from customers	70	31
Compensation and benefits	24	(30)
Income taxes	(27)	(7)
Other assets and liabilities	(11)	48
Cash Provided by Operating Activities	298	313

Investing Activities:
Property additions	(86)	(104)
Acquisition of intangible assets	(3)	-
Acquisition of businesses, net of cash acquired	5	(71)
Proceeds from settlement of discontinued license agreement	14	-
Other	(1)	-
Cash Used for Investing Activities	(71)	(175)

Financing Activities:
Purchases of treasury stock	(222)	(236)
Cash dividends	(81)	(69)
Decrease in long-term borrowings	(27)	-
Proceeds from exercise of stock options	56	69
Excess tax benefit from stock-based compensation	29	26
Proceeds from issuance of long-term debt	-	46
Increase in short-term borrowings	4	-
Cash Used for Financing Activities	(241)	(164)

Effect of exchange rate changes on cash and cash equivalents	5	2

Net Change in Cash and Cash Equivalents	(9)	(24)
Cash and Cash Equivalents at Beginning of Period	144	145
Cash and Cash Equivalents at End of Period	$135	$121

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

2.	New Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure certain eligible financial assets and financial liabilities at fair value (the fair value option). SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. SFAS 159 is effective for the Company's year ending September 30, 2009. The Company is currently evaluating whether to elect the fair value option and the impact, if any, of SFAS 159 on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). Under SFAS 158, companies must: a) recognize a net liability or asset to report the funded status of their plans on their statement of financial position, b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur in comprehensive income. During the first quarter of 2007, the Company completed its evaluation of SFAS 158 and elected to adopt the measurement date provisions of SFAS 158 effective October 1, 2006. The Company will adopt the recognition provisions of SFAS 158 as of the end of fiscal year 2007 as required by SFAS 158. See Note 11 for further information regarding the Company’s adoption of SFAS 158.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 indicates, among other things, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 is effective for the Company's year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 157 on the Company's financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company no later than October 1, 2007. The Company is currently evaluating the impact of FIN 48 on the Company’s financial statements.

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

The total cash purchase price was approximately $66 million, which is net of a $5 million post-closing purchase price adjustment received by the Company in March 2007. During the third quarter of 2007, the purchase price and purchase price allocation were finalized with $33 million of the purchase price allocated to goodwill and $22 million to intangible assets with a weighted average life of approximately 9 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will further enhance the Company’s simulation and training capabilities and provide more robust solutions for the Company’s customers. All goodwill resulting from the acquisition is tax deductible. $22 million of goodwill is included in the Government Systems segment and $11 million of goodwill is included in the Commercial Systems segment.

4.	Receivables

Receivables are summarized as follows (in millions):

	June 30,	September 30,
	2007	2006

Billed	$718	$665
Unbilled	210	203
Less progress payments	(32)	(35)
Total	896	833
Less allowance for doubtful accounts	(11)	(12)
Receivables	$885	$821

The Company expects to bill and collect all receivables outstanding as of June 30, 2007 within the next twelve months. As of September 30, 2006, the portion of receivables outstanding that were not expected to be collected within the next twelve months was approximately $7 million.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

5.	Inventories

Inventories are summarized as follows (in millions):

	June 30,	September 30,
	2007	2006

Finished goods	$162	$172
Work in process	395	318
Raw materials, parts, and supplies	375	329
Total	932	819
Less progress payments	(65)	(92)
Inventories	$867	$727

The Company defers certain pre-production engineering costs as work-in-process inventory in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees typically take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. Deferred pre-production engineering costs were $119 million and $96 million at June 30, 2007 and September 30, 2006, respectively.

6.	Property

Property is summarized as follows (in millions):

	June 30,	September 30,
	2007	2006

Land	$30	$30
Buildings and improvements	301	281
Machinery and equipment	731	709
Information systems software and hardware	272	264
Construction in progress	71	63
Total	1,405	1,347
Less accumulated depreciation	(836)	(795)
Property	$569	$552

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended June 30, 2007 are summarized as follows (in millions):

	Government	Commercial
	Systems	Systems	Total

Balance at September 30, 2006	$323	$194	$517
Purchase price allocation adjustments	-	(3)	(3)
Foreign currency translation adjustment	3	-	3
Balance at June 30, 2007	$326	$191	$517

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company’s 2007 impairment tests yielded no impairment.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Intangible assets are summarized as follows (in millions):

	June 30, 2007			September 30, 2006
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$144	$(69)	$75	$143	$(58)	$85
License agreements	13	(6)	7	24	(6)	18
Customer relationships	53	(17)	36	41	(14)	27
Trademarks and tradenames	11	(7)	4	11	(6)	5
Intangible assets with indefinite lives:
Trademarks and tradenames	2	-	2	2	-	2
Intangible assets	$223	$(99)	$124	$221	$(84)	$137

The Company paid $14 million for a license fee in prior years related to a strategic agreement with The Boeing Company (Boeing) to provide a global broadband connectivity solution for business aircraft through the Company’s Collins eXchange product. In August of 2006, Boeing announced they would exit the high-speed broadband communications connectivity markets. During the nine months ended June 30, 2007, the Company and Boeing reached a settlement that included, among other things, repayment of $14 million to the Company representing the carrying value of the license agreement.

Amortization expense for intangible assets for the three and nine months ended June 30, 2007 was $6 million and $16 million, respectively, compared to $5 million and $14 million for the three and nine months ended June 30, 2006. Annual amortization expense for intangible assets for 2007, 2008, 2009, 2010, and 2011 is expected to be $23 million, $22 million, $21 million, $23 million, and $20 million, respectively.

8.	Other Assets

Other assets are summarized as follows (in millions):

	June 30,	September 30,
	2007	2006

Long-term deferred income taxes	$50	$34
Long-term receivables	46	9
Exchange and rental assets, net of accumulated depreciation of $101 at
June 30, 2007 and $91 at September 30, 2006	35	37
Investments in equity affiliates	9	13
Other	73	52
Other assets	$213	$145

Investments in equity affiliates consist of investments in four joint ventures, each of which is 50 percent owned by the Company and accounted for under the equity method. The Company’s joint ventures consist of Vision Systems International, LLC (VSI), Data Link Solutions, LLC (DLS), Integrated Guidance Systems, LLC (IGS), and Quest Flight Training Limited (Quest).

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $28 million and $92 million for the three and nine months ended June 30, 2007, respectively, compared to $29 million and $99 million for the three and nine months ended June 30, 2006, respectively. The deferred portion of profit generated from sales to equity affiliates was $4 million at June 30, 2007 and $7 million at September 30, 2006.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

9.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30,	September 30,
	2007	2006

Customer incentives	$118	$125
Contract reserves	21	37
Other	80	81
Other current liabilities	$219	$243

10.	Debt

Revolving Credit Facility

On May 24, 2005, the Company entered into an $850 million five-year unsecured revolving credit facility with various banks (the Revolving Credit Facility). The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio was 14 percent as of June 30, 2007. There were no borrowings under the revolving credit facility at June 30, 2007.

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

Long-Term Debt

In June 2006, the Company entered into a five-year unsecured variable rate loan facility agreement for 20.4 million euros ($25 million). The interest rate is variable at the Euro Interbank Offered Rate (EURIBOR) plus 35 basis points and interest is payable quarterly. As of June 30, 2007 the outstanding balance of the loan facility agreement was 17 million euros ($23 million) and the interest rate was 4.51 percent.

In June 2006, the Company entered into a five-year unsecured variable rate loan facility agreement for 11.5 million British pounds ($21 million). As of June 30, 2007 this loan facility had been repaid.

Long-term debt and a reconciliation to the carrying amount is summarized as follows (in millions):

	June 30,	September 30,
	2007	2006

Principal amount of notes due December 1, 2013	$200	$200
Principal amount of variable rate loan facilities due June 2011	23	47
Fair value swap adjustment (Note 16)	(4)	(2)
Long-term debt	$219	$245

Interest paid on debt for the nine months ended June 30, 2007 and 2006 was $12 million and $11 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans covering most of its U.S. employees and certain employees in foreign countries which provide monthly pension and other benefits to eligible employees upon retirement. During the first quarter of 2007, the Company changed its measurement date from June 30 to September 30 for all of the Company’s benefit plans. In accordance with the measurement date transition provisions of SFAS 158, the Company remeasured benefit obligations and plan assets as of the beginning of the fiscal year. As a result of this remeasurement, retirement benefit liabilities increased $141 million, primarily due to a decline in the discount rate for Pension Benefits from 6.5 percent to 6.1 percent. The Company also recorded an adjustment to Retained Earnings of $5 million, after tax, which was the net benefit cost for the period from July 1, 2006 to September 30, 2006. In addition, the remeasurement will decrease overall retirement net benefit cost by $1 million for fiscal 2007.

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

Pension Benefits

The components of expense for pension benefits for the three and nine months ended June 30, 2007 and 2006 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2007	2006	2007	2006
Service cost	$2	$12	$6	$37
Interest cost	38	35	113	105
Expected return on plan assets	(48)	(46)	(141)	(136)
Amortization:
Prior service cost	(5)	(4)	(14)	(13)
Net actuarial loss	14	20	43	59
Net benefit expense	$1	$17	$7	$52

Other Retirement Benefits

The components of expense (income) for other retirement benefits for the three and nine months ended June 30, 2007 and 2006 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2007	2006	2007	2006
Service cost	$1	$1	$3	$3
Interest cost	4	3	12	11
Expected return on plan assets	-	-	(1)	(1)
Amortization:
Prior service cost	(10)	(9)	(29)	(29)
Net actuarial loss	4	4	12	14
Net benefit expense (income)	$(1)	$(1)	$(3)	$(2)

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table reconciles the projected benefit obligations, plan assets, funded status, and net asset (liability) for the Company’s Pension Benefits and the Other Retirement Benefits (in millions):

		Other
	Pension Benefits	Retirement Benefits

Projected benefit obligation at June 30, 2006	$2,423	$271
Service cost	9	4
Interest cost	38	1
Discount rate change	119	9
Actuarial losses (gains)	1	(2)
Benefits paid	(34)	(5)
Other	1	-
Projected benefit obligation at October 1, 2006	2,557	278
Plan assets at June 30, 2006	2,148	15
Actual return on plan assets	90	-
Company contributions	3	5
Benefits paid	(34)	(5)
Plan assets at October 1, 2006	2,207	15
Funded status of plans at October 1, 2006	(350)	(263)
Unamortized amounts:
Prior service cost	(153)	(164)
Net actuarial loss	866	245
Net asset (liability) in the Statement of Financial Position at
October 1, 2006	$363	$(182)
Net asset (liability) at October 1, 2006 consists of:
Deferred tax asset	$262	$-
Accrued benefit liability	(346)	(182)
Accumulated other comprehensive loss	447	-
Net asset (liability) in the Statement of Financial Position	$363	$(182)

The accumulated benefit obligation for all defined benefit pension plans was $2,548 million at October 1, 2006.

Actuarial Assumptions

Significant assumptions used in determining the benefit obligations are as follows:

			Other
	Pension Benefits		Retirement Benefits
	October 1,	June 30,	October 1,	June 30,
	2006	2006	2006	2006
Assumptions used to determine benefit obligations:
Discount rate	6.10%	6.50%	6.00%	6.50%
Compensation increase rate	4.50%	4.50%	-	-

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

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Significant assumptions used in determining the Retained Earnings adjustment resulting from the change in measurement date for the period July 1, 2006 to September 30, 2006 pursuant to the provisions of SFAS 158 are as follows:

		Other
	Pension Benefits	Retirement Benefits

Discount rate	6.50%	6.50%
Expected long-term return on plan assets	8.75%	8.75%
Compensation increase rate	4.50%	-
Pre-65 health care cost gross trend rate *	-	11.00%
Post-65 health care cost gross trend rate *	-	11.00%
Ultimate trend rate *	-	5.50%
Year that trend reaches ultimate rate	-	2012

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

Pension Plan Freeze

In June 2003, the Company’s U.S. qualified and non-qualified defined benefit pension plans were amended to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. These changes affect all of the Company’s domestic pension plans for all salaried and hourly employees not covered by collective bargaining agreements. The Company supplemented its existing defined contribution savings plan effective October 1, 2006 to include additional Company contributions which are expected to approximate $30 million in 2007.

Pension Plan Funding

The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. Although not required to make any contributions to its U.S. qualified pension plan by governmental regulations, the Company made a discretionary contribution of $75 million in 2007 to improve the funded status of this plan. Contributions to the Company’s international plans and the U.S. non-qualified plan are expected to total $13 million in 2007.

12.	Stock-Based Compensation

Total stock-based compensation expense included within the condensed consolidated statement of operations is as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2007	2006	2007	2006
Product cost of sales	$1	$1	$3	$3
Service cost of sales	-	-	1	1
Selling, general and administrative expenses	3	3	9	9
Income before income taxes	$4	$4	$13	$13

Net income	$3	$3	$9	$8
Basic and diluted earnings per share	$0.02	$0.02	$0.05	$0.05

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company issued awards of equity instruments under the Company’s various incentive plans for the three and nine months ended June 30, 2007 and 2006 as follows:

	Options		Performance Shares		Restricted Stock		Restricted Stock Units
	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Three months ended June 30, 2007	13,360	$20.26	1,900	$69.92	-	$-	3,439	$68.91
Three months ended June 30, 2006	11,520	$17.23	979	$56.14	600	$54.00	6,811	$55.48

Nine months ended June 30, 2007	454,930	$16.70	64,285	$58.35	39,520	$57.97	19,726	$64.82
Nine months ended June 30, 2006	584,050	$13.43	78,323	$46.26	55,875	$46.26	17,335	$46.26

The maximum number of performance shares that can be issued for 2007 grants based on the achievement of performance targets for fiscal years 2007 through 2009 is 154,284. The maximum number of performance shares that can be issued for 2006 grants based on the achievement of performance targets for fiscal years 2006 through 2008 is 187,975.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following assumptions for the three and nine months ended June 30:

	Three Months Ended June 30		Nine Months Ended June 30
	2007 Grants	2006 Grants	2007 Grants	2006 Grants
Risk-free interest rate (U.S. Treasury zero coupon issues)	4.87%	4.38%	4.56%	4.38%
Expected dividend yield	1.09%	1.08%	1.09%	1.08%
Expected volatility	0.28	0.30	0.28	0.30
Expected life	5 years	5 years	5 years	5 years

Employee Benefits Paid in Company Stock

During the nine months ended June 30, 2007 and 2006, 0.6 million and 0.7 million shares, respectively, of Company common stock for each period were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $42 million and $37 million, respectively.

13.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
Net income	$146	$121	$429	$339
Unrealized foreign currency translation adjustment	3	8	10	8
Foreign currency cash flow hedge adjustment	-	(2)	(1)	-
Minimum pension liability adjustment	-	-	(47)	-
Comprehensive income	$149	$127	$391	$347

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

14.	Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
Earnings from equity affiliates	$1	$3	$6	$7
Interest income	1	1	3	3
Royalty income	1	1	6	4
Other, net	-	(1)	(2)	(7)
Other income, net	$3	$4	$13	$7

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended June 30, 2007 and 2006, the effective income tax rate was 30.1 percent and 31.6 percent, respectively. During the nine months ended June 30, 2007 and 2006, the effective income tax rate was 30.1 percent and 31.1 percent, respectively.

The federal Research and Development Tax Credit expired December 31, 2005. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively reinstated and extended the Research and Development Tax Credit from January 1, 2006 to December 31, 2007. The retroactive benefit for the previously expired period from January 1, 2006 to September 30, 2006 is reflected as a discrete item which lowered the Company’s effective tax rate by about 2 percentage points for the nine months ended June 30, 2007.

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

The IRS is currently auditing the Company’s tax returns for the years ended September 30, 2004 and 2005 as well as certain claims the Company filed for prior years related to the ETI. The Company has received certain proposed audit adjustments from the IRS which are not expected to have a material effect on the Company’s results of operations, financial condition, or cash flows.

The Company paid income taxes, net of refunds, of $182 million and $130 million during the nine months ended June 30, 2007 and 2006, respectively.

16.	Financial Instruments

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	Asset (Liability)
	June 30, 2007		September 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$135	$135	$144	$144
Short-term borrowings	(4)	(4)	-	-
Long-term debt	(219)	(212)	(245)	(240)
Interest rate swaps	(4)	(4)	(2)	(2)
Foreign currency forward exchange contracts	(5)	(5)	(3)	(3)
Accelerated share repurchase agreements	-	-	-	2

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

Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At June 30, 2007 and September 30, 2006, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $234 million and $190 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows (in millions):

	Nine Months Ended June 30
	2007	2006
Balance at beginning of year	$189	$172
Warranty costs incurred	(39)	(39)
Product warranty accrual	56	50
Reclassification	7	-
Pre-existing warranty adjustments	-	2
Acquisitions	-	1
Balance at June 30	$213	$186

Guarantees

In connection with the acquisition of Quest from Evans & Sutherland, the Company entered into certain guarantees related to various obligations of Quest. The Company has guaranteed, jointly and severally with Quadrant Group plc (the other joint venture partner), the performance of Quest in relation to its contract with the United Kingdom Ministry of Defense, the performance of certain Quest subcontractors (up to $2 million), and the payment by Quest of a loan agreement executed by Quest. As of June 30, 2007, the outstanding loan balance was approximately $9 million.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of June 30, 2007, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defense and the loan agreement.

Letters of credit

The Company has contingent commitments in the form of commercial letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at June 30, 2007 were $120 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of June 30, 2007, the Company is involved in the investigation or remediation of seven sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for six of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $9 million. The Company has recorded environmental reserves for this site of $2 million as of June 30, 2007, which represents management’s best estimate of the probable future cost for this site.

In addition, the Company is currently involved in investigation or remediation of three sites related to properties purchased in connection with the Company’s acquisition of Kaiser Aerospace & Electronics Corporation (Kaiser). Rockwell Collins has certain rights to indemnification from escrow funds set aside at the time of acquisition that management believes are sufficient to address the Company’s potential liability for the Kaiser related environmental matters.

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

The Company is subject to various lawsuits, claims and proceedings that have been or may be instituted or asserted against the Company relating to the conduct of the Company’s business, including those pertaining to product liability, intellectual property, safety and health, exporting and importing, contract, employment and regulatory matters. Although the outcome of these matters cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters that are pending or asserted will not have a material adverse effect on the Company’s business or financial position, but could possibly be material to the results of operations or cash flows of any one period.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

20.	2006 Restructuring Charge

The September 2006 restructuring charge was related to decisions to implement certain business realignment and facility rationalization actions. As a result of these decisions, the Company recorded charges of $14 million in the fourth quarter of 2006 which was comprised of $11 million of employee separation costs and $3 million of facility exit costs. During the nine months ended June 30, 2007, the Company adjusted the restructuring reserve by $4 million primarily due to lower than expected employee separation costs.

Change in the restructuring reserve during the nine months ended June 30, 2007 is as follows (in millions):

	Employee Separation Costs	Facility Exit Costs	Total
Balance at September 30, 2006	$11	$3	$14
Reserve adjustment	(4)	-	(4)
Cash payments	(3)	(3)	(6)
Balance at June 30, 2007	$4	$-	$4

21.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
Sales:
Government Systems	$568	$499	$1,610	$1,485
Commercial Systems	545	465	1,579	1,317
Total sales	$1,113	$964	$3,189	$2,802
Segment operating earnings:
Government Systems	$111	$99	$320	$292
Commercial Systems	119	100	355	264
Total segment operating earnings	230	199	675	556
Interest expense	(3)	(3)	(10)	(9)
Earnings from corporate-level equity affiliate	-	1	-	2
Stock-based compensation	(4)	(4)	(13)	(13)
Restructuring adjustment	1	-	4	-
General corporate, net	(15)	(16)	(42)	(44)
Income before income taxes	209	177	614	492
Income tax provision	(63)	(56)	(185)	(153)
Net income	$146	$121	$429	$339

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

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table summarizes sales by product category for the three and nine months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
Defense electronics	$375	$335	$1,089	$1,035
Defense communications	193	164	521	450
Air transport aviation electronics	303	251	861	716
Business and regional aviation electronics	242	214	718	601
Total	$1,113	$964	$3,189	$2,802

Product line disclosures for defense-related products are delineated based upon their underlying technologies while the air transport and business and regional aviation electronics product lines are generally delineated based upon the difference in underlying customer base, size of aircraft, and markets served.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and nine months ended June 30, 2007 and 2006 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended June 30, 2007 and 2006

Sales

	Three Months Ended June 30
	2007	2006
(dollars in millions)

Total sales	$1,113	$964
Percent increase	15%

Total sales for the three months ended June 30, 2007 increased 15 percent to $1,113 million compared to the three months ended June 30, 2006. Sales from acquired businesses, primarily the E&S Simulation Business, contributed $14 million, or 1 percentage point of the sales growth. The remainder of the sales increase resulted from 16 percent organic revenue growth in our Commercial Systems business and 12 percent organic revenue growth in our Government Systems business. See the following operating segment sections for further discussion of sales for the three months ended June 30, 2007 and 2006.

Net Income and Diluted Earnings Per Share

	Three Months Ended June 30
	2007	2006
(dollars in millions, except per share amounts)

Net income	$146	$121
Net income as a percent of sales	13.1%	12.6%
Diluted earnings per share	$0.86	$0.70

Net income for the three months ended June 30, 2007 increased 21 percent to $146 million, or 13.1 percent of sales, from net income of $121 million, or 12.6 percent of sales, for the three months ended June 30, 2006. Diluted earnings per share increased 23 percent to 86 cents for the three months ended June 30, 2007 from 70 cents for the three months ended June 30, 2006. The increase in net income and diluted earnings per share was primarily the result of a combination of increased sales volume, productivity improvements, lower retirement benefit costs, and a lower effective tax rate, partially offset by higher research and development and incentive compensation costs. Diluted earnings per share for the three months ended June 30, 2007 also benefited from our share repurchase program.

Government Systems Financial Results

Government Systems’ Sales

The following table presents Government Systems’ sales by product category:

	Three Months Ended June 30
	2007	2006
(dollars in millions)

Defense electronics	$375	$335
Defense communications	193	164
Total	$568	$499
Percent increase	14%

Defense electronics sales increased $40 million, or 12 percent, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Sales from acquired businesses, primarily the E&S Simulation Business, contributed $8 million, or 2 percentage points of the sales growth while organic sales increased $32 million, or 10 percent. The increase in organic sales was due primarily to higher Defense Advanced GPS Receiver (DAGR) equipment sales and higher revenues from various rotary and fixed wing aircraft electronics systems programs.

Defense communications sales increased $29 million, or 18 percent, for the three months ended June 30, 2007 compared to the same period last year. This increase was due primarily to higher revenues from Joint Tactical Radio System and other networked communication development programs as well as higher ARC-210 radio hardware and development program revenues.

Government Systems’ Segment Operating Earnings

	Three Months Ended June 30
	2007	2006
(dollars in millions)

Segment operating earnings	$111	$99
Percent of sales	19.5%	19.8%

Government Systems’ operating earnings increased 12 percent to $111 million, or 19.5 percent of sales, for the three months ended June 30, 2007 compared to operating earnings of $99 million, or 19.8 percent of sales, for the same period a year ago. Operating earnings were higher as the positive impact of the higher sales, a favorable contract termination settlement, productivity improvements, and lower retirement benefit costs were partially offset by higher incentive compensation costs. In addition, a slightly higher proportion of lower margin development program and acquired business revenues contributed to the nominal decline in operating margin.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table presents Commercial Systems’ sales by product category:

	Three Months Ended June 30
	2007	2006
(dollars in millions)

Air transport aviation electronics	$303	$251
Business and regional aviation electronics	242	214
Total	$545	$465
Percent increase	17%

Air transport aviation electronics sales increased $52 million, or 21 percent, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Incremental sales from the E&S Simulation Business contributed $5 million, or 2 percentage points of the revenue growth. The 19 percent air transport organic sales increase is due primarily to higher aftermarket avionics equipment and service and support revenues, including initial sales of equipment for Boeing 787 simulators, as well as higher avionics products and systems sales to original equipment manufacturers (OEMs).

Business and regional aviation electronics sales increased $28 million, or 13 percent, for the three months ended June 30, 2007 compared to the same period in the prior year. This sales growth is attributed primarily to higher avionics products and systems sales to business jet OEMs and higher aftermarket equipment and service and support revenues.

The following table presents Commercial Systems’ sales based on the type of product or service:

	Three Months Ended June 30
	2007	2006
(in millions)

Original equipment	$274	$249
Aftermarket	271	216
Total	$545	$465

Original equipment sales increased $25 million, or 10 percent, for the three months ended June 30, 2007 compared to the same period in the prior year due primarily to higher new business jet aircraft and air transport aircraft avionics products and systems sales.

Aftermarket sales increased $55 million, or 25 percent, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Incremental sales from the E&S Simulation Business contributed $5 million, or 2 percentage points of the revenue growth. Organic aftermarket sales grew $50 million, or 23 percent, due primarily to initial sales of equipment for Boeing 787 simulators, as well as higher business and regional and air transport avionics service and support revenues.

Commercial Systems’ Segment Operating Earnings

	Three Months Ended June 30
	2007	2006
(dollars in millions)

Segment operating earnings	$119	$100
Percent of sales	21.8%	21.5%

Commercial Systems’ operating earnings increased 19 percent to $119 million, or 21.8 percent of sales, for the three months ended June 30, 2007 compared to operating earnings of $100 million, or 21.5 percent of sales for the three months ended June 30, 2006. The increase in operating earnings and operating margin was primarily due to the combination of higher organic revenues, productivity improvements, and lower retirement benefit costs, partially offset by higher research and development and incentive compensation costs.

Nine Months Ended June 30, 2007 and 2006

Sales

	Nine Months Ended June 30
	2007	2006
(dollars in millions)

Total sales	$3,189	$2,802
Percent increase	14%

Total sales for the nine months ended June 30, 2007 increased 14 percent to $3,189 million compared to the nine months ended June 30, 2006. Sales from acquired businesses, primarily the E&S Simulation Business, contributed $55 million, or 2 percentage points of the sales growth. The remainder of the sales increase resulted from 18 percent organic revenue growth in our Commercial Systems business and 6 percent organic revenue growth in our Government Systems business. See the following operating segment sections for further discussion of sales for the nine months ended June 30, 2007 and 2006.

Net Income and Diluted Earnings Per Share

	Nine Months Ended June 30
	2007	2006
(dollars in millions, except per share amounts)

Net income	$429	$339
Net income as a percent of sales	13.5%	12.1%
Diluted earnings per share	$2.52	$1.93

Net income for the nine months ended June 30, 2007 increased 27 percent to $429 million, or 13.5 percent of sales, from net income of $339 million, or 12.1 percent of sales, for the nine months ended June 30, 2006. Diluted earnings per share increased 31 percent to $2.52 for the nine months ended June 30, 2007 compared to $1.93 for the nine months ended June 30, 2006. The increase in net income and diluted earnings per share for the nine months ended June 30, 2007 compared to the same period last year was primarily the result of a combination of increased sales volume, productivity improvements, lower retirement benefit costs, and a lower effective tax rate, partially offset by higher research and development and incentive compensation costs. Diluted earnings per share for the nine months ended June 30, 2007 also benefited from our share repurchase program.

Government Systems Financial Results

Government Systems’ Sales

	Nine Months Ended June 30
	2007	2006
(dollars in millions)

Defense electronics	$1,089	$1,035
Defense communications	521	450
Total	$1,610	$1,485
Percent increase	8%

Defense electronics sales increased $54 million, or 5 percent, for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006. Sales from acquired businesses, primarily the E&S Simulation Business, contributed $33 million, or 3 percentage points of the sales growth while organic sales increased $21 million, or 2 percent. The increase in organic sales was due primarily to higher Defense Advanced GPS Receiver (DAGR) equipment sales and higher revenues from various rotary and fixed wing aircraft electronics systems programs, partially offset by lower sales from simulation and training programs and certain European programs that have completed.

Defense communications sales increased $71 million, or 16 percent, for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006. This increase was due primarily to higher revenues from Joint Tactical Radio System and other networked communication development programs as well as higher ARC-210 radio hardware and development program revenues.

Government Systems’ Segment Operating Earnings

	Nine Months Ended June 30
	2007	2006
(dollars in millions)

Segment operating earnings	$320	$292
Percent of sales	19.9%	19.7%

Government Systems’ operating earnings increased 10 percent to $320 million, or 19.9 percent of sales for the nine months ended June 30, 2007, compared to operating earnings of $292 million, or 19.7 percent of sales for the same period a year ago. The higher operating earnings and operating margin were primarily attributable to the combination of the higher sales, productivity improvements, net favorable contract adjustments, and lower retirement benefit costs, offset by higher research and development and incentive compensation costs.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table represents Commercial Systems’ sales by product category:

	Nine Months Ended June 30
	2007	2006
(dollars in millions)

Air transport aviation electronics	$861	$716
Business and regional aviation electronics	718	601
Total	$1,579	$1,317
Percent increase	20%

Air transport aviation electronics sales increased $145 million, or 20 percent, for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006. Incremental sales from the E&S Simulation Business contributed $20 million, or 3 percentage points of the revenue growth. The 17 percent air transport organic sales increase is due primarily to higher avionics products and systems sales to airlines and OEMs and higher aftermarket revenues, including initial sales of equipment for Boeing 787 simulators, and higher service and support and in-flight entertainment revenues.

Business and regional aviation electronics sales increased $117 million, or 19 percent, for the nine months ended June 30, 2007 compared to the same period in the prior year. This sales growth is attributed primarily to higher avionics and cabin electronics sales to business jet OEMs and higher aftermarket revenues.

The following table represents Commercial Systems’ sales based on the type of product or service:

	Nine Months Ended June 30
	2007	2006
(in millions)

Original equipment	$783	$676
Aftermarket	796	641
Total	$1,579	$1,317

Original equipment sales increased $107 million, or 16 percent, for the nine months ended June 30, 2007 compared to the same period in the prior year. This increase was primarily due to higher air transport avionics sales as well as higher business jet avionics and cabin electronics products and systems sales, partially offset by lower in-flight entertainment systems sales.

Aftermarket sales increased $155 million, or 24 percent, for the nine months ended June 30, 2007 compared to the same period in the prior year. Incremental sales from the E&S Simulation Business contributed $20 million, or 3 percentage points of the revenue growth. Higher organic aftermarket sales increased $135 million, or 21 percent, due to higher sales across all product lines, with particular strength in air transport avionics spares sales resulting from the initial sales of equipment for Boeing 787 simulators as well as business and regional and in-flight entertainment aftermarket activities.

Commercial Systems’ Segment Operating Earnings

	Nine Months Ended June 30
	2007	2006
(dollars in millions)

Segment operating earnings	$355	$264
Percent of sales	22.5%	20.0%

Commercial Systems’ operating earnings increased $91 million, or 34 percent, to $355 million, or 22.5 percent of sales, compared to $264 million, or 20.0 percent of sales, for the nine months ended June 30, 2006. The increase in operating earnings and operating margin was primarily due to the combination of higher organic revenues, productivity improvements, and lower retirement benefit costs, partially offset by higher research and development and incentive compensation costs.

Retirement Benefits

Net benefit expense for pension benefits and other retirement benefits are as follows (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006

Pension benefits	$1	$17	$7	$52
Other retirement benefits	(1)	(1)	(3)	(2)
Net benefit expense	$-	$16	$4	$50

Pension Benefits

We amended our U.S. qualified and non-qualified pension plans in 2003 covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. As a result, we expect the defined benefit pension expense to decrease from $70 million in 2006 to $8 million in 2007. Concurrently, we plan to make additional company contributions of approximately $30 million to our existing defined contribution savings plan in 2007.

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

The federal Research and Development Tax Credit expired December 31, 2005. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively reinstated and extended the Research and Development Tax Credit from January 1, 2006 to December 31, 2007. The retroactive benefit for the previously expired period from January 1, 2006 to September 30, 2006 is reflected as a discrete item which lowered our effective tax rate by about 2 percentage points for the nine months ended June 30, 2007.

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

During the three months ended June 30, 2007 and 2006, our effective income tax rate was 30.1 percent and 31.6 percent, respectively. During the nine months ended June 30, 2007 and 2006, our effective income tax rate was 30.1 percent and 31.1 percent, respectively. The effective tax rate was lower for the three and nine months ended June 30, 2007 than the same periods in the prior year primarily due to the reinstatement of the Research and Development Tax Credit partially offset by the combined impact of lower tax benefits from the ETI and DMD and incremental pre-tax earnings. Including the impact of these items, we currently expect our annual effective income tax rate to be about 31.5 percent in 2007.

Outlook

A summary of our 2007 anticipated results is as follows:

•	Total sales of about $4.35 billion.

•	Diluted earnings per share of about $3.40.

•	Government Systems’ sales are expected to increase by about 8 percent over 2006 sales with operating margins of about 20 percent.

•	Commercial Systems’ sales are expected to increase by about 18 percent over 2006 sales, with operating margins of about 22.5 percent.

•	Cash provided by operating activities of about $600 million, which includes a discretionary contribution to our U.S. qualified pension plan of $75 million that was made during the third quarter.

•	Capital expenditures of about $140 million.

•	Total company and customer-funded research and development expenditures of about $815 million, or approximately 19 percent of total sales.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities

	Nine Months Ended
	June 30
	2007	2006
(in millions)
Cash provided by operating activities	$298	$313

The decrease in operating cash flows during the nine months ended June 30, 2007 compared to the same period last year was principally due to increases in receivables and inventory to support higher sales volume and new aircraft programs, an increase in receivables as a result of slower collections on U.S. government receivables, as well as higher income tax and pension payments, partially offset by higher net income.

Investing Activities

	Nine Months Ended
	June 30
	2007	2006
(in millions)
Cash used for investing activities	$(71)	$(175)

Decrease in cash used for investing activities during the nine months ended June 30, 2007 compared to the same period last year was due to the following:

•
A $5 million purchase price adjustment received in the current period related to the E&S Simulation Business compared to the $71 million in cash paid for the acquisition of the E&S Simulation Business in the same period last year.

•	In the current period, we received a $14 million recovery of a license fee paid to Boeing in prior years as a result of Boeing exiting the high-speed broadband communication connectivity markets.

•
Capital expenditures were $86 million in the nine months ended June 30, 2007 compared to $104 million for the same period last year. We expect capital expenditures for the full year 2007 to be approximately $140 million compared to full year 2006 capital expenditures of $144 million.

Financing Activities

	Nine Months Ended
	June 30
	2007	2006
(in millions)
Cash used for financing activities	$(241)	$(164)

Factors impacting cash used for financing activities for the nine months ended June 30, 2007 compared to the same period last year include the following:

•	In the current period we repurchased 3.1 million shares of common stock at a cost of $222 million compared to 4.4 million shares at a cost of $236 million for the same period last year.

•	In the current period we received $56 million from the exercise of stock options compared to $69 million for the same period last year.

•	We paid cash dividends of $81 million during the nine months ended June 30, 2007 compared to $69 million for the same period last year.

•
We paid $27 million to reduce long-term borrowings for the nine months ended June 30, 2007 compared to the receipt of $46 million from the issuance of long-term borrowings in the same period last year.

•	We received a $29 million excess tax benefit from the exercise of stock options for the nine months ended June 30, 2007 compared to $26 million for the same period last year.

Cash generated by operations combined with our borrowing capacity is expected to meet our operating cash flow, capital expenditure, dividend payment, acquisition, and share repurchase plans and our cash flow requirements for contractual commitments for the foreseeable future.

Liquidity

In addition to cash provided by normal operating activities, we utilize a combination of short-term and long-term debt to finance operations. Our primary source of short-term liquidity is through borrowings in the commercial paper market. Our access to that market is facilitated by the strength of our credit ratings and an $850 million committed credit facility with several banks (Revolving Credit Facility). Our current ratings as provided by Moody’s Investors Service, Standard & Poor’s and Fitch, Inc. are A-1 / A / A, respectively, for long-term debt and P-1 / A-1 / F-1, respectively, for short-term debt. All three agencies have stable outlooks on our credit rating.

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. There were no commercial paper borrowings outstanding at June 30, 2007.

Our Revolving Credit Facility consists of an $850 million five-year unsecured revolving credit agreement entered into on May 24, 2005. The Revolving Credit Facility exists primarily to support our commercial paper program, but is available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. Our debt to total capitalization ratio at June 30, 2007 was 14 percent. The Revolving Credit Facility contains covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. The Revolving Credit Facility does not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. In addition short-term credit facilities available to foreign subsidiaries amounted to $60 million as of June 30, 2007, of which $28 million was utilized to support commitments in the form of commercial letters of credit. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. At June 30, 2007, there were $4 million of borrowings outstanding under our foreign subsidiaries’ facilities.

In addition to our credit facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the Notes) under the shelf registration statement. The Notes contain covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. At June 30, 2007, $550 million of the shelf registration was available for future use.

During June 2006 we entered into two variable rate loan agreements to facilitate our implementation of the cash repatriation provisions of the American Jobs Creation Act of 2004 as follows:

•	Five-year unsecured variable rate loan facility agreement for 20.4 million euros ($25 million).

•	Five-year unsecured variable rate loan facility agreement for 11.5 million British pounds ($21 million).

The variable rate loan facility agreements contain customary loan covenants, none of which are financial. Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreements would require the repayment of any outstanding borrowings under such agreements. As of June 30, 2007, $23 million was outstanding under the variable rate loan facility agreements.

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

CRITICAL ACCOUNTING POLICIES

Preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments, and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of the Company’s financial statements are described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. Actual results in these areas could differ from management's estimates.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, accompanied by such phrases as "believes", "estimates", "expects", "could", "likely", "anticipates", "will", "intends", and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the potential impacts of geopolitical events; the financial condition of our customers (including major U.S. airlines); the health of the global economy; rising interest rates; U.S. dollar significantly strengthens; worldwide recession; the continued support for military transformation and modernization programs; the potential adverse impact of oil prices on the commercial aerospace industry; the cost of the global war on terrorism on U.S. government military procurement expenditures and program budgets; systematic decline in U.S. defense spending; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers; performance of our suppliers and subcontractors; risks inherent in fixed price contracts, particularly the risk of cost overruns; risk of significant disruption to air travel; our ability to execute to our internal performance plans such as our productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with export control regulations; risk of asset impairments and government claims related to our pension plan freeze; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At June 30, 2007, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $196 million and a fair value of $189 million. We converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 7.5 basis points by executing “receive fixed, pay variable” interest rate swap contracts. A 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term debt, exclusive of the effects of the interest rate swap contracts, by $5 million and $5 million, respectively. The $100 million notional value of interest rate swap contracts had a carrying and fair value of $4 million at June 30, 2007. A 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $3 million and $3 million, respectively. At June 30, 2007, we also had $23 million of variable rate long-term debt outstanding and variable rate short-term borrowings of $4 million. Our results of operations are affected by changes in market interest rates related to the variable rate debt. Inclusive of the effect of the interest rate swaps, a 10 percent increase or decrease in average market interest rates would not have a material effect on our results of operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10 and 16 in the condensed consolidated financial statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in foreign subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $234 million and $190 million at June 30, 2007 and September 30, 2006, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling, and Japanese yen. The duration of foreign currency contracts is generally two years or less. The net fair value of these foreign currency contracts at June 30, 2007 and September 30, 2006 were net liabilities of $5 million and $3 million, respectively. If the U.S. dollar increased or decreased in value against all currencies by 10 percent, the effect on the fair value of the foreign currency contracts, our results of operations, cash flows, or financial condition would not be significant at June 30, 2007.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of June 30, 2007, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of June 30, 2007 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2007 through April 30, 2007	500,000	$66.66	500,000	$421 million
May 1, 2007 through May 31, 2007	575,000	$67.79	575,000	$382 million
June 1, 2007 through June 30, 2007	500,000	$70.38	500,000	$347 million
Total	1,575,000	$68.25	1,575,000	$347 million

[1]	On February 13, 2007 we announced that our Board authorized the repurchase of an additional $500 million of our common stock. This authorization has no stated expiration.

Item 6.  Exhibits

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges for the nine months ended June 30, 2007.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: July 26, 2007	By	/s/ M. A. Schulte
M. A. Schulte
Vice President, Finance and Controller (Principal Accounting Officer)

Date: July 26, 2007	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President, General Counsel and Secretary