Form 10-K
period 2007-09-30
ROCKWELL COLLINS INC
filed 2007-11-16
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
Commission file number 001-16445

Rockwell Collins, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2314475 (I.R.S. Employer Identification No.)

400 Collins Road NE Cedar Rapids, Iowa (Address of principal executive offices)	52498 (Zip Code)
Registrant’s telephone number, including area code: (319) 295-1000
SECURITIES REGISTERED PURSUANT
TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share (including the associated Preferred Share Purchase Rights)	New York Stock Exchange
SECURITIES REGISTERED PURSUANT
TO SECTION 12(g) OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                               Accelerated filer ☐                               Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No    ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant on March 30, 2007 was approximately $11.2 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
162,916,744 shares of the registrant’s Common Stock were outstanding on October 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
(1)	Certain information contained in the Annual Report to Shareowners of the registrant for the fiscal year ended September 30, 2007 is incorporated by reference into Part I, Part II and Part IV.
(2)	Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 12, 2008 is incorporated by reference into Part III.
Rockwell Collins, Inc.
Annual Report on Form 10-K

PART I

Item 1. Business	1
Item 1A. Risk Factors	12
Item 1B. Unresolved Staff Comments	15
Item 2. Properties	16
Item 3. Legal Proceedings	16
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 4A. Executive Officers of the Company	17

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Company Purchases of Equity Securities	18
Item 6. Selected Financial Data	19
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	19
Item 8. Financial Statements and Supplementary Data	19
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20
Item 9A. Controls and Procedures	20
Item 9B. Other Information	20

PART III

Item 10. Directors, Executive Officers and Corporate Governance	20
Item 11. Executive Compensation	21
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item 13. Certain Relationships and Related Transactions, and Director Independence	22
Item 14. Principal Accountant Fees and Services	22

PART IV

Item 15. Exhibits and Financial Statement Schedules	22

SIGNATURES	27
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	S-1
SCHEDULE II	S-2
EXHIBIT INDEX	E-1
2001 Long-Term Incentives Plan, as amended
2006 Long-Term Incentives Plan, as amended
2006 Annual Incentive Compensation Plan
Incentive Compensation Plan, as amended
Deferred Compensation Plan, as amended
2005 Deferred Compensation Plan
Non-Qualified Savings Plan, as amended
2005 Non-Qualified Savings Plan
Non-Qualified Pension Plan, as amended
2005 Non-Qualified Pension Plan
Master Trust, as amended
Form of Change of Control Agreement
Schedule Identifying Executives of the Company
Form of Three-Year Performance Share Agreement
Form of Three-Year Performance Share Agreement
Non-Employee Directors' Compensation Summary
Statement Re: Computation of Ratio of Earnings to Fixed Charges
Portions of 2007 Annual Report to Shareowners
List of Subsidiaries of the Company
Consent of Independent Registered Public Accounting Firm
Powers of Attorney
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

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
Whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions of our 2007 Annual Report to Shareowners (the “2007 Annual Report”) or to information in our Proxy Statement for the Annual Meeting of Shareowners to be held on February 12, 2008 (the “2008 Proxy Statement”), such information shall be deemed to be incorporated herein by such reference.
All date references contained herein relate to our fiscal year ending on the Friday closest to September 30 unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end date.
Financial Information About Our Business Segments
Financial information with respect to our business segments, including product line disclosures, revenues, operating income and total assets, is contained under the caption Segment Financial Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report, and in Note 23 of the Notes to Consolidated Financial Statements in the 2007 Annual Report.
Access to the Company’s Reports and Governance Information
We maintain an Internet website at www.rockwellcollins.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on this site as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (SEC). All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at www.sec.gov. We also post corporate governance information (including our corporate governance guidelines and Board committee charters) and other information related to our company on our Internet website and this information is available free of charge on this site. We will provide, without charge, upon written request, copies of our SEC reports and corporate governance information. Our Internet website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.
Description of Business by Segment
We serve our worldwide customer base through our Government Systems and Commercial Systems business segments. These two segments are described in detail below.

Government Systems
Our Government Systems business supplies defense communications and defense electronics systems, products and services, which include subsystems, displays, navigation equipment and simulation systems, to the U.S. Department of Defense, other government agencies, civil agencies, defense contractors and foreign ministries of defense. These systems, products and services support airborne (fixed wing and rotary), ground and shipboard applications.
Our defense communications and defense electronics systems and products include:
•	Communications systems and products designed to help customers transfer information across the communications spectrum, ranging from Very Low and Low Frequency to High, Very High and Ultra High Frequency to satellite communications.

•	Military data link systems and products.

•	Navigation systems and products, including radio navigation systems, global positioning systems (GPS), handheld navigation systems and multi-mode receivers.

•	Subsystems for the flight deck that combine flight operations with navigation and guidance functions and that can include flight controls and displays, information/data processing and communications, navigation and/or safety and surveillance systems.

•	Cockpit display systems, including flat panel, multipurpose, wide fields of view, head up, head down and helmet mounted displays for tactical fighter and attack aircraft.

•	Integrated computer systems for future combat systems.

•	Simulation and training systems, including visual system products, training systems and engineering services.

•	Maintenance, repair, parts and after-sales support services.
Highlights for the Government Systems segment in 2007 included:
•	The U.S. Army Communications-Electronics Life Cycle Management Command (C-E LCMC) selected us to supply Global Positioning System (GPS) receivers for the Ground-Based GPS Receiver Application Module (GB-GRAM) program. GB-GRAM incorporates the Selective Availability Anti-Spoofing Module (SAASM) security device and fulfills a GPS Wing initiative to migrate to an open architecture system for ground-based embedded military applications. Under the GB-GRAM contract, we are providing a low-cost, 12-channel Miniature Precision Lightweight GPS Receiver Engine SAASM (MPETM-S) as a small, lightweight, third-generation GPS receiver. The MPE-S offers geolocation and precise positioning capabilities for military navigation, tactical communications and battlefield computing requirements. Additional features include the ability to reprogram the unit in the field, dual frequencies, direct-Y acquisition and extended jamming protection. The five-year base contract and an additional five-year option represent a total potential contract value of more than $300 million.

•	We were awarded contracts from Thai Aviation Industries, Inc. and Singapore Technologies Aerospace to upgrade C-130 aircraft for the Royal Thai Air Force and Republic of Singapore. Both upgrade programs, which will provide an integrated communication/navigation/surveillance and air traffic management (CNS/ATM) solution, will feature Rockwell Collins Flight2TM avionics. Flight2 avionics augments and enhances aircraft operational capabilities by providing an open systems architecture that interfaces with multiple products, such as weather radar, guidance systems, and flight and situational awareness displays. Flight2 avionics are designed to improve cockpit efficiency, safety and ease of use, while the system provides a plug-and-play capability that allows for growth with evolving requirements. These awards represent the latest in a number of successful CNS/ATM upgrade programs for Rockwell Collins, including the U.S. Air Force C/KC-135 GATM aircraft fleet upgrade and several other international C-130 programs.

•	In December 2006, we delivered our 100,000th Defense Advanced Global Positioning System Receiver (DAGR) for use by U.S. and international warfighters and reached the 225,000 unit sales milestone for our Selective Availability Anti-Spoofing Module (SAASM). Primarily used by the U.S. Army, the DAGR is considered the handheld standard for GPS position, navigation and situational awareness. The receiver provides precise timing to synchronize tactical radios for the digital battlespace and includes a graphical user interface designed to greatly enhance the soldier’s effectiveness and safety. The Rockwell Collins SAASM is a single, tamper-resistant multi-chip security module that can be combined with other components and software into a complete GPS receiver.

•	We were awarded a contract with Eurocopter Deutschland for the development of a German Avionics Management System (GAMS) for the German Army CH-53 G helicopter. The GAMS will be based on Rockwell Collins’ Common Avionics Architecture System (CAAS) and integrated into the new glass cockpit of the CH-53 G helicopter. The first two qualification/verification aircraft are scheduled for delivery in mid-2009. A majority of the development and production of GAMS is being performed by our facility in Heidelberg, Germany.

•	Boeing elevated us to major subcontractor status on the Family of Advanced Beyond Line-of-Sight Terminals (FAB-T), a transformational Department of Defense (DoD) initiative. The announcement was made in conjunction with our receiving an award for an additional $74 million in technology development contract expansions for the first increment of wideband satellite communications (SATCOM) terminals for the program. Boeing cited our outstanding SATCOM execution performance to date on the program. This award adds to our existing $53 million contract for a total current program worth more than $127 million, with opportunities for further expansions in future increments. The FAB-T program will establish a network centric, Software Communications Architecture (SCA) compliant, family of terminals that uses a common open system architecture to link warfighters to different satellites and enable planned incremental capability for robust, secure, global strategic and tactical communications between ground, air and space platforms. FAB-T represents a key building block in the DoD’s vision of an integrated battlespace of the future, where networked information and communications systems provide a competitive edge to decision makers and military personnel.

•	We announced the introduction of our new Software Defined Radio (SDR) Software Communications Architecture Waveform Development System (SCA WDS). Made possible through a strategic relationship with PrismTech, we will bundle our FlexNet Four Radio with PrismTech’s Spectra Software Defined Radio development products. This combination should allow international customers and SDR users to develop their own SCA-compliant waveforms, either new or legacy, on operationally ready FlexNet Four Radio hardware, outside a test or lab environment. This enhanced capability would allow customers to reduce significantly transition time to port newly developed waveforms onto operational hardware as well as to customize their SDRs to host legacy or country-unique waveforms.

•	Our visualization systems were selected by Lockheed Martin for Joint Strike Fighter (JSF) pilot training devices and by the UK Ministry of Defence for the UK Army’s Aviation Command and Tactics Trainer. We will provide image generator configurations to be installed in a Full-Mission Simulator and a Deployable Mission Rehearsal Trainer, as well as EPXTM technology-based database generation tools and a database preview station, for the JSF program. For the UK Aviation and Tactics Trainer, we were awarded the fifth phase of the Mission Command Trainer (MCT)TM upgrade program which calls for the delivery of 62 channels of the EPX-50 Image Generator, visual databases, avionics, semi automated forces, weapons and after action review upgrades. EPX technology is designed to deliver flexibility, responsiveness, and performance for the most demanding military training requirements and is capable of running on hardware with varying capabilities.

•	We acquired Information Technology & Applications Corporation (ITAC), a privately-held engineering and products company that provides intelligence, surveillance, reconnaissance and communications solutions to support the global war on terror and homeland security, in a cash transaction for approximately $37 million. Founded in 1986, ITAC’s focus is the development of cutting-edge capabilities for warfighters that facilitate access to and use of near real-time geospatial intelligence and other mission-critical information.

•	General Dynamics and Rockwell Collins delivered the first Integrated Computer Systems (ICS) for the Future Combat Systems (FCS) program. ICS is the common computing environment for 13 of the 14 platforms in the FCS family of systems, which comprises a network of sensors, unmanned aerial platforms and manned and unmanned ground platforms. The ICS integrates a wide range of traditionally independent computing applications into a single, integrated, secure processing environment and provides FCS-equipped platforms with unprecedented processing, networking, data storage and information assurance capabilities. General Dynamics and Rockwell Collins designed, built, tested and delivered the Current Force ICS on schedule, in just 21 months, in order to support the rapid spin-out of FCS capability into Current Force vehicles. Bradley fighting vehicles, Abrams main battle tanks and Command Variant High-Mobility Multi-purpose Wheeled Vehicles will be equipped with ICS as part of the first spin-out of FCS future force technologies in 2008.

•	The United Kingdom Ministry of Defence awarded an $18 million contract to us to meet a war-related urgent operational requirement and provide a suite of products for the next generation Forward Air Controller and Forward Observation Officer (FAC/FOO) system. The FAC/FOO system, as part of the Improved Targeting Geolocation Accuracy program, is comprised of a suite of new lightweight, fully integrated digital hardware and software. At the heart of the system is a tablet computer that hosts the Rockwell Collins Rosetta Joint Fires software package, providing targeting and communication capabilities. The Rockwell Collins Azimuth Augmentation system, an important part of the FAC/FOO package, provides unparalleled targeting precision by correcting Laser Range Finder inaccuracies and enabling the precise delivery of modern GPS-guided weapons. The majority of work for this program will be done at our facility in Reading, England.
Commercial Systems
Our Commercial Systems business supplies aviation electronics systems, products and services to customers located throughout the world. The customer base is comprised of original equipment manufacturers (OEMs) of commercial air transport, regional and business aircraft, commercial airlines, and fractional and other business aircraft operators. These systems and products include flight deck electronic systems and products, including communications, navigation, surveillance, displays and automatic flight control and flight management systems, as well as in-flight entertainment, cabin electronics, information management, electro mechanical pilot controls and actuation and simulation and training.
Our aviation electronics systems, products and services include:
•	Integrated avionics systems and products, such as the Pro Line 21 system, which provide advanced avionics such as liquid crystal flight displays, flight management, integrated flight control, automatic flight controls, engine indication and crew alerts.

•	Cabin electronics systems and products, including passenger connectivity and entertainment, business support systems, network capabilities, passenger flight information systems and lighting and other environmental controls.

•	Communications systems and products, such as data link, High Frequency (HF), Very High Frequency (VHF) and satellite communications systems.

•	Navigation systems and products, including multi-mode receivers, radio and geophysical navigation sensors, as well as flight management systems.

•	Situational awareness and surveillance systems and products, such as Head-Up Guidance Systems, weather radar and collision avoidance systems.

•	Flight deck systems and products, which include a broad offering of multi-function cockpit liquid crystal display (LCD) units, cathode ray tube (CRT) display units and head-up displays (HUDs).

•	Integrated information systems to provide information management solutions that help improve flight operations, maintenance and cabin services, as well as provide worldwide TV coverage.

•	Electro mechanical pilot controls and actuation systems, including horizontal stabilizer and trim actuation systems, throttle quadrants, cockpit petals and other pilot controls.

•	Simulation and training systems, including visual system products, training systems and engineering services.

•	Maintenance, repair, parts and after-sales support services.
Highlights for the Commercial Systems segment in 2007 included:
•	Cessna Aircraft Company selected Rockwell Collins Pro Line 21 avionics as standard equipment for its new XLS+ aircraft, scheduled to go into service in 2008, and its new CJ4, scheduled to enter service in 2010.

•	Rockwell Collins Pro Line 21 avionics and Airshow 21 Cabin Management System were selected by Raytheon Aircraft Company for its Hawker 750 and Hawker 900 aircraft.

•	Boeing selected us to provide the avionics system for its new 747-8 airplane family. We will provide the entire suite of displays, autopilot, communication, navigation, surveillance, maintenance, emergency and data management systems.

•	Our airline selectable air transport avionics equipment was selected to be included on various new and currently in service Airbus and Boeing aircraft by Air Berlin, Air China, Avianca Airlines, Continental Airlines, Nippon Cargo Airlines, Shandong Airlines, Shanghai Airlines, Sichuan Airlines, Singapore Airlines, Skybus Airlines and TAP Portugal. The avionics equipment selected by several of these airlines included our WXR-2100 MultiScan™ Hazard Detection System and our GLU-925 Multi-mode Receiver.

•	Boeing Business Jets and Rockwell Collins introduced an Enhanced Vision System (EVS) offering for Boeing Business Jet (BBJ) operators. The Rockwell Collins EVS presents an image of the external environment on the Head-up Guidance System (HGS®) and head-down displays to enhance pilot situational awareness of terrain and the airport environment at night or in poor weather condition situations, thereby increasing the safety and operational capability of the aircraft.

•	Cessna selected our VenueTM next-generation digital cabin management system (CMS) for Cessna CJ4 aircraft. The new CMS, which is optimized to meet the size and weight constraints of the light to super-mid jet market, is high definition-capable and integrates a breadth of portable entertainment devices.

•	Gulfstream Aerospace selected us to be its fleet wide Head-Up Guidance System (HGS®) supplier. Beginning in late 2008, the Rockwell Collins HGS-6000, an all new digital display featuring advanced active-matrix LCD technology, will be standard equipment on new Gulfstream G450 and G550 aircraft, and optional equipment on new G150, G200, G350 and G500 aircraft.

•	Hawker Beechcraft selected Rockwell Collins Pro Line 21 avionics, featuring three 8-inch by 10-inch active matrix LCD displays and the Rockwell Collins Integrated Flight Information System, for its King Air C90GT aircraft.

•	We reintroduced our eXchangeTM broadband connectivity offering that now features the ARINC SKYLinkSM network service. Under the terms of an agreement with ARINC that is subject to customary closing conditions, we will supply airborne broadband hardware and after sales support, while ARINC SKYLink will provide the Ku-band satellite service. ARINC will continue to provide SKYLink system sales and support until the transition to our eXchange hardware is completed. We are also in negotiations with ViaSat to acquire certain hardware products related to this offering.

•	GB Airways will be the launch customer for our new single isle in-flight entertainment offering, dPAVES (digital programmable audio visual system), for it’s new A 320 aircraft.

•	We certified the world’s first raster-only liquid crystal on silicon (LCoS) display system to meet the Federal Aviation Administration (FAA) Level D/ICAO 9625 certification standard on a Boeing Alteon B777 full-flight simulator in December 2006. More raster-only display systems combined with the EP-1000CT image generator have been approved by the following regulatory agencies: Civil Aviation Authority (UK), Civil Aviation Safety Authority (Australia), Direction générale de l’Aviation civile (France), and FAA. Based on the successful introduction of this display system, we now have over fifty confirmed orders for LCoS-based visual systems.

•	We introduced Pro Line FusionTM as our next generation of avionics for the business jet market. A new avionics solution that combines the success of Pro Line 21 with key technological advancements, Pro Line Fusion provides an empowering human interface and extensive situational awareness, while offering information enabled capabilities and flexible, adaptable integration.

•	Bombardier selected Rockwell Collins as the avionics systems integrator for its new Global VisionTM flight deck for Global 5000TM and Global Express XRSTM aircraft. This award marks the debut of our avionics in long-range and ultra long-range business jets as well as the debut of Pro Line Fusion™, a new avionics offering featuring the most advanced flight deck technology available. The initial offering will feature high resolution 15-inch diagonal LCD displays working in concert with Head-Up Guidance Systems (HGS™), graphical flight planning, Synthetic-Enhanced Vision and Rockwell Collins’ award-winning MultiScan™ Hazard Detection system.
Customers; Sales and Marketing
We serve a broad range of customers worldwide, including the U.S. Department of Defense, U.S. Coast Guard, civil agencies, defense contractors, foreign ministries of defense, manufacturers of commercial air transport, business and regional aircraft, commercial airlines, and fractional and other business jet operators. We market our systems, products and services directly to Government Systems and Commercial Systems customers through an internal marketing and sales force. In addition, we utilize a worldwide dealer network to distribute our products and international sales representatives to assist with international sales and marketing. In 2007, various branches of the U.S. Government accounted for 36% of our total sales.
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

Competition
We operate in a highly competitive environment. Principal competitive factors include total cost of ownership, product and system performance, quality, service, warranty and indemnification terms, technology, design engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of United States and international companies, including approximately ten principal competitors in each of our Government Systems and Commercial Systems businesses. Many of these competitors are also our suppliers or customers on some of our programs. Some of our principal competitors include Honeywell International, Inc., Thales S.A., Panasonic, Raytheon Co., Harris Corp., BAE Systems Aerospace, Inc., General Dynamics Corporation, L3 Communications, Inc., The Boeing Company and Northrop Grumman Corp. Several of our competitors are significantly larger than us in terms of resources and market share, and can offer a broader range of products. Some of our competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In addition, some of our competitors offer avionics and communications solutions with fewer features and lower prices that may compete with our solutions. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products. Furthermore, competitors who have greater financial resources may be better able to provide a broader range of financing alternatives to their customers in connection with sales of their products.
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
Our investment in inventory is a significant part of our working capital and historically we have maintained sufficient inventory to meet our customers’ requirements on a timely basis. This investment includes production stock, finished goods, spare parts and goods on consignment with airlines. Our accounts receivable also constitute a significant part of our working capital. Accounts receivable includes unbilled receivables related to sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms. The critical accounting policies involving inventory valuation reserves and long-term contracts are discussed under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report.

Backlog
The following table summarizes our backlog (in billions):

	September 30
	2007	2006
Commercial Systems	$1.1	$0.9
Government Systems:
Funded Orders	2.5	2.5
Unfunded Orders	0.3	0.3

Total Backlog	$3.9	$3.7

Our backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. Although we believe that the orders included in backlog are firm, most of our backlog involves orders that can be modified or terminated by the customer. Our backlog includes approximately $1.8 billion of orders not expected to be filled by us in 2008.
Joint Ventures
Joint ventures, strategic investments and other cooperative arrangements are part of our business strategies to broaden the market for our products and develop new technologies. We currently have interests in several non-majority owned joint ventures.
We have a 50% ownership interest in each of the following:
•	Data Link Solutions LLC (DLS), a joint venture with BAE Systems, plc, for joint pursuit of the worldwide military data link market;

•	Vision Systems International, LLC (VSI), a joint venture with Elbit Systems, Ltd., for joint pursuit of helmet mounted cueing systems for the worldwide military fixed wing marketplace;

•	Integrated Guidance Systems LLC (IGS), a joint venture with Honeywell International, Inc., for joint pursuit of the development of weapons guidance and navigation solutions; and

•	Quest Flight Training Limited, a joint venture with Quadrant Group plc, which provides aircrew training services primarily for the United Kingdom Ministry of Defence.
Highlights for our Joint Ventures in 2007 included:
•	DLS and an industry team successfully demonstrated Multifunctional Information Distribution System – Joint Tactical Radio System (MIDS JTRS) capabilities. The demonstration involved a MIDS-JTRS form-fit terminal interfacing with a legacy MIDS Low Volume Terminal (LVT) radio and a Tactical Air Navigation (TACAN) beacon simulator. MIDS JTRS provides an incremental path for migration to an Software Communications Architecture (SCA) compliant architecture and adds three JTRS channels within the MIDS-LVT form factor, while maintaining plug-and-play backward compatibility with the MIDS-LVT for Link 16 and TACAN capabilities. The three additional channels will provide the capability to run other advanced networking waveforms such as Tactical Targeting Network Technology (TTNT), Wideband Networking Waveform, Soldier Radio Waveform, and Mobile User Objective System. DLS is currently developing design specifications and initial hardware for TTNT, and is expecting a contract award in the near future to complete the design, integration, and qualification of this early networking waveform onto MIDS JTRS hardware. The initial host platforms for the new radio are the U.S. Navy F/A-18 and U.S. Air Force Battlefield Airborne Communications Node (BACN).

•	A Helmet Mounted Display System (HMDS) made by VSI flew for the first time on an F-35 Joint Strike Fighter aircraft. The HMDS provides critical flight information to the pilot throughout the entire mission. In addition to standard HMD capabilities, such as extreme off-axis targeting and cueing offered on VSI’s other HMDs, Joint Helmet Mounted Cueing System (JHMCS) and Display & Sight Helmet (DASH), this system fully utilizes the advanced avionics architecture of the F-35. The Joint Strike Fighter’s HMDS is the industry’s lightest binocular HMD with fully integrated night vision capability. The HMDS provides the pilot video with imagery in day or night conditions combined with precision symbology to give the pilot unprecedented situational awareness and tactical capability. Integration of the Joint Strike Fighter HMDS’ precision head tracking to the JSF’s distributed night vision capability creates a sphere of night vision surrounding the airplane resulting in the innovative ability for the pilot to see through the airplane. Also, by virtue of precise head tracking capability and low latency graphics processing, it provides the pilot with a virtual heads-up display (HUD). As a result, the F-35 is the first tactical fighter jet in 50 years to fly without a HUD.

•	IGS introduced the IGS-200, a deeply integrated guidance and navigation system. This product is G-hardened for artillery, guidance or other applications, and is the first in a family of integrated products being developed. This deeply integrated guidance system is housed in a lightweight, rugged, low-power package that meets the demands of the military’s gun-hardened projectile and missile applications. Prototypes have demonstrated survivability, having been successfully gun-launched and tested to operate in high-G environments on multiple weapon systems.
Acquisitions and Dispositions
We continually consider various business opportunities, including strategic acquisitions and alliances, licenses and marketing arrangements, and we review the prospects of our existing businesses to determine whether any of them should be modified, sold or otherwise discontinued.
We completed five acquisitions in the past three years to augment our internal growth plans. These acquisitions were:
•	satellite intelligence products and software applications: the August 2007 acquisition of Information Technology & Applications Corporation;

•	software applications: the September 2006 acquisition of Anzus, Inc.;

•	digital communications and networking technology: the September 2006 acquisition of IP Unwired Inc.;

•	visual systems for military and commercial simulation: the May 2006 acquisition of certain assets of Evans & Sutherland Computer Corporation; and

•	military aviation electronics: the April 2005 acquisition of TELDIX GmbH.
In September 2006, we completed the disposition of our 50% interest in Rockwell Scientific Company LLC to Teledyne Brown Engineering, Inc.
Additional information relating to our acquisitions and disposition is contained in Note 3 and Note 8, respectively, of the Notes to Consolidated Financial Statements in the 2007 Annual Report.
Research and Development
We have significant research, development, engineering and product design capabilities. At September 30, we employed approximately 5,200 engineers.

Amounts attributed to our research and development activities are as follows (in millions):

	2007	2006	2005
Customer-funded [1]	$480	$443	$348
Company-funded	347	279	243

Total	$827	$722	$591

[1]	Customer-funded research and development includes activities relating to the development of new products and the improvement of existing products for which we are reimbursed by our customers.
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
Rockwell Automation, Inc. (Rockwell) continues to own the “Rockwell” name. In connection with our spin-off from Rockwell in 2001, we were granted the exclusive right to continue to use the Rockwell Collins name for use in our business other than in connection with the Rockwell Automation business or industrial automation products. This exclusive right would terminate following certain change of control events applicable to us as described in our distribution agreement with Rockwell.
Employees
As of September 30, 2007, we had approximately 19,500 employees. Approximately 2,350 of our employees in the United States are covered by collective bargaining agreements. Collective bargaining agreements expire in May 2008 with each of (1) International Brotherhood of Electrical Workers, Local Union No. 1362, (2) International Brotherhood of Electrical Workers, Local Union No. 1634, and (3) International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, Local Union No. 787, which as of September 30, 2007, covered in the aggregate 2,120 employees located throughout the United States. Failure to reach new agreements with these bargaining units could result in work stoppages which could adversely affect our business, financial condition, operating results and cash flows.
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
Regulatory Matters
As a defense contractor, our contract costs are audited and reviewed on a continual basis by the Defense Contract Audit Agency. Audits and investigations are conducted from time to time to determine if our performance and administering of our U.S. Government contracts are compliant with applicable contractual requirements and procurement regulations and other applicable Federal statutes and regulations. Under present U.S. Government procurement regulations, if indicted or adjudged in violation of procurement or other Federal civil laws, a contractor, such as us, could be subject to fines, penalties, repayments or other damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years.
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
Environmental Matters
Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had and will continue to have an impact on our manufacturing operations. To date, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. We believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business or financial condition, but could possibly be material to the results of operations or cash flows of any one period. Additional information on environmental matters is contained in Note 20 of the Notes to Consolidated Financial Statements in the 2007 Annual Report.
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
Selected financial information by major geographic area for each of the three years in the period ended September 30, 2007 is contained in Note 23 of the Notes to Consolidated Financial Statements in the 2007 Annual Report.

Item 1A. Risk Factors.
Our business, financial condition, operating results and cash flows can be impacted by a number of factors, many of which are beyond our control, including but not limited to those set forth below and elsewhere in this Annual Report on Form 10-K, any one or more of which could cause our results to vary materially from recent results or from our anticipated future results.
International conflicts and terrorism may adversely affect our business.
International conflicts such as the war in Iraq, political turmoil in the Middle and Far East and the possibility of future terrorist attacks cause significant uncertainty with respect to U.S. and other business and financial markets and may adversely affect our business. These international conflicts also affect the price of oil, which has a significant impact on the financial health of our air transport and regional customers. Although our Government Systems business may experience greater demand for its products as a result of increased government defense spending, factors arising (directly or indirectly) from international conflicts or terrorism which may adversely affect our business include reduced aircraft build rates, upgrades, maintenance and spending on discretionary products such as in-flight entertainment, as well as increases in the cost of property and aviation products insurance and increased restrictions placed on our insurance policies. The war in Iraq creates the risk that our Government Systems’ customers may need to reprogram funding from our existing business to pay for war-related activities. Furthermore, we currently hold only nominal insurance related to the effects of terrorist acts on our assets and our aircraft products.
We depend to a significant degree on U.S. government contracts, which are subject to unique risks.
In 2007, 36% of our sales were derived from United States government contracts. In addition to normal business risks, our supply of systems and products to the United States government is subject to unique risks which are largely beyond our control. These risks include:
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

Our business is heavily concentrated in the aviation industry.
          As a provider of products and services to the aviation industry, we are significantly affected by the overall economic condition of that industry. The aviation industry is historically cyclical.
          Our business, financial condition and results of operations may be adversely impacted, among other things, by the following:
•	reductions in demand for aircraft and delayed aircraft delivery schedules;

•	deterioration in the financial condition of some of our existing and potential customers, as well as airlines currently in bankruptcy;

•	reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support;

•	retirement of older generation aircraft, resulting in fewer retrofits and less demand for services for those aircraft; and

•	continued historically high fuel costs.
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
In 2007, revenues from products and services exported from the U.S. or manufactured and serviced abroad were 32% of our total sales. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:
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
During 2007, approximately 89% of our total sales were from, and a significant portion of our anticipated future sales will be from, firm, fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial estimates are incorrect, we can incur losses on these contracts. These fixed-price contracts can expose us to potentially large losses because the customer may compel us to complete a project or, in the event of a termination for default, pay the entire incremental cost of its replacement by another provider regardless of the size of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns could have an adverse impact on our financial condition, operating results and cash flows.
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
Our effective tax rate has been lower than the statutory tax rate primarily as a result of the tax benefits derived from the Research and Development Tax Credit (“R&D Tax Credit”), which provides a tax benefit on certain incremental R&D expenditures, the Extraterritorial Income Exclusion (“ETI”), which provided through December 31, 2006, a tax benefit on export sales, and the Domestic Manufacturing Deduction under Section 199 (“Domestic Manufacturing Deduction”), which provides a tax benefit on U.S. based manufacturing.
The American Jobs Creation Act of 2004 (the “Act”) repealed and replaced the ETI with a new deduction for income generated from qualified production activities by U.S. manufacturers. The ETI export tax benefit completely phased out December 31, 2006 and the Domestic Manufacturing Deduction benefit is being phased in through fiscal 2010. As a result, the Act is expected to have an adverse impact on our effective tax rate for years 2008 through 2010.
The R&D Tax Credit is set to expire effective December 31, 2007. Assuming the R&D Tax Credit or a tax benefit equivalent to the R&D Tax Credit is not extended beyond December 31, 2007, a loss of the R&D Tax Credit would have an adverse impact on our effective tax rate beginning in 2008.
Cautionary Statement
This Annual Report on Form 10-K, and documents that are incorporated by reference in this Annual Report on Form 10-K, contain statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the potential impacts of geopolitical events; the financial condition of our customers (including major U.S. airlines); the health of the global economy; the continued recovery of the commercial aerospace industry and the continued support for military transformation and modernization programs; delays related to the award of domestic and international contracts; the potential adverse impact of oil prices on the commercial aerospace industry; the cost of the global war on terrorism on U.S. government military procurement expenditures and program budgets; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; recruitment and retention of qualified personnel; customer bankruptcies; risk of a labor strike in fiscal year 2008 as collective bargaining agreements expire in May 2008; performance of our suppliers and subcontractors; risks inherent in fixed price contracts, particularly the risk of cost overruns; risk of significant disruption to air travel; our ability to execute to our internal performance plans such as our productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates, including the risk that Congress will not enact research and development tax credit legislation applicable to all of fiscal year 2008; our ability to develop contract compliant systems and products and satisfy our contractual commitments; risk of fines and penalties related to noncompliance with export control regulations; risk of asset impairments; government claims related to our pension plan freeze; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.
Item 1B. Unresolved Staff Comments.
None

Item 2. Properties.
As of September 30, 2007, we operated 16 manufacturing facilities throughout the United States and one manufacturing facility each in Mexico, France, Germany and the United Kingdom. The Company also had engineering facilities, sales offices, warehouses and service locations in approximately 20 countries around the world. These facilities have aggregate floor space of approximately 6.3 million square feet, substantially all of which is in use. Of this floor space, approximately 63% is owned and approximately 37% is leased. There are no major encumbrances on any of our plants or equipment, other than financing arrangements which in the aggregate are not significant. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2007 is as follows:

	Owned	Leased
	Facilities	Facilities	Total
Location	(in thousands of square feet)
United States	3,640	1,937	5,577
Europe	329	196	525
Canada and Mexico	—	76	76
Asia Pacific	—	121	121
South America	—	7	7

Total	3,969	2,337	6,306

	Owned	Leased
	Facilities	Facilities	Total
Type of Facility	(in thousands of square feet)
Manufacturing	1,937	721	2,658
Sales, engineering, service and general office space	2,032	1,616	3,648

Total	3,969	2,337	6,306

We have facilities with a total of at least 100,000 square feet in the following cities: Cedar Rapids, Iowa (2,750,000 square feet), Richardson, Texas (360,000 square feet), Melbourne, Florida (337,000 square feet), Heidelberg, Germany (240,000 square feet), San Jose, California (225,000 square feet), Irvine, California (220,000 square feet), Tustin, California (216,000 square feet), Coralville, Iowa (180,000 square feet), Salt Lake City, Utah (132,000 square feet), Sterling, Virginia (130,000 square feet), Toulouse, France (130,000 square feet) and Mexicali, Mexico (105,000 square feet). Most of our facilities are generally shared for the benefit of our Government Systems and Commercial Systems businesses. One owned facility with 77,000 total square feet of space is currently vacant.
Certain of our facilities, including those located in California and Mexicali, Mexico, are located near major earthquake fault lines. We maintain earthquake insurance with a deductible of five percent of the insured values with respect to these facilities. We also maintain property insurance for wind damage, including hurricanes and tornados, for our facilities. This insurance covers physical damage to property and any resulting business interruption. All losses are subject to a $5 million deductible with certain exceptions that could affect the deductible.
Item 3. Legal Proceedings.
Various lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, intellectual property, environmental, safety and health, exporting or importing, contract, employment and regulatory matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, management believes the disposition of matters that are pending or asserted will not have a material adverse effect on our business or financial condition, but could possibly be material to the results of operations or cash flows of any one quarter.

Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of 2007.
Item 4A. Executive Officers of the Company.
The name, age, office and position held with us, and principal occupations and employment during the past five years of each of our executive officers as of November 13, 2007 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age
Clayton M. Jones — Chairman of the Board of Rockwell Collins since June 2002; President and Chief Executive Officer of Rockwell Collins since June 2001	58

Barry M. Abzug — Senior Vice President, Corporate Development of Rockwell Collins since October 2001	55

Patrick E. Allen — Senior Vice President and Chief Financial Officer of Rockwell Collins since January 2005; Vice President and Controller of Rockwell Collins’ Commercial Systems business from January 2004 to December 2004; Vice President, Finance and Treasurer of Rockwell Collins prior thereto	43

John-Paul E. Besong — Senior Vice-President, e-Business of Rockwell Collins since April 2007; Senior Vice President of e-Business & Lean Electronics of Rockwell Collins from February 2003 to April 2007; Vice President of e-Business & Lean Electronics of Rockwell Collins prior thereto	54

Gary R. Chadick — Senior Vice President, General Counsel and Secretary of Rockwell Collins since July 2001	46

Gregory S. Churchill — Executive Vice President and Chief Operating Officer, Government Systems of Rockwell Collins since May 2002	50

Ronald W. Kirchenbauer — Senior Vice President, Human Resources, of Rockwell Collins since April 2003; Senior Vice President, Employee and Workplace Services, of Cadence Design Systems, Inc. (electronic design technologies and services) prior thereto	60

Nan Mattai — Senior Vice President, Engineering and Technology of Rockwell Collins since November 2004; Vice President, Government Systems Engineering of Rockwell Collins prior thereto	55

Jeffrey A. Moore — Senior Vice President of Operations of Rockwell Collins since April 2006; Acting Senior Vice President of Operations of Rockwell Collins from October 2005 to April 2006; Vice President of Manufacturing Operations of Rockwell Collins prior thereto	54

Robert K. Ortberg — Executive Vice President and Chief Operating Officer, Commercial Systems of Rockwell Collins since October 2006; Vice President and General Manager, Air Transport Systems of Rockwell Collins prior thereto	47

Marsha A. Schulte — Vice President, Finance & Controller of Rockwell Collins since May 2006; Vice President & Controller, Operations of Rockwell Collins from January 2004 to May 2006; Vice President, Strategic & Financial Planning of Rockwell Collins prior thereto	50

Name, Office and Position, and Principal Occupations and Employment	Age
Kent L. Statler — Executive Vice President, Rockwell Collins Services since October 2006; Senior Vice President and General Manager of Rockwell Collins Services from October 2005 to October 2006; Senior Vice President of Operations of Rockwell Collins from January 2003 to October 2005; Vice President of Manufacturing Operations of Rockwell Collins prior thereto	42

Douglas E. Stenske —Treasurer of Rockwell Collins since February 2004; Senior Director, Risk and Asset Management of Rockwell Collins prior thereto	41
There are no family relationships, as defined, between any of the above executive officers and any other executive officer or any director. No officer was selected pursuant to any arrangement or understanding between the officer and any person other than us. All executive officers are elected annually.
PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Company Purchases of Equity Securities.
Market Information
Our common stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol “COL”. On October 31, 2007, there were 30,769 shareowners of record of our common stock.
The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange—Composite Transactions reporting system during each quarter of our years ended September 30, 2007 and 2006:

	2007		2006
Fiscal Quarters	High	Low	High	Low
First	$64.31	$54.38	$48.80	$43.25
Second	69.91	62.45	56.63	43.49
Third	72.28	64.79	60.41	49.13
Fourth	74.69	61.25	56.61	51.34
Dividends
The following table sets forth the cash dividends per share paid by us during each quarter of our years ended September 30, 2007 and 2006:

Fiscal Quarters	2007	2006
First	$0.16	$0.12
Second	0.16	0.12
Third	0.16	0.16
Fourth	0.16	0.16
Based on our current dividend policy, we will pay quarterly cash dividends which, on an annual basis, will equal $0.64 per share. The declaration and payment of dividends by us, however, will be at the sole discretion of our Board of Directors.

Repurchases
Our Board of Directors has authorized certain repurchases of our common stock. During 2007, we repurchased approximately 4.6 million shares of our common stock at a total cost of $314 million, which resulted in a weighted average cost of $68.31 per share. During 2006, we repurchased approximately 9.3 million shares at a total cost of $492 million, which resulted in a weighted average cost of $52.82 per share. In December 2006, we paid $19 million for the settlement of 4.7 million shares repurchased in September 2006 through an accelerated share repurchase. The payment reduced the dollar value of remaining shares available to be purchased by $19 million.
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended September 30, 2007:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs(1)
July 1, 2007 through July 31, 2007	474,800	$72.63	474,800	$312 million
August 1, 2007 through August 31, 2007	695,000	$67.52	695,000	$265 million
September 1, 2007 through September 30, 2007	360,000	$68.69	360,000	$240 million
Total(2)	1,529,800	$69.38	1,529,800	$240 million

(1)	On February 13, 2007, we announced that our Board authorized the repurchase of an additional $500 million of our common stock. This authorization has no stated expiration.

(2)	In September 2007, we entered into an accelerated share repurchase agreement with an investment bank under which we purchased on October 1, 2007 a total of three million shares of our outstanding common stock for an initial price of $224 million. The initial price will be subject to a purchase price adjustment based on the volume-weighted average price of the Company’s shares, less a discount, over a subsequent period of time that ends not later than December 14, 2007. These share repurchases are excluded from this table since they were purchased after the end of the quarter. After taking these repurchases into account, the remaining balance available for future repurchases is $16 million as of October 1, 2007.
Item 6. Selected Financial Data.
See the information in the table captioned Selected Financial Data in the 2007 Annual Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
See the discussion and analysis under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
See the discussion and analysis under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report.
Item 8. Financial Statements and Supplementary Data.
See Management’s Report on Internal Control Over Financial Reporting, Reports of Independent Registered Public Accounting Firm, Consolidated Statement of Financial Position, Consolidated Statement of Operations,

Consolidated Statement of Cash Flows, Consolidated Statement of Shareowners’ Equity and Comprehensive Income, and Notes to Consolidated Financial Statements in the 2007 Annual Report.
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
Evaluation of Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting as of September 30, 2007 is included within Item 8 of this Annual Report Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on management’s assessment and the effectiveness of internal control over financial reporting is included within Item 8 of this Annual Report Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the 2008 Proxy Statement. See also the information with respect to executive officers of the Company under Item 4A of Part I.
No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than us pursuant to which such person is or was to be selected as a director or nominee.

The members of the Audit Committee of our board of directors are: Joseph F. Toot, Jr., Chris A. Davis and Andrew J. Policano. The board of directors has determined that all these members are “independent” as defined under applicable SEC and New York Stock Exchange rules and that Mr. Toot and Ms. Davis are “audit committee financial experts”. The Board’s affirmative determination with respect to Mr. Toot was based upon his extensive experience as a chief executive officer of a public company in actively supervising chief financial officers and his extensive audit committee experience. The Board’s affirmative determination with respect to Ms. Davis was based upon her education and more than twenty years in chief financial officer positions of public companies and her extensive audit committee experience.
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
Item 11. Executive Compensation.
See the information under the captions Compensation of Directors, Executive Compensation, Compensation Discussion and Analysis and Compensation Committee Report in the 2008 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
See the information under the captions Voting Securities and Equity Ownership of Certain Beneficial Owners and Management in the 2008 Proxy Statement.
Equity Compensation Plan Information
The following table gives information as of September 30, 2007, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

(c) Number of
securities remaining
	(a) Number of		available for future
	securities to be issued	(b) Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	6,489,510 (2)	$30.99	14,839,635	(3)(4)
Equity compensation plans not approved by security holders	None	None	None

Total	6,489,510	$30.99	14,839,635

(1)	Consists of the following equity compensation plans: 2001 Stock Option Plan, 2001 Long-Term Incentives Plan, Directors Stock Plan and 2006 Long-Term Incentives Plan.

(2)	Includes 321,240 performance shares, which is the maximum number of shares that can be issued in the future if maximum performance is achieved under existing performance agreements. Also includes 38,330 restricted stock units (RSUs). Such performance shares and RSUs are not included in the weighted average price calculation.

(3)	Also includes 4,459,658 shares available under our Employee Stock Purchase Plan (ESPP), which allows employees to have withheld up to 15 percent of their base compensation toward the purchase of our common stock. Shares are purchased each month by participants at 95 percent of the fair market value on the last day of the month pursuant to the ESPP.

(4)	Of the 9,929,905 shares available for future grant under the 2006 Long-Term Incentives Plan, each share issued pursuant to an award of restricted stock, restricted stock units, performance shares and performance units counts as 3 shares against this limit.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
See the information under the caption Corporate Governance; Board of Directors and Committees and Certain Transactions and Other Relationships in the 2008 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
See the information under the caption Proposal to Approve the Selection of Auditors in the 2008 Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	Financial Statements, Financial Statement Schedules and Exhibits.
(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries and are incorporated by reference in Item 8 of this Form 10-K from the 2007 Annual Report).

Consolidated Statement of Financial Position, as of September 30, 2007 and 2006.

Consolidated Statement of Operations, years ended September 30, 2007, 2006 and 2005.

Consolidated Statement of Cash Flows, years ended September 30, 2007, 2006 and 2005.

Consolidated Statement of Shareowners’ Equity and Comprehensive Income, years ended September 30, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedule for the years ended September 30, 2007, 2006 and 2005.

Page
Report of Independent Registered Public Accounting Firm	S-1

Schedule II — Valuation and Qualifying Accounts	S-2
Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

(3)	Exhibits

3-a-1	Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3-a-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

3-a-2	Certificate of Merger effecting name change of the Company from “New Rockwell Collins, Inc.” to “Rockwell Collins, Inc.”, filed as Exhibit 3-a-2 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

3-b-1	Amended By-Laws of the Company, filed as Exhibit 3-b-1 to the Company’s Form 10-Q for quarter ended June 30, 2004, is incorporated herein by reference.

4-a-1	Rights Agreement dated as of June 28, 2001 by and between the Company and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

4-a-2	Indenture dated as of November 1, 2001 between the Company and Citibank, N.A., as Trustee, filed as Exhibit 4.b to the Company’s Registration Statement on Form S-3 (No. 333-72914), is incorporated herein by reference.

4-a-3	Form of certificate for the Company’s 4 3/4% Notes due 2013, filed as Exhibit 4-a to the Company’s current report on Form 8-K dated November 21, 2003, is incorporated herein by reference.

*10-a-1	The Company’s 2001 Long-Term Incentives Plan, as amended by the Company’s Board of Directors on September 8, 2005, filed as Exhibit 10-a-1 to the Company’s Form 10-K for year ended September 30, 2005, is incorporated herein by reference.

*10-a-2	Forms of Stock Option Agreements under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-a-2 to the Company’s Form 10-K for year ended September 30, 2001, are incorporated herein by reference.

*10-a-3	Form of Stock Option Agreement under the Company’s 2001 Long-Term Incentives Plan for stock option grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-3 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-a-4	Form of Restricted Stock Agreement under the Company’s 2001 Long-Term Incentives Plan for restricted stock grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-4 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-a-5	The Company’s 2006 Long-Term Incentives Plan, attached as Appendix B to the Company’s 2006 Proxy Statement dated December 12, 2005, is incorporated herein by reference.

*10-a-6	The Company’s 2006 Annual Incentive Compensation Plan for Senior Executives, attached as Appendix C to the Company’s 2006 Proxy Statement dated December 12, 2005, is incorporated herein by reference.

*10-a-7	Form of Restricted Stock Unit Award under the Company’s 2006 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2006, is incorporated herein by reference.

*10-a-8	Forms of Stock Option Agreements under the Company’s 2006 Long-Term Incentives Plan filed as Exhibit 10-a-8 to the Company’s Form 10-K for year ended September 30, 2006, is incorporated herein by reference.

*10-a-9	2001 Long-Term Incentives Plan, as amended.

*10-a-10	2006 Long-Term Incentives Plan, as amended.

*10-a-11	2006 Annual Incentive Compensation Plan for Senior Executives, as amended.

*10-b-1	The Company’s Directors Stock Plan, adopted by the Company’s Board of Directors on June 1, 2001 and approved by the Company’s shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 001-16445) (the “Form 10”), is incorporated herein by reference.

*10-b-2	Form of Stock Option Agreement under the Company’s Directors Stock Plan, filed as Exhibit 10-b-2 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-b-3	Form of Restricted Stock Agreement under the Company’s Directors Stock Plan, filed as Exhibit 10-b-3 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-c-1	The Company’s Annual Incentive Compensation Plan for Senior Executive Officers, adopted by the Company’s Board of Directors on June 1, 2001 and approved by the Company’s shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.4 to the Form 10, is incorporated herein by reference.

*10-d-1	The Company’s Incentive Compensation Plan, adopted by the Company’s Board of Directors on June 11, 2003, filed as Exhibit 10-d-1 to the Company’s Form 10-Q for quarter ended June 30, 2003, is incorporated herein by reference.

*10-d-2	The Company’s Incentive Compensation Plan, as amended.

*10-e-1	The Company’s 2001 Stock Option Plan, adopted by the Company’s Board of Directors on June 1, 2001, filed as Exhibit 10.3 to the Form 10, is incorporated herein by reference.

*10-f-1	The Company’s Deferred Compensation Plan, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-f-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-f-2	The Company’s Deferred Compensation Plan, as amended.

*10-f-3	The Company’s 2005 Deferred Compensation Plan.

*10-g-1	The Company’s Non-Qualified Savings Plan, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-g-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-g-2	The Company’s Non-Qualified Savings Plan, as amended.

*10-g-3	The Company’s 2005 Non-Qualified Savings Plan.

*10-h-1	The Company’s Non-Qualified Pension Plan, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-h-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-h-2	The Company’s Memorandum of Proposed Amendments to the Non-Qualified Pension Plan, adopted by the Company’s Board of Directors on November 6, 2003, filed as Exhibit 10-h-2 to the Company’s Form 10-Q for quarter ended December 31, 2003, is incorporated herein by reference.

*10-h-3	The Company’s Non-Qualified Pension Plan, as amended.

*10-h-4	The Company’s 2005 Non-Qualified Pension Plan.

*10-i-1	The Company’s Master Trust — Deferred Compensation and Non-Qualified Savings and Non-Qualified Pension Plans, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-i-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-i-2	The Company’s Master Trust, as amended.

10-k-1	Distribution Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

10-l-1	Employee Matters Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

10-m-1	Tax Allocation Agreement dated as of June 29, 2001 by and between Rockwell International Corporation and the Company, filed as Exhibit 2.3 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

*10-n-1	Form of Change of Control Agreement between the Company and certain executives of the Company (Three-Year Agreement) as amended.

*10-n-2	Schedule identifying executives of the Company who are party to a Change of Control Agreement (Three-Year Agreement).

10-o-1	Five-Year Credit Agreement dated as of May 24, 2005 among the Company, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent, filed as Exhibit 99 to the Company’s Form 8-K dated May 24, 2005, is incorporated herein by reference.

10-o-2	Amendment No. 1 dated as of March 7, 2007 to the Five-Year Credit Agreement dated as of May 24, 2005 among us, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent, filed as Exhibit 99 to the Company’s Form 8-K dated March 7, 2007, is incorporated herein by reference.

*10-p-1	Form of Three-Year Performance Unit Agreement for Persons With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-p-1 to the Company’s Form 10-K for year ended September 30, 2004, is incorporated herein by reference.

*10-p-2	Form of Three-Year Performance Unit Agreement for Persons Not With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-p-2 to the Company’s Form 10-K for year ended September 30, 2004, is incorporated herein by reference.

*10-q-1	Form of Three-Year Performance Awards Agreement for Persons With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-q-1 to the Company’s Form 10-K for year ended September 30, 2005, is incorporated herein by reference.

*10-q-2	Form of Three-Year Performance Awards Agreement for Persons Not With a Change of Control Agreement under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-q-2 to the Company’s Form 10-K for year ended September 30, 2005, is incorporated herein by reference.

*10-q-3	Form of Three-Year Performance Awards Agreement for Persons With a Change of Control Agreement under the Company’s 2006 Long-Term Incentives Plan, filed as Exhibit 10-q-3 to the Company’s Form 10-K for year ended September 30, 2006, is incorporated herein by reference.

*10-q-4	Form of Three-Year Performance Awards Agreement for Persons Not With a Change of Control Agreement under the Company’s 2006 Long-Term Incentives Plan , filed as Exhibit 10-q-4 to the Company’s Form 10-K for year ended September 30, 2006, is incorporated herein by reference.

*10-q-5	Form of Three-Year Performance Share Agreement for Persons With a Change of Control Agreement under the Company’s 2006 Long-Term Incentives Plan.

*10-q-6	Form of Three-Year Performance Share Agreement for Persons Not With a Change of Control Agreement under the Company’s 2006 Long-Term Incentives Plan.

*10-s-1	Non-Employee Directors’ Compensation Summary.

10-t-1	Purchase Agreement dated August 16, 2005, between Company and UBS AG, London Branch acting through UBS Securities LLC (TRANCHE 1), filed as Exhibit 10.1 to the Company’s Form 8-K dated August 16, 2005, is incorporated herein by reference.

10-t-2	Purchase Agreement dated August 16, 2005, between Company and UBS AG, London Branch acting through UBS Securities LLC (TRANCHE 2), filed as Exhibit 10.2 to the Company’s Form 8-K dated August 16, 2005, is incorporated herein by reference.

10-t-3	Purchase Agreement dated September 26, 2006, between the Company and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Form 8-K dated September 26, 2006, is incorporated herein by reference.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	Portions of the 2007 Annual Report to Shareowners of the Company incorporated herein by reference.

21	List of subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rockwell Collins, Inc.
By	/s/ Gary R. Chadick
Gary R. Chadick
Senior Vice President, General Counsel and Secretary
Dated: November 15, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of November, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Clayton M. Jones	Chairman of the Board, President and Chief Executive

Clayton M. Jones	Officer (principal executive officer)

Donald R. Beall*	Director

Anthony J. Carbone*	Director

Michael P.C. Carns*	Director

Chris A. Davis*	Director

Mark Donegan*	Director

Andrew J. Policano*	Director

Cheryl L. Shavers*	Director

Joseph F. Toot, Jr.*	Director

/s/Patrick E. Allen	Senior Vice President and Chief Financial Officer

Patrick E. Allen	(principal financial officer)

/s/ Marsha A. Schulte	Vice President, Finance and Controller

Marsha A. Schulte	(principal accounting officer)

*By	/s/ Gary R. Chadick
Gary R. Chadick, Attorney-in-fact**

**	By authority of the powers of attorney filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Rockwell Collins, Inc.
We have audited the consolidated financial statements of Rockwell Collins, Inc. and subsidiaries (the “Company”) as of September 28, 2007 and September 29, 2006, and for each of the three years in the period ended September 28, 2007, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 28, 2007, and the effectiveness of the Company’s internal control over financial reporting as of September 28, 2007, and have issued our reports thereon dated October 31, 2007 (which report on the consolidated financial statements expressed an unqualified opinion and included an explanatory paragraph regarding the Company’s change as of the beginning of fiscal 2006 in its method of accounting for employee stock-based compensation, as of the beginning of fiscal 2007 in its measurement date for its defined benefit plans, and as of September 28, 2007 in its method of accounting for the funded status of its defined benefit plans); such consolidated financial statements and reports are included in your 2007 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
October 31, 2007
S-1

SCHEDULE II
ROCKWELL COLLINS, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2007, 2006 and 2005
(in millions)

	Balance at	Charged to				Balance at
	Beginning	Costs and				End of
Description	of Year	Expenses	Other		Deductions (a)	Year
Year ended September 30, 2007:
Allowance for doubtful accounts	$12	$—	$—		$(3)	$9
Allowance for excess and obsolete inventories	110	21	1	(b)	(33)	99

Year ended September 30, 2006:
Allowance for doubtful accounts	11	1	—		—	12
Allowance for excess and obsolete inventories	103	13	12	(c)	(18)	110

Year ended September 30, 2005:
Allowance for doubtful accounts	16	1	—		(6)	11
Allowance for excess and obsolete inventories	102	21	9	(d)	(29)	103

(a)	Amounts written off.

(b)	Amount represents foreign currency fluctuations for non-U.S. dollar denominated balances.

(c)	Amount relates to acquisition of the E&S Simulation Business.

(d)	Amount relates to the TELDIX GmbH acquisition.
S-2

EXHIBIT INDEX

Exhibit
Number	Description

*10-a-9	2001 Long-Term Incentives Plan, as amended.

*10-a-10	2006 Long-Term Incentives Plan, as amended.

*10-a-11	2006 Annual Incentive Compensation Plan for Senior Executives, as amended.

*10-d-2	The Company’s Incentive Compensation Plan, as amended.

*10-f-2	The Company’s Deferred Compensation Plan, as amended.

*10-f-3	The Company’s 2005 Deferred Compensation Plan.

*10-g-2	The Company’s Non-Qualified Savings Plan, as amended.

*10-g-3	The Company’s 2005 Non-Qualified Savings Plan.

*10-h-3	The Company’s Non-Qualified Pension Plan, as amended.

*10-h-4	The Company’s 2005 Non-Qualified Pension Plan.

*10-i-2	The Company’s Master Trust, as amended.

*10-n-1	Form of Change of Control Agreement between the Company and certain executives of the Company (Three-Year Agreement), as amended.

*10-n-2	Schedule identifying executives of the Company who are party to a Change of Control Agreement (Three-Year Agreement).

*10-q-5	Form of Three-Year Performance Share Agreement for Persons With a Change of Control Agreement under the Company’s 2006 Long-Term Incentives Plan.

*10-q-6	Form of Three-Year Performance Share Agreement for Persons Not With a Change of Control Agreement under the Company’s 2006 Long-Term Incentives Plan.

*10-s-1	Non-Employee Directors’ Compensation Summary.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	Portions of the 2007 Annual Report to Shareowners of the Company incorporated herein by reference.

21	List of subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.
E-1