Form 10-Q
period 2007-12-31
ROCKWELL COLLINS INC
filed 2008-01-24
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007. Commission file number 1-16445.

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
Yes ☐ No ☒

162,395,238 shares of registrant's Common Stock, par value $.01 per share, were outstanding on January 14, 2008.

ROCKWELL COLLINS, INC.

INDEX

			Page No.
PART I.	FINANCIAL INFORMATION:

	Item 1.	Condensed Consolidated Financial Statements:

		Condensed Consolidated Statement of Financial Position (Unaudited) —
		December 31, 2007 and September 30, 2007	2

		Condensed Consolidated Statement of Operations (Unaudited) —
		Three Months Ended December 31, 2007 and 2006	3

		Condensed Consolidated Statement of Cash Flows (Unaudited) —
		Three Months Ended December 31, 2007 and 2006	4

		Notes to Condensed Consolidated Financial Statements (Unaudited)	5

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

	Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION:

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

	Item 6.	Exhibits	26

Signatures			27

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)

(in millions, except per share amounts)

	December 31,	September 30,
	2007	2007
ASSETS
Current Assets:
Cash and cash equivalents	$171	$231
Receivables	858	883
Inventories	922	823
Current deferred income taxes	184	176
Other current assets	66	56

Total current assets	2,201	2,169

Property	608	607
Intangible Assets	157	147
Goodwill	545	544
Prepaid Pension Asset	88	88
Other Assets	249	195

TOTAL ASSETS	$3,848	$3,750

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
Short-term debt	$190	$-
Accounts payable	357	395
Compensation and benefits	215	305
Advance payments from customers	326	304
Product warranty costs	216	213
Income taxes payable	80	29
Other current liabilities	192	213

Total current liabilities	1,576	1,459

Long-term Debt	228	223
Retirement Benefits	349	359
Other Liabilities	191	136

Shareowners' Equity:
Common stock ($0.01 par value; shares authorized: 1,000;
shares issued: 183.8)	2	2
Additional paid-in capital	1,359	1,353
Retained earnings	1,652	1,533
Accumulated other comprehensive loss	(331)	(336)
Common stock in treasury, at cost (shares held: December 31, 2007, 20.6;
September 30, 2007, 18.0)	(1,178)	(979)
Total shareowners' equity	1,504	1,573

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$3,848	$3,750

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

(in millions, except per share amounts)

	Three Months Ended
	December 31
	2007	2006

Sales:
Product sales	$1,010	$897
Service sales	102	96

Total sales	1,112	993

Costs, expenses and other:
Product cost of sales	701	625
Service cost of sales	68	65
Selling, general and administrative expenses	111	109
Interest expense	5	4
Other income, net	(5)	(5)

Total costs, expenses and other	880	798

Income before income taxes	232	195

Income tax provision	78	52

Net income	$154	$143

Earnings per share:
Basic	$0.95	$0.85
Diluted	$0.93	$0.84

Weighted average common shares:
Basic	162.9	167.4
Diluted	165.3	170.1

Cash dividends per share	$0.16	$0.16

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in millions)

	Three Months Ended
	December 31
	2007	2006
Operating Activities:
Net income	$154	$143
Adjustments to arrive at cash provided by operating activities:
Depreciation	25	23
Amortization of intangible assets	6	6
Stock-based compensation	5	4
Compensation and benefits paid in common stock	13	13
Tax benefit from the exercise of stock options	4	9
Excess tax benefit from stock-based compensation	(4)	(9)
Deferred income taxes	(1)	4
Pension plan contributions	(2)	(2)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	23	40
Inventories	(107)	(69)
Accounts payable	(16)	(37)
Advance payments from customers	22	29
Compensation and benefits	(90)	(53)
Income taxes	51	(1)
Other assets and liabilities	(51)	(19)
Cash Provided by Operating Activities	32	81

Investing Activities:
Property additions	(43)	(28)
Acquisition of intangible assets	(2)	(2)
Other investing	(1)	-
Proceeds from settlement of discontinued license agreement	-	14
Cash Used for Investing Activities	(46)	(16)

Financing Activities:
Purchases of treasury stock	(224)	-
Cash dividends	(26)	(27)
Increase in short-term borrowings	190	-
Proceeds from exercise of stock options	6	22
Excess tax benefit from stock-based compensation	4	9
Payments on long-term debt	-	(12)

Cash Used for Financing Activities	(50)	(8)

Effect of exchange rate changes on cash and cash equivalents	4	6

Net Change in Cash and Cash Equivalents	(60)	63
Cash and Cash Equivalents at Beginning of Period	231	144
Cash and Cash Equivalents at End of Period	$171	$207

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

The Company operates on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, December 31 and September 30 are utilized consistently throughout these financial statements and notes to represent the period end date.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, including the financial statements in Exhibit 13 incorporated by reference in the Form 10-K.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

2.	New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. This accounting standard is effective for the Company’s year ending September 30, 2010. The Company is currently evaluating the impact of SFAS 141R on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for the Company's year ending September 30, 2010. The Company is currently evaluating the impact of SFAS 160 on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure certain eligible financial assets and financial liabilities at fair value (the fair value option). SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. SFAS 159 is effective for the Company's year ending September 30, 2009. The Company is currently evaluating whether to elect the fair value option for eligible financial assets and/or financial liabilities and the impact, if any, of SFAS 159 on the Company’s financial statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 indicates, among other things, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 is effective for the Company's year ending September 30, 2009, with the exception of certain non-financial assets and liabilities for which the effective date is the Company’s year ending September 30, 2010. The Company is currently evaluating the impact of SFAS 157 on the Company's financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48). See Note 15 for further information regarding the Company’s adoption of FIN 48.

3.	Acquisitions

Information Technology & Applications Corporation

On August 10, 2007, the Company acquired all of the shares of Information Technology & Applications Corporation (ITAC). ITAC, located in Reston, Virginia, is a provider of intelligence, surveillance, reconnaissance and communications solutions to support the global war on terror and homeland security. The total cash purchase price, net of cash acquired, was $37 million. The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets. Based on the Company’s preliminary allocation of the purchase price, $25 million has been allocated to goodwill and $14 million to finite-lived intangible assets with a weighted average life of approximately 7 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will enhance the Company’s communications intelligence capabilities. None of the goodwill resulting from the acquisition is tax deductible. Goodwill is included within the assets of the Government Systems segment.

4.	Receivables

Receivables are summarized as follows (in millions):

	December 31,	September 30,
	2007	2007

Billed	$686	$715
Unbilled	203	207
Less progress payments	(23)	(30)
Total	866	892
Less allowance for doubtful accounts	(8)	(9)
Receivables	$858	$883

The Company expects to bill and collect all receivables outstanding as of December 31, 2007 within the next twelve months.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Inventories

Inventories are summarized as follows (in millions):

	December 31, 2007	September 30, 2007
Finished goods	$183	$187
Work in process	404	362
Raw materials, parts, and supplies	387	371
Total	974	920
Less progress payments	(52)	(97)
Inventories	$922	$823

The Company defers certain pre-production engineering costs as work-in-process inventory in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. Such costs are typically deferred to the extent of the contractual guarantees and are generally amortized over a period of 2 to 6 years as a component of Cost of Sales as revenue is recognized on the minimum order quantity. Pre-production engineering costs incurred pursuant to supply arrangements that do not contain customer guarantees for reimbursement are expensed as incurred. Deferred pre-production engineering costs were $137 million and $126 million at December 31, 2007 and September 30, 2007, respectively.

6.	Property

Property is summarized as follows (in millions):
	December 31, 2007	September 30, 2007
Land	$31	$31
Buildings and improvements	310	307
Machinery and equipment	785	769
Information systems software and hardware	227	224
Furniture and fixtures	54	52
Construction in progress	70	72
Total	1,477	1,455
Less accumulated depreciation	(869)	(848)
Property	$608	$607

In the current year, furniture and fixtures have been presented separately within Property. In prior years, such amounts had been presented within information systems software and hardware. Prior year amounts have been reclassified to conform to the current year presentation.

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended December 31, 2007 are summarized as follows (in millions):
	Government Systems	Commercial Systems	Total
Balance at September 30, 2007	$353	$191	$544
Foreign currency translation adjustment	1	-	1
Balance at December 31, 2007	$354	$191	$545

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets are summarized as follows (in millions):

	December 31, 2007			September 30, 2007
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$156	$(76)	$80	$156	$(72)	$84
License agreements	18	(3)	15	11	(3)	8
Customer relationships	76	(20)	56	67	(19)	48
Trademarks and tradenames	12	(8)	4	12	(7)	5
Intangible assets with indefinite lives:
Trademarks and tradenames	2	-	2	2	-	2
Intangible assets	$264	$(107)	$157	$248	$(101)	$147

In December 2007, the Commercial Systems segment acquired a license agreement in connection with its purchase of the SKYLink broadband terminal product line from ARINC Incorporated (ARINC). Under the terms of the six-year agreement, the Company will sell and support broadband terminals to the business jet market under the Company’s eXchange brand and ARINC will provide certain satellite connectivity services. The initial purchase price was $7 million, of which $2 million was paid during the current quarter, and is subject to adjustment based on future sales volume of the product line. In connection with executing the license agreement, the Company committed to purchase approximately $36 million of hardware, subject to certain limitations in the event of a contract termination, from a key supplier over the term of the six-year agreement with ARINC.

Rockwell Collins provides sales incentives to certain commercial customers in connection with sales contracts. Incentives consisting of cash payments or customer account credits are recognized as a reduction of sales and incentives consisting of free product are recognized as cost of sales. Incentives given to customers prior to delivering products or performing services are recorded as a Customer Relationship Intangible Asset and amortized over the period the Company has received a contractually enforceable right related to the incentive. Incentives included in Customer Relationship Intangible Assets were $45 million and $36 million at December 31, 2007 and September 30, 2007, respectively.

Amortization expense for intangible assets for the three months ended December 31, 2007 and 2006 was $6 million for each period. Annual amortization expense for intangible assets for 2008, 2009, 2010, 2011, and 2012 is expected to be $24 million, $24 million, $27 million, $27 million, and $23 million, respectively.

8.	Other Assets

Other assets are summarized as follows (in millions):
	December 31, 2007	September 30, 2007
Long-term receivables	$76	$73
Long-term deferred income taxes	43	1
Investments in equity affiliates	13	10
Exchange and rental assets, net of accumulated depreciation of $95 at
December 31, 2007 and $95 at September 30, 2007	38	37
Other	79	74
Other assets	$249	$195

Investments in equity affiliates consist of investments in four joint ventures, each of which is 50 percent owned by the Company and accounted for under the equity method. The Company’s joint ventures consist of Vision Systems International, LLC (VSI), Data Link Solutions, LLC (DLS), Integrated Guidance Systems, LLC (IGS), and Quest Flight Training Limited (Quest).

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $32 million for each of the three months ended December 31, 2007 and 2006. The deferred portion of profit generated from sales to equity affiliates was $5 million at December 31, 2007 and $6 million at September 30, 2007.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31, 2007	September 30, 2007
Customer incentives	$106	$117
Contract reserves	18	18
Other	68	78
Other current liabilities	$192	$213

10.	Debt

Short-term Debt

Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and will have a maturity of not more than 364 days from the time of issuance. At December 31, 2007 short-term commercial paper borrowings outstanding were $184 million with a weighted average interest rate and maturity period of 4.36 percent and 9 days, respectively.

Revolving Credit Facility

The Company has an $850 million unsecured revolving credit facility with various banks through March 2012. The credit facility has options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit plans. The ratio was 18 percent as of December 31, 2007. In addition, short-term credit facilities available to foreign subsidiaries amounted to $63 million as of December 31, 2007, of which $24 million was utilized to support commitments in the form of commercial letters of credit. There were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities. As of December 31, 2007, there were $6 million of borrowings outstanding under the Company’s foreign subsidiaries’ credit facilities.

Long-term debt and a reconciliation to the carrying amount is summarized as follows (in millions):
	December 31, 2007	September 30, 2007
Principal amount of notes due December 1, 2013	$200	$200
Principal amount of variable rate loan facility due June 2011	26	24
Fair value swap adjustment	2	(1)
Long-term debt	$228	$223

Interest paid on debt for the three months ended December 31, 2007 and 2006 was $7 million and $6 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans covering most of its U.S. employees and certain employees in foreign countries that provide monthly pension and other benefits to eligible employees upon retirement.

Components of Expense (Income)

The components of expense (income) for Pension Benefits and Other Retirement Benefits are summarized below (in millions):

	Pension Benefits Three Months Ended December 31		Other Retirement Benefits Three Months Ended December 31
	2007	2006	2007	2006
Service cost	$2	$2	$1	$1
Interest cost	40	37	4	4
Expected return on plan assets	(50)	(46)	-	-
Amortization:
Prior service cost	(5)	(4)	(9)	(10)
Net actuarial loss	12	14	3	4
Net benefit expense (income)	$(1)	$3	$(1)	$(1)

Pension Plan Funding

The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. Although not required to make any contributions to its U.S. qualified pension plan by governmental regulations, the Company is contemplating making a discretionary contribution of up to $75 million in 2008 to further improve the funded status of this plan. Contributions to the Company’s international plans and the U.S. non-qualified plan are expected to total $14 million in 2008. For the three months ended December 31, 2007 and 2006, the Company made contributions to its international plans and the U.S. non-qualified pension plan of $2 million for each period.

12.	Stock-Based Compensation

Total stock-based compensation expense included within the condensed consolidated statement of operations is as follows (in millions, except per share amounts):
	Three Months Ended December 31
	2007	2006
Stock-based compensation expense included in:
Product cost of sales	$1	$1
Service cost of sales	1	-
Selling, general and administrative expenses	3	3
Income before income taxes	$5	$4
Net income	$3	$3
Basic and diluted earnings per share	$0.02	$0.02

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company issued awards of equity instruments under the Company’s various incentive plans for the three months ended December 31, 2007 and 2006 as follows:

	Options		Performance Shares			Restricted Stock		Restricted Stock Units
	Number Issued	Weighted Average Fair Value	Number Issued		Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Three months ended
December 31, 2007	339,290	$23.60	107,484	(a)	$74.05	38,900	$74.05	6,972	$74.31
Three months ended
December 31, 2006	437,000	$16.57	61,763	(b)	$57.92	39,260	$57.92	5,494	$56.98

(a) The maximum number of performance shares that can be issued based on the achievement of performance targets for fiscal years 2008 through 2010 is 257,750.

(b) The maximum number of performance shares that can be issued based on the achievement of performance targets for fiscal years 2007 through 2009 is 148,231.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following assumptions:
	2008	2007
	Grants	Grants
Risk-free interest rate (U.S. Treasury zero coupon issues)	3.92%	4.55%
Expected dividend yield	0.98%	1.09%
Expected volatility	0.30	0.28
Expected life	6 years	5 years

Employee Benefits Paid in Company Stock

During the three months ended December 31, 2007 and 2006, 0.2 million and 0.2 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $13 million for each period.

13.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended December 31
	2007	2006
Net income	$154	$143
Unrealized foreign currency translation adjustment	3	6
Foreign currency cash flow hedge adjustment	1	(1)
Amortization of defined benefit plan costs	1	-
Minimum pension liability adjustment	-	(47)
Comprehensive income	$159	$101

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended December 31
	2007	2006
Earnings from equity affiliates	$3	$3
Interest income	2	2
Royalty income	2	2
Other	(2)	(2)
Other income, net	$5	$5

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended December 31, 2007 and 2006, the effective income tax rate was 33.6 percent and 26.7 percent, respectively.

The federal Research and Development Tax Credit (R&D Tax Credit) expired December 31, 2007. The effective tax rate for the three months ended December 31, 2007 reflects the unfavorable impact of lower R&D Tax Credits as a result of pro-rating the three months of available R&D Tax Credits over the full 2008 fiscal year. The effective tax rate for the three months ended December 31, 2006 reflects the retroactive reinstatement of the R&D Tax Credit which had previously expired December 31, 2005. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively reinstated and extended the R&D Tax Credit from January 1, 2006 to December 31, 2007. The retroactive benefit for the previously expired period from January 1, 2006 to September 30, 2006 was recognized for the three months ended December 31, 2006 and lowered the Company’s effective tax rate by about 7 percentage points.

The phase-out period for the federal Extraterritorial Income Exclusion (ETI) tax benefit ended on December 31, 2006. The enacted federal replacement tax benefit for ETI, the Domestic Manufacturing Deduction (DMD), applied to the full 2007 year. For 2007, the available DMD tax benefit was one-third of the full benefit that will be available in 2011. The amount of DMD tax benefit available in 2008, 2009 and 2010 will be two-thirds of the full benefit.

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by establishing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, derecognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. In addition, FIN 48 provides guidance on interest and penalties, accounting in interim periods, and transition.

The Company adopted the provisions of FIN 48 effective October 1, 2007. The $5 million cumulative effect of adopting FIN 48 was recorded as a reduction to retained earnings. As of the adoption date, the Company had gross unrecognized tax benefits of $84 million recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position, of which $52 million would affect the effective income tax rate if recognized. The total amount of unrecognized tax benefits may decrease $5 million to $15 million based on the reasonably possible resolution of certain tax matters within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of October 1, 2007 the total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $9 million. There were no significant changes during the three months ended December 31, 2007.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Except for certain claims filed related to ETI, the Company's U.S federal income tax returns for the tax years ended September 30, 2003 and prior have been audited by the Internal Revenue Service (IRS) and are closed to further adjustments by the IRS. The IRS is currently auditing the Company’s tax returns for the years ended September 30, 2004 and 2005 as well as certain claims the Company filed for prior years related to the ETI. The Company is also currently under audit in various U.S. state jurisdictions. The U.S. state and foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company paid income taxes, net of refunds, of $24 million and $40 million during the three months ended December 31, 2007 and 2006, respectively.

16.	Financial Instruments

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	Asset (Liability)
	December 31, 2007		September 30, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$171	$171	$231	$231
Deferred compensation plan investments	42	42	39	39
Short-term debt	(190)	(190)	-	-
Long-term debt	(228)	(226)	(223)	(216)
Interest rate swaps	2	2	(1)	(1)
Foreign currency forward exchange contracts	(5)	(5)	(5)	(5)

The fair value of cash and cash equivalents approximate its carrying value due to the short-term nature of the instruments. The fair value for deferred compensation plan investments is based on quoted market prices and is recorded at fair value within Other Assets. The fair value of short-term debt approximates its carrying value due to the short-term nature of the debt. The fair value of long-term debt is based on quoted market prices for debt with similar terms and maturities.

The Company uses derivative financial instruments in the form of interest rate swaps and foreign currency forward exchange contracts to manage interest rate risk and foreign currency risk, respectively. The Company’s policy is to execute such instruments with creditworthy financial institutions and not enter into derivative financial instruments for speculative purposes.

On November 20, 2003, the Company entered into two interest rate swap contracts (the Swaps) that expire on December 1, 2013 and effectively converted $100 million aggregate principal amount of the notes due December 1, 2013 to floating rate debt based on six-month LIBOR less 7.5 basis points. The Company has designated the Swaps as fair value hedges. Accordingly, the fair values of the Swaps are recorded in Other Assets or Other Liabilities on the Condensed Consolidated Statement of Financial Position and the carrying value of the underlying debt is adjusted by an equal amount. The fair value of the interest rate swaps is based on quoted market prices for contracts with similar maturities.

Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At December 31, 2007 and September 30, 2007, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $119 million and $205 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows (in millions):

	Three Months Ended December 31
	2007	2006
Balance at beginning of year	$213	$189
Warranty costs incurred	(13)	(12)
Product warranty accrual	16	18
Reclassifications	-	7
Pre-existing warranty adjustments	-	1
Balance at December 31	$216	$203

Guarantees

In connection with the acquisition of Quest from Evans & Sutherland, the Company entered into a parent company guarantee related to various obligations of Quest. The Company has guaranteed, jointly and severally with Quadrant Group p/c (Quadrant) (the other joint venture partner), the performance of Quest in relation to its contract with the United Kingdom Ministry of Defense (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of December 31, 2007, the outstanding loan balance was approximately $9 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of December 31, 2007, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defense and the loan agreement.

Letters of credit

The Company has contingent commitments in the form of commercial letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at December 31, 2007 were $120 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

Indemnifications

The Company enters into indemnifications with lenders, counterparties in transactions such as administration of employee benefit plans, and other customary indemnifications with third parties in the normal course of business. The following are other than customary indemnifications based on the judgment of management.

The Company became an independent, publicly held company on June 29, 2001, when Rockwell International Corporation (Rockwell), renamed Rockwell Automation Inc., spun off its former avionics and communications business and certain other assets and liabilities of Rockwell by means of a distribution of all the Company’s outstanding shares of common stock to the shareowners of Rockwell in a tax-free spin-off (the spin-off). In connection with the spin-off, the Company may be required to indemnify certain insurers against claims made by third parties in connection with the Company’s legacy insurance policies.

In connection with agreements for the sale of portions of its business, the Company at times retains the liabilities of a business of varying amounts that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. The Company at times indemnifies the purchaser of a Rockwell Collins business in the event that a third party asserts a claim that relates to a liability retained by the Company.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of December 31, 2007, the Company is involved in the investigation or remediation of seven sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for six of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $9 million. The Company has recorded environmental reserves for this site of $2 million as of December 31, 2007, which represents management’s best estimate of the probable future cost for this site.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

20.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended December 31
	2007	2006
Sales:
Commercial Systems	$565	$492
Government Systems	547	501
Total sales	$1,112	$993
Segment operating earnings:
Commercial Systems	$137	$114
Government Systems	115	102
Total segment operating earnings	252	216
Interest expense	(5)	(4)
Stock-based compensation	(5)	(4)
General corporate, net	(10)	(13)
Income before income taxes	232	195
Income tax provision	78	52
Net income	$154	$143

The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings. The Company’s definition of segment operating earnings excludes income taxes, stock-based compensation, unallocated general corporate expenses, interest expense, gains and losses from the disposition of businesses, non-recurring charges resulting from purchase accounting such as purchased research and development charges, asset impairment charges, and other special items as identified by management from time to time. Intersegment sales are not material and have been eliminated.

The following table summarizes sales by product category for the three months ended December 31, 2007 and 2006 (in millions):

	Three Months Ended December 31
	2007	2006
Commercial Systems product categories:
Air transport aviation electronics	$301	$250
Business and regional aviation electronics	264	242
Total Commercial Systems sales	$565	$492

Government Systems product categories:
Airborne solutions	$375	$357
Surface solutions	172	144
Total Government Systems sales	$547	$501

The air transport and business and regional aviation electronics product categories are delineated based upon the difference in underlying customer base, size of aircraft, and markets served. Starting in the fourth quarter of 2007, product category sales for Commercial Systems were reclassified to better align sales for products serving both product categories. Sales for the three months ended December 31, 2006 for the air transport aviation electronics and business and regional aviation electronics product categories have been reclassified to conform to the current year presentation.

Starting in 2008, product category sales for defense-related products in the Government Systems segment are delineated based upon the difference in underlying customer base and market served. In prior years, defense-related product categories were delineated based upon their underlying technologies. Sales for the three months ended December 31, 2006 for the Government Systems segment product categories have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three months ended December 31, 2007 and 2006 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended December 31, 2007 and 2006

Sales

(dollars in millions)	Three Months Ended
	December 31
	2007	2006
Total sales	$1,112	$993
Percent increase	12%

Total sales for the three months ended December 31, 2007 increased 12 percent to $1,112 million compared to the three months ended December 31, 2006. Commercial Systems sales increased 15 percent and Government Systems sales increased 9 percent for the three months ended December 31, 2007 compared to the same period a year ago. See the following operating segment sections for further discussion of sales for the three months ended December 31, 2007 and 2006.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)

	Three Months Ended December 31
	2007	2006
Net income	$154	$143
Net income as a percent of sales	13.8%	14.4%
Diluted earnings per share	$0.93	$0.84

Net income for the three months ended December 31, 2007 increased 8 percent to $154 million, or 13.8 percent of sales, from net income of $143 million, or 14.4 percent of sales, for the three months ended December 31, 2006. Diluted earnings per share increased 11 percent to 93 cents for the three months ended December 31, 2007 from 84 cents for the three months ended December 31, 2006. The increase in net income and diluted earnings per share for the three months ended December 31, 2007 compared to the same period last year was primarily the result of a combination of increased sales volume and productivity improvements partially offset by a higher income tax provision due primarily to the absence of the benefit from the retroactive reinstatement of the R&D Tax Credit that occurred during the three months ended December 31, 2006. The lower net income as a percentage of sales for the three months ended December 31, 2007 compared to the same period last year is primarily due to the absence of the benefit from the retroactive reinstatement of the R&D Tax Credit that occurred during the three months ended December 31, 2006, partially offset by the impact on net income of higher sales volume and productivity improvements. Diluted earnings per share for the three months ended December 31, 2007 also benefited from our share repurchase program.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table presents Commercial Systems’ sales by product category:

(dollars in millions)
	Three Months Ended December 30
	2007	2006
Air transport aviation electronics	$301	$250
Business and regional aviation electronics	264	242
Total	$565	$492
Percent increase	15%

Starting in the fourth quarter of 2007, product category sales for Commercial Systems were reclassified to better align sales for products serving both product categories. Sales for the three months ended December 31, 2006 for our air transport aviation electronics and business and regional aviation electronics product categories have been reclassified to conform to the current year presentation.

Air transport aviation electronics sales increased $51 million, or 20 percent, for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. This sales growth is primarily attributed to higher sales to airlines and aircraft original equipment manufacturers for new aircraft production as well as higher sales of equipment for Boeing 787 simulators, in-flight entertainment systems, and service and support.

Business and regional aviation electronics sales increased $22 million, or 9 percent, for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. This sales growth is primarily due to higher sales to original equipment manufacturers for business flight deck avionics and higher service and support sales partially offset by slightly lower business and regional retrofit and spares sales.

The following table presents Commercial Systems’ sales based on the type of product or service:

(in millions)

	Three Months Ended December 31
	2007	2006
Original equipment	$292	$237
Aftermarket	273	255
Total	$565	$492

Original equipment sales increased $55 million, or 23 percent, for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. This sales growth is attributed to higher air transport and business flight deck avionics sales as well as higher air transport in-flight entertainment systems sales.

Aftermarket sales increased $18 million, or 7 percent, for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. Higher Boeing 787 simulator equipment sales as well as service and support sales more than offset slightly lower business and regional retrofit and spares sales.

Commercial Systems’ Segment Operating Earnings

(dollars in millions)
	Three Months Ended December 31
	2007	2006
Segment operating earnings	$137	$114
Percent of sales	24.2%	23.2%

Commercial Systems operating earnings increased 20 percent to $137 million, or 24.2 percent of sales, for the three months ended December 31, 2007 compared to operating earnings of $114 million, or 23.2 percent of sales for the three months ended December 31, 2006. The increase in operating earnings was primarily due to higher sales, productivity improvements, a favorable adjustment related to a contract option exercise, and the absence of certain unfavorable contract reserve adjustments impacting the three months ended December 31, 2006, partially offset by higher research and development costs.

Government Systems Financial Results

Government Systems’ Sales

The following table presents Government Systems’ sales by product category:

(dollars in millions)

	Three Months Ended December 30
	2007	2006
Airborne solutions	$375	$357
Surface solutions	172	144
Total	$547	$501
Percent increase	9%

Starting in 2008, product category sales for defense-related products in our Government Systems segment are delineated based upon the difference in underlying customer base and market served. In prior years, defense-related product categories were delineated based upon their underlying technologies. Sales for the three months ended December 31, 2006 for our Government Systems segment product categories have been reclassified to conform to the current year presentation.

Airborne solutions sales increased $18 million, or 5 percent, for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. This increase was due primarily to higher ARC-210 radio sales as well as higher integrated electronics systems revenues from various international C-130 upgrade programs and the German Army CH-53 G helicopter program.

Surface solutions sales increased $28 million, or 19 percent, for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. Incremental sales from the acquisition of Information Technology & Applications Corporation contributed $6 million, or 4 percentage points of the revenue growth. The 15 percent organic sales increase is related primarily to higher sales of Defense Advanced GPS Receivers and the new United Kingdom Ministry of Defense precision targeting system.

Government Systems’ Segment Operating Earnings

(dollars in millions)

	Three Months Ended December 31
	2007	2006
Segment operating earnings	$115	$102
Percent of sales	21.0%	20.4%

Government Systems’ first quarter operating earnings increased 13 percent to $115 million, or 21.0 percent of sales, for the three months ended December 31, 2007 compared to operating earnings of $102 million, or 20.4 percent of sales, for the same period a year ago. The positive impact of higher sales, a more favorable mix of higher margin hardware sales, and productivity improvements more than offset the absence of net favorable contract profit rate adjustments recorded in the three months ended December 31, 2006.

Retirement Benefits

Net benefit expense (income) for pension benefits and other retirement benefits are as follows (in millions):

	Three Months Ended December 31
	2007	2006
Pension benefits	$(1)	$3
Other retirement benefits	(1)	(1)
Net benefit expense (income)	$(2)	$2

Pension Benefits

Pension income for the full year 2008 is expected to be $4 million compared to pension expense of $9 million for the full year 2007. The change is due primarily to the favorable impact of an increase in the defined benefit pension plan valuation discount rate from 6.1 percent in 2007 to 6.6 percent in 2008 used to measure our pension expense.

Other Retirement Benefits

We expect Other Retirement Benefits income of approximately $2 million for the full year 2008 compared to the full year 2007 income of $5 million.

Income Taxes

At the end of each interim reporting period we make an estimate of the annual effective income tax rate. Tax items included in the annual effective tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The difference between our effective tax rate and the statutory tax rate is primarily the result of the tax benefits derived from the federal Research and Development Tax Credit (R&D Tax Credit), which provides a tax benefit on certain incremental R&D expenditures, and the Domestic Manufacturing Deduction under Section 199 (DMD), which provides a tax benefit on U.S. based manufacturing.

The phase-out period for the Extraterritorial Income Exclusion (ETI), which provides a tax benefit on export sales, ended on December 31, 2006. The enacted federal replacement tax benefit for ETI, the DMD, applied to the full 2007 year. For 2007, the available DMD tax benefit was one-third of the full benefit that will be available in 2011. The amount of DMD tax benefit available in 2008, 2009 and 2010 will be two-thirds of the full benefit.

During the three months ended December 31, 2007 and 2006, our effective income tax rate was 33.6 percent and 26.7 percent, respectively. The higher effective income tax rate for the three months ended December 31, 2007 was primarily due to differences in the availability of R&D Tax Credits during each period. Federal legislation extending the availability of R&D Tax Credits beyond December 31, 2007 has not been enacted. The effective tax rate for the three months ended December 31, 2007 reflects the unfavorable impact of lower R&D Tax Credits as a result of pro-rating the three months of available R&D Tax Credits over the full 2008 fiscal year.

Our effective income tax rate for the three months ended December 31, 2006 reflects the favorable retroactive reinstatement of the R&D Tax Credit that had previously expired December 31, 2005. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively reinstated and extended the Research and Development Tax Credit from January 1, 2006 to December 31, 2007. The retroactive benefit for the previously expired period from January 1, 2006 to September 30, 2006 was reflected as a discrete item that lowered the Company’s effective tax rate by about 7 percentage points for the three months ended December 31, 2006. In addition, our income tax rate for the three months ended December 31, 2007 compared to the same period a year ago was impacted by higher taxable income offset by anticipated state tax credits and incentives, the increased phase-in of the DMD tax benefits, and certain other discrete tax benefits primarily consisting of ETI refund claims filed for prior years.

For 2008, our projected effective income tax rate continues to be in the range of 32.5 percent to 33.5 percent, and assumes that the negative impact resulting from the recognition of no additional federal R&D Tax Credits for the remainder of the fiscal year will be offset by the favorable effect of higher state income tax credits and incentives as well as the potential resolution of certain tax matters.

Outlook

A summary of our 2008 anticipated results is as follows:

•	Total sales of about $4.75 billion.

•	Earnings per share in the range of $3.85 to $4.00.

•	Cash flow from operations in the range of $675 million to $725 million.

•	Research and development expenditures in the range of $925 million to $950 million.

The projected 2008 cash provided by operating activities range accommodates a planned discretionary qualified defined benefit pension plan contribution of up to $75 million. In addition, the projected 2008 cash provided by operating activities range anticipates the collection of approximately $70 million to $80 million of receivables related to the Boeing 787 program. Collection of these receivables during fiscal year 2008 may be at risk due to the current projected delivery date of the first aircraft falling in our 2009 fiscal year.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities
(in millions)
	Three Months Ended
	December 31
	2007	2006
Cash provided by operating activities	$32	$81

The decrease in cash provided by operating activities during the three months ended December 31, 2007 compared to the same period last year was primarily due to increased levels of inventory to support higher sales volume and new aircraft programs, lower progress payments, and higher incentive compensation payments partially offset by lower income tax payments and higher net income.

Investing Activities
(in millions)
	Three Months Ended
	December 31
	2007	2006
Cash used for investing activities	$(46)	$(16)

The increase in cash used for investing activities was due partially to an increase in capital expenditures of $15 million to $43 million for the three months ended December 31, 2007 compared to $28 million for the same period last year. In addition, the three months ended December 31, 2006 benefited from a $14 million recovery of license fee paid to The Boeing Company in prior years as a result of The Boeing Company exiting the high-speed broadband communication connectivity markets.

We expect capital expenditures for the full year 2008 to be approximately $170 million compared to full year 2007 capital expenditures of $125 million. The higher level of projected spending in 2008 is primarily due to the construction of new engineering facilities in Cedar Rapids, Iowa and Richardson, Texas as well as an increased level of investment in test equipment, all in support of recent and anticipated programs wins.

Financing Activities
(in millions)
	Three Months Ended December 31
	2007	2006
Cash used for financing activities	$(50)	$(8)

The increase in cash used for financing activities during the three months ended December 31, 2007 was primarily due to repurchases of 3.1 million shares of common stock at a cost of $224 million, partially offset by $190 million in short-term borrowings. Other factors impacting cash used for financing activities for the three months ended December 31, 2007 compared to the same period last year include the following:

•	In the current period we received $6 million from the exercise of stock options compared to $22 million for the same period last year.

•	We paid cash dividends of $26 million during the three months ended December 31, 2007 compared to $27 million for the same period last year.

•	We repaid $12 million of long-term debt during the three months ended December 31, 2006.

•	We received a $4 million excess tax benefit from the exercise of stock options for the three months ended December 31, 2007 compared to $9 million for the same period last year.

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

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. At December 31, 2007 short-term commercial paper borrowings outstanding were $184 million with a weighted average interest rate and maturity period of 4.36 percent and 9 days, respectively.

Our Revolving Credit Facility consists of an $850 million facility with various banks through March 2012. The Revolving Credit Facility exists primarily to support our commercial paper program, but is available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit plans. Our debt to total capitalization ratio at December 31, 2007 was 18 percent. The Revolving Credit Facility contains covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. The Revolving Credit Facility does not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. In addition short-term credit facilities available to foreign subsidiaries amounted to $63 million as of December 31, 2007, of which $24 million was utilized to support commitments in the form of commercial letters of credit. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. There were $6 million of borrowings outstanding under our foreign subsidiaries credit facilities as of December 31, 2007.

In addition to our credit facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the Notes) under the shelf registration statement. The Notes contain covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. At December 31, 2007, $550 million of the shelf registration was available for future use.

During June 2006 we entered into a five-year unsecured variable rate loan facility agreement for 20.4 million euros ($25 million) to facilitate our implementation of the cash repatriation provisions of the American Jobs Creation Act of 2004. The variable rate loan facility agreement contains customary loan covenants, none of which are financial. Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreement would require the repayment of any outstanding borrowings under the agreement. As of December 31, 2007, $26 million was outstanding under the variable rate loan facility agreement.

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

CRITICAL ACCOUNTING POLICIES

Preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments, and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of the Company’s financial statements are described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended September 30, 2007. Actual results in these areas could differ from management's estimates.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, accompanied by such phrases as "believes", "estimates", "expects", "could", "likely", "anticipates", "will", "intends", and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the potential impacts of geopolitical events, the financial condition of our customers (including major U.S. airlines), the health of the global economy, the continued recovery of the commercial aerospace industry and the continued support for military transformation and modernization programs; delays related to the award of domestic and international contracts; the potential adverse impact of oil prices on the commercial aerospace industry; the cost of the global war on terrorism on U.S. government military procurement expenditures and program budgets; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; customer bankruptcies; recruitment and retention of qualified personnel; risk of a labor strike in fiscal year 2008 as collective bargaining agreements expire in May 2008; performance of our suppliers and subcontractors; risks inherent in fixed price contracts, particularly the risk of cost overruns; risk of significant disruption to air travel; our ability to execute to our internal performance plans such as our productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates: our ability to develop contract compliant systems and products and satisfy our contractual commitments; risk of fines and penalties related to noncompliance with export control regulations; risk of asset impairments; government claims related to our pension plan freeze; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At December 31, 2007, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $202 million and a fair value of $200 million. We converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 7.5 basis points by executing “receive fixed, pay variable” interest rate swap contracts. A 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term debt, exclusive of the effects of the interest rate swap contracts, by $4 million and $4 million, respectively. The $100 million notional value of interest rate swap contracts had a carrying and fair value of $2 million at December 31, 2007. A 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $2 million and $2 million, respectively. Inclusive of the effect of the interest rate swaps, a 10 percent increase or decrease in average market interest rates would not have a material effect on our results of operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10 and 16 in the condensed consolidated financial statements.

At December 31, 2007, we also had $26 million of variable rate long-term debt outstanding. Our results of operations are affected by changes in market interest rates related to the variable rate debt. A hypothetical 10 percent increase in market interest rates would not have a material effect on our results of operations, cash flows, or financial condition.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in foreign subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $119 million and $205 million at December 31, 2007 and September 30, 2007, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling, and Japanese yen. The duration of foreign currency contracts is generally two years or less. The net fair value of these foreign currency contracts at December 31, 2007 and September 30, 2007 were net liabilities of $5 million and $5 million, respectively. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts by $8 million.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of December 31, 2007, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of December 31, 2007 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
October 1, 2007 through October 31, 2007	3,000,000	$74.77	3,000,000	$16 million
November 1, 2007 through November 30, 2007 (2)	64,702	-	-	$516 million
December 1, 2007 through December 31, 2007	-	-	-	$516 million
Total	3,064,702	$73.19	3,064,702	$516 million

1  On November 13, 2007 our Board authorized the repurchase of an additional $500 million of our common stock. This authorization has no stated expiration.

2  In November 2007 we received 64,702 shares to settle the accelerated share repurchase agreement that was executed in October 2007 and completed in November 2007.

Item 6.  Exhibits

(a)	Exhibits

10-s-2	Letter agreement between the Company and Donald R. Beall dated December 19, 2007.

12	Computation of Ratio of Earnings to Fixed Charges for the three months ended
December 31, 2007.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC. (Registrant)

Date: January 24, 2008	By	/s/ M. A. Schulte
M. A. Schulte Vice President, Finance and Controller (Principal Accounting Officer)

Date: January 24, 2008	By	/s/ G. R. Chadick
G. R. Chadick Senior Vice President, General Counsel and Secretary