Form 10-Q
period 2008-03-31
ROCKWELL COLLINS INC
filed 2008-04-24
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008. Commission file number 1-16445.

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

160,742,704 shares of registrant's Common Stock, par value $.01 per share, were outstanding on April 11, 2008.

ROCKWELL COLLINS, INC.

INDEX

			Page No.

PART I.	FINANCIAL INFORMATION:

	Item 1.	Condensed Consolidated Financial Statements:

		Condensed Consolidated Statement of Financial Position (Unaudited) —
		March 31, 2008 and September 30, 2007	2

		Condensed Consolidated Statement of Operations (Unaudited) —
		Three and Six Months Ended March 31, 2008 and 2007	3

		Condensed Consolidated Statement of Cash Flows (Unaudited) —
		Six Months Ended March 31, 2008 and 2007	4

		Notes to Condensed Consolidated Financial Statements (Unaudited)	5

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

	Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION:

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 4.	Submission of Matters to a Vote of Security Holders	28

	Item 6.	Exhibits	29

Signatures			30

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	March 31,	September 30,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$198	$231
Receivables	923	883
Inventories	918	823
Current deferred income taxes	167	176
Other current assets	64	56

Total current assets	2,270	2,169

Property	624	607
Intangible Assets	157	147
Goodwill	550	544
Prepaid Pension Asset	109	88
Other Assets	233	195

TOTAL ASSETS	$3,943	$3,750

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
Short-term debt	$361	$-
Accounts payable	370	395
Compensation and benefits	231	305
Advance payments from customers	316	304
Product warranty costs	220	213
Income taxes payable	10	29
Other current liabilities	186	213

Total current liabilities	1,694	1,459

Long-Term Debt	233	223
Retirement Benefits	364	359
Other Liabilities	159	136

Shareowners' Equity:
Common stock ($0.01 par value; shares authorized: 1,000;
shares issued: 183.8)	2	2
Additional paid-in capital	1,366	1,353
Retained earnings	1,790	1,533
Accumulated other comprehensive loss	(323)	(336)
Common stock in treasury, at cost (shares held: March 31, 2008, 23.1;
September 30, 2007, 18.0)	(1,342)	(979)
Total shareowners' equity	1,493	1,573

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$3,943	$3,750

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007

Sales:
Product sales	$1,074	$978	$2,084	$1,875
Service sales	112	105	214	201

Total sales	1,186	1,083	2,298	2,076

Costs, expenses and other:
Product cost of sales	763	687	1,464	1,312
Service cost of sales	77	69	145	134
Selling, general, and administrative expenses	120	119	231	228
Interest expense	5	3	10	7
Other income, net	(11)	(5)	(16)	(10)

Total costs, expenses and other	954	873	1,834	1,671

Income before income taxes	232	210	464	405

Income tax provision	64	70	142	122

Net income	$168	$140	$322	$283

Earnings per share:
Basic	$1.04	$0.83	$1.99	$1.69
Diluted	$1.03	$0.82	$1.96	$1.66

Weighted average common shares:
Basic	161.1	167.9	162.0	167.7
Diluted	163.2	170.6	164.3	170.3

Cash dividends per share	$0.16	$0.16	$0.32	$0.32

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in millions)

	Six Months Ended
	March 31
	2008	2007
Operating Activities:
Net income	$322	$283
Adjustments to arrive at cash provided by operating activities:
Depreciation	50	47
Amortization of intangible assets	12	10
Stock-based compensation	10	9
Compensation and benefits paid in common stock	31	28
Tax benefit from the exercise of stock options	6	19
Excess tax benefit from stock-based compensation	(6)	(19)
Deferred income taxes	29	3
Pension plan contributions	(5)	(5)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(57)	(65)
Inventories	(116)	(65)
Accounts payable	(7)	4
Advance payments from customers	12	31
Compensation and benefits	(74)	(33)
Income taxes	(44)	(32)
Other assets and liabilities	(33)	(29)
Cash Provided by Operating Activities	130	186

Investing Activities:
Property additions	(75)	(57)
Acquisition of intangible assets	(5)	(3)
Proceeds from settlement of discontinued license agreement	-	14
Proceeds from purchase price settlement related to business acquisition	-	5
Other investing activities	(1)	-
Cash Used for Investing Activities	(81)	(41)

Financing Activities:
Purchases of treasury stock	(415)	(113)
Cash dividends	(52)	(54)
Decrease in long-term borrowings	-	(22)
Increase in short-term borrowings	361	3
Proceeds from exercise of stock options	11	40
Excess tax benefit from stock-based compensation	6	19
Cash Used for Financing Activities	(89)	(127)

Effect of exchange rate changes on cash and cash equivalents	7	5

Net Change in Cash and Cash Equivalents	(33)	23
Cash and Cash Equivalents at Beginning of Period	231	144
Cash and Cash Equivalents at End of Period	$198	$167

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

The Company operates on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, March 31 and September 30 are utilized consistently throughout these financial statements and notes to represent the period end date.

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

2.	New Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit-risk. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161’s disclosure requirements on the Company’s financial statements.

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

3.	Acquisition

On August 10, 2007, the Company acquired all of the shares of Information Technology & Applications Corporation (ITAC). ITAC, located in Reston, Virginia, is a provider of intelligence, surveillance, reconnaissance and communications solutions to support the global war on terror and homeland security. The total cash purchase price, net of cash acquired, was $37 million. The Company is in the process of finalizing the pre-acquisition income tax return and its implications on the purchase price allocation. Based on the Company’s preliminary allocation of the purchase price, $27 million has been allocated to goodwill and $12 million to finite-lived intangible assets with a weighted average life of approximately 7 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will enhance the Company’s communications intelligence capabilities. None of the goodwill resulting from the acquisition is tax deductible. Goodwill is included within the assets of the Government Systems segment.

4.	Receivables

Receivables are summarized as follows (in millions):

	March 31,	September 30,
	2008	2007

Billed	$754	$715
Unbilled	197	207
Less progress payments	(20)	(30)
Total	931	892
Less allowance for doubtful accounts	(8)	(9)
Receivables	$923	$883

The Company expects to bill and collect receivables outstanding as of March 31, 2008 within the next twelve months.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Inventories

Inventories are summarized as follows (in millions):

	March 31,	September 30,
	2008	2007

Finished goods	$183	$187
Work in process	421	362
Raw materials, parts, and supplies	406	371
Total	1,010	920
Less progress payments	(92)	(97)
Inventories	$918	$823

The Company defers certain pre-production engineering costs as work-in-process inventory in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees typically take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. Such costs are typically deferred to the extent of the contractual guarantees and are generally amortized over a period of 2 to 6 years as a component of Cost of Sales as revenue is recognized on the minimum order quantity. Pre-production engineering costs incurred pursuant to supply arrangements that do not contain customer guarantees for reimbursement are expensed as incurred. Deferred pre-production engineering costs were $143 million and $126 million at March 31, 2008 and September 30, 2007, respectively.

6.	Property

Property is summarized as follows (in millions):

	March 31,	September 30,
	2008	2007

Land	$31	$31
Buildings and improvements	314	307
Machinery and equipment	796	769
Information systems software and hardware	230	224
Furniture and fixtures	54	52
Construction in progress	86	72
Total	1,511	1,455
Less accumulated depreciation	(887)	(848)
Property	$624	$607

In the current year, furniture and fixtures have been presented separately within Property. In prior years, such amounts had been presented within information systems software and hardware. Prior year amounts have been reclassified to conform to the current year presentation.

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended March 31, 2008 are summarized as follows (in millions):

	Government	Commercial
	Systems	Systems	Total

Balance at September 30, 2007	$353	$191	$544
Foreign currency translation adjustment	4	-	4
Other adjustments to goodwill	2	-	2
Balance at March 31, 2008	$359	$191	$550

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company’s 2008 impairment tests yielded no impairment.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets are summarized as follows (in millions):

	March 31, 2008			September 30, 2007
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$151	$(80)	$71	$156	$(72)	$84
License agreements	18	(3)	15	11	(3)	8
Customer relationships	87	(22)	65	67	(19)	48
Trademarks and tradenames	12	(8)	4	12	(7)	5
Intangible assets with indefinite lives:
Trademarks and tradenames	2	-	2	2	-	2
Intangible assets	$270	$(113)	$157	$248	$(101)	$147

Rockwell Collins provides sales incentives to certain commercial customers in connection with sales contracts. Incentives consisting of cash payments or customer account credits are recognized as a reduction of sales and incentives consisting of free product are recognized as cost of sales. Incentives given to customers prior to delivering products or performing services are recorded as a Customer Relationship Intangible Asset and amortized over the period the Company has received a contractually enforceable right related to the incentive. Incentives included in Customer Relationship Intangible Assets were $50 million and $36 million at March 31, 2008 and September 30, 2007, respectively.

In December 2007, the Commercial Systems segment acquired a license agreement in connection with its purchase of the SKYLink broadband terminal product line from ARINC Incorporated (ARINC). Under the terms of the six-year agreement, the Company will sell and support broadband terminals to the business jet market under the Company’s eXchange brand and ARINC will provide certain satellite connectivity services. The initial purchase price was $7 million, of which $4 million was paid during the six months ended March 31, 2008, and is subject to adjustment based on future sales volume of the product line. In connection with executing the license agreement, the Company committed to purchase approximately $36 million of hardware, subject to certain limitations in the event of a contract termination, from a key supplier over the term of the six-year agreement with ARINC.

In prior years, the Company paid $14 million for a license fee related to a strategic agreement with The Boeing Company to provide a global broadband connectivity solution for business aircraft through the Company’s Collins eXchange product. In August of 2006, The Boeing Company announced they would exit the high-speed broadband communications connectivity markets. During the six months ended March 31, 2007, the Company and The Boeing Company reached a settlement that included, among other things, repayment of $14 million to the Company representing the carrying value of the license agreement.

Amortization expense for intangible assets for the three and six months ended March 31, 2008 was $6 million and $12 million, respectively, compared to $4 million and $10 million for the three and six months ended March 31, 2007. Annual amortization expense for intangible assets for 2008, 2009, 2010, 2011, and 2012 is expected to be $24 million, $25 million, $29 million, $28 million, and $26 million, respectively.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Other Assets

Other assets are summarized as follows (in millions):

	March 31,	September 30,
	2008	2007

Long-term receivables	$91	$73
Long-term deferred income taxes	24	1
Investment in equity affiliates	10	10
Exchange and rental assets, net of accumulated depreciation of $96 at
March 31, 2008 and $95 at September 30, 2007	41	37
Other	67	74
Other assets	$233	$195

Investments in equity affiliates primarily consist of four joint ventures; Vision Systems International, LLC (VSI), Data Link Solutions, LLC (DLS), Integrated Guidance Systems, LLC (IGS), and Quest Flight Training Limited (Quest). Each joint venture is 50 percent owned by the Company and accounted for under the equity method.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $32 million and $64 million for the three and six months ended March 31, 2008, respectively, and $32 million and $64 million for the three and six months ended March 31, 2007, respectively. The deferred portion of profit generated from sales to equity affiliates was $3 million at March 31, 2008 and $6 million at September 30, 2007.

9.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	March 31,	September 30,
	2008	2007

Customer incentives	$106	$117
Contract reserves	14	18
Other	66	78
Other current liabilities	$186	$213

10.	Debt

Short-term Debt
Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and will have a maturity of not more than 364 days from the time of issuance. At March 31, 2008 short-term commercial paper borrowings outstanding were $349 million with a weighted average interest rate and maturity period of 3.28 percent and 12 days, respectively.

Revolving Credit Facility
The Company has an $850 million unsecured revolving credit facility with various banks through March 2012. The credit facility has options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit plans. The ratio was 24 percent as of March 31, 2008. In addition, short-term credit facilities available to foreign subsidiaries amounted to $67 million as of March 31, 2008, of which $21 million was utilized to support commitments in the form of commercial letters of credit. There were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities. As of March 31, 2008, there were $12 million of short-term borrowings outstanding under the Company’s foreign subsidiaries’ credit facilities.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term debt and a reconciliation to the carrying amount is summarized as follows (in millions):

	March 31,	September 30,
	2008	2007

Principal amount of notes due December 1, 2013	$200	$200
Principal amount of variable rate loan facility due June 2011	27	24
Fair value swap adjustment (Note 16)	6	(1)
Long-term debt	$233	$223

Interest paid on debt for the six months ended March 31, 2008 and 2007 was $10 million and $6 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans covering most of its U.S. employees and certain employees in foreign countries that provide monthly pension and other benefits to eligible employees upon retirement.

Pension Benefits
The components of expense / (income) for Pension Benefits for the three and six months ended March 31, 2008 and 2007 are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007

Service cost	$2	$2	$4	$4
Interest cost	41	38	81	75
Expected return on plan assets	(51)	(47)	(101)	(93)
Amortization:
Prior service cost	(4)	(5)	(9)	(9)
Net actuarial loss	11	15	23	29
Net benefit expense / (income)	$(1)	$3	$(2)	$6

Other Retirement Benefits
The components of expense / (income) for Other Retirement Benefits for the three and six months ended March 31, 2008 and 2007 are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007

Service cost	$1	$1	$2	$2
Interest cost	4	4	8	8
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization:
Prior service cost	(8)	(9)	(17)	(19)
Net actuarial loss	4	4	7	8
Net benefit expense / (income)	$-	$(1)	$(1)	$(2)

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. Although not required to make any contributions to its U.S. qualified pension plan by governmental regulations, the Company is contemplating making a discretionary contribution of up to $75 million in 2008 to further improve the funded status of this plan. Contributions to the Company’s international plans and the U.S. non-qualified plan are expected to total $14 million in 2008. During each of the six months ended March 31, 2008 and 2007, the Company made contributions to its international plans and the U.S. non-qualified pension plan of $5 million.

12.	Stock-Based Compensation

Total stock-based compensation expense included within the condensed consolidated statement of operations is as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007

Stock-based compensation expense included in:
Product cost of sales	$1	$1	$2	$2
Service cost of sales	-	1	1	1
Selling, general and administrative expenses	4	3	7	6
Income before income taxes	$5	$5	$10	$9

Net income	$4	$3	$7	$6
Basic and diluted earnings per share	$0.02	$0.02	$0.04	$0.04

The Company issued awards of equity instruments under the Company’s various incentive plans for the six months ended March 31, 2008 and 2007 as follows:

			Performance			Restricted		Restricted
	Options		Shares			Stock		Stock Units
		Weighted			Weighted		Weighted		Weighted
	Number	Average	Number		Average	Number	Average	Number	Average
	Issued	Fair Value	Issued		Fair Value	Issued	Fair Value	Issued	Fair Value
Six months ended
March 31, 2008	350,000	$23.46	110,794	(a)	$73.67	38,900	$74.05	18,049	$67.03
Six months ended
March 31, 2007	441,570	$16.59	61,763	(b)	$57.99	39,520	$57.97	16,287	$63.96

(a)	The maximum number of performance shares that can be issued based on the achievement of performance targets for fiscal years 2008 through 2010 is 265,906.

(b)	The maximum number of performance shares that can be issued based on the achievement of performance targets for fiscal years 2007 through 2009 is 148,231.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following assumptions for the six months ended March 31:

	Six Months Ended
	March 31
	2008	2007
	Grants	Grants

Risk-free interest rate (U.S. Treasury zero coupon issues)	3.90%	4.55%
Expected dividend yield	0.98%	1.09%
Expected volatility	0.30	0.28
Expected life	6 years	5 years

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee Benefits Paid in Company Stock

During the six months ended March 31, 2008 and 2007, 0.5 million and 0.4 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $31 million and $28 million, respectively.

13.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007

Net income	$168	$140	$322	$283
Unrealized foreign currency translation adjustment	8	1	11	7
Foreign currency cash flow hedge adjustment	(1)	-	-	(1)
Amortization of defined benefit plan costs	1	-	2	-
Minimum pension liability adjustment	-	-	-	(47)
Comprehensive income	$176	$141	$335	$242

14.	Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007

Earnings from equity affiliates	$1	$2	$4	$5
Interest income	2	-	4	2
Royalty income	7	3	9	5
Other	1	-	(1)	(2)
Other income, net	$11	$5	$16	$10

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended March 31, 2008 and 2007, the effective income tax rate was 27.6 percent and 33.3 percent, respectively. During the six months ended March 31, 2008 and 2007 the effective income tax rate was 30.6 percent and 30.1 percent, respectively.

During the three months ended March 31, 2008 the Internal Revenue Service (IRS) completed its examination of the taxable years ended September 30, 2004 and 2005 as well as the amended returns for the years ended September 30, 2002 and 2003 resulting in a benefit to the effective income tax rate for the three months ended March 31, 2008 of about 7 percentage points. The settlement is subject to review by the Joint Committee on Taxation.

The federal Research and Development Tax Credit (R&D Tax Credit) expired December 31, 2007. The effective tax rate for the three and six months ended March 31, 2008 reflects the unfavorable impact of lower R&D Tax Credits as a result of pro-rating the three months of available R&D Tax Credits over the full 2008 fiscal year.

The effective tax rate for the six months ended March 31, 2007 reflects the retroactive reinstatement of the R&D Tax Credit which had previously expired December 31, 2005. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively reinstated and extended the R&D Tax Credit from January 1, 2006 to December 31, 2007. The retroactive benefit for the previously expired period from January 1, 2006 to September 30, 2006 was recognized as a discrete item for the six months ended March 31, 2007 and lowered the Company’s effective tax rate by about 3 percentage points.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company adopted the provisions of FIN 48 effective October 1, 2007. The $5 million cumulative effect of adopting FIN 48 was recorded as a reduction to retained earnings in the first quarter of 2008. As of October 1, 2007, the Company had gross unrecognized tax benefits of $84 million recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position, of which $52 million would affect the effective income tax rate if recognized. At March 31, 2008, the Company had gross unrecognized tax benefits of $60 million recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position, of which $34 million would affect the effective income tax rate if recognized. It is reasonably possible that during the next 12 months the amount of previously unrecognized tax benefits may decrease approximately $5 million due to the resolution of certain tax matters.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of October 1, 2007, the total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $9 million. As of March 31, 2008, the total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $5 million.

Except for certain claims filed, related to ETI, the Company's U.S federal income tax returns for the tax years ended September 30, 2003 and prior have been audited by the IRS and are closed to further adjustments by the IRS. The Company is also currently under audit in various U.S. state and foreign jurisdictions. The U.S. state and foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company paid income taxes, net of refunds, of $139 million and $132 million during the six months ended March 31, 2008 and 2007, respectively.

16.	Financial Instruments

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	Asset (Liability)
	March 31, 2008		September 30, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$198	$198	$231	$231
Deferred compensation plan investments	36	36	39	39
Short-term debt	(361)	(361)	-	-
Long-term debt	(233)	(225)	(223)	(216)
Interest rate swaps	6	6	(1)	(1)
Foreign currency forward exchange contracts	(7)	(7)	(5)	(5)

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

Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At March 31, 2008 and September 30, 2007, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $134 million and $205 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows (in millions):

	Six Months Ended
	March 31
	2008	2007
Balance at beginning of year	$213	$189
Warranty costs incurred	(25)	(26)
Product warranty accrual	33	39
Reclassifications	-	7
Pre-existing warranty adjustments	(1)	1
Balance at March 31	$220	$210

Guarantees
In connection with the acquisition of the Quest joint venture from Evans & Sutherland, the Company entered into a parent company guarantee related to various obligations of Quest. The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant) (the other joint venture partner), the performance of Quest in relation to its contract with the United Kingdom Ministry of Defense (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of March 31, 2008, the outstanding loan balance was approximately $9 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of March 31, 2008, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defense and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of commercial letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at March 31, 2008 were $112 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of March 31, 2008, the Company is involved in the investigation or remediation of seven sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for six of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $9 million. The Company has recorded environmental reserves for this site of $2 million as of March 31, 2008, which represents management’s best estimate of the probable future cost for this site.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, the Company is currently involved in investigation or remediation of two sites related to properties purchased in connection with the Company’s acquisition of Kaiser Aerospace & Electronics Corporation (Kaiser). Rockwell Collins has certain rights to indemnification from escrow funds set aside at the time of acquisition that management believes are sufficient to address the Company’s potential liability for the Kaiser related environmental matters.

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

20.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007
Sales:
Commercial Systems	$610	$542	$1,175	$1,034
Government Systems	576	541	1,123	1,042
Total sales	$1,186	$1,083	$2,298	$2,076
Segment operating earnings:
Commercial Systems	$140	$122	$277	$236
Government Systems	115	107	230	209
Total segment operating earnings	255	229	507	445
Interest expense	(5)	(3)	(10)	(7)
Stock-based compensation	(5)	(5)	(10)	(9)
Restructuring adjustment	-	3	-	3
General corporate, net	(13)	(14)	(23)	(27)
Income before income taxes	232	210	464	405
Income tax provision	(64)	(70)	(142)	(122)
Net income	$168	$140	$322	$283

During the three months ended March 31, 2007, the Company lowered a previously established restructuring reserve by $3 million primarily due to lower than expected employee separation costs.

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

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes sales by product category for the three and six months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007
Commercial Systems product categories:
Air transport aviation electronics	$320	$288	$621	$538
Business and regional aviation electronics	290	254	554	496
Total Commercial Systems sales	$610	$542	$1,175	$1,034

Government Systems product categories:
Airborne Solutions	$399	$387	$774	$744
Surface Solutions	177	154	349	298
Total Government Systems sales	$576	$541	$1,123	$1,042

The air transport and business and regional aviation electronics product categories are delineated based upon the difference in underlying customer base, size of aircraft, and markets served. Beginning in the fourth quarter of 2007, product category sales for Commercial Systems were reclassified to better align sales for products serving both product categories. Sales for the three and six months ended March 31, 2007 for the air transport aviation electronics and business and regional aviation electronics product categories have been reclassified to conform to the current year presentation.

Beginning in 2008, product category sales for defense-related products in the Government Systems segment are delineated based upon the difference in underlying customer base and market served. In prior years, defense-related product categories were delineated based upon their underlying technologies. Sales for the three and six months ended March 31, 2007 for the Government Systems segment product categories have been reclassified to conform to the current year presentation.

21.	Subsequent Event

In April 2008, subsequent to the Company’s second fiscal quarter ended March 31, 2008, the Company acquired Athena Technologies, Inc. (Athena). Athena, located in Warrenton, Virginia, is a provider of navigation and control solutions, primarily to the Unmanned Aerial Vehicle (UAV) market segment. Athena will be included within the results of the Government Systems segment. The total cash purchase price, net of cash acquired, was $107 million. Athena was acquired in the third quarter of fiscal 2008; therefore, results of operations from Athena are not included in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2008 and the assets and liabilities of Athena are not included in the Company’s Condensed Consolidated Statement of Financial Position as of March 31, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and six months ended March 31, 2008 and 2007 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended March 31, 2008 and 2007

Sales

(dollars in millions)	Three Months Ended
	March 31
	2008	2007

Total sales	$1,186	$1,083
Percent increase	10%

Total sales for the three months ended March 31, 2008 increased 10 percent to $1,186 million compared to the three months ended March 31, 2007. Commercial Systems sales increased 13 percent and Government Systems sales increased 6 percent for the three months ended March 31, 2008 compared to the same period a year ago. See the following operating segment sections for further discussion of sales for the three months ended March 31, 2008 and 2007.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)	Three Months Ended
	March 31
	2008	2007

Net income	$168	$140
Net income as a percent of sales	14.2%	12.9%
Diluted earnings per share	$1.03	$0.82

Net income for the three months ended March 31, 2008 increased 20 percent to $168 million, or 14.2 percent of sales, from net income of $140 million, or 12.9 percent of sales, for the three months ended March 31, 2007. Diluted earnings per share increased 26 percent to $1.03 for the three months ended March 31, 2008 from 82 cents for the three months ended March 31, 2007. The increase in net income and diluted earnings per share for the three months ended March 31, 2008 compared to the same period last year was primarily the result of a combination of increased sales volume and productivity improvements as well as the impact of a lower effective income tax rate. See the Income Taxes section for further discussion of income taxes for the three months ended March 31, 2008 and 2007. Diluted earnings per share for the three months ended March 31, 2008 grew 6 percentage points higher than the rate of net income due to the impact of our share repurchase program.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table presents Commercial Systems’ sales by product category:

(dollars in millions)	Three Months Ended
	March 31
	2008	2007

Air transport aviation electronics	$320	$288
Business and regional aviation electronics	290	254
Total	$610	$542
Percent increase	13%

Beginning in the fourth quarter of 2007, product category sales for Commercial Systems were reclassified to better align sales for products serving both product categories. Sales for the three months ended March 31, 2007 for our air transport aviation electronics and business and regional aviation electronics product categories have been reclassified to conform to the current year presentation.

Air transport aviation electronics sales increased $32 million, or 11 percent, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This sales growth is primarily attributed to higher avionics and in-flight entertainment systems sales to airlines and original equipment manufacturers (OEMs) for new aircraft production as well as higher sales of equipment for Boeing 787 simulators, and service and support activities, partially offset by lower sales of in-flight entertainment systems retrofits and spares.

Business and regional aviation electronics sales increased $36 million, or 14 percent, for the three months ended March 31, 2008 compared to the same period in the prior year. This sales growth is attributed primarily to market share gains and increased demand for new business and regional aircraft avionics and cabin electronics systems, partially offset by lower aftermarket sales due to lower regulatory mandate program and business aircraft retrofits and spares revenues.

The following table presents Commercial Systems’ sales based on the type of product or service:

(in millions)	Three Months Ended
	March 31
	2008	2007

Original equipment	$351	$272
Aftermarket	259	270
Total	$610	$542
Percent increase	13%

Original equipment sales increased $79 million, or 29 percent, for the three months ended March 31, 2008 compared to the same period in the prior year. Share gains and increased demand for new air transport, business and regional aircraft led to higher avionics sales, with particularly strong growth in sales to business and regional aircraft OEMs. In-flight entertainment system sales were also higher.

Aftermarket sales decreased $11 million, or 4 percent, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Higher revenues from service and support activities and sales of equipment for Boeing 787 simulators were more than offset by the anticipated impact of lower in-flight entertainment and business aircraft retrofits and spares revenues as well as lower regulatory mandate program revenues.

Commercial Systems’ Segment Operating Earnings

(dollars in millions)	Three Months Ended
	March 31
	2008	2007

Segment operating earnings	$140	$122
Percent of sales	23.0%	22.5%

Commercial Systems’ operating earnings increased 15 percent to $140 million, or 23.0 percent of sales, for the three months ended March 31, 2008 compared to operating earnings of $122 million, or 22.5 percent of sales for the three months ended March 31, 2007. The increase in operating earnings and operating margin was primarily due to the combination of higher revenues, productivity improvements, and higher royalty income, partially offset by higher research and development costs and the absence of an adjustment related to favorable contract option exercises recognized in the three months ended March 31, 2007.

Government Systems Financial Results

Government Systems’ Sales

The following table presents Government Systems’ sales by product category:

(dollars in millions)	Three Months Ended
	March 31
	2008	2007

Airborne solutions	$399	$387
Surface solutions	177	154
Total	$576	$541
Percent increase	6%

Beginning in 2008, product category sales for defense-related products in our Government Systems segment are delineated based upon the difference in underlying customer base and market served. In prior years, defense-related product categories were delineated based upon their underlying technologies. Sales for the three months ended March 31, 2007 for our Government Systems segment product categories have been reclassified to conform to the current year presentation.

Airborne solutions sales increased $12 million, or 3 percent, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was primarily due to higher integrated electronics systems revenues from international C-130 upgrade programs and the German Army CH-53 G helicopter program.

Surface solutions sales increased $23 million, or 15 percent, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Incremental sales from the acquisition of Information Technology & Applications Corporation contributed $4 million, or 3 percentage points of the revenue growth. The 12 percent organic sales increase is related primarily to a United Kingdom Ministry of Defense precision targeting system program and higher Defense Advanced GPS Receiver (DAGR) and Ground-Based GPS Receiver Application Module (GB-GRAM) program sales.

Government Systems’ Segment Operating Earnings

(dollars in millions)	Three Months Ended
	March 31
	2008	2007

Segment operating earnings	$115	$107
Percent of sales	20.0%	19.8%

Government Systems’ operating earnings increased 7 percent to $115 million, or 20.0 percent of sales, for the three months ended March 31, 2008 compared to operating earnings of $107 million, or 19.8 percent of sales, for the same period a year ago. The increase in operating earnings and operating margin is primarily attributable to higher sales.

Six Months Ended March 31, 2008 and 2007

Sales

(dollars in millions)	Six Months Ended
	March 31
	2008	2007

Total sales	$2,298	$2,076
Percent increase	11%

Total sales for the six months ended March 31, 2008 increased 11 percent to $2,298 million compared to the six months ended March 31, 2007. Commercial Systems sales increased 14 percent and Government Systems sales increased 8 percent for the six months ended March 31, 2008 compared to the same period a year ago. See the following operating segment sections for further discussion of sales for the six months ended March 31, 2008 and 2007.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)	Six Months Ended
	March 31
	2008	2007

Net income	$322	$283
Net income as a percent of sales	14.0%	13.6%
Diluted earnings per share	$1.96	$1.66

Net income for the six months ended March 31, 2008 increased 14 percent to $322 million, or 14.0 percent of sales, from net income of $283 million, or 13.6 percent of sales, for the six months ended March 31, 2007. Diluted earnings per share increased 18 percent to $1.96 for the six months ended March 31, 2008 from $1.66 for the six months ended March 31, 2007. The increase in net income and diluted earnings per share for the six months ended March 31, 2008 compared to the same period last year was primarily the result of a combination of increased sales volume and productivity improvements, partially offset by the impact of a slightly higher effective income tax rate. See the Income Taxes section for further discussion of income taxes for the six months ended March 31, 2008 and 2007. Diluted earnings per share for the three months ended March 31, 2008 also benefited from our share repurchase program.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table represents Commercial Systems’ sales by product category:

(dollars in millions)	Six Months Ended
	March 31
	2008	2007

Air transport aviation electronics	$621	$538
Business and regional aviation electronics	554	496
Total	$1,175	$1,034
Percent increase	14%

Beginning in the fourth quarter of 2007, product category sales for Commercial Systems were reclassified to better align sales for products serving both product categories. Sales for the six months ended March 31, 2007 for our air transport aviation electronics and business and regional aviation electronics product categories have been reclassified to conform to the current year presentation.

Air transport aviation electronics sales increased $83 million, or 15 percent, for the six months ended March 31, 2008 compared to the six months ended March 31, 2007. This sales growth is primarily attributed to higher avionics and in-flight entertainment systems sales to airlines and OEMs for new aircraft production as well as higher sales of equipment for Boeing 787 simulators, and service and support activities, partially offset by lower sales of in-flight entertainment systems retrofits and spares.

Business and regional aviation electronics sales increased $58 million, or 12 percent, for the six months ended March 31, 2008 compared to the six months ended March 31, 2007. This sales growth is attributed primarily to market share gains and increased demand for new business and regional aircraft partially offset by lower business and regional retrofits and spares sales.

The following table represents Commercial Systems’ sales based on the type of product or service:

(in millions)	Six Months Ended
	March 31
	2008	2007

Original equipment	$643	$509
Aftermarket	532	525
Total	$1,175	$1,034
Percent increase	14%

Original equipment sales increased $134 million, or 26 percent, for the six months ended March 31, 2008 compared to the six months ended March 31, 2007. This sales growth is attributed to higher business and regional and air transport flight deck avionics sales as well as higher air transport in-flight entertainment systems sales.

Aftermarket sales increased $7 million, or 1 percent, for the six months ended March 31, 2008 compared to the six months ended March 31, 2007. Higher revenues from service and support activities and sales of equipment for Boeing 787 simulators were partially offset by the anticipated impact of lower in-flight entertainment and business aircraft retrofits and spares revenues as well as lower regulatory mandate program revenues.

Commercial Systems’ Segment Operating Earnings

(dollars in millions)	Six Months Ended
	March 31
	2008	2007

Segment operating earnings	$277	$236
Percent of sales	23.6%	22.8%

Commercial Systems’ operating earnings increased 17 percent to $277 million, or 23.6 percent of sales, for the six months ended March 31, 2008 compared to operating earnings of $236 million, or 22.8 percent of sales for the six months ended March 31, 2007. The increase in operating earnings and operating margin was primarily due to the combination of higher revenues and productivity improvements, partially offset by higher research and development costs

Government Systems Financial Results

Government Systems’ Sales

(dollars in millions)	Six Months Ended
	March 31
	2008	2007

Airborne solutions	$774	$744
Surface solutions	349	298
Total	$1,123	$1,042
Percent increase	8%

Beginning in 2008, product category sales for defense-related products in our Government Systems segment are delineated based upon the difference in underlying customer base and market served. In prior years, defense-related product categories were delineated based upon their underlying technologies. Sales for the six months ended March 31, 2008 for our Government Systems segment product categories have been reclassified to conform to the current year presentation.

Airborne solutions sales increased $30 million, or 4 percent, for the six months ended March 31, 2008 compared to the six months ended March 31, 2007. This increase was primarily due to higher integrated electronics systems revenues from international C-130 upgrade programs and the German Army CH-53 G helicopter program.

Surface solutions sales increased $51 million, or 17 percent, for the six months ended March 31, 2008 compared to the six months ended March 31, 2007. Incremental sales from the acquisition of Information Technology & Applications Corporation contributed $10 million, or 3 percentage points of the revenue growth. The 14 percent organic sales increase is related primarily to a United Kingdom Ministry of Defense precision targeting system program and higher DAGR and GB-GRAM program sales.

Government Systems’ Segment Operating Earnings

(dollars in millions)	Six Months Ended
	March 31
	2008	2007

Segment operating earnings	$230	$209
Percent of sales	20.5%	20.1%

Government Systems’ operating earnings increased $21 million, or 10 percent, for the six months ended March 31, 2008, compared to the same period a year ago. The positive impact of higher sales and productivity improvements more than offset the absence of net favorable contract profit rate adjustments recorded in the six months ended March 31, 2007.

Retirement Benefits

Net benefit expense / (income) for pension benefits and other retirement benefits are as follows:

(in millions)	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007

Pension benefits	$(1)	$3	$(2)	$6
Other retirement benefits	-	(1)	(1)	(2)
Net benefit expense / (income)	$(1)	$2	$(3)	$4

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

Income Taxes

At the end of each interim reporting period, we make an estimate of the annual effective income tax rate. Tax items included in the annual effective tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The difference between our effective tax rate and the statutory tax rate is primarily the result of the tax benefits derived from the federal Research and Development Tax Credit (R&D Tax Credit), which provides a tax benefit on certain incremental R&D expenditures, the Domestic Manufacturing Deduction under Section 199 (DMD), which provides a tax benefit on U.S. based manufacturing, and certain other discrete matters.

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

During the three months ended March 31, 2008 and 2007, our effective income tax rate was 27.6 percent and 33.3 percent, respectively. The effective tax rate was lower for the three months ended March 31, 2008 than the same period in the prior year primarily due to the resolution of certain tax maters during the current period related to the completion of the Internal Revenue Service (IRS) examination of taxable years ended September 30, 2004 and 2005 as well as the amended returns for the years ended September 30, 2002 and 2003. The completion of the IRS examination lowered our effective tax rate by about 7 percentage points during the three months ended March 31, 2008. The benefit from the completion of the IRS examination was partially offset by incremental pre-tax earnings and differences in the availability of R&D Tax Credits. Federal legislation extending the availability of R&D Tax Credits beyond December 31, 2007 has not been enacted. The effective tax rate for the three months ended March 31, 2008 reflects the unfavorable impact of lower R&D Tax Credits as a result of pro-rating the three months of available R&D Tax Credits during our fiscal year over the full 2008 fiscal year.

During the six months ended March 31, 2008 and 2007, our effective income tax rate was 30.6 percent and 30.1 percent, respectively. The effective tax rate was higher for the six months ended March 31, 2008 than the same period in the prior year primarily due to the retroactive reinstatement of R&D Tax Credits during the six months ended March 31, 2007, incremental increase in pre-tax earnings, and the lack of available of R&D Tax Credits past December 31, 2007, partially offset by the resolution of certain tax matters as a result of the completion of the IRS examination during the six months ended March 31, 2008. Including the impact of these items, we currently expect our annual effective income tax rate to be in the range of 31.5 percent to 32.5 percent in 2008.

Outlook

A summary of our 2008 anticipated results is as follows:

•	Total sales of about $4.75 billion.
•	Earnings per share in the range of $3.95 to $4.05.
•	Cash flow from operating activities in the range of $675 million to $725 million.
•	Research and development expenditures in the range of $925 million to $950 million.

The range of projected cash flow from operating activities accommodates a discretionary qualified defined benefit pension plan contribution of up to $75 million. In addition, the range of projected cash flow from operating activities anticipates the collection of approximately $70 million to $80 million of receivables related to the Boeing 787 program. Collection of these receivables during fiscal year 2008 may be at risk due to the current projected delivery date of the first aircraft occurring in the fourth quarter of our 2009 fiscal year.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities

(in millions)	Six Months Ended
	March 31
	2008	2007

Cash provided by operating activities	$130	$186

The decrease in cash provided by operating activities during the six months ended March 31, 2008 compared to the same period last year was primarily due to increased levels of inventory to support higher sales volume and new aircraft platforms and higher incentive compensation payments, partially offset by higher net income.

Investing Activities

(in millions)	Six Months Ended
	March 31
	2008	2007

Cash used for investing activities	$(81)	$(41)

The $40 million increase in cash used for investing activities during the six months ended March 31, 2008 compared to the same period last year was primarily due to the following:

•	$18 million of additional capital expenditures during the six months ended March 31, 2008.
•
The six months ended March 31, 2007 benefited from a $14 million recovery of a license fee paid to The Boeing Company in prior years as a result of The Boeing Company exiting the high-speed broadband communication connectivity markets.

•	During the six months ended March 31, 2007, we received $5 million as a result of a purchase price adjustment related to the E&S Simulation Business.

We expect capital expenditures for the full year 2008 to be approximately $170 million compared to full year 2007 capital expenditures of $125 million. The higher level of projected spending in 2008 is primarily due to the construction of new engineering facilities in Cedar Rapids, Iowa and Richardson, Texas as well as an increased level of investment in test equipment, all in support of recent and anticipated program wins.

Financing Activities

(in millions)	Six Months Ended
	March 31
	2008	2007

Cash used for financing activities	$(89)	$(127)

The decrease in cash used for financing activities during the six months ended March 31, 2008 compared to the same period of the prior year was impacted by the following:

•	We had proceeds from short-term borrowings of $361 million for the six months ended March 31, 2008 compared to net payments on borrowings in the same period last year of $19 million.
•	Share repurchases increased during the six months ended March 31, 2008 to $415 million compared to $113 million paid for share repurchases during the same period last year.
•	We received $11 million from the exercise of stock options for the six months ended March 31, 2008 compared to $40 million for the same period last year.
•	We received a $6 million excess tax benefit from the exercise of stock options for the six months ended March 31, 2008 compared to $19 million for the same period last year.
•	We paid cash dividends of $52 million during the six months ended March 31, 2008 compared to $54 million for the same period last year.

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

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. At March 31, 2008 short-term commercial paper borrowings outstanding were $349 million with a weighted average interest rate and maturity period of 3.28 percent and 12 days, respectively.

Our Revolving Credit Facility consists of an $850 million facility with various banks through March 2012. The Revolving Credit Facility exists primarily to support our commercial paper program, but is available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit plans. Our debt to total capitalization ratio at March 31, 2008 was 24 percent. The Revolving Credit Facility contains covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. The Revolving Credit Facility does not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. In addition short-term credit facilities available to foreign subsidiaries amounted to $67 million as of March 31, 2008, of which $21 million was utilized to support commitments in the form of commercial letters of credit. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. There were $12 million of short-term borrowings outstanding under our foreign subsidiaries credit facilities as of March 31, 2008.

In addition to our credit facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the Notes) under the shelf registration statement. The Notes contain covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. At March 31, 2008, $550 million of the shelf registration was available for future use.

During June 2006 we entered into a five-year unsecured variable rate loan facility agreement for 20.4 million euros ($25 million) to facilitate our implementation of the cash repatriation provisions of the American Jobs Creation Act of 2004. The variable rate loan facility agreement contains customary loan covenants, none of which are financial. Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreement would require the repayment of any outstanding borrowings under the agreement. As of March 31, 2008, 17.4 million euros ($27 million) was outstanding under the variable rate loan facility agreement.

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

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, accompanied by such phrases as "believes", "estimates", "expects", "could", "likely", "anticipates", "will", "intends", and other similar expressions, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the potential impacts of geopolitical events; the financial condition of our customers (including major U.S. airlines); the health of the global economy; the continued recovery of the commercial aerospace industry and the continued support for military transformation and modernization programs; delays related to the award of domestic and international contracts; the potential adverse impact of oil prices on the commercial aerospace industry; the cost of the global war on terrorism on U.S. government military procurement expenditures and program budgets; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; customer bankruptcies; recruitment and retention of qualified personnel; risk of a labor strike and its potential impact on results of operations and cash flows as collective bargaining agreements covering over 2,000 manufacturing-related employees expire in May 2008; performance of our suppliers and subcontractors; risks inherent in fixed price contracts, particularly the risk of cost overruns; risk of significant disruption to air travel; our ability to execute to our internal performance plans such as our productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products and satisfy our contractual commitments; risk of fines and penalties related to noncompliance with export control regulations; risk of asset impairments; government claims related to our pension plan freeze; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At March 31, 2008, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $206 million and a fair value of $198 million. We converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 7.5 basis points by executing “receive fixed, pay variable” interest rate swap contracts. A 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term debt, exclusive of the effects of the interest rate swap contracts, by $3 million and $3 million, respectively. The $100 million notional value of interest rate swap contracts had a carrying and fair value of $6 million at March 31, 2008. A 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $2 million, respectively. At March 31, 2008, we also had $27 million of variable rate long-term debt outstanding and variable rate short-term borrowings of $361 million. Our results of operations are affected by changes in market interest rates related to the variable rate debt. Inclusive of the effect of the interest rate swaps, a 10 percent increase or decrease in average market interest rates would not have a significant effect on our results of operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10 and 16 in the condensed consolidated financial statements.

Foreign Currency Risk
We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in foreign subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $134 million and $205 million at March 31, 2008 and September 30, 2007, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling, and Japanese yen. The duration of foreign currency contracts is generally two years or less. The net fair value of these foreign currency contracts at March 31, 2008 and September 30, 2007 were net liabilities of $7 million and $5 million, respectively. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts by $8 million.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of March 31, 2008, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of March 31, 2008 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008	2,177,100	$64.79	2,177,100	$375 million
February 1, 2008 through February 29, 2008	800,000	$61.72	800,000	$326 million
March 1, 2008 through March 31, 2008	-	-	-	$326 million
Total	2,977,100	$63.97	2,977,100	$326 million

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareowners of the Company was held on February 12, 2008 and the number of voting shares outstanding as of the record date was 163,140,766.

(b)	At the meeting, the shareowners:

i.	voted to elect two directors of the Company. Each nominee for director was elected to a term expiring in 2011 by a vote of the shareowners as follows:

	Affirmative	Votes
	Votes	Withheld

Chris A. Davis	143,590,300	5,716,444
Ralph E. Eberhart	144,506,465	4,800,279

In addition to the directors elected above, the Company’s Board of Directors also include the following continuing directors with terms expiring in 2009 or 2010: Anthony J. Carbone, Clayton M. Jones, Cheryl L. Shavers, Donald R. Beall, Mark Donegan and Andrew J. Policano.

ii.
voted on a proposal to approve the selection by the Audit Committee of the Board of Directors of the firm Deloitte & Touche LLP as auditors of the Company. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	146,840,428
Negative votes	746,501
Abstentions	1,719,815

Item 6.  Exhibits

(a)	Exhibits

10-S-2	Letter agreement between the Company and Donald R. Beall dated March 19, 2008

12	Computation of Ratio of Earnings to Fixed Charges for the six months ended March 31, 2008.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: April 24, 2008	By	/s/ M. A. Schulte
M. A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: April 24, 2008	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary