Form 10-Q
period 2008-06-30
ROCKWELL COLLINS INC
filed 2008-07-23
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008. Commission file number 1-16445.

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

Yes  ☐  No  ☒

159,413,517 shares of registrant's Common Stock, par value $.01 per share, were outstanding on July 14, 2008.

ROCKWELL COLLINS, INC.

INDEX

			Page No.

PART I.	FINANCIAL INFORMATION:

	Item 1.	Condensed Consolidated Financial Statements:

		Condensed Consolidated Statement of Financial Position (Unaudited) —
		June 30, 2008 and September 30, 2007	2

		Condensed Consolidated Statement of Operations (Unaudited) —
		Three and Nine Months Ended June 30, 2008 and 2007	3

		Condensed Consolidated Statement of Cash Flows (Unaudited) —
		Nine Months Ended June 30, 2008 and 2007	4

		Notes to Condensed Consolidated Financial Statements (Unaudited)	5

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

	Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION:

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 6.	Exhibits	29

Signatures			30

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	June 30,	September 30,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$187	$231
Receivables	911	883
Inventories	960	823
Current deferred income taxes	158	176
Other current assets	69	56

Total current assets	2,285	2,169

Property	637	607
Intangible Assets	196	147
Goodwill	622	544
Prepaid Pension Asset	120	88
Other Assets	255	195

TOTAL ASSETS	$4,115	$3,750

LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
Short-term debt	$429	$-
Accounts payable	368	395
Compensation and benefits	274	305
Advance payments from customers	299	304
Product warranty costs	225	213
Income taxes payable	1	29
Other current liabilities	198	213

Total current liabilities	1,794	1,459

Long-Term Debt	228	223
Retirement Benefits	364	359
Other Liabilities	153	136

Shareowners' Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,372	1,353
Retained earnings	1,922	1,533
Accumulated other comprehensive loss	(319)	(336)
Common stock in treasury, at cost (shares held: June 30, 2008, 24.1; September 30, 2007, 18.0)	(1,401)	(979)
Total shareowners' equity	1,576	1,573

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,115	$3,750

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007

Sales:
Product sales	$1,086	$1,011	$3,170	$2,886
Service sales	108	102	322	303

Total sales	1,194	1,113	3,492	3,189

Costs, expenses and other:
Product cost of sales	754	710	2,218	2,022
Service cost of sales	73	70	218	204
Selling, general, and administrative expenses	119	124	350	352
Interest expense	5	3	15	10
Other income, net	(5)	(3)	(21)	(13)

Total costs, expenses and other	946	904	2,780	2,575

Income before income taxes	248	209	712	614

Income tax provision	74	63	216	185

Net income	$174	$146	$496	$429

Earnings per share:
Basic	$1.09	$0.87	$3.07	$2.56
Diluted	$1.07	$0.86	$3.03	$2.52

Weighted average common shares:
Basic	160.3	167.0	161.5	167.5
Diluted	162.4	169.6	163.7	170.1

Cash dividends per share	$0.24	$0.16	$0.56	$0.48

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

(in millions)

	Nine Months Ended
	June 30
	2008	2007
Operating Activities:
Net income	$496	$429
Adjustments to arrive at cash provided by operating activities:
Depreciation	76	71
Amortization of intangible assets	18	16
Stock-based compensation	15	13
Compensation and benefits paid in common stock	46	42
Tax benefit from the exercise of stock options	7	29
Excess tax benefit from stock-based compensation	(7)	(29)
Deferred income taxes	17	3
Pension plan contributions	(11)	(85)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(60)	(106)
Inventories	(161)	(163)
Accounts payable	(12)	22
Advance payments from customers	(6)	70
Compensation and benefits	(31)	24
Income taxes	(53)	(27)
Other assets and liabilities	(24)	(11)
Cash Provided by Operating Activities	310	298

Investing Activities:
Property additions	(114)	(86)
Acquisition of intangible assets	(6)	(3)
Acquisition of businesses, net of cash acquired	(107)	-
Proceeds from settlement of discontinued license agreement	-	14
Proceeds from purchase price settlement related to business acquisition	-	5
Other investing activities	1	(1)
Cash Used for Investing Activities	(226)	(71)

Financing Activities:
Purchases of treasury stock	(492)	(222)
Cash dividends	(91)	(81)
Increase in short-term borrowings	429	4
Decrease in long-term borrowings	-	(27)
Proceeds from exercise of stock options	16	56
Excess tax benefit from stock-based compensation	7	29
Cash Used for Financing Activities	(131)	(241)

Effect of exchange rate changes on cash and cash equivalents	3	5

Net Change in Cash and Cash Equivalents	(44)	(9)
Cash and Cash Equivalents at Beginning of Period	231	144
Cash and Cash Equivalents at End of Period	$187	$135

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

The Company operates on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, June 30 and September 30 are utilized consistently throughout these financial statements and notes to represent the period end date.

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

2.	New Accounting Standards

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (GAAP) (SFAS 162). The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161’s disclosure requirements on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expects, but is not obligated to incur, will be recognized separately from the business acquisition. This accounting standard is effective for the Company’s year ending September 30, 2010. The Company is currently evaluating the impact of SFAS 141R on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In partial acquisitions where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for the Company's year ending September 30, 2010. The Company is currently evaluating the impact of SFAS 160 on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 indicates that, among other things, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 is effective for the Company's year ending September 30, 2009, with the exception of certain non-financial assets and liabilities for which the effective date is the Company’s year ending September 30, 2010. The Company is currently evaluating the impact of SFAS 157 on the Company's financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48). See Note 15 for further information regarding the Company’s adoption of FIN 48 effective October 1, 2007.

3.	Acquisitions

Athena Technologies, Inc.
On April 4, 2008, the Company acquired 100 percent of the shares of Athena Technologies, Inc. (Athena). Athena, located in Warrenton, Virginia, is a provider of navigation and control solutions, primarily to the Unmanned Aerial Vehicle (UAV) market segment. The total cash purchase price, net of cash acquired, was $107 million. The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets. Based on the Company’s preliminary allocation of the purchase price, $72 million has been allocated to goodwill and $39 million to finite-lived intangible assets with a weighted average life of approximately 10 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will enhance the Company’s navigation and control solution capabilities. None of the goodwill resulting from the acquisition is tax deductible. Goodwill is included within the assets of the Government Systems segment.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Receivables

Receivables are summarized as follows (in millions):

	June 30,	September 30,
	2008	2007

Billed	$750	$715
Unbilled	193	207
Less progress payments	(23)	(30)
Total	920	892
Less allowance for doubtful accounts	(9)	(9)
Receivables	$911	$883

The Company expects to bill and collect receivables outstanding as of June 30, 2008 within the next twelve months.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

5.	Inventories

Inventories are summarized as follows (in millions):

	June 30,	September 30,
	2008	2007

Finished goods	$209	$187
Work in process	448	362
Raw materials, parts, and supplies	384	371
Total	1,041	920
Less progress payments	(81)	(97)
Inventories	$960	$823

The Company defers certain pre-production engineering costs as work-in-process inventory in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees typically take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. Such costs are typically deferred to the extent of the contractual guarantees and are generally amortized over a period of 2 to 6 years as a component of Cost of Sales as revenue is recognized on the minimum order quantity. Pre-production engineering costs incurred pursuant to supply arrangements that do not contain customer guarantees for reimbursement are expensed as incurred. Deferred pre-production engineering costs were $153 million and $126 million at June 30, 2008 and September 30, 2007, respectively.

6.	Property

Property is summarized as follows (in millions):

	June 30,	September 30,
	2008	2007

Land	$31	$31
Buildings and improvements	310	307
Machinery and equipment	799	769
Information systems software and hardware	233	224
Furniture and fixtures	53	52
Construction in progress	104	72
Total	1,530	1,455
Less accumulated depreciation	(893)	(848)
Property	$637	$607

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the current year, furniture and fixtures have been presented separately within Property. In prior years, such amounts had been presented within information systems software and hardware. Prior year amounts have been reclassified to conform to the current year presentation.

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended June 30, 2008 are summarized as follows (in millions):

	Government	Commercial
	Systems	Systems	Total

Balance at September 30, 2007	$353	$191	$544
Athena acquisition	72	-	72
Foreign currency translation adjustment	5	-	5
Other adjustments to goodwill	1	-	1
Balance at June 30, 2008	$431	$191	$622

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company’s 2008 impairment tests yielded no impairment.

Intangible assets are summarized as follows (in millions):

	June 30, 2008			September 30, 2007
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$175	$(83)	$92	$156	$(72)	$84
License agreements	21	(4)	17	11	(3)	8
Customer relationships	103	(24)	79	67	(19)	48
Trademarks and tradenames	14	(8)	6	12	(7)	5
Intangible assets with indefinite lives:
Trademarks and tradenames	2	-	2	2	-	2
Intangible assets	$315	$(119)	$196	$248	$(101)	$147

Rockwell Collins provides sales incentives to certain commercial customers in connection with sales contracts. Incentives consisting of cash payments or customer account credits are recognized as a reduction of sales and incentives consisting of free product are recognized as cost of sales. Incentives given to customers prior to delivering products or performing services are recorded as a Customer Relationship Intangible Asset and amortized over the period the Company has received a contractually enforceable right related to the incentive. The net book value of incentives included in Customer Relationship Intangible Assets were $54 million and $36 million at June 30, 2008 and September 30, 2007, respectively.

In December 2007, the Commercial Systems segment acquired a license agreement in connection with its purchase of the SKYLink broadband terminal product line from ARINC Incorporated (ARINC). Under the terms of the six-year agreement, the Company will sell and support broadband terminals to the business jet market under the Company’s eXchange brand and ARINC will provide certain satellite connectivity services. The initial purchase price was $7 million, of which $5 million was paid during the nine months ended June 30, 2008, and is subject to adjustment based on future sales volume of the product line. In connection with executing the license agreement, the Company committed to purchase approximately $36 million of hardware, subject to certain limitations in the event of a contract termination, from a key supplier over the term of the six-year agreement with ARINC.

In prior years, the Company paid $14 million for a license fee related to a strategic agreement with The Boeing Company to provide a global broadband connectivity solution for business aircraft through the Company’s Collins eXchange product. In August of 2006, The Boeing Company announced they would exit the high-speed broadband communications connectivity markets. During the nine months ended June 30, 2007, the Company and The Boeing Company reached a settlement that included, among other things, repayment of $14 million to the Company representing the carrying value of the license agreement.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense for intangible assets for the three and nine months ended June 30, 2008 was $6 million and $18 million, respectively, compared to $6 million and $16 million for the three and nine months ended June 30, 2007. Annual amortization expense for intangible assets for 2008, 2009, 2010, 2011, and 2012 is expected to be $26 million, $30 million, $35 million, $33 million, and $31 million, respectively.

8.	Other Assets

Other assets are summarized as follows (in millions):

	June 30,	September 30,
	2008	2007

Long-term receivables	$107	$73
Long-term deferred income taxes	40	1
Investment in equity affiliates	11	10
Exchange and rental assets, net of accumulated depreciation of $97 at June 30, 2008 and $95 at September 30, 2007	44	37
Other	53	74
Other assets	$255	$195

Investments in equity affiliates primarily consist of four joint ventures; Vision Systems International, LLC (VSI), Data Link Solutions, LLC (DLS), Integrated Guidance Systems, LLC (IGS), and Quest Flight Training Limited (Quest). Each joint venture is 50 percent owned by the Company and accounted for under the equity method.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $32 million and $96 million for the three and nine months ended June 30, 2008, respectively, and $28 million and $92 million for the three and nine months ended June 30, 2007, respectively. The deferred portion of profit generated from sales to equity affiliates was $4 million at June 30, 2008 and $6 million at September 30, 2007.

9.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30,	September 30,
	2008	2007

Customer incentives	$116	$117
Contract reserves	13	18
Other	69	78
Other current liabilities	$198	$213

10.	Debt

Short-term Debt
Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and will have a maturity of not more than 364 days from the time of issuance. At June 30, 2008 short-term commercial paper borrowings outstanding were $405 million with a weighted average interest rate and maturity period of 2.19 percent and 17 days, respectively.

Revolving Credit Facility
The Company has an $850 million unsecured revolving credit facility with various banks through March 2012. The credit facility has options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit plans. The ratio was 25 percent as of June 30, 2008. In addition, short-term credit facilities available to foreign subsidiaries amounted to $67 million as of June 30, 2008, of which $22 million was utilized to support commitments in the form of commercial letters of credit. There were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities. As of June 30, 2008, there were $24 million of short-term borrowings outstanding under the Company’s foreign subsidiaries’ credit facilities.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term debt and a reconciliation to the carrying amount is summarized as follows (in millions):

	June 30,	September 30,
	2008	2007

Principal amount of notes due December 1, 2013	$200	$200
Principal amount of variable rate loan facility due June 2011	27	24
Fair value swap adjustment (Note 16)	1	(1)
Long-term debt	$228	$223

Interest paid on debt for the nine months ended June 30, 2008 and 2007 was $17 million and $12 million, respectively.

11.	Retirement Benefits
The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans covering most of its U.S. employees and certain employees in foreign countries that provide monthly pension and other benefits to eligible employees upon retirement.

Pension Benefits
The components of expense / (income) for Pension Benefits for the three and nine months ended June 30, 2008 and 2007 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
Service cost	$2	$2	$6	$6
Interest cost	41	38	122	113
Expected return on plan assets	(50)	(48)	(151)	(141)
Amortization:
Prior service cost	(5)	(5)	(14)	(14)
Net actuarial loss	12	14	35	43
Net benefit expense / (income)	$-	$1	$(2)	$7

Other Retirement Benefits
The components of expense / (income) for Other Retirement Benefits for the three and nine months ended June 30, 2008 and 2007 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
Service cost	$1	$1	$3	$3
Interest cost	3	4	11	12
Expected return on plan assets	-	-	(1)	(1)
Amortization:
Prior service cost	(8)	(10)	(25)	(29)
Net actuarial loss	3	4	10	12
Net benefit expense / (income)	$(1)	$(1)	$(2)	$(3)

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. The Company is not required to make any contributions to its U.S. qualified pension plan in 2008 pursuant to governmental regulations and currently has no plans to make additional discretionary contributions to its U.S. qualified pension plan in 2008. Contributions to the Company’s international plans and the U.S. non-qualified plan are expected to total $14 million in 2008. During the nine months ended June 30, 2008 and June 30, 2007, the Company made contributions to its international plans and the U.S. non-qualified pension plan of $11 million and $85 million, respectively.

12.	Stock-Based Compensation

Total stock-based compensation expense included within the condensed consolidated statement of operations is as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
Stock-based compensation expense included in:
Product cost of sales	$1	$1	$3	$3
Service cost of sales	-	-	1	1
Selling, general and administrative expenses	4	3	11	9
Income before income taxes	$5	$4	$15	$13

Net income	$3	$3	$10	$9
Basic and diluted earnings per share	$0.02	$0.02	$0.06	$0.05

The Company issued awards of equity instruments under the Company’s various incentive plans for the nine months ended June 30, 2008 and 2007 as follows:

			Performance		Restricted		Restricted
	Options		Shares		Stock		Stock Units
		Weighted		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average	Number	Average
	Issued	Fair Value	Issued	Fair Value	Issued	Fair Value	Issued	Fair Value
Nine months ended June 30, 2008	355,440	$23.36	112,491(a)	$73.37	45,900	$72.12	19,828	$66.19
Nine months ended June 30, 2007	454,930	$16.70	64,285(b)	$58.35	39,520	$57.97	19,726	$64.82

(a) The maximum number of performance shares that can be issued based on the achievement of performance targets for fiscal years 2008 through 2010 is 269,979.

(b) The maximum number of performance shares that can be issued based on the achievement of performance targets for fiscal years 2007 through 2009 is 154,284.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following assumptions for the nine months ended June 30:

	Nine Months Ended
	June 30
	2008	2007
	Grants	Grants
Risk-free interest rate (U.S. Treasury zero coupon issues)	3.89%	4.56%
Expected dividend yield	0.98%	1.09%
Expected volatility	0.30	0.28
Expected life	6 years	5 years

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee Benefits Paid in Company Stock
During the nine months ended June 30, 2008 and 2007, 0.7 million and 0.6 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $46 million and $42 million, respectively.

13.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net income	$174	$146	$496	$429
Unrealized foreign currency translation adjustment	3	3	14	10
Foreign currency cash flow hedge adjustment	(2)	-	(2)	(1)
Amortization of defined benefit plan costs	3	-	5	-
Minimum pension liability adjustment	-	-	-	(47)
Comprehensive income	$178	$149	$513	$391

14.	Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
Earnings from equity affiliates	$3	$1	$7	$6
Interest income	2	1	6	3
Royalty income	1	1	10	6
Other	(1)	-	(2)	(2)
Other income, net	$5	$3	$21	$13

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended June 30, 2008 and 2007, the effective income tax rate was 29.8 percent and 30.1 percent, respectively. During the nine months ended June 30, 2008 and 2007 the effective income tax rate was 30.3 percent and 30.1 percent, respectively.

During the three months ended June 30, 2008 the Joint Committee completed its review of the Internal Revenue Service (IRS) examination of the taxable years ended September 30, 2004 and 2005 as well as the amended returns for the years ended September 30, 2002 and 2003 (the tax settlements) resulting in a benefit to the effective income tax rate for the three months ended June 30, 2008 of about 3 percentage points. During the nine months ended June 30, 2008, the total benefit included in the Company’s effective income tax rate was about 3 percentage points related to the tax settlements.

The Federal Research and Development Tax Credit (R&D Tax Credit) expired December 31, 2007. The effective tax rate for the three and nine months ended June 30, 2008 reflects the unfavorable impact of lower R&D Tax Credits as a result of pro-rating the three months of available R&D Tax Credits over the full 2008 fiscal year.

The effective tax rate for the nine months ended June 30, 2007 reflects the retroactive reinstatement of the R&D Tax Credit which had previously expired December 31, 2005. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively reinstated and extended the R&D Tax Credit from January 1, 2006 to December 31, 2007. The retroactive benefit for the previously expired period from January 1, 2006 to September 30, 2006 was recognized as a discrete item for the nine months ended June 30, 2007 and lowered the Company’s effective tax rate by about 2 percentage points.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The phase-out period for the Federal Extraterritorial Income Exclusion (ETI) tax benefit ended on December 31, 2006. The enacted federal replacement tax benefit for ETI, the Domestic Manufacturing Deduction (DMD), applied to the full fiscal 2007 year. For 2007, the available DMD tax benefit was one-third of the full benefit that will be available in 2011. The amount of DMD tax benefit available in 2008, 2009 and 2010 will be two-thirds of the full benefit.

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

The Company adopted the provisions of FIN 48 effective October 1, 2007. The $5 million cumulative effect of adopting FIN 48 was recorded as a reduction to retained earnings in the first quarter of 2008. As of October 1, 2007, the Company had gross unrecognized tax benefits of $84 million recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position, of which $52 million would affect the effective income tax rate if recognized. At June 30, 2008, the Company had gross unrecognized tax benefits of $59 million recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position, of which $32 million would affect the effective income tax rate if recognized. During the next 12 months, the amount of previously unrecognized tax benefits is not expected to significantly change.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of October 1, 2007, the total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $9 million. As of June 30, 2008, the total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $3 million.

The Company's U.S. federal income tax returns for the tax years ended September 30, 2005 and prior have been audited by the IRS and are closed to further adjustments by the IRS. The IRS is expected to begin its examination of the taxable years ended September 30, 2006 and 2007 before the end of the fiscal year. The Company is also currently under audit in various U.S. state and foreign jurisdictions. The U.S. state and foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company paid income taxes, net of refunds, of $233 million and $182 million during the nine months ended June 30, 2008 and 2007, respectively.

16.	Financial Instruments

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	Asset (Liability)
	June 30, 2008		September 30, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$187	$187	$231	$231
Deferred compensation plan investments	37	37	39	39
Short-term debt	(429)	(429)	-	-
Long-term debt	(228)	(224)	(223)	(216)
Interest rate swaps	1	1	(1)	(1)
Foreign currency forward exchange contracts	(9)	(9)	(5)	(5)

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of cash and cash equivalents approximate its carrying value due to the short-term nature of the instruments. The fair value for deferred compensation plan investments is based on quoted market prices and is recorded at fair value within Other Current Assets and Other Assets. The fair value of short-term debt approximates its carrying value due to the short-term nature of the debt. The fair value of long-term debt is based on quoted market prices for debt with similar terms and maturities.

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

Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At June 30, 2008 and September 30, 2007, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $122 million and $205 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows (in millions):

	Nine Months Ended
	June 30
	2008	2007
Balance at beginning of year	$213	$189
Warranty costs incurred	(38)	(39)
Product warranty accrual	50	56
Reclassifications	-	7
Increase from acquisitions	1	-
Pre-existing warranty adjustments	(1)	-
Balance at June 30	$225	$213

Guarantees

In connection with the acquisition of the Quest joint venture from Evans & Sutherland, the Company entered into a parent company guarantee related to various obligations of Quest. The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant) (the other joint venture partner), the performance of Quest in relation to its contract with the United Kingdom Ministry of Defense (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of June 30, 2008, the outstanding loan balance was approximately $8 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of June 30, 2008, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defense and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of commercial letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at June 30, 2008 were $113 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of June 30, 2008, the Company is involved in the investigation or remediation of seven sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for six of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $9 million. The Company has recorded environmental reserves for this site of $2 million as of June 30, 2008, which represents management’s best estimate of the probable future cost for this site.

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

20.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
Sales:
Commercial Systems	$587	$545	$1,762	$1,579
Government Systems	607	568	1,730	1,610
Total sales	$1,194	$1,113	$3,492	$3,189
Segment operating earnings:
Commercial Systems	$139	$119	$416	$355
Government Systems	131	111	361	320
Total segment operating earnings	270	230	777	675
Interest expense	(5)	(3)	(15)	(10)
Stock-based compensation	(5)	(4)	(15)	(13)
Restructuring adjustment	-	1	-	4
General corporate, net	(12)	(15)	(35)	(42)
Income before income taxes	248	209	712	614
Income tax provision	(74)	(63)	(216)	(185)
Net income	$174	$146	$496	$429

During the three and nine months ended June 30, 2007, the Company lowered a previously established restructuring reserve by $1 million and $4 million, respectively, primarily due to lower than expected employee separation costs.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes sales by product category for the three and nine months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
Commercial Systems product categories:
Air transport aviation electronics	$306	$291	$927	$829
Business and regional aviation electronics	281	254	835	750
Total Commercial Systems sales	$587	$545	$1,762	$1,579

Government Systems product categories:
Airborne Solutions	$429	$404	$1,203	$1,148
Surface Solutions	178	164	527	462
Total Government Systems sales	$607	$568	$1,730	$1,610

The air transport and business and regional aviation electronics product categories are delineated based upon the difference in underlying customer base, size of aircraft, and markets served. Beginning in the fourth quarter of 2007, product category sales for Commercial Systems were reclassified to better align sales for products serving both product categories. Sales for the three and nine months ended June 30, 2007 for the air transport aviation electronics and business and regional aviation electronics product categories have been reclassified to conform to the current year presentation.

Beginning in 2008, product category sales for defense-related products in the Government Systems segment are delineated based upon the difference in underlying customer base and markets served. In prior years, defense-related product categories were delineated based upon their underlying technologies. Sales for the three and nine months ended June 30, 2007 for the Government Systems segment product categories have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and nine months ended June 30, 2008 and 2007 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended June 30, 2008 and 2007

Sales

(dollars in millions)	Three Months Ended June 30
	2008	2007
Total sales	$1,194	$1,113
Percent increase	7%

Total sales for the three months ended June 30, 2008 increased 7 percent to $1,194 million compared to the three months ended June 30, 2007. Commercial Systems sales increased 8 percent and Government Systems sales increased 7 percent for the three months ended June 30, 2008 compared to the same period a year ago. Incremental sales from the August 2007 acquisition of Information Technology & Applications Corporation and the April 2008 acquisition of Athena Technologies contributed a total of $5 million, or less than 1 percentage point of the overall revenue growth. See the following operating segment sections for further discussion of sales for the three months ended June 30, 2008 and 2007.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)	Three Months Ended June 30
	2008	2007
Net income	$174	$146
Net income as a percent of sales	14.6%	13.1%
Diluted earnings per share	$1.07	$0.86

Net income for the three months ended June 30, 2008 increased 19 percent to $174 million, or 14.6 percent of sales, from net income of $146 million, or 13.1 percent of sales, for the three months ended June 30, 2007. Diluted earnings per share increased 24 percent to $1.07 for the three months ended June 30, 2008 from 86 cents for the three months ended June 30, 2007. The increase in net income and diluted earnings per share for the three months ended June 30, 2008 compared to the same period last year was primarily the result of a combination of increased sales volume, productivity improvements, and lower employee incentive compensation costs. Diluted earnings per share for the three months ended June 30, 2008 grew 5 percentage points higher than the rate of net income due to the impact of our share repurchase program.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table presents Commercial Systems’ sales by product category:

(dollars in millions)	Three Months Ended June 30
	2008	2007
Air transport aviation electronics	$306	$291
Business and regional aviation electronics	281	254
Total	$587	$545
Percent increase	8%

Beginning in the fourth quarter of 2007, product category sales for Commercial Systems were reclassified to better align sales for products serving both product categories. Sales for the three months ended June 30, 2007 for our air transport aviation electronics and business and regional aviation electronics product categories have been reclassified to conform to the current year presentation.

Air transport aviation electronics sales increased $15 million, or 5 percent, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This sales growth is primarily attributed to higher avionics sales to airlines and original equipment manufacturers (OEMs) for new aircraft production, partially offset by lower sales of equipment for Boeing 787 simulators and lower sales of in-flight entertainment systems.

Business and regional aviation electronics sales increased $27 million, or 11 percent, for the three months ended June 30, 2008 compared to the same period in the prior year. This sales growth is attributed primarily to market share gains and increased demand for new business and regional aircraft avionics and cabin electronics systems, partially offset by lower regulatory mandate program revenues.

The following table presents Commercial Systems’ sales based on the type of product or service:

(in millions)
	Three Months Ended June 30
	2008	2007
Original equipment	$328	$274
Aftermarket	259	271
Total	$587	$545
Percent increase	8%

Original equipment sales increased $54 million, or 20 percent, for the three months ended June 30, 2008 compared to the same period in the prior year. Market share gains and increased demand for new air transport, business and regional aircraft led to higher avionics sales across all three market areas, with particularly strong growth in sales to air transport aircraft OEMs.

Aftermarket sales decreased $12 million, or 4 percent, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Lower sales of equipment for Boeing 787 simulators and lower regulatory mandate program revenues were partially offset by slightly higher revenues from service and support activities.

Commercial Systems’ Segment Operating Earnings

(dollars in millions)	Three Months Ended June 30
	2008	2007
Segment operating earnings	$139	$119
Percent of sales	23.7%	21.8%

Commercial Systems’ operating earnings increased 17 percent to $139 million, or 23.7 percent of sales, for the three months ended June 30, 2008 compared to operating earnings of $119 million, or 21.8 percent of sales for the three months ended June 30, 2007. The increase in operating earnings and operating margin was primarily due to higher sales volume, productivity improvements, and lower employee incentive compensation costs, partially offset by an increase in lower margin customer funded development sales.

Government Systems Financial Results

Government Systems’ Sales

The following table presents Government Systems’ sales by product category:

(dollars in millions)	Three Months Ended June 30
	2008	2007
Airborne solutions	$429	$404
Surface solutions	178	164
Total	$607	$568
Percent increase	7%

Beginning in 2008, product category sales for defense-related products in our Government Systems segment are delineated based upon the difference in underlying customer base and market served. In prior years, defense-related product categories were delineated based upon their underlying technologies. Sales for the three months ended June 30, 2007 for our Government Systems segment product categories have been reclassified to conform to the current year presentation.

Airborne solutions sales increased $25 million, or 6 percent, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase was primarily due to higher integrated electronics systems revenues from international C-130 upgrade programs and development program revenues from the E-6 mission system upgrade program, partially offset by revenues from a favorable contract termination settlement benefiting the third quarter of last year.

Surface solutions sales increased $14 million, or 9 percent, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase was primarily due to sales for the Ground-Based GPS Receiver Application Module (GB-GRAM) program and sales related to a United Kingdom Ministry of Defense precision targeting system program.

Government Systems’ Segment Operating Earnings

(dollars in millions)	Three Months Ended June 30
	2008	2007
Segment operating earnings	$131	$111
Percent of sales	21.6%	19.5%

Government Systems’ operating earnings increased 18 percent to $131 million, or 21.6 percent of sales, for the three months ended June 30, 2008 compared to operating earnings of $111 million, or 19.5 percent of sales, for the same period a year ago. The increase in operating earnings and operating margin was primarily due to higher sales volume, productivity improvements, lower employee incentive compensation costs, and net favorable contract adjustments, partially offset by the absence of a favorable contract termination settlement benefiting the third quarter of last year.

Nine Months Ended June 30, 2008 and 2007

Sales

(dollars in millions)	Nine Months Ended June 30
	2008	2007
Total sales	$3,492	$3,189
Percent increase	10%

Total sales for the nine months ended June 30, 2008 increased 10 percent to $3,492 million compared to the nine months ended June 30, 2007. Commercial Systems sales increased 12 percent and Government Systems sales increased 7 percent for the nine months ended June 30, 2008 compared to the same period a year ago. Incremental sales from the August 2007 acquisition of Information Technology & Applications Corporation and the April 2008 acquisition of Athena Technologies contributed a total of $15 million, or less than 1 percentage point of the overall revenue growth. See the following operating segment sections for further discussion of sales for the nine months ended June 30, 2008 and 2007.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)	Nine Months Ended June 30
	2008	2007
Net income	$496	$429
Net income as a percent of sales	14.2%	13.5%
Diluted earnings per share	$3.03	$2.52

Net income for the nine months ended June 30, 2008 increased 16 percent to $496 million, or 14.2 percent of sales, from net income of $429 million, or 13.5 percent of sales, for the nine months ended June 30, 2007. Diluted earnings per share increased 20 percent to $3.03 for the nine months ended June 30, 2008 from $2.52 for the nine months ended June 30, 2007. The increase in net income and diluted earnings per share for the nine months ended June 30, 2008 compared to the same period last year was primarily the result of increased sales volume, productivity improvements, and lower incentive compensation costs. Diluted earnings per share for the nine months ended June 30, 2008 also benefited from our share repurchase program.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table represents Commercial Systems’ sales by product category:

(dollars in millions)

	Nine Months Ended June 30
	2008	2007
Air transport aviation electronics	$927	$829
Business and regional aviation electronics	835	750
Total	$1,762	$1,579
Percent increase	12%

Beginning in the fourth quarter of 2007, product category sales for Commercial Systems were reclassified to better align sales for products serving both product categories. Sales for the nine months ended June 30, 2007 for our air transport aviation electronics and business and regional aviation electronics product categories have been reclassified to conform to the current year presentation.

Air transport aviation electronics sales increased $98 million, or 12 percent, for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. This sales growth is primarily attributed to higher avionics sales to airlines and OEMs for new aircraft production as well as slightly higher sales for service and support activities.

Business and regional aviation electronics sales increased $85 million, or 11 percent, for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. This sales growth is attributed primarily to market share gains and increased demand for new business and regional aircraft partially offset by slightly lower business and regional retrofits and spares sales and lower regulatory mandate program revenues.

The following table represents Commercial Systems’ sales based on the type of product or service:

(in millions)
	Nine Months Ended June 30
	2008	2007
Original equipment	$971	$783
Aftermarket	791	796
Total	$1,762	$1,579
Percent increase	12%

Original equipment sales increased $188 million, or 24 percent, for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. Market share gains and increased demand for new air transport, business and regional aircraft led to higher flight deck avionics sales across all three market areas. In addition, sales for in-flight entertainment systems increased over the same period a year ago.

Aftermarket sales decreased $5 million, or 1 percent, for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. The anticipated impact of lower in-flight entertainment and business aircraft retrofits and spares revenues as well as lower regulatory mandate program revenues were partially offset by higher revenues from service and support activities.

Commercial Systems’ Segment Operating Earnings

(dollars in millions)	Nine Months Ended June 30
	2008	2007
Segment operating earnings	$416	$355
Percent of sales	23.6%	22.5%

Commercial Systems’ operating earnings increased 17 percent to $416 million, or 23.6 percent of sales, for the nine months ended June 30, 2008 compared to operating earnings of $355 million, or 22.5 percent of sales for the nine months ended June 30, 2007. The increase in operating earnings and operating margin was primarily due to higher revenues, productivity improvements, and lower employee incentive compensation costs, partially offset by higher research and development costs.

Government Systems Financial Results

Government Systems’ Sales

(dollars in millions)	Nine Months Ended June 30
	2008	2007
Airborne solutions	$1,203	$1,148
Surface solutions	527	462
Total	$1,730	$1,610
Percent increase	7%

Beginning in 2008, product category sales for defense-related products in our Government Systems segment are delineated based upon the difference in underlying customer base and market served. In prior years, defense-related product categories were delineated based upon their underlying technologies. Sales for the nine months ended June 30, 2007 for our Government Systems segment product categories have been reclassified to conform to the current year presentation.

Airborne solutions sales increased $55 million, or 5 percent, for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. This increase was primarily due to higher integrated electronics systems revenues from international C-130 upgrade programs, development program revenues from the E-6 mission system upgrade program, and the German Army CH-53 G helicopter program.

Surface solutions sales increased $65 million, or 14 percent, for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. This increase was primarily due to higher sales from the Ground-Based GPS Receiver Application Module (GB-GRAM) program, the United Kingdom Ministry of Defense precision targeting system program, and the Defense Advanced GPS Receiver (DAGR) program.

Government Systems’ Segment Operating Earnings

(dollars in millions)	Nine Months Ended June 30
	2008	2007
Segment operating earnings	$361	$320
Percent of sales	20.9%	19.9%

Government Systems’ operating earnings increased $41 million, or 13 percent, for the nine months ended June 30, 2008, compared to the same period a year ago. The positive impact of higher sales, productivity improvements, and lower employee incentive compensation costs more than offset the absence of net favorable contract profit rate adjustments benefiting the nine months ended June 30, 2007.

Retirement Benefits

Net benefit expense / (income) for pension benefits and other retirement benefits are as follows:
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
Pension benefits	$-	$1	$(2)	$7
Other retirement benefits	(1)	(1)	(2)	(3)
Net benefit expense / (income)	$(1)	$-	$(4)	$4

Pension Benefits
Pension income for the full year 2008 is expected to be $3 million compared to pension expense of $9 million for the full year 2007. The change is due primarily to the favorable impact of an increase in the defined benefit pension plan valuation discount rate from 6.1 percent in 2007 to 6.6 percent in 2008 used to measure our pension expense.

Other Retirement Benefits
We expect Other Retirement Benefits income of approximately $2 million for the full year 2008 compared to the full year 2007 income of $5 million.

Income Taxes

At the end of each interim reporting period, we make an estimate of the annual effective income tax rate. Tax items included in the annual effective tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The difference between our effective income tax rate and the statutory tax rate is primarily due to the benefit from the settlement of certain tax matters, the tax benefits derived from the Federal Research and Development Tax Credit (R&D Tax Credit), the Domestic Manufacturing Deduction (DMD), and certain other discrete matters. See Note 15 in the condensed consolidated financial statements for further information related to income taxes.

During the three months ended June 30, 2008 and 2007, our effective income tax rate was 29.8 percent and 30.1 percent, respectively. The effective tax rate was lower for the three months ended June 30, 2008 than the same period in the prior year primarily due to the resolution of certain tax matters and an increase in the DMD benefit, partially offset by higher incremental pre-tax earnings and differences in the availability of R&D Tax Credits. Federal legislation extending the availability of R&D Tax Credits beyond December 31, 2007 has not been enacted. The effective income tax rate for the three months ended June 30, 2008 reflects the unfavorable impact of lower R&D Tax Credits as a result of pro-rating the three months of available R&D Tax Credits during our fiscal year over the full 2008 fiscal year.

During the nine months ended June 30, 2008 and 2007, our effective income tax rate was 30.3 percent and 30.1 percent, respectively. The effective income tax rate was higher for the nine months ended June 30, 2008 than the same period in the prior year primarily due to the retroactive reinstatement of R&D Tax Credits during the nine months ended June 30, 2007, higher pre-tax earnings in 2008, and the lack of R&D Tax Credits past December 31, 2007, offset by the resolution of certain tax matters as a result of the completion of the tax settlement during the nine months ended June 30, 2008. Including the impact of these items, if the R&D tax credit is not extended, we currently expect our annual effective income tax rate to be in the range of 30.5 percent to 31.0 percent in 2008.

Outlook

A summary of our 2008 anticipated results is as follows:

•	Total sales of about $4.75 billion.
•	Earnings per share in the range of $4.05 to $4.10.
•	Cash flow from operating activities in the range of $675 million to $725 million.
•	Research and development expenditures in the range of $925 million to $950 million.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities

(in millions)	Nine Months Ended
	June 30
	2008	2007
Cash provided by operating activities	$310	$298

The $12 million increase in cash provided by operating activities during the nine months ended June 30, 2008 compared to the same period last year was primarily due to higher net income and lower pension plan contributions, partially offset by higher employee incentive compensation payments, higher income tax payments, and lower advance payments from customers.

Investing Activities

(in millions)	Nine Months Ended
	June 30
	2008	2007
Cash used for investing activities	$(226)	$(71)

The $155 million increase in cash used for investing activities during the nine months ended June 30, 2008 compared to the same period last year was primarily due to the following:

•	$107 million related to the acquisition of Athena Technologies, Inc. in April of 2008.
•	$28 million of additional capital expenditures during the nine months ended June 30, 2008 compared to the same period a year ago.
•
The nine months ended June 30, 2007 benefited from a $14 million recovery of a license fee paid to The Boeing Company in prior years as a result of The Boeing Company exiting the high-speed broadband communication connectivity markets.

•	During the nine months ended June 30, 2007, we received $5 million as a result of a purchase price adjustment related to the E&S Simulation Business.

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

Financing Activities

(in millions)	Nine Months Ended
	June 30
	2008	2007
Cash used for financing activities	$(131)	$(241)

The $110 million decrease in cash used for financing activities during the nine months ended June 30, 2008 compared to the same period last year was impacted by the following:

•	We had proceeds from short-term borrowings of $429 million for the nine months ended June 30, 2008 compared to net payments on borrowings in the same period last year of $23 million.
•	Share repurchases increased during the nine months ended June 30, 2008 to $492 million compared to $222 million paid for share repurchases during the same period last year.
•	We received $16 million from the exercise of stock options for the nine months ended June 30, 2008 compared to $56 million for the same period last year.
•	We received a $7 million excess tax benefit from the exercise of stock options for the nine months ended June 30, 2008 compared to $29 million for the same period last year.
•	We paid cash dividends of $91 million during the nine months ended June 30, 2008 compared to $81 million for the same period last year.

Cash generated by operations combined with our borrowing capacity is expected to meet the foreseeable future cash flow needs for capital expenditures, dividend payments, contractual commitments, acquisitions, and share repurchases.

Liquidity

In addition to cash provided by normal operating activities, we utilize a combination of short-term and long-term debt to finance operations. Our primary source of short-term liquidity is through borrowings in the commercial paper market. Our access to that market is facilitated by the strength of our credit ratings and an $850 million committed credit facility with several banks (Revolving Credit Facility). Our current ratings as provided by Moody’s Investors Service, Standard & Poor’s and Fitch, Inc. are A1 / A / A, respectively, for long-term debt and P-1 / A-1 / F1, respectively, for short-term debt. All three agencies have stable outlooks on our credit rating.

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. At June 30, 2008 short-term commercial paper borrowings outstanding were $405 million with a weighted average interest rate and maturity period of 2.19 percent and 17 days, respectively.

Our Revolving Credit Facility consists of an $850 million facility with various banks through March 2012. The Revolving Credit Facility exists primarily to support our commercial paper program, but is available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit plans. Our debt to total capitalization ratio at June 30, 2008 was 25 percent. The Revolving Credit Facility contains covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. The Revolving Credit Facility does not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. In addition, short-term credit facilities available to foreign subsidiaries amounted to $67 million as of June 30, 2008, of which $22 million was utilized to support commitments in the form of commercial letters of credit. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. There were $24 million of short-term borrowings outstanding under our foreign subsidiaries credit facilities as of June 30, 2008.

In addition to our credit facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the Notes) under the shelf registration statement. The Notes contain covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. At June 30, 2008, $550 million of the shelf registration was available for future use.

During June 2006 we entered into a five-year unsecured variable rate loan facility agreement for 20.4 million euros ($25 million) to facilitate our implementation of the cash repatriation provisions of the American Jobs Creation Act of 2004. The variable rate loan facility agreement contains customary loan covenants, none of which are financial. Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreement would require the repayment of any outstanding borrowings under the agreement. As of June 30, 2008, 17.4 million euros ($27 million) was outstanding under the variable rate loan facility agreement.

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

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections, financial guidance, and business outlooks, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the potential impacts of geopolitical events; the financial condition of our customers (including major U.S. airlines); the health of the global economy; changes in interest rates and currency exchange rates; worldwide recession; the potential adverse impact of oil prices on the commercial aerospace industry; the cost of the global war on terrorism on U.S. government military procurement expenditures and program budgets; systematic decline in U.S. defense spending; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; customer bankruptcies and profitability; customer changes in short-range and long-range plans; timing of customer payments of receivables; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by our customers; performance of our suppliers and subcontractors; risks inherent in fixed price contracts, particularly the risk of cost overruns; risk of significant disruption to air travel; our ability to execute to our internal performance plans such as our productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with export control regulations; risk of asset impairments and government claims related to our pension plan freeze; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof and the company assumes no obligation to update any forward-looking statement.

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

At June 30, 2008, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $201 million and a fair value of $197 million. We converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 7.5 basis points by executing “receive fixed, pay variable” interest rate swap contracts. A 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term debt, exclusive of the effects of the interest rate swap contracts, by $3 million and $3 million, respectively. The $100 million notional value of interest rate swap contracts had a carrying and fair value of $1 million at June 30, 2008. A 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $2 million and $2 million, respectively. At June 30, 2008, we also had $27 million of variable rate long-term debt outstanding and variable rate short-term borrowings of $429 million. Our results of operations are affected by changes in market interest rates related to the variable rate debt. Inclusive of the effect of the interest rate swaps, a 10 percent increase or decrease in average market interest rates would not have a significant effect on our results of operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10 and 16 in the condensed consolidated financial statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in foreign subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $122 million and $205 million at June 30, 2008 and September 30, 2007, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling, and Japanese yen. The duration of foreign currency contracts is generally two years or less. The net fair value of these foreign currency contracts at June 30, 2008 and September 30, 2007 were net liabilities of $9 million and $5 million, respectively. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts by $7 million.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of June 30, 2008, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of June 30, 2008 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2008 through April 30, 2008	-	-	-	$326 million
May 1, 2008 through May 31, 2008	570,000	$63.52	570,000	$289 million
June 1, 2008 through June 30, 2008	830,000	$54.09	830,000	$245 million
Total	1,400,000	$57.93	1,400,000	$245 million

1  On November 13, 2007 our Board authorized the repurchase of an additional $500 million of our common stock. This authorization has no stated expiration.

Item 6.  Exhibits

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges for the nine months ended June 30, 2008.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: July 23, 2008	By	/s/ M. A. Schulte
M. A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: July 23, 2008	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary