Form 10-K
period 2008-09-30
ROCKWELL COLLINS INC
filed 2008-11-25
CIK 1137411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16445

Rockwell Collins, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2314475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Collins Road NE Cedar Rapids, Iowa	52498
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (319) 295-1000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share (including the associated Preferred Share Purchase Rights)	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on March 28, 2008 was approximately $9.2 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

158,308,602 shares of the registrant's Common Stock were outstanding on October 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 10, 2009 is incorporated by reference into Part III.

 Rockwell Collins, Inc.

Annual Report on Form 10-K

Table of Contents

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

        Our company's heritage is rooted in the Collins Radio Company formed in 1933. Rockwell Collins, Inc., the parent company, is incorporated in Delaware. As used herein, the terms "we", "us", "our", "Rockwell Collins" or the "Company" include subsidiaries and predecessors unless the context indicates otherwise.

        Whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions of our 2008 Annual Report to Shareowners (the "2008 Annual Report") or to information in our Proxy Statement for the Annual Meeting of Shareowners to be held on February 10, 2009 (the "2009 Proxy Statement"), such information shall be deemed to be incorporated herein by such reference.

        All date references contained herein relate to our fiscal year ending on the Friday closest to September 30 unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end date. 2008 was a 53-week fiscal year, while 2007 and 2006 were 52-week fiscal years.

Financial Information About Our Business Segments

        Financial information with respect to our business segments, including product line disclosures, revenues, operating earnings and total assets, is contained under the caption Segment Financial Results in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below, and in Note 22 of the Notes to Consolidated Financial Statements in Item 8 below.

Access to the Company's Reports and Governance Information

        We maintain an Internet website at www.rockwellcollins.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on this site as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (SEC). All reports we file with the SEC are also available free of charge via EDGAR through the SEC's website at www.sec.gov. We also post corporate governance information (including our corporate governance guidelines and Board committee charters) and other information related to our company on our Internet website and this information is available free of charge on this site. We will provide, without charge, upon written request, copies of our SEC reports and corporate governance information. Our Internet website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

Description of Business by Segment

        We serve our worldwide customer base through our Commercial Systems and Government Systems business segments. These two segments are described in detail below.

Commercial Systems

        Our Commercial Systems business supplies aviation electronics systems, products, and services to customers located throughout the world. The customer base is comprised of original equipment manufacturers (OEMs) of commercial air transport, business and regional aircraft, commercial airlines and fractional and other business aircraft operators. These systems and products include flight deck electronic systems and products, including communications, navigation, surveillance, displays and automatic flight control and flight management systems, as well as in-flight entertainment, cabin electronics, information management, electro mechanical pilot controls and actuation and simulation and training.

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

  •
  Integrated information systems to provide information management solutions that help improve flight operations, maintenance and cabin services, as well as provide worldwide satellite TV reception.

  •
  Electro mechanical pilot controls and actuation systems, including horizontal stabilizer and trim actuation systems, throttle quadrants, cockpit pedals and other pilot controls.

  •
  Simulation and training systems, including visual system products, training systems and engineering services.

  •
  Maintenance, repair, parts and after-sales support services.

Highlights for the Commercial Systems segment in 2008 included:

  •
  Airbus selected us to provide information management, navigation, communications, avionics data network, landing guidance systems, and trimmable horizontal stabilizer actuator capabilities for all new A350 XWB (Xtra Wide-Body) aircraft. We expect the potential revenues on this program to be more than $2.5 billion over the life of the program. In addition, the award defines our company as a major systems integrator for Airbus, and means that the A350 XWB will have more Rockwell Collins content than any Airbus platform in history.

  •
  Mitsubishi Heavy Industries, Ltd. (MHI) selected us to provide Pro Line Fusion™ avionics for the Mitsubishi Regional Jet (MRJ). We will also provide primary flight control computers, pilot controls and horizontal stabilizer trim systems for the MRJ. Pro Line Fusion features an open architecture, while providing an intuitive graphical human-machine interface, extensive situational awareness capabilities and comprehensive integration with aircraft systems.

    Furthermore, the Pro Line Fusion system offers information management capabilities for database management, aircraft maintenance and airline operations planning to enhance operational efficiency. The primary flight control computers will be a key component of the MRJ fly-by-wire system. The pilot controls system will include the control wheels, columns, pedals, associated feel systems and pedestal controls. MHI expects global demand for around 5,000 regional jets in the MRJ size class over the next 20 years.

  •
  Our Pro Line Fusion integrated avionics was selected for Bombardier's CSeries family of new generation commercial aircraft. Entry into service is scheduled for 2013.

  •
  Cessna Aircraft selected our Pro Line Fusion and Head-up Guidance System for its Citation Columbus Business Jet. Standard features on the Columbus flight deck include: four high resolution 15-inch diagonal Liquid Crystal Displays with Synthetic Vision depiction of terrain and obstacles; MultiScan™ Weather Radar; Integrated Flight Information Systems (IFIS) with electronic charts, enhanced maps and graphical weather overlays; dual Advanced Flight Management Systems (FMS) with Wide Area Augmentation System that supports Localizer Precision with Vertical guidance approaches and Required Navigation Performance capabilities. The HGS-6000 series, featuring advanced active-matrix liquid crystal display technology, presents critical flight information in the pilot's forward field of view. The Citation Columbus business jet is expected to debut in 2014.

  •
  Our Pro Line Fusion integrated avionics was selected for Embraer's new Legacy 450 and 500 aircraft. The Legacy will mark the debut of our integrated avionics into the Embraer executive jet family.

  •
  Bombardier selected our Pro Line Fusion for the all-composite Learjet 85. In addition to features available at entry into service, we have jointly planned with Bombardier a series of technology updates as the Air Traffic Control infrastructure evolves.

  •
  Gulfstream selected us to provide the pilot controls, Horizontal Stabilizer Trim System (HSTS) and Head-up Guidance System for its new G650 business jet. The G650 flight deck will feature our latest generation of modular designed pilot controls including the flap and speed brake control modules, the pitch, roll and yaw pilot controls, as well as their interfaces to the aircraft's fly-by-wire system. The HSTS is a major flight control system component that optimizes aerodynamics by responding to complex computations to trim the pitch of the aircraft during flight. The G650 features our HGS-6250 advanced active-matrix liquid crystal display technology and presents critical flight information in the pilot's forward field of view. Aircraft flight path and attitude symbols appear overlaying the outside scene enhancing situational awareness, improving energy management and increasing touchdown precision.

  •
  We completed the purchase of the SKYLink™ broadband terminal product line from ARINC. Ideal for installation on larger business jets such as Gulfstream's G550, Dassault's F7X and Bombardier's Global Express, we sell and support the product line under the eXchange™ brand. eXchange is a real time two-way connectivity system providing true broadband speeds of up to 3.5Mbps to the aircraft. It enables customers to access email, corporate intranets and the Internet, with options for global Voice over IP telephone service and videoconferencing. In addition, eXchange supports data connectivity for select Wi-Fi enabled smartphones, such as certain of RIM's Blackberry models, allowing users to access email and other data services. The eXchange offering also includes airborne broadband terminals and satellite services supplied by ViaSat, Inc. Coverage for eXchange using the SKYLink service is available in North America, most of Europe, the North Atlantic and substantial parts of the Caribbean, Central America and parts of South America.

Government Systems

        Our Government Systems business provides communication and electronic systems, products and services for airborne and surface applications to the U.S. Department of Defense, other government agencies, civil agencies, defense contractors and foreign ministries of defense. These systems, products and services support airborne (fixed wing and rotary), ground and shipboard applications.

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

Highlights for the Government Systems segment in 2008 included:

  •
  We were awarded a contract for the first phase of the Common Range Integrated Instrumentation System (CRIIS) program by the U.S. Air Force. We are the prime contractor with team members from Cubic Defense Applications, Honeywell, NavCom Technology and Argon ST. CRIIS will replace the aging Advanced Range Data System currently in use at major U.S. Air Force, Army and Navy test ranges. CRIIS will improve time, space and position information accuracy, security, and datalink features. The Phase I award is the first of two phases leading to the upgrade of test and evaluation ranges in support of testing modern platforms. In two years, a single prime contractor will be selected out of the two Phase I competitors to enter the system design and development phase. The contract is valued at $42 million.

  •
  As a member of the Raytheon, Northrop Grumman and SAIC team, we were selected by the U.S. Navy to execute the Joint Precision Approach and Landing System (JPALS) Increment 1 program. The program value for Rockwell Collins is $94 million. We will provide Global Positioning System (GPS) and communications subsystems, systems engineering, test and logistics support. JPALS Increment 1 provides the Navy a secure, all-weather shipboard landing system. It will use GPS technology and provide a survivable, day-night precision approach and landing capability for vessels afloat. Increment 1 will provide joint operational capability for U.S. forces to perform missions from shipboard environments under a wide range of meteorological and terrain conditions.

  •
  The U.S. Air Force exercised a $51 million contract option with us to complete the next phase of the Modernized User Equipment (MUE) program. Work will consist of receiver card development for ground and airborne applications including test and security certification for the next-generation Global Positioning System (GPS) technology. The U.S. Air Force is in the process of modernizing all three components of the GPS system: the satellite, control and user equipment segments. The MUE Receiver Card Development program, awarded by the U.S. Air Force Space and Missile Systems Center (SMC), represents the military user equipment portion of the next-generation GPS system that adds a new military signal and security architecture. The new technology offers enhanced integrity, exclusivity and improved anti-jam capabilities designed to more effectively support the warfighter and future military GPS requirements.

  •
  We acquired Athena Technologies, a privately held company that develops and provides flight control and navigation solutions primarily to the Unmanned Aerial Vehicle (UAV) market segment. Athena, which produces the GuideStar® family of versatile, compact and cost-effective flight control systems, provides us with new growth opportunities on both manned and unmanned platforms across both military and commercial market areas.

  •
  We were selected by the U.S. Navy to provide the E-2D Advanced Hawkeye Integrated Training System for Aircrew. The initial contract award is $68 million, with a total target price of $164 million. The E-2D Advanced Hawkeye will feature a state-of-the art radar with a two-generation leap in capability, as well as upgraded aircraft systems and avionics that will improve supportability and increase readiness. Using this capability, the E-2D will provide area surveillance, communications relay, search and rescue coordination and air traffic control, and will provide advance warning of approaching enemy surface units, smaller targets and aircraft vectoring interceptors, and strike aircraft in an attack.

  •
  Our Common Avionics Architecture System (CAAS) cockpit in the Boeing CH-47F Chinook helicopter was declared operationally ready for deployment by the U.S. Army. The first CAAS-equipped platform, the MH-47G, operated by the U.S. Army's 160th Special Operations Aviation Regiment, completed final qualification testing and was deployed in early 2007. The recent completion of development and testing in the CH-47F paves the way for the fielding of potentially more than 500 CAAS cockpits in Chinook aircraft. The CAAS solution utilizes common, reusable processing elements in each piece of hardware and incorporates an open systems architecture based on commercial standards initially developed for the Special Operations Forces' MH-47 and MH-60 helicopter fleets, our CAAS solution has also been selected for the UH-60M, ARH-70A, MH-60T, VH-60N, CH-53E and CH-53K.

  •
  The U.S. Air Force awarded us a $65 million modification to the C/KC-135 Global Air Traffic Management (GATM) Lot VI contract. This is in addition to previously ordered hardware kits and installations, making Lot VI the largest production option exercised to date under this contract. Given this latest modification, the GATM contract value now exceeds $555 million. We have delivered 229 C/KC-135 production aircraft equipped with GATM technology to the U.S. Air Force. This program is touted by the U.S. Air Force as a model program that continues to exceed requirements for on-time delivery.

  •
  BAE SYSTEMS selected us to provide advanced displays to the U.S. Army Future Combat Systems (FCS) Manned Ground Vehicle Program. The Common Crew Station Display will serve as the primary information display for the new family of combat vehicles fielded as part of FCS. The initial contract is valued at $8 million. FCS is a joint networked family of manned and unmanned ground and air platforms and sensors that enables ground combat forces to conduct their missions safely and more effectively. Boeing and partner Science Applications International function as the Lead Systems Integrator for the program, managing a best-of-industry team of more than 500 partners and suppliers.

  •
  Our visual systems were selected to upgrade United Kingdom and Italian simulator systems. Boeing selected us to upgrade three AH-Mk1 Apache Field Deployable Simulators and one AH-Mk1 Apache Full Mission Simulator for the Aviation Training International Limited AH-Mk1 Apache training system in the United Kingdom. This upgrade includes four of our

    EPXTM-5000 image generators, eight 9-channel large field of view display systems and enhancements of the existing training databases. Galileo Avionica, a Finmeccanica Company, selected us to provide the EPX-5000 image generator and Environment Creation Tool database to upgrade the Italian Air Force's Tornado simulators. Designed for the most demanding training requirements, the EPX-5000 Image Generator balances commercial-off-the-shelf technology with our Pixel Engine-1 rendering hardware to deliver high-performance, high-fidelity visual training environments.

Customers, Sales and Marketing

        We serve a broad range of customers worldwide, including the U.S. Department of Defense, U.S. Coast Guard, civil agencies, defense contractors, foreign ministries of defense, manufacturers of commercial air transport, business and regional aircraft, commercial airlines, and fractional and other business jet operators. We market our systems, products and services directly to Commercial Systems and Government Systems customers through an internal marketing and sales force. In addition, we utilize a worldwide dealer network to distribute our products and international sales representatives to assist with international sales and marketing. In 2008, various branches of the U.S. Government accounted for 38 percent of our total sales.

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

Competition

        We operate in a highly competitive environment. Principal competitive factors include total cost of ownership, product and system performance, quality, service, warranty and indemnification terms, technology, design engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of United States and international companies, including approximately ten principal competitors in each of our Commercial Systems and Government Systems businesses. Many of these competitors are also our suppliers or customers on some of our programs. Some of our principal competitors include Honeywell International, Inc., Thales S.A., Panasonic, Raytheon Co., Harris Corp., BAE Systems Aerospace, Inc., General Dynamics Corporation, L3 Communications, Inc., The Boeing Company, Northrop Grumman Corp. and CAE, Several of our competitors are significantly larger than us in terms of resources and market share, and can offer a broader range of products. Some of our competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In addition, some of our competitors offer avionics and communications solutions with fewer features and lower prices that may compete with our solutions. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products. Furthermore, competitors who have greater financial resources may be better able to provide a broader range of financing alternatives to their customers in connection with sales of their products.

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

        Our investment in inventory is a significant part of our working capital and historically we have maintained sufficient inventory to meet our customers' requirements on a timely basis. This investment includes production stock, work-in-process inventory, finished goods, spare parts and goods on consignment with airlines. Our accounts receivable also constitute a significant part of our working capital. Accounts receivable includes unbilled receivables related to sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms. The critical accounting policies involving inventory valuation reserves and long-term contracts are discussed under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

Backlog

        The following table summarizes our backlog (in billions):

	September 30
	2008	2007
Commercial Systems	$1.3	$1.1
Government Systems:
Funded Orders	2.9	2.5
Unfunded Orders	0.3	0.3

Total Backlog	$4.5	$3.9

        Our backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. Although we believe that the orders included in backlog are firm, most of our backlog involves orders that can be modified or terminated by the customer. Our backlog at September 30, 2008 includes approximately $1.9 billion of orders not expected to be filled by us in 2009.

Joint Ventures

        Joint ventures, strategic investments and other cooperative arrangements are part of our business strategies to broaden the market for our products and develop new technologies. We currently have interests in several non-majority owned joint ventures.

        We have a 50 percent ownership interest in each of the following:

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

Highlights for our Joint Ventures in 2008 included:

  •
  IGS was awarded a subcontract to provide the deeply integrated navigator for the U.S. Army Non-Line of Sight-Launch System (NLOS-LS) program. The initial contract calls for IGS to develop guidance systems for the NLOS-LS Precision Attack Missile (PAM) and Container Launch Unit (CLU). Deliveries are expected to begin in 2009, with potential quantities of up to 30,700 PAM and 900 CLU systems being delivered over the next 15 years.

  •
  VSI was awarded contracts for the Joint Helmet Mounted Cueing System (JHMCS) valued at more than $600 million in revenues. The contracts include the eighth production award from The Boeing Company, this one calling for the delivery of more than 500 JHMCS. Additional contracts satisfy U.S. government and various domestic and international armed services requirements for numerous F-15, F-16 and F/A-18 aircraft. The JHMCS provides the pilot with exceptional "first look, first shot" off-boresight weapons engagement capabilities. The system enables the pilot to accurately cue onboard weapons and sensors against enemy aircraft and ground targets without the need to turn the aircraft or place the target in the Head-Up Display for designation. Critical information and symbology, such as targeting cues and aircraft performance parameters, are graphically displayed directly on the pilot's visor. This information, combined with the display of data link cues and other navigational and aircraft performance parameters, provide the pilot with a substantial increase in situational awareness.

  •
  The U.K. Ministry of Defence selected DLS to provide post-design engineering and logistics support services for Link 16 communications terminals. Under a $12 million contract, DLS will provide support services for Link 16 products installed on several platforms, including the Royal Air Force E-3, Tornado, and Typhoon; Royal Navy Sea King helicopter and Type 42 destroyers; and the U.K. Air Defence Ground Environment.

  •
  DLS will provide Multifunctional Information Distribution System (MIDS) on-ship systems to the U.S. Navy and international naval forces under a $32 million Navy contract. The systems will equip command-and-control platforms with time-critical targeting and Blue Force Tracking—a system of software and computers that links satellites, sensors, communications devices, vehicles, aircraft, and weapons in a digital network. MIDS-on-ship, or MOS, increases situational awareness by providing secure, high-capacity, jam-resistant digital Link 16 data and voice communications capabilities. Work is expected to be completed by August 2013.

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

        We completed five acquisitions in the past three years to augment our internal growth plans. These acquisitions were:

  •
  flight control and navigation solutions primarily to the Unmanned Aerial Vehicle (UAV) market segment: the April 2008 acquisition of Athena Technologies, Inc.,

  •
  satellite intelligence products and software applications: the August 2007 acquisition of Information Technology & Applications Corporation;

  •
  software applications: the September 2006 acquisition of Anzus, Inc.;

  •
  digital communications and networking technology: the September 2006 acquisition of IP Unwired Inc.; and

  •
  visual systems for military and commercial simulation: the May 2006 acquisition of certain assets of Evans & Sutherland Computer Corporation.

        In September 2006, we completed the disposition of our 50 percent interest in Rockwell Scientific Company LLC to Teledyne Brown Engineering, Inc.

        Additional information relating to our acquisitions and disposition is contained in Notes 3, 7 and 8 of the Notes to Consolidated Financial Statements in Item 8 below.

Research and Development

        We have significant research, development, engineering and product design capabilities. At September 30, we employed approximately 6,300 engineers.

        Amounts attributed to our research and development activities are as follows:

(in millions)	2008	2007	2006
Customer-funded(1)	$501	$480	$443
Company-funded	395	347	279

Total research and development	$896	$827	$722

    (1)
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

        Rockwell Automation, Inc. (Rockwell) continues to own the "Rockwell" name. In connection with our spin-off from Rockwell in 2001, we were granted the exclusive right to continue to use the Rockwell Collins name for use in our business other than in connection with the Rockwell Automation business or industrial automation products. This exclusive right would terminate following certain change of control events applicable to us as described in our distribution agreement with Rockwell.

Employees

        As of September 30, 2008, we had approximately 20,300 employees. Approximately 2,400 of our employees in the United States are covered by collective bargaining agreements. The collective bargaining agreements are generally set to expire between September 2010 and May 2013.

Cyclicality and Seasonality

        The avionics and communications markets in which we sell our products are, to varying degrees, cyclical and have experienced periodic downturns. For example, markets for our commercial aviation electronic products have experienced downturns during periods of slowdowns in the commercial airline industry and during periods of weak conditions in the economy in general, as demand for new aircraft generally declines during these periods. Although we believe that our Government Systems business reduces our exposure to these business downturns, we may experience downturns in the future. Our Government Systems business is also subject to some cyclicality primarily as a result of U.S. Government defense budget cycles.

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

Environmental Matters

        Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had and will continue to have an impact on our manufacturing operations. To date, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. We believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business or financial condition, but could possibly be material to the results of operations or cash flows of any one period. Additional information on environmental matters is contained in Note 20 of the Notes to Consolidated Financial Statements in Item 8 below.

Geographic Information

        Our principal markets outside the United States are in France, Canada, the United Kingdom, Germany, China, Japan, Singapore, Israel, Australia and Brazil. In addition to normal business risks, operations outside the United States are subject to other risks, including political, economic and social environments, governmental laws and regulations, and currency revaluations and fluctuations.

        Selected financial information by major geographic area for each of the three years in the period ended September 30, 2008 is contained in Note 22 of the Notes to Consolidated Financial Statements in Item 8 below.

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

A global recession and continued credit tightening could adversely affect us.

        Concerns about a potential global recession and continued credit tightening, including failures of financial institutions, has initiated unprecedented government intervention in the U.S., Europe and other regions of the world. If these concerns continue or worsen, risks to us include:

  •
  declines in revenues and profitability from reduced orders, payment delays or other factors caused by the economic problems of customers;

  •
  reprioritization of government spending away from defense programs in which we participate;

  •
  adverse impacts on our access to short-term commercial paper borrowings or other credit sources; and

  •
  supply problems associated with any financial constraints faced by our suppliers.

International conflicts and terrorism may adversely affect our business.

        International conflicts such as the war in Iraq and Afghanistan, political turmoil in the Middle and Far East and the possibility of future terrorist attacks cause significant uncertainty with respect to U.S.

and other business and financial markets and may adversely affect our business. These international conflicts also affect the price of oil, which has a significant impact on the financial health of our commercial customers. Although our Government Systems business may experience greater demand for its products as a result of increased government defense spending, factors arising (directly or indirectly) from international conflicts or terrorism which may adversely affect our business include reduced aircraft build rates, upgrades, maintenance and spending on discretionary products such as in-flight entertainment, as well as increases in the cost of property and aviation products insurance and increased restrictions placed on our insurance policies. The war in Iraq creates the risk that our Government Systems' customers may need to redirect funding from our existing business to pay for war-related activities. Furthermore, we currently hold only nominal insurance related to the effects of terrorist acts on our assets and our aircraft products.

We depend to a significant degree on U.S. government contracts, which are subject to unique risks.

        In 2008, 38 percent of our sales were derived from United States government contracts. In addition to normal business risks, our supply of systems and products to the United States government is subject to unique risks which are largely beyond our control. These risks include:

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

  •
  deterioration in the financial condition of some of our existing and potential customers;

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

        The aerospace industry is experiencing a global transition from traditional communications, navigation, surveillance and air traffic control systems to air traffic management systems utilizing satellite-based technologies that will allow pilots to fly at desired paths and speeds selected in real time, while still complying with instrument flight regulations. The transition to these technologies will require the use of digital communications systems, global positioning system navigation, satellite surveillance techniques and ground surveillance systems. These technologies are expected to result in more direct and efficient flight routes, fewer flight delays and reduced airport congestion. Although we believe that we are well positioned to participate in this market evolution, our ability to capitalize on the transition to these airspace management technologies is subject to various risks, including:

  •
  delays in the development of the necessary satellite and ground infrastructure by U.S. and other governments;

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

        In 2008, revenues from products and services exported from the U.S. or manufactured and serviced abroad were 34 percent of our total sales. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:

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

  •
  requirements of certain customers to have us agree to specified levels of in-country purchases or investments, known as offsets, and penalities if we fail to meet these offset requirements;

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

        During 2008, approximately 89 percent of our total sales were from, and a significant portion of our anticipated future sales will be from, firm, fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial cost estimates are incorrect, we can incur losses on these contracts. These fixed-price contracts can expose us to potentially large losses because the customer may compel us to complete a project or, in the event of a termination for default, pay the entire incremental cost of its replacement by another provider regardless of the size of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns could have an adverse impact on our financial condition, operating results and cash flows.

Costs of certain employee and retiree benefits may continue to rise.

        Although we have taken action seeking to contain volatility in the costs related to medical and pension benefits, there are risks that our costs for these benefits will increase as a result of:

  •
  continued increases in medical costs related to current employees due to increased usage of medical benefits and medical inflation in the United States;

  •
  the effect declines in the stock and bond markets have on the performance of our pension plan assets; and

  •
  potential reductions in the discount rate used to determine the present value of our retirement benefit obligations.

Tax law changes expected to impact our effective tax rate.

        Our effective tax rate has been lower than the statutory tax rate primarily as a result of the tax benefits derived from the Research and Development Tax Credit ("R&D Tax Credit"), which provides a tax benefit on certain incremental R&D expenditures, the Extraterritorial Income Exclusion ("ETI"), which provided through December 31, 2006, a tax benefit on export sales, and the Domestic Manufacturing Deduction under Section 199 ("Domestic Manufacturing Deduction"), which provides a tax benefit on U.S. based manufacturing.

        The American Jobs Creation Act of 2004 (the "Act") repealed and replaced the ETI with a new deduction for income generated from qualified production activities by U.S. manufacturers. The ETI export tax benefit completely phased out on December 31, 2006 and the Domestic Manufacturing Deduction benefit is being phased in through fiscal 2010. In comparison to the benefit received under the ETI, the Act is expected to have an adverse impact on our effective tax rate for fiscal years 2009 and 2010.

        The R&D Tax Credit expired on December 31, 2007. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which retroactively reinstated and extended the R&D Tax Credit from January 1, 2008 to December 31, 2009. Assuming the R&D Tax Credit or a tax benefit equivalent to the R&D Tax Credit is not extended beyond December 31, 2009, a loss of the R&D Tax Credit would have an adverse impact on our effective tax rate beginning in 2010.

Cautionary Statement

        This Annual Report on Form 10-K, and documents that are incorporated by reference in this Annual Report on Form 10-K, contain statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers (including major U.S. airlines); the health of the global economy, including further or continued deterioration in the currently volatile economic and financial market conditions; delays related to the award of domestic and international contracts; the continued support for military transformation and modernization programs; additional adverse impact of oil prices on the commercial aerospace industry; the impact of the global war on terrorism on U.S. government military procurement expenditures and budgets; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers; performance of our suppliers and subcontractors; risks inherent in development and fixed price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with export control regulations; risk of asset impairments and government claims related to our pension plan freeze; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

Item 1B.    Unresolved Staff Comments.

        None

Item 2.    Properties.

        As of September 30, 2008, we operated 17 manufacturing facilities throughout the United States and one manufacturing facility each in Mexico, France and Germany. The Company also had engineering facilities, sales offices, warehouses and service locations in approximately 20 countries around the world. These facilities have aggregate floor space of approximately 6.3 million square feet, substantially all of which is in use. Of this floor space, approximately 62 percent is owned and approximately 38 percent is leased. There are no major encumbrances on any of our plants or equipment, other than financing arrangements which in the aggregate are not significant. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2008 is as follows:

Location	Owned Facilities	Leased Facilities	Total
	(in thousands of square feet)
United States	3,564	1,999	5,563
Europe	329	201	530
Canada and Mexico	—	121	121
Asia Pacific	—	87	87
South America	—	7	7

Total	3,893	2,415	6,308

Type of Facility	Owned Facilities	Leased Facilities	Total
	(in thousands of square feet)
Manufacturing	1,944	621	2,565
Sales, engineering, service and general office space	1,949	1,794	3,743

Total	3,893	2,415	6,308

        We have facilities with a total of at least 100,000 square feet in the following cities: Cedar Rapids, Iowa (2,820,000 square feet), Richardson, Texas (390,000 square feet), Melbourne, Florida (335,000 square feet), Heidelberg, Germany (240,000 square feet), San Jose, California (225,000 square feet), Irvine, California (220,000 square feet), Tustin, California (216,000 square feet), Coralville, Iowa (180,000 square feet), Toulouse, France (130,000 square feet), Salt Lake City, Utah (120,000 square feet), Sterling, Virginia (120,000 square feet), and Mexicali, Mexico (105,000 square feet). Most of our facilities are generally shared for the benefit of our Commercial Systems and Government Systems businesses.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of our 2008 fiscal year.

Item 4A.    Executive Officers of the Company.

        The name, age, office and position held with us, and principal occupations and employment during the past five years of each of our executive officers as of November 21, 2008 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age
Clayton M. Jones—Chairman of the Board of Rockwell Collins since June 2002; President and Chief Executive Officer of Rockwell Collins since June 2001	59
Barry M. Abzug—Senior Vice President, Corporate Development of Rockwell Collins since October 2001	56
Patrick E. Allen—Senior Vice President and Chief Financial Officer of Rockwell Collins since January 2005; Vice President and Controller of Rockwell Collins' Commercial Systems business from January 2004 to December 2004; Vice President, Finance and Treasurer of Rockwell Collins prior thereto	44
John-Paul E. Besong—Senior Vice-President, e-Business of Rockwell Collins since April 2007; Senior Vice President of e-Business & Lean Electronics of Rockwell Collins prior thereto	55
Gary R. Chadick—Senior Vice President, General Counsel and Secretary of Rockwell Collins since July 2001	47
Gregory S. Churchill—Executive Vice President and Chief Operating Officer, Government Systems of Rockwell Collins since May 2002	51
Walter S. Hogle, Jr.—Senior Vice President of Rockwell Collins' International Business and Washington Operations since January 2008; Vice President of Rockwell Collins' Government Operations from March 2007 to January 2008; Vice President and General Manager of Rockwell Collins' Integrated Systems prior thereto	64
Ronald W. Kirchenbauer—Senior Vice President, Human Resources of Rockwell Collins since April 2003	61
Nan Mattai—Senior Vice President, Engineering and Technology of Rockwell Collins since November 2004; Vice President, Government Systems Engineering of Rockwell Collins prior thereto	56
Jeffrey A. Moore—Senior Vice President of Operations of Rockwell Collins since April 2006; Acting Senior Vice President of Operations of Rockwell Collins from October 2005 to April 2006; Vice President of Manufacturing Operations of Rockwell Collins prior thereto	55

Name, Office and Position, and Principal Occupations and Employment	Age
Robert K. Ortberg—Executive Vice President and Chief Operating Officer, Commercial Systems of Rockwell Collins since October 2006; Vice President and General Manager, Air Transport Systems of Rockwell Collins prior thereto.	48
David S. Rokos—Vice President and Treasurer of Rockwell Collins since May 2008; Controller of Rockwell Collins Government Systems' Surface Solutions from January 2008 to May 2008; Controller of Rockwell Collins Government Systems' Sensor Systems from February 2006 to January 2008; Assistant Controller of Rockwell Collins Government Systems' Sensor Systems from January 2005 to February 2006; Assistant Controller, External Financial Reporting of Rockwell Collins prior thereto	39
Marsha A. Schulte—Vice President, Finance & Controller of Rockwell Collins since May 2006; Vice President & Controller, Operations of Rockwell Collins from January 2004 to May 2006; Vice President, Strategic & Financial Planning of Rockwell Collins prior thereto	51
Kent L. Statler—Executive Vice President, Rockwell Collins Services since October 2006; Senior Vice President and General Manager of Rockwell Collins Services from October 2005 to October 2006; Senior Vice President of Operations of Rockwell Collins prior thereto	43

        There are no family relationships, as defined, between any of the above executive officers and any other executive officer or any director. No officer was selected pursuant to any arrangement or understanding between the officer and any person other than us. All executive officers are elected annually.

PART II

Item 5.    Market for the Company's Common Equity, Related Stockholder Matters and Company Purchases of Equity Securities.

Market Information

        Our common stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol "COL". On October 31, 2008, there were 29,287 shareowners of record of our common stock.

        The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange—Composite Transactions reporting system during each quarter of our years ended September 30, 2008 and 2007:

	2008		2007
Fiscal Quarters	High	Low	High	Low
First	$76.00	$69.99	$64.31	$54.38
Second	72.54	53.24	69.91	62.45
Third	66.56	47.26	72.28	64.79
Fourth	54.83	43.26	74.69	61.25

Dividends

        The following table sets forth the cash dividends per share paid by us during each quarter of our years ended September 30, 2008 and 2007:

Fiscal Quarters	2008	2007
First	$0.16	$0.16
Second	0.16	0.16
Third	0.24	0.16
Fourth	0.24	0.16

        Based on our current dividend policy, we will pay quarterly cash dividends which, on an annual basis, will equal $0.96 per share. The declaration and payment of dividends by us, however, will be at the sole discretion of our Board of Directors.

Repurchases

        Our Board of Directors has authorized certain repurchases of our common stock. During 2008, we repurchased approximately 9.0 million shares of our common stock at a total cost of $576 million, which resulted in a weighted average cost of $63.76 per share. During 2007, we repurchased approximately 4.6 million shares at a total cost of $314 million, which resulted in a weighted average cost of $68.31 per share. In addition, we paid $19 million in 2007 related to the settlement of an accelerated share repurchase agreement executed in 2006.

        The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2008 through July 31, 2008	720,000	$48.34	720,000	$210 million
August 1, 2008 through August 31, 2008	600,000	$51.97	600,000	$179 million
September 1, 2008 through September 30, 2008	270,000	$52.05	270,000	$165 million
Total	1,590,000	$50.34	1,590,000	$165 million

    (1)
    On November 14, 2007, we announced that our Board authorized the repurchase of $500 million of our common stock. This authorization has no stated expiration.

Item 6.    Selected Financial Data.

        The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 below. The Statement of Operations, Statement of Financial Position and other data has been derived from our audited financial statements.

	Years Ended September 30
	2008(a)	2007(b)	2006(c)	2005(d)	2004(e)
	(dollars in millions, except per share amounts)
Statement of Operations Data:
Sales	$4,769	$4,415	$3,863	$3,445	$2,930
Cost of sales	3,334	3,092	2,752	2,502	2,144
Selling, general and administrative expenses	485	482	441	402	356
Income before income taxes	953	843	689	547	430
Net income	678	585	477	396	301
Net income as a percent of sales	14.2%	13.3%	12.3%	11.5%	10.3%
Diluted earnings per share	4.16	3.45	2.73	2.20	1.67
Statement of Financial Position Data:
Working capital(f)	$598	$710	$603	$596	$699
Property	680	607	552	473	418
Goodwill and intangible assets	807	691	654	571	550
Total assets	4,144	3,750	3,278	3,148	2,874
Short-term debt	287	—	—	—	—
Long-term debt	228	223	245	200	201
Shareowners' equity	1,408	1,573	1,206	939	1,133
Other Data:
Capital expenditures	$171	$125	$144	$111	$92
Depreciation and amortization	129	118	106	104	109
Dividends per share	0.80	0.64	0.56	0.48	0.39
Stock Price:
High	$76.00	$74.69	$60.41	$49.80	$38.08
Low	43.26	54.38	43.25	34.40	25.18

(a)
Includes (i) $19 million of stock-based compensation expense ($13 million after taxes) and (ii) a $22 million income tax benefit related to the favorable resolution of certain tax matters in 2008.

(b)
Includes (i) $17 million of stock-based compensation expense ($11 million after taxes), (ii) a $13 million reduction in income tax expense related to the retroactive reinstatement of the previously expired Federal R&D Tax Credit, and (iii) a $5 million favorable adjustment to the 2006 restructuring charge discussed in item (c)(iii) below. The $5 million adjustment in 2007 is primarily due to lower than expected employee separation costs ($3 million gain after taxes).

(c)
Includes (i) $18 million of stock-based compensation expense ($12 million after taxes), (ii) $20 million gain on the sale of Rockwell Scientific Company, LLC, an equity affiliate that was jointly owned with Rockwell Automation, Inc. ($13 million after taxes) and (iii) $14 million restructuring charge related to decisions to implement certain business realignment and facility rationalization actions ($9 million after taxes).

(d)
Includes (i) $10 million reduction in income tax expense related to the resolution of certain deferred tax matters that existed prior to our spin-off in 2001 and (ii) $15 million write-off of certain indefinite-lived Kaiser tradenames ($10 million after taxes). The tradename write-off was recorded in Cost of sales.

(e)
Includes (i) $5 million gain ($3 million after taxes) related to favorable insurance settlements, (ii) $7 million gain ($4 million after taxes) related to the resolution of a legal matter brought by us, and (iii) $7 million impairment loss ($4 million after taxes) related to our investment in Tenzing Communications, Inc.

(f)
Working capital consists of all current assets and liabilities, including cash and short-term debt.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements and estimates that involve risks and uncertainties. Actual results could differ materially from these estimates. Factors that could cause or contribute to differences from estimates include those discussed under "Cautionary Statement" and "Risk Factors" contained in Item 1 above.

        We operate on a 52/53 week fiscal year ending on the Friday closest to September 30. For ease of presentation, September 30 is utilized consistently throughout Management's Discussion and Analysis of Financial Condition and Results of Operations to represent the fiscal year end date. 2008 was a 53 week fiscal year, while 2007 and 2006 were 52 week fiscal years. All date references contained herein relate to our fiscal year unless otherwise stated.

OVERVIEW AND OUTLOOK

        In 2008 we generated financial results that once again reflect the continuing strength and balance of our Commercial Systems and Government Systems businesses as we continued to improve enterprise-wide operating performance, highlighted by:

  •
  An 8 percent increase in total revenues to $4.77 billion

  •
  A 21 percent increase in diluted earnings per share to $4.16

  •
  A 16 percent increase in net income to $678 million

        These results were generated while our businesses invested a total of almost $900 million, or 19 percent of sales, in research and development (R&D) programs for new product development that are expected to benefit our company over the next several years. The increase in our net income significantly outpaced our increase in revenues and speaks to the ability of our management team to effectively manage costs and deploy resources to create shareowner value.

        The strength of our management team and business is evidenced by four key aspects of our company: our focus on R&D efforts, our ability to grow in excess of our end markets, our unique shared service business model, and the focus from all of our employees on delivering to stakeholder expectations.

         Research and Development Efforts:    With R&D focused on both key product introductions to be realized in the near term, as well as key technology opportunities to be realized in the distant future, we seek to bring a continuing stream of unique, customer-focused solutions to the marketplace. Much of our company-funded R&D is related to new avionics and new cabin systems for aircraft introductions, the schedule for which is dependent upon the plans of our OEM customers. We are also focused on developing future technologies to solve our customers' needs and provide continuing growth opportunities for our business.

         Sales Growth In Excess of Our End Markets:    Through organic sales and acquisition related sales, we are focused on expanding our portfolio of products and systems that translates into profitable growth and delivers positive long-term shareowner investment returns. We have captured key market share wins in our addressed markets. Through our positions on existing platforms and platforms expected to be introduced, we believe we are well positioned to grow sales in excess of both the overall commercial aerospace and defense markets. Acquisitions continue to be an area where we look for strategically oriented opportunities to enhance our capabilities and contribute to our organic growth.

         Shared Service Business Model:    Through our shared service business model we have been able to deliver consistently improving financial results in varying market conditions. With the organization of our shared service functions, specifically including manufacturing, engineering, human resources, information technology, and finance, we have great insight into our cost structure. Our shared service business model is one of the key factors we utilize to convert higher year-over-year revenues into even higher earnings growth.

         Deliver to Stakeholder Expectations:    We seek to differentiate ourselves by understanding and meeting the expectations of all our key stakeholders. We seek to understand our customers' needs and provide solutions that enable our customers to meet their commitments. With employees and suppliers, we maintain open channels of communication and develop partnerships that are structured to be competitive and last through varying market conditions. Most importantly, with shareowners we believe our transparency provides investors with a clear picture of how we operate and how we view the factors that drive our markets so we can provide meaningful insight into our business.

        We expect to continue delivering growth in our businesses as we head into 2009, highlighted by the following projected results:

  •
  Total revenues in the range of approximately $4.9 billion to $4.95 billion

  •
  Diluted earnings per share in the range of $4.25 to $4.45

  •
  Cash flow from operations in the range of $725 million to $775 million

  •
  R&D expenditures in the range of $925 million to $975 million, or about 19 percent of sales

        See the following operating segment sections for further discussion of 2008 and anticipated 2009 segment results. For additional disclosure on segment operating earnings see Note 22 in the consolidated financial statements.

RESULTS OF OPERATIONS

        The following management discussion and analysis of results of operations is based on reported financial results for 2006 through 2008 and should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 below.

Consolidated Financial Results

Sales

(dollars in millions)	2008	2007	2006
Domestic	$3,164	$2,987	$2,616
International	1,605	1,428	1,247

Total	$4,769	$4,415	$3,863

Percent increase	8%	14%

        Total sales in 2008 increased 8 percent to $4,769 million compared to 2007. Incremental sales from the August 2007 acquisition of Information Technology & Applications Corporation (ITAC) and the April 2008 acquisition of Athena Technologies (Athena) contributed a total of $22 million, or less than 1 percentage point of the overall revenue growth. The remainder of the sales increase resulted from 10 percent organic revenue growth in our Commercial Systems business and 5 percent organic revenue growth in our Government Systems business. Domestic sales growth continues to be driven by strong demand for commercial products and systems to original equipment manufacturers and airlines and continued demand from the U.S. government for our Government Systems' communication and electronic systems, products and services. International sales were impacted by strong demand from commercial aerospace customers.

        Total sales in 2007 increased 14 percent to $4,415 million compared to 2006. Sales from acquired businesses, primarily Evans & Sutherland Computer Corporation's military and commercial simulation business (the E&S Simulation Business), contributed $60 million, or 2 percentage points of the sales growth. The remainder of the sales increase resulted from 19 percent organic revenue growth in our Commercial Systems business and 7 percent organic revenue growth in our Government Systems business. Domestic sales growth was driven by strong demand for commercial products and systems to original equipment manufacturers and airlines. In addition, Government Systems experienced strong demand from the U.S. government. International sales were impacted by strong demand from the commercial aerospace market, favorable foreign currency exchange rates as a result of the weakened U.S. dollar, as well as incremental sales from the E&S Simulation Business, partially offset by certain European defense-related programs that have completed.

Cost of Sales

        Total cost of sales is summarized as follows:

(dollars in millions)	2008	2007	2006
Total cost of sales	$3,334	$3,092	$2,752
Percent of total sales	69.9%	70.0%	71.2%

        Cost of sales consists of all costs incurred to design and manufacture our products and includes research and development, raw material, labor, facility, product warranty and other related expenses.

        Cost of sales as a percentage of total sales in 2008 in comparison to 2007 is relatively flat as increased sales volume, productivity improvements, lower employee incentive compensation costs, and lower retirement benefit costs were offset by the absence of certain net favorable contract related adjustments benefiting 2007 and a $5 million favorable adjustment to the restructuring reserve included in cost of sales in 2007.

        The improvement in cost of sales as a percentage of total sales in 2007 in comparison to 2006 was primarily due to a combination of increased sales volume, productivity improvements, lower retirement benefit costs, and the benefit of a $5 million favorable adjustment to the restructuring reserve included in cost of sales in 2007 compared to an $11 million restructuring charge included in cost of sales in 2006. These improvements in 2007 were partially offset by higher employee incentive compensation costs and research and development costs.

        Research and development (R&D) expense is included as a component of cost of sales and is summarized as follows:

(dollars in millions)	2008	2007	2006
Customer-funded	$501	$480	$443
Company-funded	395	347	279

Total	$896	$827	$722

Percent of total sales	19%	19%	19%

        R&D expense consists primarily of payroll-related expenses of employees engaged in research and development activities, engineering related product materials and equipment, and subcontracting costs.

        Total R&D expense increased $69 million, or 8 percent, from 2007 to 2008. The customer-funded portion of R&D expense increased primarily due to several defense-related programs that are in their development phases, including the E-6 mission systems upgrade program, the CH-53G helicopter program, and the Modernized User Equipment (MUE) program. The company-funded portion of R&D expense increased primarily due to spending on certain new business and regional jet platforms, the development of our next generation flight deck and cabin systems for the business aircraft market, and the enhancement of capabilities of other products and systems.

        Total R&D expense increased $105 million, or 15 percent, from 2006 to 2007. The customer-funded portion of R&D expense increased primarily due to several defense-related programs that were in their development phases, including Joint Tactical Radio System (JTRS) and Future Combat Systems (FCS), as well as other networked communications programs and rotary wing and fixed wing flight deck and mission electronic system development programs. In addition, customer-funded development for the Boeing 787 and 747-8 programs contributed to the increase in customer-funded R&D expense. The company-funded portion of R&D expense increased primarily due to spending on certain new business jet platforms, the development of our next generation flight deck and cabin systems for the business aircraft market, and the enhancement of capabilities of other products and systems.

        Looking forward to 2009, total R&D expenses are expected to increase by approximately 3 to 9 percent over 2008 and be in the range of $925 million to $975 million, or about 19 percent of total company sales. The forecast for 2009 includes anticipated increases in company-funded initiatives in both Commercial and Government Systems, with a lower rate of increase in customer-funded programs. The higher company-funded R&D, which is expected to represent about 43 percent of total R&D expenditures in 2009, is principally due to higher investments related to new air transport, business and regional jet platforms, as well as investments aimed at enhancing the capabilities of our core Commercial and Government Systems products and systems offerings. These increases will be partially offset by decreases in company-funded investments related to the Boeing 787 program. The forecasted increase in 2009 customer-funded R&D is principally related to recently awarded and anticipated Government Systems development programs including the Common Range Integrated Instrumentation (CRIIS) program, the Joint Precision Approach and Landing System (JPALS) program, and the MUE program.

Selling, General and Administrative Expenses

(dollars in millions)	2008	2007	2006
Selling, general and administrative expenses	$485	$482	$441
Percent of total sales	10.2%	10.9%	11.4%

        Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility, and other expenses related to employees not directly engaged in manufacturing, research or development activities. These activities include marketing and business development, finance, legal, information technology, and other administrative and management functions.

        SG&A expenses increased $3 million to $485 million, or 10.2 percent of sales, in 2008 compared to SG&A expenses of $482 million, or 10.9 percent of sales, in 2007. The improvement in SG&A expenses as a percentage of sales is attributed primarily to productivity improvements, lower employee incentive compensation costs, and lower retirement benefit costs, partially offset by higher charitable contributions.

        SG&A expenses increased $41 million in 2007 compared to 2006, primarily due to higher sales volume and higher employee incentive compensation costs, partially offset by productivity improvements, lower retirement benefit costs and the absence of $3 million of restructuring charges included in SG&A in 2006.

Interest Expense

(in millions)	2008	2007	2006
Interest expense	$21	$13	$13

        Interest expense increased by $8 million in 2008 compared to 2007 due primarily to increases in short-term borrowings.

        Interest expense remained flat at $13 million in both 2007 and 2006 primarily due to an increase in interest rates offset by a lower level of debt outstanding.

Other Income, Net

(in millions)	2008	2007	2006
Other income, net	$(24)	$(15)	$(32)

        For information regarding the fluctuations in other income, net, see Note 15 in the consolidated financial statements.

Income Tax Expense

(dollars in millions)	2008	2007	2006
Income tax expense	$275	$258	$212
Effective income tax rate	28.9%	30.6%	30.8%

        The effective income tax rate differed from the United States statutory tax rate for the reasons set forth below:

	2008	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
Research and development credit	(2.6)	(4.0)	(0.8)
Extraterritorial income exclusion	—	(0.5)	(3.0)
Domestic manufacturing deduction	(1.5)	(0.7)	(0.4)
State and local income taxes	0.6	1.1	0.5
Tax settlements	(2.3)	—	—
Other	(0.3)	(0.3)	(0.5)

Effective income tax rate	28.9%	30.6%	30.8%

        The difference between our effective tax rate and the statutory tax rate is primarily due to the benefit from the settlement of certain tax matters, the tax benefits derived from the Research and Development Tax Credit (R&D Tax Credit), which provides a tax benefit on certain incremental R&D expenditures, and the Domestic Manufacturing Deduction under Section 199 (DMD), which provides a tax benefit on U.S. based manufacturing.

        During 2008, the IRS and the Congressional Joint Committee on Taxation completed their examination of our U.S. tax returns for the taxable years ended September 30, 2004 and 2005 as well as our amended returns for the years ended September 30, 2002 and 2003 (the tax settlements), resulting in a benefit to our effective income tax rate for fiscal year 2008 of 2.3 percentage points.

        On the last day of fiscal 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2008 to December 31, 2009. Our effective tax rate for fiscal year 2008 reflects a full year of benefit from the Federal R&D tax credit.

        Our effective tax rate for fiscal year 2007 reflects the retroactive reinstatement of the Federal R&D Tax Credit which had previously expired December 31, 2005. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2006 to December 31, 2007. The retroactive benefit for the previously expired period from January 1, 2006 to September 30, 2006 lowered our effective tax rate by about 1.5 percentage points for fiscal year 2007.

        In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act repeals and replaces the federal Extraterritorial Income Exclusion (ETI) with a new deduction for income generated from qualified production activities by U.S. manufacturers. The ETI export tax benefit completely phased out December 31, 2006 and the DMD benefit will be phased in through fiscal 2010. For 2007, the available DMD tax benefit was one-third of the full benefit that will be available in 2011. For 2008, the available DMD tax benefit was two-thirds of the full benefit that will be available in 2011. In comparison to the benefit we would have received under the ETI, the Act had an adverse impact on our effective tax rate in 2007 and 2008 and is expected to have an adverse impact on our effective tax rate for 2009 and 2010.

        For 2009, our effective income tax rate is expected to be in the range of 31.5 percent to 32.5 percent in comparison to our 2008 effective income tax rate of 28.9 percent. The higher forecasted effective income tax rate for 2009 is principally due to higher projected taxable income and the absence of any tax settlements.

Net Income and Diluted Earnings Per Share

(dollars and shares in millions, except per share amounts)	2008	2007	2006
Net income	$678	$585	$477
Net income as a percent of sales	14.2%	13.3%	12.3%
Diluted earnings per share	$4.16	$3.45	$2.73
Weighted average diluted common shares	162.9	169.7	174.5

        Net income in 2008 increased 16 percent to $678 million, or 14.2 percent of sales, from net income in 2007 of $585 million, or 13.3 percent of sales. Diluted earnings per share increased 21 percent in 2008 to $4.16, compared to $3.45 in 2007. Earnings per share growth exceeded the growth rate in net income due to the favorable effect of our share repurchase program. These increases were primarily due to higher sales volume coupled with productivity improvements.

        Net income in 2007 increased 23 percent to $585 million, or 13.3 percent of sales, from net income in 2006 of $477 million, or 12.3 percent of sales. Diluted earnings per share increased 26 percent in 2007 to $3.45, compared to $2.73 in 2006. Earnings per share growth exceeded the growth rate in net income due to the favorable effect of our share repurchase program. These increases were primarily due to higher sales volume coupled with productivity improvements.

Segment Financial Results

Commercial Systems

Overview and Outlook:

        Our Commercial Systems business supplies aviation electronics systems, products, and services to customers located throughout the world. The customer base is comprised of original equipment manufacturers (OEMs) of commercial air transport, business and regional aircraft, commercial airlines and fractional and other business aircraft operators. The near and long-term performance of our Commercial Systems business is impacted by general worldwide economic health, commercial airline flight hours, the financial condition of airlines worldwide, as well as corporate profits.

        Calendar year 2008 is expected to be the third consecutive year in which Airbus and Boeing, the major air transport aircraft OEMs, book aggregate new aircraft orders at a higher rate than their annual production, once again adding to their backlog. The market for new business jets was also strong in 2008 as order books of business aviation OEMs continued to improve and business aviation OEMs updated their product offerings and continued to increase production rates. The market for regional aircraft in 2008 was also up as a result of a resurgence in the market for turboprop aircraft. Conditions for aftermarket service and support and equipment upgrade activities were relatively modest throughout 2008, as airlines implemented solutions to help reduce their operating costs while business jet owners and operators reduced their aircraft utilization and deferred discretionary spending to offset higher fuel costs.

        We believe the current commercial aerospace production rates will see pressure, but be sustained, in calendar year 2009 due to a number of factors supporting aircraft delivery rates, including: the need for airlines to manage fuel costs with more efficient commercial aircraft types; the deep backlog of air transport, business and regional jet aircraft orders from global customers; and a more significant return of U.S. legacy airlines to the market for new fuel-efficient aircraft. We believe the commercial aerospace aftermarket environment will experience declines as carriers further reduce their fleet capacity to offset reduced travel demand and as business jet operators reduce their aircraft utilization and defer spending on discretionary aviation electronics due to macro-economic concerns.

        Risks to the commercial aerospace market include, among other things:

  •
  The turbulence in global economic and financial markets could have a significant impact on demand for air travel, airline demand for new aircraft, and the availability of financing for new aircraft

  •
  The occurrence of an unexpected geopolitical event that could have a significant impact on demand for air travel and airline demand for new aircraft

  •
  The potential ramifications of the negative impact that fuel prices could have on the profitability of our airline and other aircraft operator customers

  •
  The continued poor financial condition of certain major U.S. airlines

        Risks related to our ability to attain our stated enterprise long-term growth targets include, among other things:

  •
  Our ability to develop products and execute on programs pursuant to contractual requirements, such as the development of systems and products for the Airbus A350XWB and business and regional jets

  •
  The development and market acceptance of our Information Management products and systems

        We expect Commercial Systems' sales to be approximately flat in 2009 compared to 2008. This includes the impact of an expected reduction of about $60 million, or nearly 42 percent, in wide-body aircraft in-flight entertainment (IFE) products and systems revenues. Excluding the wide-body aircraft IFE products and systems, growth in Commercial Systems is expected to be approximately 3 percent. These projections are based on a number of assumptions including: 2009 growth in aircraft OEM deliveries in the mid single digits, after taking into account the impact of the strike at Boeing; an 8 percent reduction in worldwide commercial airline fleet capacity (excluding new aircraft deliveries and planned retirements); and no growth in global passenger miles. We project Commercial Systems' 2009 operating margins will be incrementally higher than the 23.3 percent segment operating margins reported in 2008 due primarily to our efforts to cut costs and manage discretionary research and development spending.

        For additional disclosure on Commercial Systems' segment operating earnings see Note 22 in the consolidated financial statements.

Commercial Systems' Sales:

        The following table represents Commercial Systems' sales by product category:

(dollars in millions)	2008	2007	2006
Wide-body in-flight entertainment products	$142	$168	$132
All other air transport aviation electronics	1,115	1,007	836

Total air transport aviation electronics	1,257	1,175	968
Business and regional aviation electronics	1,146	1,009	852

Total	$2,403	$2,184	$1,820

Percent increase	10%	20%

        Wide-body in-flight entertainment products (Wide-body IFE) relate to sales of twin-aisle IFE products and systems to customers in the air transport aviation electronics market. All other air transport aviation electronics sales include all other air transport sales, including service and support sales for installed Wide-body IFE. In September 2005 we announced our strategic decision to shift research and development resources away from traditional IFE systems for next generation wide-body aircraft. We continue to execute on Wide-body IFE contracts and plan to support our existing customer base, which includes on-going service and support activities for Wide-body IFE. All years have been presented consistent with the above description of air transport aviation electronics revenues.

        Total air transport aviation electronics sales increased $82 million, or 7 percent, in 2008 compared to 2007. Excluding the $26 million decrease in Wide-body IFE revenues, air transport aviation electronics sales increased $108 million, or 11 percent, in 2008 compared to 2007. This sales growth is primarily attributed to higher avionics sales to airlines and OEMs for new aircraft production as well as higher sales for service and support activities. This growth in sales was achieved despite the impact of labor strikes at Boeing and Hawker Beechcraft during portions of 2008. Business and regional aviation electronics sales increased $137 million, or 14 percent, in 2008 compared to 2007. This sales growth is attributed primarily to market share gains and increased demand for new business and regional aircraft partially offset by slightly lower business and regional retrofits and spares sales and lower regulatory mandate program revenues.

        Total air transport aviation electronics sales increased $207 million, or 21 percent, in 2007 compared to 2006. Excluding the $36 million increase in Wide-body IFE revenues due to the timing of certain eTES sales, air transport aviation electronics sales increased $171 million, or 20 percent, in 2007 compared to 2006. Incremental sales from the E&S Simulation Business contributed $20 million, or 2 percentage points of the revenue growth. The organic sales increase was primarily due to higher avionics products and systems sales to airlines and OEMs and higher aftermarket revenues, including initial sales of equipment for Boeing 787 simulators, as well as higher service and support revenues.

Business and regional aviation electronics sales increased $157 million or 18 percent, in 2007 compared to 2006. This sales growth was attributed primarily to higher avionics sales to business jet OEMs and higher aftermarket service and support and avionics retrofit and spares revenues.

        The following table represents Commercial Systems' sales based on the type of product or service:

(in millions)	2008	2007	2006
Original equipment	$1,269	$1,063	$884
Aftermarket	992	953	804
Wide-body in-flight entertainment products	142	168	132

Total	$2,403	$2,184	$1,820

        See the discussion below the Commercial Systems' sales by product category table for a definition of Wide-body in-flight entertainment products.

        Original equipment sales increased $206 million, or 19 percent, in 2008 compared to 2007. Market share gains and increased demand for new air transport, business and regional aircraft led to higher sales across all three market areas, with particular strength in sales to business and regional aircraft OEMs. This growth in sales was achieved despite the impact of labor strikes at Boeing and Hawker Beechcraft during portions of 2008. Aftermarket sales increased $39 million, or 4 percent, in 2008 compared to 2007. Higher revenues from service and support activities were partially offset by lower business aircraft retrofits and spares revenues as well as lower regulatory mandate program revenues.

        Original equipment sales increased $179 million, or 20 percent, in 2007 compared to 2006. This increase was due to higher flight-deck air transport avionics as well as higher flight-deck business jet avionics products and systems sales. Aftermarket sales increased $149 million, or 19 percent, in 2007 compared to 2006. Incremental sales from the E&S Simulation Business contributed $20 million, or 2 percentage points of the revenue growth. Organic aftermarket sales increased $129 million due to higher sales across all product categories, with particular strength in air transport avionics spares sales resulting from the initial sales of equipment for Boeing 787 simulators as well as business and regional aftermarket activities.

Commercial Systems' Segment Operating Earnings:

(dollars in millions)	2008	2007	2006
Segment operating earnings	$560	$485	$370
Percent of sales	23.3%	22.2%	20.3%

        Commercial Systems' operating earnings increased $75 million, or 15 percent, to $560 million, or 23.3 percent of sales, in 2008 compared to $485 million, or 22.2 percent of sales, in 2007. The increase in operating earnings and operating margin was primarily due to higher revenues, productivity improvements, and lower employee incentive compensation costs, partially offset by higher research and development costs.

        Commercial Systems' operating earnings increased $115 million, or 31 percent, to $485 million, or 22.2 percent of sales, in 2007 compared to $370 million, or 20.3 percent of sales, in 2006. The increase in operating earnings and operating margin was primarily due to the combination of higher organic revenues, productivity improvements, and lower retirement benefit costs, partially offset by higher employee incentive compensation costs and research and development costs.

Government Systems

Overview and Outlook:

        Our Government Systems business provides communication and electronic systems, products and services for airborne and surface applications to the U.S. Department of Defense, other government agencies, civil agencies, defense contractors and foreign ministries of defense. These systems, products and services support airborne (fixed wing and rotary), ground and shipboard applications. The short and long-term performance of our Government Systems business is affected by a number of factors, including the amount and prioritization of defense spending by the U.S. and international governments, which is generally based on the underlying political landscape and security environment.

        The past several years have seen significant increases in the U.S. defense budget that have driven higher demand for the systems and products supplied by our Government Systems business. While we expect global defense budgets to continue to increase, we anticipate the rate of such increases to moderate as the volatility of the global threat environment is weighed against budgetary pressures created by the worldwide economic situation. As it relates more specifically to our Government Systems business, we expect a higher proportion of global defense budget funds will continue to be allocated to the modernization and replacement of current weapons systems as well as higher priority military transformation initiatives. We expect that these customer priorities, combined with our strengthening positions in certain faster growing areas of our served defense electronics and communications markets, including transformational defense communications, open systems architecture, and next generation global positioning systems (GPS) solutions, should enable us to continue to deliver above-market rates of organic revenue growth. Our involvement in various elements of the Joint Tactical Radio System (JTRS) and Future Combat System (FCS) programs, our wide range of positions for fixed wing and rotary wing cockpit and mission electronics systems (including KC-135 refueling tankers and C-130 cargo aircraft, as well as Blackhawk, Chinook, and Sea Stallion helicopters), and our strong positions in precision guidance systems for missiles and munitions are examples of significant programs in these faster growing areas that have been, and are expected to continue to be, drivers of our growth going forward.

        Risks affecting future performance of our Government Systems business include, but are not limited to, the potential impacts of geopolitical and economic events, the overall funding and prioritization of the U.S. and international defense budgets, funding for programs we have won at projected levels and without program delays, and our ability to win new business, successfully develop products, and execute on programs pursuant to contractual requirements.

        We expect Government Systems' sales to increase by approximately 6 percent in 2009 compared to 2008. The revenue growth is expected to be derived from increases in programs focused on avionics and mission electronics solutions for fighters, bombers, and unmanned aerial vehicle platforms; continued demand for avionics upgrades for transport and rotary wing aircraft; and growth in programs focused on communication, computation and display solutions for ground and maritime applications. Revenues from the acquisition of Athena Technologies (now Rockwell Collins Control Technologies) are expected to contribute approximately one percentage point of Government Systems' 2009 revenue growth. We project Government Systems' 2009 operating margins will be slightly higher than the 20.5 percent segment operating margin reported in 2008 primarily due to lower company-funded R&D, lower SG&A expenses, and other productivity improvements.

        For additional disclosure on Government Systems' segment operating earnings see Note 22 in the consolidated financial statements.

Government Systems' Sales:

        The following table represents Government Systems' sales by product category:

(dollars in millions)	2008	2007	2006
Airborne solutions	$1,662	$1,605	$1,462
Surface solutions	704	626	581

Total	$2,366	$2,231	$2,043

Percent increase	6%	9%

        Airborne solutions sales increased $57 million, or 4 percent, in 2008 compared to 2007. This increase was primarily due to higher integrated electronics systems revenues from international C-130 upgrade programs, development program revenues from the E-6 mission system upgrade program, and the German Army CH-53G helicopter program, partially offset by lower sales on the Canadian Maritime Helicopter Program. Surface solutions sales increased $78 million, or 12 percent, in 2008 compared to 2007. Incremental sales from the acquisition of ITAC contributed $17 million, or 3 percentage points, of the revenue growth. Organic surface solutions sales increased $61 million due primarily to higher sales from the Ground-Based GPS Receiver Application Module (GB-GRAM) program, the Defense Advanced GPS Receiver (DAGR) program, and the United Kingdom Ministry of Defence precision targeting system program. These increases were partially offset by lower JTRS development program revenues.

        Airborne solutions sales increased $143 million, or 10 percent, in 2007 compared to 2006. Sales from acquired businesses, primarily the E&S Simulation Business, contributed $38 million, or 3 percentage points, of the sales growth, while organic sales increased $105 million, or 7 percent. The increase in organic sales was primarily due to higher ARC-210 radio hardware and development program revenues and higher revenues from various rotary and fixed wing aircraft electronics systems programs, partially offset by lower sales from simulation and training programs. Surface solutions sales increased $45 million, or 8 percent, in 2007 compared to 2006. This increase was primarily due to higher DAGR equipment sales and higher revenues from JTRS, partially offset by certain European programs that have completed.

Government Systems' Segment Operating Earnings:

(dollars in millions)	2008	2007	2006
Segment operating earnings	$486	$441	$402
Percent of sales	20.5%	19.8%	19.7%

        Government Systems' operating earnings increased $45 million, or 10 percent, in 2008 compared to 2007 primarily due to the combination of higher sales, productivity improvements, and lower employee incentive compensation costs, partially offset by the absence of net favorable contract adjustments benefiting 2007.

        Government Systems' operating earnings increased $39 million, or 10 percent, in 2007 compared to 2006 primarily due to the combination of higher sales, productivity improvements, net favorable contract adjustments, and lower retirement benefit costs, partially offset by higher incentive compensation and research and development costs.

General Corporate, Net

(in millions)	2008	2007	2006
General corporate, net	$(53)	$(58)	$(60)

        General corporate, net decreased $5 million in 2008 in comparison to 2007 primarily due to lower employee incentive compensation costs.

        General corporate, net was relatively flat in 2007 in comparison to 2006 as lower retirement benefit costs outpaced higher incentive compensation costs.

Retirement Plans

        Net benefit expense / (income) for pension benefits and other retirement benefits is as follows:

(in millions)	2008	2007	2006
Pension benefits	$(3)	$9	$70
Other retirement benefits	(2)	(5)	(2)

Net benefit expense (income)	$(5)	$4	$68

  Pension Benefits

        We have historically provided pension benefits to most of our employees in the form of defined benefit pension plans. Over the past number of years, the cost of providing retirement benefits under a defined benefit structure has become increasingly uncertain due to changes in discount rates and the volatility in the stock market. In response, we amended our U.S. qualified and non-qualified pension plans in 2003 covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006 (the Pension Amendment) and made significant contributions to our pension plans. Concurrently, we replaced this benefit by supplementing our existing defined contribution savings plan to include an additional company contribution effective October 1, 2006. The supplemental contribution to our existing defined contribution savings plan was $37 million and $28 million for 2008 and 2007, respectively. We believe our benefit structure achieves our objective of providing benefits that are both valued by our employees and whose costs and funding requirements are more consistent and predictable over the long term.

        Defined benefit pension expense (income) for the years ended September 30, 2008, 2007, and 2006 was $(3) million, $9 million, and $70 million, respectively. Increases in the funded status of our pension plans in 2006 and 2007, primarily due to increases in the discount rate used to measure our pension obligations and the Pension Amendment, were the primary drivers for the decrease in defined benefit pension expense in 2008 and 2007 in comparison to 2006.

        During 2008 the funded status of our pension plans declined from a deficit of $64 million at September 30, 2007 to a deficit of $424 million at September 30, 2008, primarily due to losses on our pension plan assets, partially offset by an increase in the discount rate from 6.6 percent to 7.6 percent used to measure our U.S. pension obligations.

        In 2009 defined benefit pension plan income is expected to increase by approximately $10 million to $13 million. The expected increase is primarily due to the favorable impact of an increase in the defined benefit pension plan valuation discount rate from 6.6 percent to 7.6 percent used to measure our pension expense, partially offset by the impact of losses incurred on our pension plan assets.

        Our objective with respect to the funding of our pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, we will fund our pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. We believe our strong financial position continues to provide us the opportunity to make discretionary contributions to our pension fund without inhibiting our ability to pursue strategic investments. Although we do not anticipate we will be required to make any contributions to our U.S. qualified pension plan by governmental regulations in 2009, we plan to make a discretionary contribution of $75 million in 2009 to further improve the funded status of this plan. Contributions to our international plans and our U.S. non-qualified plan are expected to total $13 million in 2009.

  Other Retirement Benefits

        We have historically provided retiree medical and life insurance benefits to substantially all of our employees. We have undertaken two major actions over the past number of years with respect to these benefits that have lowered both the current and future costs of providing these benefits:

  •
  In July of 2002, the pre-65 and post-65 retiree medical plans were amended to establish a fixed contribution to be paid by us. Additional premium contributions will be required from participants for all costs in excess of this fixed contribution amount. This amendment has eliminated the risk to us related to health care cost escalations for retiree medical benefits going forward as additional contributions will be required from retirees for all costs in excess of our fixed contribution amount.

  •
  As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, we amended our retiree medical plans on June 30, 2004 to discontinue post-65 prescription drug coverage effective January 1, 2008. Upon termination of these benefits, post-65 retirees will have the option of receiving these benefits through Medicare. On average, we expect that the prescription drug benefit to be provided by Medicare will be better than the benefit provided by our current post-65 drug plan as a result of the fixed Company contribution plan design implemented in 2002.

        Other retirement benefits income for the years ended September 30, 2008, 2007, and 2006 was $2 million, $5 million, and $2 million, respectively. We expect other retirement benefits expense of approximately $4 million in 2009, primarily due to the elimination of favorable amortization for a plan amendment that will no longer benefit other retirement benefits expense (income).

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

        Our ability to generate significant cash flow from operating activities coupled with our expected ability to access the credit markets enables us to execute our growth strategies and return value to our shareowners. During 2008 significant cash expenditures aimed at future growth and enhanced shareowner value were as follows:

  •
  $576 million of share repurchases

  •
  $171 million of property additions

  •
  $129 million of dividend payments

  •
  $107 million related to the acquisition of Athena

Operating Activities

(in millions)	2008	2007	2006
Cash provided by operating activities	$620	$607	$595

        Increase in cash provided by operating activities of $13 million in 2008 compared to 2007 is primarily due to the impact of higher net income and lower pension plan contributions, partially offset by higher employee incentive compensation payments, higher income tax payments, and lower advance payments from customers.

        Increase in cash provided by operating activities of $12 million in 2007 compared to 2006 was primarily due to higher net income, partially offset by higher income tax payments and increases in working capital, particularly inventories and receivables, to support higher sales volumes and the launch of new commercial and military aircraft programs.

        In 2009 cash provided by operating activities is expected to be in the range of $725 million to $775 million, an anticipated increase of about 20 percent over 2008 cash provided by operating activities. We expect the projected increase to be principally due to the positive impact of higher net income and improved working capital performance in the areas of inventories and receivables, partially offset by higher income tax payments and a higher level of deferred pre-production engineering costs related to new aircraft programs. The projected cash provided by operating activities range includes a planned discretionary U.S. qualified defined benefit pension plan contribution of $75 million.

Investing Activities

(in millions)	2008	2007	2006
Cash used for investing activities	$(284)	$(153)	$(159)

        The $131 million increase in cash used for investing activities during 2008 compared to 2007 was primarily due to the following:

  •
  $107 million related to the acquisition of Athena in April 2008 compared to $37 million related to the acquisition of ITAC in August 2007.

  •
  $46 million of additional capital expenditures in 2008 due to the construction of new engineering facilities in Cedar Rapids, Iowa and Richardson, Texas as well as an increased level of investment in test equipment, all in support of recent program wins.

  •
  2007 benefited from a $14 million recovery of a license fee paid to The Boeing Company in prior years as a result of The Boeing Company exiting the high-speed broadband communication connectivity markets.

  •
  In 2007 we received $5 million as a result of a purchase price adjustment related to the E&S Simulation Business.

        Net cash paid for acquisitions was $32 million in 2007 compared to $100 million in 2006. Capital expenditures decreased to $125 million in 2007 from $144 million in 2006. We also received proceeds of $14 million in 2007 from the recovery of a license fee, while in 2006 we received proceeds of $84 million from the sale of Rockwell Scientific Company, LLC, an equity affiliate that was jointly owned with Rockwell Automation, Inc.

        We expect capital expenditures for 2009 to be approximately $170 million. Capital expenditures are primarily focused on investments in test equipment in support of recent and anticipated program wins that continue to drive our growth.

Financing Activities

(in millions)	2008	2007	2006
Cash used for financing activities	$(393)	$(373)	$(441)

        The change in cash used for financing activities in 2008 as compared to 2007 is attributed to the following factors:

  •
  In 2008 we repurchased 9.0 million shares of common stock at a cost of $576 million compared to repurchases of 4.6 million shares at a cost of $314 million in 2007. In addition, in 2007 we paid $19 million related to the settlement of an accelerated share repurchase agreement executed in 2006.

  •
  We had proceeds from short-term borrowings of $287 million in 2008 compared to no borrowings in 2007.

  •
  We repaid $27 million of long-term debt in 2007 compared to no repayments of long-term debt in 2008.

  •
  We paid cash dividends of $129 million during 2008 compared to $107 million in 2007.

  •
  We received $17 million from the exercise of stock options in 2008 compared to $61 million in 2007.

  •
  We received $8 million in excess tax benefits from the exercise of stock options in 2008 compared to $33 million in 2007.

        The change in cash used for financing activities in 2007 as compared to 2006 is attributed to the following factors:

  •
  In 2007 we repurchased 4.6 million shares of common stock at a cost of $314 million compared to repurchases of 9.3 million shares at a cost of $492 million in 2006. In addition, in 2007 we paid $19 million related to the settlement of an accelerated share repurchase agreement executed in 2006.

  •
  In 2007 we received $61 million from the exercise of stock options compared to $73 million in 2006.

  •
  In 2007 we paid cash dividends of $107 million compared to $96 million in 2006.

  •
  In 2007 we repaid $27 million of the $46 million long-term variable rate loan facilities that were entered into in 2006.

  Share Repurchase Program

        Strong cash flow from operations provided funds for repurchasing our common stock under our share repurchase program as follows:

(in millions, except per share amounts)	2008	2007	2006
Amount of share repurchases	$576	$333	$492
Number of shares repurchased	9.0	4.6	9.3
Weighted average price per share	$63.76	$68.31	$52.82

        In 2007 we paid $19 million, which is reflected in the table above, related to the settlement of an accelerated share repurchase agreement executed in 2006.

  Dividends

        We declared and paid cash dividends of $129 million, $107 million, and $96 million in 2008, 2007, and 2006, respectively. The increase in cash dividends in 2008 was the result of an increase in the quarterly cash dividend from 16 cents to 24 cents per share beginning with the dividend paid June 2, 2008. The increase in cash dividends in 2007 was the result of an increase in the quarterly cash dividend from 12 cents to 16 cents per share beginning with the dividend paid June 5, 2006. Based on our current dividend policy, we will pay quarterly cash dividends which, on an annual basis, will equal $0.96 per share. We expect to fund dividends using cash generated from operations. The declaration and payment of dividends, however, will be at the sole discretion of the Board of Directors.

Liquidity

        In addition to cash provided by operating activities, we utilize a combination of short-term and long-term debt to finance operations. Our primary source of short-term liquidity is through borrowings in the commercial paper market. Our access to that market is facilitated by the strength of our credit ratings and our $850 million committed credit facility with several banks (Revolving Credit Facility). Our current ratings as provided by Moody's Investors Service (Moody's), Standard & Poor's and Fitch, Inc. are A1 / A / A, respectively, for long-term debt and P-1 / A-1 / F1, respectively, for short-term debt. Moody's, Standard & Poor's and Fitch, Inc. have stable outlooks on our credit rating.

        Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are available for working capital needs and other general corporate purposes. To date, we have been able to utilize our commercial paper program to fund working capital needs and other general corporate purposes and have not been impacted by the tightening of the credit markets. At September 30, 2008, short-term commercial paper borrowings outstanding were $266 million with a weighted average interest rate and maturity period of 1.99 percent and 12 days, respectively.

        Our Revolving Credit Facility consists of an $850 million five-year unsecured revolving credit agreement entered into on May 24, 2005 and amended in 2007 to extend the term to 2012, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. The Revolving Credit Facility exists primarily to support our commercial paper program, but is available to us in the event our access to the commercial paper market is impaired or eliminated. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at September 30, 2008 was 21 percent. The Revolving Credit Facility contains covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. The Revolving Credit Facility does not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness. We had no borrowings at September 30, 2008 under our Revolving Credit Facility. In addition, short-term credit facilities available to foreign subsidiaries amounted to $60 million as of September 30, 2008, of which $23 million was utilized to support commitments in the form of commercial letters of credit. There are no significant commitment fees or compensating balance requirements under any of our credit facilities. There were $21 million of short-term borrowings outstanding under our foreign subsidiaries' credit facilities as of September 30, 2008.

        In addition to our credit facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission, which expires on November 30, 2008, covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the Notes) under the shelf registration statement. The Notes contain covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. At September 30, 2008, $550 million of the shelf registration was available for future use.

        During June 2006 we entered into two variable rate loan agreements as follows:

  •
  Five-year unsecured variable rate loan facility agreement for 11.5 million British pounds ($21 million). This loan facility was repaid in 2007.

  •
  Five-year unsecured variable rate loan facility agreement for 20.4 million euros ($25 million).

        Our outstanding variable rate loan facility agreement contains customary loan covenants, none of which are financial covenants. Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreement would require the repayment of any outstanding borrowings under the agreement. As of September 30, 2008, $24 million was outstanding under our variable rate loan facility agreement.

        If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to the commercial paper market and an increase in the cost of borrowing. In the event that we do not have access to the commercial paper market, alternative sources of funding could include borrowings under the Revolving Credit Facility, funds available from the issuance of securities and potential asset securitization strategies.

Off-balance Sheet Arrangements

        As of September 30, 2008, other than operating leases, we had no material off-balance sheet arrangements, including guarantees, retained or contingent interests in assets transferred to unconsolidated entities, derivative instruments indexed to our stock and classified in shareowners' equity on our Consolidated Statement of Financial Position, or variable interests in entities that provide financing, liquidity, market risk or credit risk support to our Company.

Contractual Obligations

        The following table summarizes certain of our contractual obligations as of September 30, 2008, as well as when these obligations are expected to be satisfied:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Long-term debt	$224	$—	$24	$—	$200
Interest on long-term debt	54	11	21	20	2
Non-cancelable operating leases	200	43	64	42	51
Purchase obligations:
Purchase orders	1,307	1,070	220	13	4
Purchase contracts	183	34	66	71	12

Total	$1,968	$1,158	$395	$146	$269

        Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts. See Note 10 in the consolidated financial statements.

        We lease certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts with terms that meet the accounting definition of operating leases. Our commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on our Statement of Financial Position.

        Purchase obligations include purchase orders and purchase contracts. Purchase orders are executed in the normal course of business and may or may not be cancelable. Purchase contracts include agreements with suppliers under which there is a commitment to buy a minimum amount of products or pay a specified amount regardless of actual need. Generally, items represented in purchase obligations are not reflected as liabilities on our Statement of Financial Position.

        The table excludes obligations with respect to pension and other post-retirement benefit plans—see Note 11 in the consolidated financial statements. In addition, the table excludes liabilities for unrecognized tax benefits, which totaled $73 million at September 30, 2008, as we cannot reasonably estimate the ultimate timing of cash settlements to the respective taxing authorities (see Note 16 in the consolidated financial statements).

        The following table reflects certain of the Company's commercial commitments as of September 30, 2008:

	Amount of Commitment Expiration by Period
(in millions)	Total Amount Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Letters of credit*	$114	$78	$32	$4	$—

    *
    See Note 18 in the consolidated financial statements in Item 8 below for a discussion of letters of credit.

RECENTLY ISSUED ACCOUNTING STANDARDS

        For information related to recently issued accounting standards, see Note 2 in the consolidated financial statements in Item 8 below.

ENVIRONMENTAL

        For information related to environmental claims, remediation efforts and related matters, see Note 20 in the consolidated financial statements in Item 8 below.

CRITICAL ACCOUNTING POLICIES

        The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates, judgments, and assumptions that affect our financial condition and results of operations that are reported in the accompanying consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events.

        Understanding the critical accounting policies discussed below and related risks is important in evaluating our financial condition and results of operations. We believe the following accounting policies used in the preparation of the consolidated financial statements are critical to our financial condition and results of operations as they involve a significant use of management judgment on matters that are inherently uncertain. If actual results differ significantly from management's estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Directors.

Accounting for Long-Term Contracts

        A substantial portion of our sales to government customers and certain of our sales to commercial customers are made pursuant to long-term contracts requiring development and delivery of products over several years and often contain fixed-price purchase options for additional products. Certain of these contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants' Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Sales and earnings under the percentage-of-completion method are recorded either as products are shipped under the units-of-delivery method (for production effort), or based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort).

        The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Sales and costs related to profitable purchase options are included in our estimates only when the options are exercised while sales and costs related to unprofitable purchase options are included in our estimates when exercise is determined to be probable. Sales related to change orders are included in profit estimates only if they can be reliably estimated and collectability is reasonably assured. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

        Estimates of profit margins for contracts are typically reviewed by management on a quarterly basis. Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and cost estimates, the combining of contracts, or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. Significant changes in estimates related to accounting for long-term contracts may have a material effect on our results of operations in the period in which the revised estimate is made.

Income Taxes

        At the end of each quarterly reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. The estimate of our effective income tax rate involves significant judgments resulting from uncertainties in the application of complex tax regulations across many jurisdictions, implementation of tax planning strategies, and estimates as to the jurisdictions where income is expected to be earned. These estimates may be further complicated by new laws, new interpretations of existing laws, and rulings by taxing authorities. Due to the subjectivity and complex nature of these underlying issues, our actual effective income tax rate and related tax liabilities may differ from our initial estimates. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known or as our estimates are revised based on additional information. The resulting adjustment to our income tax expense could have a material effect on our results of operations in the period the adjustment is recorded. A one percentage point change in our effective income tax rate would change our annual net income by approximately $10 million.

        Deferred tax assets and liabilities are recorded for tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Management believes it is more likely than not that the current and long-term deferred tax assets will be realized through the reduction of future taxable income. As part of the determination of our tax liability, management exercises considerable judgment in evaluating tax positions taken by us in determining the income tax provision under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) and establishes reserves for tax contingencies in accordance with FASB Interpretation No. 48, Accounting for uncertainty in income taxes, an interpretation of SFAS 109 (FIN 48). See Note 16 in the consolidated financial statements in

Item 8 below for further detail regarding unrecognized tax benefits recorded in accordance with FIN 48, deferred taxes, and the factors considered in evaluating deferred tax asset realization.

Goodwill

        As of September 30, 2008, we had $609 million of goodwill related to various business acquisitions. We perform impairment tests on goodwill on an annual basis during the second quarter of each fiscal year, or on an interim basis if events or circumstances indicate that it is more likely than not that impairment has occurred.

        Goodwill is potentially impaired if the carrying value of the reporting unit that contains the goodwill exceeds its estimated fair value. The fair values of our reporting units are determined using a combination of an income approach, which estimates fair value based upon future discounted cash flows, and a market approach, which estimates fair value using market multiples, ratios, and valuations of a set of comparable public companies within our industry.

        The valuation methodology and underlying financial information that is used to estimate the fair value of our reporting units requires significant judgments to be made by management. These judgments include, but are not limited to, the long-term projections of future financial performance and the selection of appropriate discount rates used to present value future cash flows. Our five-year strategic operating plan serves as the basis for these valuations and represents our best estimate of future business conditions in our industry as well as our ability to compete. Discount rates are determined based upon the weighted average cost of capital for a set of comparable companies adjusted for risks associated with our different operations. Our goodwill impairment tests that were performed in the second quarter of 2008 yielded no impairments. If there was a significant downturn in our business, we could incur a goodwill impairment.

Warranty

        Accrued liabilities are recorded on our Statement of Financial Position to reflect our contractual obligations relating to warranty commitments to our customers. We provide warranty coverage of various lengths and terms to our customers depending on standard offerings and negotiated contractual agreements. We record an estimate for warranty expense at the time of sale based on historical warranty return rates and repair costs. We believe our primary source of warranty risk relates to our in-flight entertainment products and extended warranty terms across all businesses. At September 30, 2008, we have recorded $226 million of warranty liabilities. Should future warranty experience differ materially from our historical experience, we may be required to record additional warranty liabilities which could have a material adverse effect on our results of operations and cash flows in the period in which these additional liabilities are required.

Pension Benefits

        We have historically provided retirement benefits to most of our employees in the form of defined benefit pension plans. Accounting standards require the cost of providing these pension plans be measured on an actuarial basis. These accounting standards will generally reduce, but not eliminate, the volatility of pension expense as actuarial gains and losses resulting from both normal year-to-year changes in valuation assumptions and the differences from actual experience are deferred and amortized. The application of these accounting standards requires management to make numerous assumptions and judgments that can significantly affect these measurements. Critical assumptions made by management in performing these actuarial valuations include the selection of discount rates and expectations on the future rate of return on pension plan assets.

        Discount rates are used to determine the present value of our pension obligations and also affect the amount of pension expense recorded in any given period. We estimate this discount rate based on the rates of return of high quality, fixed-income investments with maturity dates that reflect the expected time horizon that benefits will be paid (see Note 11 in the consolidated financial statements in Item 8 below). Changes in the discount rate could have a material effect on our reported pension obligations and related pension expense.

        The expected rate of return is our estimate of the long-term earnings rate on our pension plan assets and is based upon both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. Differences between the actual and expected rate of return on plan assets can impact our expense for pension benefits.

        Holding all other factors constant, the estimated impact on 2008 pension expense caused by hypothetical changes to key assumptions is as follows:

Change in Assumption
(dollars in millions)	25 Basis Point Increase	25 Basis Point Decrease
Assumption
Pension obligation discount rate	$5 pension expense decrease	$5 pension expense increase
Expected long-term rate of return on plan assets	$6 pension expense decrease	$6 pension expense increase

Inventory Valuation Reserves

        Inventory valuation reserves are recorded in order to report inventories at the lower of cost or market value on our Statement of Financial Position. The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for excess, obsolete, and slow-moving inventory are estimated by comparing the inventory levels of individual parts to both future sales forecasts or production requirements and historical usage rates in order to identify inventory that is unlikely to be sold above cost. Other factors that management considers in determining these reserves include overall market conditions and other inventory management initiatives. Management can generally react to reduce the likelihood of severe excess and slow-moving inventory issues by changing purchasing behavior and practices provided there are no abrupt changes in market conditions.

        Management believes its primary source of risk for excess and obsolete inventory is derived from the following:

  •
  Our in-flight entertainment inventory, which tends to experience quicker technological obsolescence than our other products. In-flight entertainment inventory at September 30, 2008 was $71 million.

  •
  Life-time buy inventory, which consists of inventory that is typically no longer being produced by our vendors but for which we purchase multiple years of supply in order to meet production and service requirements over the life span of a product. Total life-time buy inventory on hand at September 30, 2008 was $93 million.

        At September 30, 2008, we had $105 million of inventory valuation reserves recorded on $1,147 million of total inventory on hand. Although management believes these reserves are adequate, any abrupt changes in market conditions may require us to record additional inventory valuation reserves which could have a material adverse effect on our results of operations in the period in which these additional reserves are required.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

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

        At September 30, 2008, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $204 million and a fair value of $192 million. We converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 7.5 basis points by executing "receive fixed, pay variable" interest rate swap contracts. A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term debt, exclusive of the effects of the interest rate swap contracts, by $2 million and $2 million, respectively. The fair value of the $100 million notional value of interest rate swap contracts was a $4 million asset at September 30, 2008. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $2 million and $1 million, respectively. At September 30, 2008, we also had $24 million of variable rate long-term debt outstanding and variable rate short-term borrowings of $287 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10 and 17 in the consolidated financial statements in Item 8 below.

Foreign Currency Risk

        We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in foreign subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $218 million and $205 million at September 30, 2008 and 2007, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling, and Japanese yen. The duration of foreign currency contracts is generally two years or less. The net fair value of these foreign currency contracts at September 30, 2008 and 2007 were net liabilities of $2 million and $5 million, respectively. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts by $9 million.

        For more information related to outstanding foreign currency forward exchange contracts, see Note 17 in the consolidated financial statements in Item 8 below.

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

        We, the management team of Rockwell Collins, are responsible for the preparation, integrity and objectivity of the financial statements and other financial information we have presented in this report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, applying our estimates and judgments.

        Deloitte & Touche LLP, our independent registered public accounting firm, is retained to audit our financial statements. Their accompanying report is based on audits conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), which include the consideration of our internal controls to determine the nature, timing and extent of audit tests to be applied.

        Our Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of independent, non-management Board members. The Audit Committee meets regularly with the independent registered public accounting firm and with the Company's internal auditors, both privately and with management present, to review accounting, auditing, internal control and financial reporting matters.

/s/ CLAYTON M. JONES Clayton M. Jones Chairman, President & Chief Executive Officer	/s/ PATRICK E. ALLEN Patrick E. Allen Senior Vice President & Chief Financial Officer

 MANAGEMENT'S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Rockwell Collins' internal control over financial reporting is a process designed, under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Rockwell Collins; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of Rockwell Collins' management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of Rockwell Collins' internal control over financial reporting as of October 3, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management determined that Rockwell Collins, Inc. maintained effective internal control over financial reporting as of October 3, 2008.

        Rockwell Collins' internal control over financial reporting as of October 3, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ CLAYTON M. JONES Clayton M. Jones Chairman, President & Chief Executive Officer	/s/ PATRICK E. ALLEN Patrick E. Allen Senior Vice President & Chief Financial Officer

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

        We have audited the internal control over financial reporting of Rockwell Collins, Inc. and subsidiaries (the "Company") as of October 3, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 3, 2008 of the Company and our report dated November 3, 2008, except for Note 24, as to which the date is November 25, 2008, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
November 3, 2008, except for Note 24, as to which the date is November 25, 2008

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

        We have audited the accompanying consolidated statements of financial position of Rockwell Collins, Inc. and subsidiaries (the "Company") as of October 3, 2008 and September 28, 2007, and the related consolidated statements of operations, cash flows, and shareowners' equity and comprehensive income for each of the three years in the period ended October 3, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 3, 2008 and September 28, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 3, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 11 to the consolidated financial statements, as of the beginning of fiscal 2007 the Company changed its measurement date for its defined benefit plans and as of September 28, 2007 the Company changed its method of accounting for the funded status of its defined benefit plans.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 3, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 3, 2008, except for Note 24, as to which the date is November 25, 2008, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
November 3, 2008, except for Note 24, as to which the date is November 25, 2008

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions, except per share amounts)

	September 30
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$175	$231
Receivables	950	883
Inventories	970	823
Current deferred income taxes	139	176
Other current assets	104	56

Total current assets	2,338	2,169
Property	680	607
Intangible Assets	198	147
Goodwill	609	544
Prepaid Pension Asset	—	88
Other Assets	319	195

TOTAL ASSETS	$4,144	$3,750

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
Short-term debt	$287	$—
Accounts payable	419	395
Compensation and benefits	295	305
Advance payments from customers	308	304
Product warranty costs	226	213
Income taxes payable	2	29
Other current liabilities	203	213

Total current liabilities	1,740	1,459
Long-Term Debt	228	223
Retirement Benefits	600	359
Other Liabilities	168	136
Shareowners' Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,378	1,353
Retained earnings	2,058	1,533
Accumulated other comprehensive loss	(578)	(336)
Common stock in treasury, at cost (shares held: 2008, 25.2; 2007, 18.0)	(1,452)	(979)

Total shareowners' equity	1,408	1,573

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$4,144	$3,750

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Year Ended September 30
	2008	2007	2006
Sales:
Product sales	$4,337	$4,007	$3,482
Service sales	432	408	381

Total sales	4,769	4,415	3,863
Costs, expenses and other:
Product cost of sales	3,041	2,819	2,491
Service cost of sales	293	273	261
Selling, general and administrative expenses	485	482	441
Interest expense	21	13	13
Other income, net	(24)	(15)	(32)

Total costs, expenses and other	3,816	3,572	3,174

Income before income taxes	953	843	689
Income tax provision	275	258	212

Net income	$678	$585	$477

Earnings per share:
Basic	$4.22	$3.50	$2.77
Diluted	$4.16	$3.45	$2.73
Weighted average common shares:
Basic	160.8	167.1	172.0
Diluted	162.9	169.7	174.5
Cash dividends per share	$0.80	$0.64	$0.56

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended September 30
	2008	2007	2006
Operating Activities:
Net income	$678	$585	$477
Adjustments to arrive at cash provided by operating activities:
Gain on sale of equity affiliate	—	—	(20)
Restructuring charge (adjustment)	—	(5)	14
Depreciation	106	96	85
Amortization of intangible assets	23	22	21
Stock-based compensation	19	17	18
Compensation and benefits paid in common stock	65	58	50
Tax benefit from exercise of stock options	8	34	28
Excess tax benefit from stock-based compensation	(8)	(33)	(28)
Deferred income taxes	73	43	33
Pension plan contributions	(14)	(90)	(66)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(68)	(126)	(78)
Inventories	(176)	(128)	(43)
Accounts payable	26	55	35
Advance payments from customers	4	61	24
Compensation and benefits	(10)	41	(16)
Income taxes	(67)	(23)	(12)
Other assets and liabilities	(39)	—	73

Cash Provided by Operating Activities	620	607	595

Investing Activities:
Property additions	(171)	(125)	(144)
Acquisition of businesses, net of cash acquired	(105)	(32)	(100)
Acquisition of intangible assets	(8)	(8)	—
Proceeds from settlement of discontinued license agreement	—	14	—
Sale of investment in equity affiliate, net	(1)	(2)	84
Proceeds from disposition of property	1	—	1

Cash Used for Investing Activities	(284)	(153)	(159)

Financing Activities:
Purchases of treasury stock	(576)	(333)	(492)
Cash dividends	(129)	(107)	(96)
Increase in short-term borrowings	287	—	—
Decrease in long-term borrowings	—	(27)	—
Proceeds from exercise of stock options	17	61	73
Net proceeds from issuance of long-term debt	—	—	46
Excess tax benefit from stock-based compensation	8	33	28

Cash Used for Financing Activities	(393)	(373)	(441)

Effect of exchange rate changes on cash and cash equivalents	1	6	4

Net Change in Cash and Cash Equivalents	(56)	87	(1)
Cash and Cash Equivalents at Beginning of Year	231	144	145

Cash and Cash Equivalents at End of Year	$175	$231	$144

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY

AND COMPREHENSIVE INCOME

(in millions)

	Year Ended September 30
	2008	2007	2006
Common Stock
Beginning and ending balance	$2	$2	$2

Additional Paid-In Capital
Beginning balance	1,353	1,305	1,263
Tax benefit from exercise of stock options	8	33	28
Stock-based compensation	19	17	18
Other	(2)	(2)	(4)

Ending balance	1,378	1,353	1,305

Retained Earnings
Beginning balance	1,533	1,105	771
Net income	678	585	477
Cash dividends	(129)	(107)	(96)
Shares issued under stock option and benefit plans	(19)	(45)	(47)
Defined benefit plans remeasurement adjustment	—	(5)	—
Change in accounting for tax contingencies	(5)	—	—

Ending balance	2,058	1,533	1,105

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(336)	(393)	(604)
Minimum pension liability adjustment	—	369	199
Defined benefit retirement plan recognition adjustment	—	(329)	—
Pension and other retirement benefit adjustment	(229)	—	—
Currency translation gain (loss)	(15)	19	11
Foreign currency cash flow hedge adjustment	2	(2)	1

Ending balance	(578)	(336)	(393)

Common Stock in Treasury
Beginning balance	(979)	(813)	(493)
Share repurchases	(576)	(333)	(492)
Shares issued from treasury	103	167	172

Ending balance	(1,452)	(979)	(813)

Total Shareowners' Equity	$1,408	$1,573	$1,206

Comprehensive Income
Net income	$678	$585	$477
Other comprehensive income (loss), net of deferred tax assets (liabilities) (2008, $132; 2007, $(216); 2006, $(117))	(242)	386	211

Comprehensive income	$436	$971	$688

See Notes to Consolidated Financial Statements

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Basis of Presentation

        Rockwell Collins, Inc. (the Company or Rockwell Collins) designs, produces and supports communications and aviation electronics for commercial and military customers worldwide.

        The Company operates on a 52/53 week fiscal year ending on the Friday closest to September 30. The Company's fiscal year 2008 was a 53 week year ending on October 3, 2008, while 2007 and 2006 were 52 week fiscal years. For ease of presentation, September 30 is utilized consistently throughout these financial statements and notes to represent the fiscal year end date. All date references contained herein relate to the Company's fiscal year unless otherwise stated.

2. Significant Accounting Policies

  Consolidation

        The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. The Company's investments in entities it does not control but over which it has the ability to exercise significant influence are accounted for under the equity method and are included in Other Assets. All intercompany transactions are eliminated.

  Revenue Recognition

        The Company enters into sales arrangements that may provide for multiple deliverables to a customer. The Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on relative fair values. Fair values are generally established based on the prices charged when sold separately by the Company. In general, revenues are separated between hardware, engineering services, maintenance services, and installation services. The allocated revenue for each deliverable is then recognized using appropriate revenue recognition methods.

        Sales related to long-term contracts requiring development and delivery of products over several years are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants' Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Sales and earnings under these contracts are recorded either as products are shipped under the units-of-delivery method (for production effort), or based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort). Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Sales and costs related to profitable purchase options are included in estimates only when the options are exercised while sales and costs related to unprofitable purchase options are included in estimates when exercise is determined to be probable. Sales related to change orders are included in estimates only if they can be reliably estimated and collectability is reasonably assured. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.

        Sales related to long-term separately priced product maintenance or warranty contracts are accounted for based on the terms of the underlying agreements. Certain contracts are fixed price contracts with sales recognized ratably over the contractual life, while other contracts have a fixed

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hourly rate with sales recognized based on actual labor or flight hours incurred. The cost of providing these services is expensed as incurred.

        The Company recognizes sales for all other products or services when all of the following criteria are met: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured.

  Research and Development

        The Company performs research and development activities relating to the development of new products and the improvement of existing products. Company-funded research and development programs are expensed as incurred and included in Cost of Sales. Customer-funded research and development expenditures are accounted for as contract costs within Cost of Sales, and the reimbursement is accounted for as a sale.

  Cash and Cash Equivalents

        Cash and cash equivalents includes time deposits and certificates of deposit with original maturity dates of three months or less.

  Allowance for Doubtful Accounts

        Allowances are established in order to report receivables at net realizable value on the Company's Statement of Financial Position. The determination of these allowances requires management of the Company to make estimates and judgments as to the collectability of customer account balances. These allowances are estimated for customers who are considered credit risks by reviewing the Company's collection experience with those customers as well as evaluating the customers' financial condition. The Company also considers both current and projected economic and market conditions. Special attention is given to accounts with invoices that are past due. Past due is defined as any invoice for which payment has not been received by the due date specified on the billing invoice. The uncollectible portion of receivables is charged against the allowance for doubtful accounts when collection efforts have ceased. Recoveries of receivables previously charged-off are recorded when received.

  Inventories

        Inventories are stated at the lower of cost or market using costs which approximate the first-in, first-out method, less related progress payments received. Inventoried costs include direct costs of manufacturing, certain engineering costs and allocable overhead costs. The Company regularly compares inventory quantities on hand on a part level basis to estimated forecasts of product demand and production requirements as well as historical usage. Based on these comparisons, management establishes an excess and obsolete inventory reserve on an aggregate basis. Inventory valuation reserves were $105 million and $99 million at September 30, 2008 and 2007, respectively.

        The Company defers certain pre-production engineering costs as work-in-process inventory in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. Such costs are typically deferred to the extent of the contractual guarantees and are generally amortized over a period of 1 to 8 years as a component of Cost of Sales as revenue is recognized on the minimum order quantity. Deferred pre-production engineering costs were $166 million and $126 million at September 30, 2008 and 2007, respectively. Pre-production engineering costs incurred pursuant to

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

supply arrangements that do not contain customer guarantees for reimbursement are expensed as incurred.

  Progress Payments

        Progress payments relate to both receivables and inventories and represent cash collected from government-related contracts whereby the governments have a legal right of offset related to the receivable or legal title to the work-in-process inventory.

  Property

        Property is stated at acquisition cost. Depreciation of property is generally provided using accelerated and straight-line methods over the following estimated useful lives: buildings and improvements, 15-40 years; machinery and equipment, 6-12 years; information systems software and hardware, 3-10 years; and furniture and fixtures 5-12 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis.

        Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense in the period incurred. The fair value of liabilities associated with the retirement of property is recorded when there is a legal or contractual requirement to incur such costs and the costs are reasonably estimable. Upon the initial recognition of a contractual or legal liability for an asset retirement obligation, the Company capitalizes the asset retirement cost by increasing the carrying amount of the property by the same amount as the liability. This asset retirement cost is then depreciated over the estimated useful life of the underlying property. The Company had no significant asset retirement obligations at September 30, 2008 and 2007.

  Goodwill and Intangible Assets

        Goodwill and intangible assets generally result from business acquisitions. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed, including research and development projects which have not yet reached technological feasibility and have no alternative future use (purchased research and development). Assets acquired and liabilities assumed are recorded at their fair values; the fair value of purchased research and development is immediately charged to expense; and the excess of the purchase price over the amounts assigned is recorded as goodwill. Assets acquired and liabilities assumed are allocated to the Company's reporting units based on the Company's integration plans and internal reporting structure. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized, but reviewed at least annually for impairment.

  Customer Incentives

        Rockwell Collins provides sales incentives to certain commercial customers in connection with sales contracts. Incentives consisting of cash payments or customer account credits are recognized as a reduction of sales and incentives consisting of free product are recognized as cost of sales.

        Incentives granted to customers prior to delivering products or performing services are recorded as a customer relationship intangible asset and amortized over the period the Company has received a contractually enforceable right related to the incentive. The net book value of incentives included in Intangible Assets were $56 million and $36 million at September 30, 2008 and 2007, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Incentives earned by customers based on purchases of Company products or services are recognized as a liability when the related sale is recorded. The liability for these incentives is included in Other Current Liabilities.

  Impairment of Long-Lived Assets

        Long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Assets held for disposal are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

        Goodwill and indefinite-lived intangible assets are tested annually for impairment with more frequent tests performed if indications of impairment exist. The Company's annual impairment testing date is in the second quarter of each fiscal year. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. Goodwill is potentially impaired if the carrying value of a reporting unit exceeds its estimated fair value. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. The Company's annual impairment testing performed in the second quarter of 2008, 2007, and 2006 yielded no impairments.

  Advance Payments from Customers

        Advance payments from customers represent cash collected from customers in advance of revenue recognition.

  Environmental

        Liabilities for environmental matters are recorded in the period in which it is probable that an obligation has been incurred and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, the Company records a liability for its estimated allocable share of costs related to its involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. At environmental sites in which the Company is the only responsible party, the Company records a liability for the total estimated costs of remediation. Costs of future expenditures for environmental remediation obligations do not consider inflation and are not discounted to present values. If recovery from insurers or other third parties is determined to be probable, the Company records a receivable for the estimated recovery.

  Income Taxes

        Current tax liabilities and assets are based upon an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which the Company transacts business. As part of the determination of its tax liability, management exercises considerable judgment in evaluating tax positions taken by the Company in determining the income tax provision under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) and establishes reserves for tax

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contingencies in accordance with FASB Interpretation No. 48, Accounting for uncertainty in income taxes, an interpretation of SFAS 109 (FIN 48). Deferred tax assets and liabilities are recorded for the estimated future tax effects attributable to temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and their respective carrying amounts for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

  Derivative Financial Instruments

        The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts for the purpose of minimizing exposure to changes in foreign currency exchange rates on business transactions and interest rates, respectively. The Company's policy is to execute such instruments with banks the Company believes to be creditworthy and not to enter into derivative financial instruments for speculative purposes or to manage exposure for net investments in foreign subsidiaries. These derivative financial instruments do not subject the Company to undue risk as gains and losses on these instruments generally offset gains and losses on the underlying assets, liabilities, or anticipated transactions that are being hedged.

        All derivative financial instruments are recorded at fair value in the Statement of Financial Position. For a derivative that has not been designated as an accounting hedge, the change in the fair value is recognized immediately through earnings. For a derivative that has been designated as an accounting hedge of an existing asset or liability (a fair value hedge), the change in the fair value of both the derivative and underlying asset or liability is recognized immediately through earnings. For a derivative designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the Statement of Financial Position in Accumulated Other Comprehensive Loss to the extent the derivative is effective in mitigating the exposure related to the anticipated transaction. The change in the fair value related to the ineffective portion of the hedge, if any, is immediately recognized in earnings. The amount recorded within Accumulated Other Comprehensive Loss is reclassified in earnings in the same period during which the underlying hedged transaction affects earnings. The Company does not exclude any amounts from the measure of effectiveness for both fair value and cash flow hedges.

  Use of Estimates

        The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, long-term contracts, allowances for doubtful accounts, inventory obsolescence, product warranty cost liabilities, customer incentives, retirement benefits, income taxes, environmental matters, recoverability of long-lived assets and contingencies. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the Statement of Operations in the period that they are determined.

  Concentration of Risks

        The Company's products and services are concentrated within the aerospace and defense industries with customers consisting primarily of military and commercial aircraft manufacturers, commercial airlines, and the United States and international governments. As a result of this industry focus, the Company's current and future financial performance is largely dependent upon the overall economic

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conditions within these industries. In particular, the commercial aerospace market has been historically cyclical and subject to downturns during periods of weak economic conditions, which could be prompted by or exacerbated by political or other domestic or international events. The defense market may be affected by changes in budget appropriations, procurement policies, political developments both domestically and abroad, and other factors. While management believes the Company's product offerings are well positioned to meet the needs of its customer base, any material deterioration in the economic and environmental factors that impact the aerospace and defense industries could have a material adverse effect on the Company's results of operations, financial position or cash flows.

        In addition to the overall business risks associated with the Company's concentration within the aerospace and defense industries, the Company is also exposed to a concentration of collection risk on credit extended to commercial airlines. At September 30, 2008, accounts receivable due from U.S. and international commercial airlines were approximately $20 million and $85 million, respectively. The Company performs ongoing credit evaluations on the financial condition of all of its commercial airline customers and maintains allowances for uncollectible accounts receivable based on expected collectability. Although management believes its allowances are adequate, the Company is not able to predict with certainty the changes in the financial stability of its customers. Any material change in the financial status of any one or group of customers could have a material adverse effect on the Company's results of operations, financial position or cash flows.

        As of September 30, 2008, approximately 12 percent of the Company's employees were represented by collective bargaining agreements, which are generally set to expire between September 2010 and May 2013.

  Recently Issued Accounting Standards

        In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (GAAP) (SFAS 162). The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material effect on the Company's financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. SFAS 161 is effective for the Company in the second quarter of fiscal year 2009. The adoption of SFAS 161 is not expected to have a material effect on the Company's financial statements other than providing certain enhanced disclosures.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expects, but is not obligated to incur, will be recognized separately from the business acquisition. This accounting standard is applied prospectively and is effective for the Company at the beginning of fiscal year 2010. The adoption of SFAS 141R is not expected to materially effect the Company's financial position, results of operations, or cash flows on the date the standard becomes effective; however, it is expected to have a significant effect on business acquisitions the Company makes subsequent to September 30, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In partial acquisitions where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for the Company at the beginning of fiscal year 2010. The adoption of SFAS 160 is not expected to have a material effect on the Company's financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure certain eligible financial assets and financial liabilities at fair value (the fair value option). SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. SFAS 159 is effective for the Company's fiscal year 2009. The Company does not currently plan to elect the fair value option for its financial assets or financial liabilities.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 indicates that, among other things, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 is effective for the Company's fiscal year 2009, with the exception of certain non-financial assets and liabilities for which the effective date is the Company's fiscal year 2010. The Company does not currently anticipate the implementation of SFAS 157 will materially effect the Company's financial position, results of operations, or cash flows.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions

        During the years ended September 30, 2008, 2007 and 2006, the Company completed five acquisitions that are summarized as follows:

				Intangible Assets
(dollars in millions)	Fiscal Year Acquired	Cash Purchase Price	Goodwill	Finite Lived	Weighted Average Life in Years
Athena Technologies, Inc	2008	$107	$67	$46	10
Information Technology & Applications Corporation	2007	37	26	12	7
Anzus, Inc.	2006	19	12	9	7
IP Unwired, Inc.	2006	10	7	3	8
E&S Simulation Business	2006	64	33	22	9

  Athena Technologies, Inc.

        On April 4, 2008, the Company acquired all of the shares of Athena Technologies, Inc. (Athena). Athena, located in Warrenton, Virginia, is a provider of navigation and control solutions, primarily to the Unmanned Aerial Vehicle market segment. The total cash purchase price, net of cash acquired, was $107 million. The Company is in the process of finalizing the pre-acquisition income tax return and its implications on the purchase price allocation. Based on the Company's preliminary allocation of the purchase price, $67 million has been allocated to goodwill and $46 million to finite-lived intangible assets with a weighted average life of approximately 10 years. The excess purchase price over net assets acquired reflects the Company's view that this acquisition will enhance the Company's navigation and control solution capabilities. None of the goodwill resulting from the acquisition is tax deductible. Goodwill is included within the assets of the Government Systems segment.

  Information Technology & Applications Corporation

        On August 10, 2007, the Company acquired all of the shares of Information Technology & Applications Corporation (ITAC). ITAC, located in Reston, Virginia, is a provider of intelligence, surveillance, reconnaissance and communications solutions to support the global war on terror and homeland security. The total cash purchase price, net of cash acquired, was $37 million. In the fourth quarter of fiscal year 2008, the purchase price allocation was finalized with $26 million allocated to goodwill and $12 million to finite-lived intangible assets with a weighted average life of approximately 7 years. The excess purchase price over net assets acquired reflects the Company's view that this acquisition will enhance the Company's communications intelligence capabilities. None of the goodwill resulting from the acquisition is tax deductible. Goodwill is included within the assets of the Government Systems segment.

  Anzus, Inc.

        On September 25, 2006, the Company acquired all of the shares of Anzus, Inc. (Anzus). Anzus, located in Poway, California, is a developer of software that enables high-speed tactical data link processing and sensor correlation for the U.S. Department of Defense as well as international governments. The total cash purchase price, net of cash acquired, was $19 million. In the fourth quarter of fiscal year 2007, the purchase price allocation was finalized with $12 million of the purchase price allocated to goodwill and $9 million to finite-lived intangible assets with a weighted average life of

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately 7 years. The excess purchase price over net assets acquired reflects the Company's view that this acquisition will enhance the Company's tactical data link integration solutions. None of the goodwill resulting from the acquisition is tax deductible. Goodwill is included within the assets of the Government Systems segment.

  IP Unwired, Inc.

        On September 5, 2006, the Company acquired all of the shares of IP Unwired, Inc. (IP Unwired). IP Unwired, located in Ottawa, Canada, is a provider of advanced digital communications and networking technology for U.S. and international military customers. The total cash purchase price, net of cash acquired, was $10 million. In the fourth quarter of fiscal year 2007, the purchase price allocation was finalized with $7 million of the purchase price allocated to goodwill and $3 million to finite-lived intangible assets with a weighted average life of approximately 8 years. The excess purchase price over net assets acquired reflects the Company's view that this acquisition will strengthen the Company's network-centric operational capabilities. All goodwill resulting from the acquisition is tax deductible. Goodwill is included within the assets of the Government Systems segment.

  E&S Simulation Business

        On May 26, 2006, the Company acquired Evans & Sutherland Computer Corporation's (E&S) military and commercial simulation assets and certain liabilities, including operations in the United States and United Kingdom (the E&S Simulation Business). The E&S Simulation Business produces hardware and software to create visual images for simulation, training, engineering, and other applications throughout the world. The total cash purchase price was approximately $64 million, which is net of a $5 million post-closing purchase price adjustment received by the Company in 2007 and a $2 million adjustment received in 2008. During the third quarter of fiscal year 2007, the purchase price and purchase price allocation were finalized with $33 million of the purchase price allocated to goodwill and $22 million to finite-lived intangible assets with a weighted average life of approximately 9 years. The excess purchase price over net assets acquired reflects the Company's view that this acquisition will further enhance the Company's simulation and training capabilities and provide more robust solutions for the Company's customers. All goodwill resulting from the acquisition is tax deductible. $22 million of goodwill was included in the Government Systems segment and $11 million of goodwill was included in the Commercial Systems segment.

        The results of operations for each of these acquired businesses are included in the Statement of Operations since their respective dates of acquisition. Pro forma financial information is not presented as the effect of these acquisitions is not material to the Company's results of operations.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Receivables

        Receivables are summarized as follows:

	September 30
(in millions)	2008	2007
Billed	$726	$715
Unbilled	254	207
Less progress payments	(21)	(30)

Total	959	892
Less allowance for doubtful accounts	(9)	(9)

Receivables	$950	$883

        The Company expects to collect all receivables outstanding as of September 30, 2008 within the next twelve months.

        Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

5. Inventories

        Inventories are summarized as follows:

	September 30
(in millions)	2008	2007
Finished goods	$244	$187
Work in process	436	362
Raw materials, parts, and supplies	362	371

Total	1,042	920
Less progress payments	(72)	(97)

Inventories	$970	$823

        In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to life-time buy inventory and certain pre-production engineering costs not expected to be realized within one year of $227 million and $183 million at September 30, 2008 and 2007, respectively. Life-time buy inventory is inventory that is typically no longer being produced by the Company's vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property

        Property is summarized as follows:

	September 30
(in millions)	2008	2007
Land	$30	$31
Buildings and improvements	342	307
Machinery and equipment	807	769
Information systems software and hardware	243	224
Furniture and fixtures	60	52
Construction in progress	99	72

Total	1,581	1,455
Less accumulated depreciation	(901)	(848)

Property	$680	$607

        In the current year, furniture and fixtures have been presented separately within Property. In prior years, such amounts had been presented within information systems software and hardware. Prior year amounts have been reclassified to conform to the current year presentation.

        Property additions acquired by incurring accounts payable, which are reflected as a non-cash transaction in the Company's Consolidated Statement of Cash Flows, were $26 million, $29 million, and $14 million at September 30, 2008, 2007, and 2006, respectively.

7. Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Total
Balance at September 30, 2006	$323	$194	$517
ITAC acquisition	25	—	25
Foreign currency translation adjustment	6	—	6
Other adjustments to goodwill	(1)	(3)	(4)

Balance at September 30, 2007	353	191	544
Athena acquisition	67	—	67
Foreign currency translation adjustment	(3)	—	(3)
Other adjustments to goodwill	1	—	1

Balance at September 30, 2008	$418	$191	$609

        Intangible assets are summarized as follows:

	September 30, 2008			September 30, 2007
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$181	$(87)	$94	$156	$(72)	$84
License agreements	20	(4)	16	11	(3)	8
Customer relationships	105	(25)	80	67	(19)	48
Trademarks and tradenames	14	(8)	6	12	(7)	5
Intangible assets with indefinite lives:
Trademarks and tradenames	2	—	2	2	—	2

Intangible assets	$322	$(124)	$198	$248	$(101)	$147

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In December 2007, the Commercial Systems segment acquired a license agreement in connection with its purchase of the SKYLink broadband terminal product line from ARINC Incorporated (ARINC). Under the terms of the six-year agreement, the Company will sell and support broadband terminals to the business jet market under the Company's eXchange brand and ARINC will provide certain satellite connectivity services. The initial purchase price was $7 million, of which $6 million was paid during the year ended September 30, 2008, and is subject to adjustment based on future sales volume of the product line.

        In prior years, the Company paid $14 million for a license fee related to a strategic agreement with The Boeing Company to provide a global broadband connectivity solution for business aircraft through the Company's Collins eXchange product. In August of 2006, The Boeing Company announced they would exit the high-speed broadband communications connectivity markets. During the year ended September 30, 2007, the Company and The Boeing Company reached a settlement that included, among other things, repayment of $14 million to the Company representing the carrying value of the license agreement.

        Amortization expense for intangible assets for the years ended September 30, 2008, 2007 and 2006 was $23 million, $22 million, and $21 million, respectively. Annual amortization expense for intangible assets for 2009, 2010, 2011, 2012 and 2013 is expected to be $27 million, $35 million, $38 million, $34 million, and $16 million, respectively.

8. Other Assets

        Other assets are summarized as follows:

	September 30
(in millions)	2008	2007
Long-term deferred income taxes (Note 16)	$144	$1
Long-term receivables	71	73
Investments in equity affiliates	9	10
Exchange and rental assets, net of accumulated depreciation of $98 at
September 30, 2008 and $95 at September 30, 2007	41	37
Other	54	74

Other assets	$319	$195

  Investments in Equity Affiliates

        Investments in equity affiliates primarily consist of four joint ventures: Vision Systems International, LLC (VSI), Data Link Solutions, LLC (DLS), Integrated Guidance Systems, LLC (IGS), and Quest Flight Training Limited (Quest). Each joint venture is 50 percent owned by the Company and accounted for under the equity method.

        VSI is a joint venture with Elbit Systems, Ltd. for the joint pursuit of helmet mounted cueing systems for the worldwide military fixed wing aircraft market.

        DLS is a joint venture with BAE Systems, plc for the joint pursuit of the worldwide military data link market.

        IGS is a joint venture with Honeywell International Inc. for the joint pursuit of integrated precision guidance solutions for worldwide guided weapons systems.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Quest is a joint venture with Quadrant Group plc (Quadrant) that provides aircrew training services primarily for the United Kingdom Ministry of Defence. The 50 percent investment in Quest was acquired from Evans & Sutherland in May of 2006.

        Rockwell Scientific Company, LLC (RSC) was a joint venture with Rockwell Automation, Inc. (Rockwell Automation) that was engaged in advanced research and development of technologies in electronics, imaging and optics, material and computational sciences and information technology. On September 15, 2006, the Company and Rockwell Automation sold RSC to Teledyne Brown Engineering, Inc. for $168 million in cash, of which the Company received approximately $84 million (50 percent), excluding expenses and certain retained liabilities. In the fourth quarter of 2006, the Company recorded a pre-tax gain of $20 million ($13 million after taxes, or 7 cents per share) related to the sale of RSC. This 2006 pre-tax gain was recorded in Other Income, Net.

        Under the equity method of accounting for investments, the Company's proportionate share of the earnings or losses of its equity affiliates are included in Net Income and classified as Other Income, Net in the Statement of Operations. For segment performance reporting purposes, Rockwell Collins' share of earnings or losses of VSI, DLS, IGS, and Quest are included in the operating results of the Government Systems segment. RSC was considered a corporate-level investment prior to its sale in 2006.

        In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $120 million, $128 million, and $139 million for the years ended September 30, 2008, 2007, and 2006, respectively. The deferred portion of profit generated from sales to equity affiliates was $4 million and $6 million at September 30, 2008 and 2007, respectively.

  Exchange and Rental Assets

        Exchange and rental assets consist of Company products that are either loaned or rented to customers on a short-term basis in connection with warranty and other service related activities or under operating leases. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives which range from 3-11 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis.

9. Other Current Liabilities

        Other current liabilities are summarized as follows:

	September 30
(in millions)	2008	2007
Customer incentives	$119	$117
Contract reserves	13	18
Other	71	78

Other current liabilities	$203	$213

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt

  Short-term Debt

        Under the Company's commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and will have a maturity of not more than 364 days from the time of issuance. At September 30, 2008, short-term commercial paper borrowings outstanding were $266 million with a weighted average interest rate and maturity period of 1.99 percent and 12 days, respectively.

  Revolving Credit Facilities

        The Company has an $850 million unsecured revolving credit facility with various banks that matures in March 2012. The credit facility has options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of lenders. This credit facility exists primarily to support the Company's commercial paper program, but may be used for other corporate purposes in the event access to the commercial paper market is impaired or eliminated. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. The ratio was 21 percent as of September 30, 2008. In addition, the credit facility contains covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company's unsecured long-term debt rating or, at the Company's option, rates determined by competitive bid. At September 30, 2008 and 2007, there were no outstanding borrowings under this revolving credit facility.

        In addition, short-term credit facilities available to foreign subsidiaries amounted to $60 million as of September 30, 2008, of which $23 million was utilized to support commitments in the form of commercial letters of credit. At September 30, 2008 and 2007, there were no significant commitment fees or compensating balance requirements under any of the Company's credit facilities. As of September 30, 2008, there were $21 million of short-term borrowings outstanding under the Company's foreign subsidiaries' credit facilities.

  Long-Term Debt

        In June 2006, the Company entered into a five-year unsecured variable rate loan facility agreement for 20.4 million euros ($25 million). The interest rate is variable at the Euro Interbank Offered Rate plus 35 basis points and interest is payable quarterly. The outstanding balance of this loan facility was $24 million at September 30, 2008 and 2007. The interest rate was 5.31 percent and 5.08 percent at September 30, 2008 and 2007, respectively. The variable rate loan facility contains customary loan covenants, none of which are financial covenants. Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreement would require the repayment of any outstanding borrowings under the agreement.

        In June 2006, the Company entered into a five-year unsecured variable rate loan facility agreement for 11.5 million British pounds ($21 million). This loan facility was repaid in 2007.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In addition, the Company has a shelf registration statement filed with the Securities and Exchange Commission, which expires on November 30, 2008, covering up to $750 million in debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. On November 20, 2003, the Company issued $200 million of 4.75 percent fixed rate unsecured debt under the shelf registration due December 1, 2013 (the Notes). Interest payments on the Notes are due on June 1 and December 1 of each year. The Notes contain certain covenants and events of default, including requirements that the Company satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. In 2004, the Company entered into interest rate swap contracts which effectively converted $100 million aggregate principal amount of the Notes to floating rate debt based on six-month LIBOR less 7.5 basis points. See Note 17 for additional information relating to the interest rate swap contracts. At September 30, 2008, $550 million of the shelf registration statement was available for future use.

        Long-term debt and a reconciliation to the carrying amount is summarized as follows:

	September 30
(in millions)	2008	2007
Principal amount of Notes due December 1, 2013	$200	$200
Principal amount of variable rate loan facility due June 2011	24	24
Fair value swap adjustment (Note 17)	4	(1)

Long-term debt	$228	$223

        The Company was in compliance with all debt covenants at September 30, 2008 and 2007.

        Interest paid on debt for the years ended September 30, 2008, 2007, and 2006 was $20 million, $13 million, and $11 million, respectively.

11. Retirement Benefits

        The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans covering most of its U.S. employees and certain employees in foreign countries which provide monthly pension and other benefits to eligible employees upon retirement.

  SFAS 158 Adoption

        During the first quarter of 2007, the Company changed its measurement date from June 30 to September 30 for all of the Company's defined benefit retirement plans. In accordance with the measurement date transition provisions of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158), the Company remeasured benefit obligations and plan assets as of the beginning of fiscal year 2007. As a result of this remeasurement, retirement benefit liabilities increased $141 million and Accumulated Other Comprehensive Loss increased $47 million, primarily due to a decline in the discount rate for Pension Benefits from 6.5 percent to 6.1 percent. The Company also recorded a charge to Retained Earnings in fiscal year 2007 of $5 million, after tax, which was the net benefit cost for the period from July 1, 2006 to September 30, 2006.

        Effective September 30, 2007, the Company adopted the recognition provisions of SFAS 158 and recognized the funded status of the Company's defined benefit retirement plans on the Statement of

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Position. At September 30, 2007, the previously unrecognized differences between actual amounts and estimates based on actuarial assumptions were included in Accumulated Other Comprehensive Loss in the Statement of Financial Position as required by SFAS 158. The Company has recognized the aggregate of all overfunded plans as a Prepaid Pension Asset and the aggregate of all underfunded plans as a Retirement Benefit Liability. The current portion of the liability is the amount by which the actuarial present value of benefits included in the benefit obligation payable in the next 12 months exceeds the fair value of plan assets and is reflected in Compensation and Benefits in the Statement of Financial Position.

  Other Comprehensive Loss

        The following table summarizes the amounts included in Accumulated Other Comprehensive Loss before tax related to retirement benefits as of September 30, 2008 and 2007 and changes recognized in Other Comprehensive Loss before tax for the year ended September 30, 2008:

(in millions)	Pension Benefits	Other Retirement Benefits	Total
September 30, 2007	$501	$70	$571
Current year prior service cost	3	9	12
Current year net actuarial (gain) / loss	404	(43)	361
Amortization of prior service cost	19	33	52
Amortization of actuarial loss	(46)	(14)	(60)
Foreign currency translation	(3)	—	(3)

September 30, 2008	$878	$55	$933

  Components of Expense / (Income)

        The components of expense / (income) for Pension Benefits and Other Retirement Benefits are summarized below:

	Pension Benefits			Other Retirement Benefits
(in millions)	2008	2007	2006	2008	2007	2006
Service cost	$8	$8	$50	$4	$4	$4
Interest cost	163	151	140	14	15	15
Expected return on plan assets	(201)	(189)	(181)	(1)	(1)	(1)
Amortization:
Prior service cost	(19)	(19)	(18)	(33)	(39)	(39)
Net actuarial loss	46	58	79	14	16	19

Net benefit expense (income)	$(3)	$9	$70	$(2)	$(5)	$(2)

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Funded Status and Net Asset (Liability)

        The following table reconciles the projected benefit obligations (PBO), plan assets, funded status, and net asset (liability) for the Company's Pension Benefits and the Other Retirement Benefits.

	Pension Benefits		Other Retirement Benefits
(in millions)	2008	2007	2008	2007
PBO at beginning of period	$2,554	$2,557	$238	$278
Service cost	8	8	4	4
Interest cost	163	151	14	15
Discount rate change	(284)	(164)	(17)	(10)
Actuarial losses (gains)	40	130	(28)	(5)
Plan amendments	3	—	9	(15)
Benefits paid	(150)	(140)	(24)	(29)
Other	(12)	12	4	—

PBO at end of period	2,322	2,554	200	238

Plan assets at beginning of period	2,490	2,207	15	15
Actual return on plan assets	(448)	328	(2)	2
Company contributions	14	90	19	27
Benefits paid	(150)	(140)	(24)	(29)
Other	(8)	5	4	—

Plan assets at end of period	1,898	2,490	12	15

Funded status of plans	$(424)	$(64)	$(188)	$(223)

Funded status consists of:
Prepaid pension asset	$—	$88	$—	$—
Retirement benefits liability	(415)	(143)	(180)	(213)
Compensation and benefits liability	(9)	(9)	(8)	(10)

Net liability	$(424)	$(64)	$(188)	$(223)

        The Company's non-US defined benefit pension plans represented 5 percent of the total PBO at both September 30, 2008 and 2007. The accumulated benefit obligation for all defined benefit pension plans was $2,316 million and $2,547 million at September 30, 2008 and September 30, 2007, respectively.

        The estimated amounts that will be amortized from Accumulated Other Comprehensive Loss into net defined benefit expense / (income) during the year ending September 30, 2009 are as follows:

(in millions)	Pension Benefits	Other Retirement Benefits	Total
Prior service cost	(19)	(22)	(41)
Net actuarial loss	30	10	40

Total	$11	$(12)	$(1)

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Actuarial Assumptions

        The following table presents the significant assumptions used in determining the benefit obligations.

	Pension Benefits				Other Retirement Benefits
	US		Non-US		US
	2008	2007	2008	2007	2008	2007
Discount rate	7.60%	6.60%	6.23%	5.50%	7.60%	6.50%
Compensation increase rate	—	—	4.10%	4.50%	—	—

        Discount rates used to determine the benefit obligations are determined by using a weighted average of market-observed yields for high quality fixed income securities that correspond to the payment of benefits.

        Significant assumptions used in determining the net benefit expense (income) are as follows:

	Pension Benefits				Other Retirement Benefits
	US		Non-US		US
	2008	2007	2008	2007	2008	2007
Discount rate	6.60%	6.10%	5.50%	5.00%	6.50%	6.00%
Expected long-term return on plan assets	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
Compensation increase rate	—	—	4.50%	4.50%	—	—
Pre-65 health care cost gross trend rate*	—	—	—	—	11.00%	11.00%
Post-65 health care cost gross trend rate*	—	—	—	—	11.00%	11.00%
Ultimate trend rate*	—	—	—	—	5.50%	5.50%
Year that trend reaches ultimate rate*	—	—	—	—	2013	2012

    *
    Due to the effect of the fixed Company contribution, the net impact of any change in trend rate is not significant.

        Expected long-term return on plan assets for each year presented is based on both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. Actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of assets are amortized on a straight-line basis over the average remaining service period of active participants. Prior service costs resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants. The Company uses a five-year, market-related value asset method of amortizing the difference between actual and expected returns on plan assets.

  Pension Plan Benefits

        The Company historically provided pension benefits to most of the Company's U.S. employees in the form of non-contributory, defined benefit plans that are considered qualified plans under applicable

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

laws. The benefits provided under these plans for salaried employees are generally based on years of service and average compensation. The benefits provided under these plans for hourly employees are generally based on specified benefit amounts and years of service. In addition, the Company sponsors an unfunded non-qualified defined benefit plan for certain employees. The Company also maintains two pension plans in foreign countries, one of which is unfunded.

        In June 2003, the Company's U.S. qualified and non-qualified defined benefit pension plans were amended to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. These changes affect all of the Company's domestic pension plans for all salaried and hourly employees not covered by collective bargaining agreements. The Company supplemented its existing defined contribution savings plan effective October 1, 2006 to include additional Company contributions which were $37 million in 2008 and $28 million in 2007.

        For the years ended September 30, 2008 and 2007, the Company made contributions to its pension plans as follows:

(in millions)	2008	2007
Discretionary contributions to U.S. qualified plan	$—	$75
Contributions to international plans	7	7
Contributions to U.S. non-qualified plan	7	8

Total	$14	$90

        The Company's objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. Although the Company does not anticipate it will be required to make any contributions to its U.S. qualified pension plan by governmental regulations in 2009, the Company plans to make a discretionary contribution of $75 million in 2009 to further improve the funded status of this plan. Contributions to the Company's international plans and the U.S. non-qualified plan are expected to total $13 million in 2009.

  Other Retirement Benefits

        Other retirement benefits consist of retiree health care and life insurance benefits that are provided to substantially all of the Company's U.S. employees and covered dependents. Employees generally become eligible to receive these benefits if they retire after age 55 with at least 10 years of service. Most plans are contributory with retiree contributions generally based upon years of service and adjusted annually by the Company. Retiree medical plans pay a stated percentage of expenses reduced by deductibles and other coverage, principally Medicare. The amount the Company will contribute toward retiree medical coverage for most employees is fixed. Additional premium contributions will be required from participants for all costs in excess of the Company's fixed contribution amount. As a result, increasing or decreasing the health care cost trend rate by one percentage point would not have a significant impact on the Company's cost of providing these benefits. Retiree life insurance plans provide coverage at a flat dollar amount or as a multiple of salary. With the exception of certain bargaining unit plans, Other Retirement Benefits are funded as expenses are incurred. Contributions to the Company's other postretirement plans are expected to total $17 million in 2009.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Other Retirement Benefit plan amendments reduced the benefit obligation by $15 million at September 30, 2007. The plan amendments primarily related to the Company no longer providing post-age 65 prescription drug coverage effective January 1, 2008.

  Plan Assets

        Total plan assets for Pension Benefits and Other Retirement Benefits as of September 30, 2008 and 2007 were $1,910 million and $2,505 million, respectively. The Company has established investment objectives that seek to preserve and maximize the amount of plan assets available to pay plan benefits. These objectives are achieved through investment guidelines requiring diversification and allocation strategies designed to maximize the long-term returns on plan assets while maintaining a prudent level of investment risk. These investment strategies are implemented using actively managed and indexed assets. Target and actual asset allocations as of September 30 are as follows:

	Target Mix	2008	2007
Equities	40%-70%	64%	69%
Fixed income	25%-60%	36%	30%
Alternative investments	0%-15%	—	—
Cash	0%-5%	—	1%

        Alternative investments may include real estate, hedge funds, venture capital, and private equity. There were no plan assets invested in the securities of the Company as of September 30, 2008 and 2007 or at any time during the years then ended. Target and actual asset allocations are periodically rebalanced between asset classes in order to mitigate investment risk and maintain asset classes within target allocations.

  Benefit Payments

        The following table reflects estimated benefit payments to be made to eligible participants for each of the next five years and the following five years in aggregate:

(in millions)	Pension Benefits	Other Retirement Benefits
2009	$150	$21
2010	154	21
2011	158	21
2012	163	22
2013	170	22
2014 - 2018	951	85

        Substantially all of the Pension Benefit payments relate to the Company's qualified funded plans which are paid from the pension trust.

12. Shareowners' Equity

  Common Stock

        The Company is authorized to issue one billion shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, without par value, of which 2.5 million shares are designated as Series A Junior Participating Preferred Stock for issuance in connection with the exercise of

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

preferred share purchase rights. At September 30, 2008, 13.5 million shares of common stock were reserved for issuance under various employee incentive plans and the employee stock purchase plan (ESPP).

  Preferred Share Purchase Rights

        Each outstanding share of common stock provides the holder with one Preferred Share Purchase Right (Right). The Rights will become exercisable only if a person or group acquires, or offers to acquire, without prior approval of the Board of Directors, 15 percent or more of the Company's common stock. However, the Board of Directors is authorized to reduce the 15 percent threshold for triggering the Rights to not less than 10 percent. Upon exercise, each Right entitles the holder to 1/100th of a share of Series A Junior Participating Preferred Stock of the Company (Junior Preferred Stock) at a price of $125, subject to adjustment.

        Upon acquisition of the Company, each Right (other than Rights held by the acquirer) will generally be exercisable for $250 worth of either common stock of the Company or common stock of the acquirer for $125. In certain circumstances, each Right may be exchanged by the Company for one share of common stock or 1/100th of a share of Junior Preferred Stock. The Rights will expire on June 30, 2011, unless earlier exchanged or redeemed at $0.01 per Right. The Rights have the effect of substantially increasing the cost of acquiring the Company in a transaction not approved by the Board of Directors.

  Treasury Stock

        The Company repurchased shares of its common stock as follows:

(in millions)	2008	2007	2006
Amount of share repurchases	$576	$333	$492
Number of shares repurchased	9.0	4.6	9.3

        The Company paid $19 million in 2007 related to the settlement of an accelerated share repurchase agreement executed in 2006, which is reflected in the table above. At September 30, 2008, the Company was authorized to repurchase an additional $165 million of outstanding stock under the Company's share repurchase program.

  Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consists of the following:

	September 30
(in millions)	2008	2007	2006
Unamortized pension and other retirement benefits, net of taxes of $344 for 2008 and $211 for 2007	$(589)	$(360)	$—
Minimum pension liability adjustment, net of taxes of $234 for 2006	—	—	(400)
Foreign currency translation adjustment	12	27	8
Foreign currency cash flow hedge adjustment	(1)	(3)	(1)

Accumulated other comprehensive loss	$(578)	$(336)	$(393)

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation

  Stock-Based Compensation Program Description

        Under the Company's 2001 Long-Term Incentives Plan and Directors Stock Plan, up to 14.3 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights, and restricted stock. Shares available for future grant or payment under these plans were 0.4 million at September 30, 2008.

        Under the Company's 2006 Long-Term Incentives Plan, up to 11.0 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other awards. Each share issued pursuant to an award of restricted stock, restricted stock units, performance shares, and performance units counts as three shares against the authorized limit. Shares available for future grant or payment under this plan were 8.9 million at September 30, 2008.

        Options to purchase common stock of the Company have been granted under various incentive plans to directors, officers, and other key employees. All of the Company's stock-based incentive plans require options to be granted at prices equal to or above the fair market value of the common stock on the dates the options are granted. The plans provide that the option price for certain options granted under the plans may be paid by the employee in cash, shares of common stock, or a combination thereof. Certain option awards provide for accelerated vesting if there is a change in control. Stock options generally expire ten years from the date they are granted and generally vest ratably over three years. The Company has an ongoing share repurchase plan and expects to satisfy share option exercises from treasury stock.

        Until 2006, the Company utilized stock options as the primary component of stock-based compensation awards under its long-term incentive plans for officers and other key employees. In 2006, the Company began using fewer stock options as part of these awards and introduced multi-year performance shares and restricted stock. Both the performance shares and restricted stock cliff vest at the end of three years. The number of performance shares that will ultimately be issued is based on achievement of performance targets over a three-year period that considers cumulative sales growth and return on sales with an additional potential adjustment up or down depending on the Company's total return to shareowners compared to a group of peer companies. The Company's stock-based compensation awards are designed to align management's interests with those of the Company's shareowners and to reward outstanding Company performance. The Company's stock-based compensation awards serve as an important retention tool because the awards generally vest over a three-year period or cliff vest at the end of three years.

        Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation expense included within the Consolidated Statement of Operations for 2008, 2007, and 2006 is as follows:

(in millions, except per share amounts)	2008	2007	2006
Stock-based compensation expense included in:
Product cost of sales	$4	$4	$4
Service cost of sales	2	1	1
Selling, general and administrative expenses	13	12	13

Total	$19	$17	$18

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  General Option Information

        The following summarizes the activity of the Company's stock options for 2008, 2007, and 2006:

(shares in thousands, remaining life in years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2005	10,428	$26.52
Granted	590	45.22
Exercised	(2,848)	25.52
Forfeited or expired	(79)	34.49

Outstanding at September 30, 2006	8,091	28.16
Granted	456	58.36
Exercised	(2,388)	26.44
Forfeited or expired	(29)	45.01

Outstanding at September 30, 2007	6,130	30.99
Granted	373	72.22
Exercised	(637)	25.96
Forfeited or expired	(38)	46.24

Outstanding at September 30, 2008	5,828	$34.09	4.8

Vested or expected to vest(a)	5,786	$33.88	4.3

Exercisable at September 30, 2008	4,995	$29.49	4.2

    (a)
    Represents outstanding options reduced by expected forfeitures

	2008	2007	2006
Weighted-average fair value per share of options granted	$22.97	$16.70	$13.46
Intrinsic value of options exercised	$24 million	$94 million	$75 million
Tax deduction resulting from intrinsic value of options exercised	$8 million	$34 million	$27 million

        The intrinsic value of options outstanding and options exercisable at September 30, 2008 was $73 million and $73 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following summarizes the activity of the Company's stock options that have not vested for the years ended September 30, 2008, 2007, and 2006:

(shares in thousands)	Shares	Weighted Average Exercise Price
Nonvested at September 30, 2005	3,282	$32.49
Granted	590	45.22
Vested	(1,703)	34.35
Forfeited or expired	(57)	36.12

Nonvested at September 30, 2006	2,112	36.39
Granted	456	58.36
Vested	(1,295)	33.61
Forfeited or expired	(29)	45.01

Nonvested at September 30, 2007	1,244	47.13
Granted	373	72.22
Vested	(759)	43.17
Forfeited or expired	(25)	58.59

Nonvested at September 30, 2008	833	$61.62

        The total fair value of options vested was $9 million, $13 million, and $17 million during the years ended September 30, 2008, 2007, and 2006, respectively. Total unrecognized compensation expense for options that have not vested as of September 30, 2008 is $6 million and will be recognized over a weighted average period of 0.8 years.

  Stock Option Fair Value Information

        The Company's determination of fair value of option awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These assumptions include, but are not limited to: the Company's expected stock price volatility, the projected employee stock option exercise term, the expected dividend yield, and the risk-free interest rate. Changes in these assumptions can materially affect the estimated value of the stock options.

        The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2008 Grants	2007 Grants	2006 Grants
Risk-free interest rate	3.86%	4.55%	4.40%
Expected dividend yield	0.98%	1.09%	1.08%
Expected volatility	0.30	0.28	0.30
Expected life	6 years	5 years	5 years

        The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The binomial lattice model assumes that employees' exercise behavior is a function of the option's remaining expected life and the extent to which the option is in-the-money. The binomial lattice model estimates the probability of exercise as a function of

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

these two variables based on the entire history of exercises and forfeitures on all past option grants made by the Company.

  Performance Shares, Restricted Shares, and Restricted Stock Units Information

        The following summarizes the Company's performance shares, restricted shares, and restricted stock units for 2008, 2007, and 2006:

	Performance Shares		Restricted Shares		Restricted Stock Units
(in millions, except shares and per share amounts)	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding at September 30, 2005	—		—		—
Granted	79,127	$45.18	62,875	$46.37	18,523	$52.40
Restrictions released	—		—		—
Forfeited	(1,898)		(1,400)		—

Outstanding at September 30, 2006	77,229		61,475		18,523
Granted	64,377	58.36	42,520	58.69	21,323	$65.32
Restrictions released	—		(886)		(1,516)
Forfeited	(7,756)		(1,760)		—

Outstanding at September 30, 2007	133,850		101,349		38,330
Granted	118,072	72.26	45,900	72.12	21,830	64.57
Restrictions released	—		(2,371)		(8,110)
Forfeited	(7,226)		(3,150)		(1,060)

Outstanding at September 30, 2008	244,696	$61.26	141,728	$58.46	50,990	$61.49

(in millions, remaining life in years)	Performance Shares	Restricted Shares	Restricted Stock Units
Total unrecognized compensation costs at September 30, 2008	$12	$3	$—
Weighted average life remaining at September 30, 2008	1.2	1.2	—

        The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2008 based on the achievement of performance targets for fiscal years 2008 through 2010 is 277,831. The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2007 based on the achievement of performance targets for fiscal years 2007 through 2009 is 144,574. The number of shares of common stock that will be issued in respect of performance shares granted in 2006 based on the achievement of performance targets for fiscal years 2006 through 2008 is 109,910.

  Diluted Share Equivalents

        Dilutive stock options outstanding resulted in an increase in average outstanding diluted shares of 1.8 million, 2.4 million, and 2.5 million for 2008, 2007, and 2006, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the year. Stock options excluded from the average outstanding diluted shares calculation were 0.4 million and less than 0.1 million and 0.1 million in 2008, 2007, and 2006,

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. Dilutive performance shares, restricted shares, and restricted stock units resulted in an increase in average outstanding dilutive shares of 0.3 million in 2008, 0.2 million in 2007, and less than 0.1 million in 2006.

  Employee Benefits Paid in Company Stock

        The Company offers an Employee Stock Purchase Plan (ESPP) which allows employees to have their base compensation withheld to purchase the Company's common stock each month at 95 percent of the fair market value on the last day of the month. The Company is authorized to issue 9.0 million shares under the ESPP, of which 4.2 million shares are available for future grant at September 30, 2008. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit.

        The Company also sponsors defined contribution savings plans that are available to the majority of its employees. The plans allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions using common stock of the Company up to certain limits. Employees may transfer at any time all or a portion of their balance in Company common stock to any of the other investment options offered within the plans. In addition, effective October 1, 2006, the defined contribution savings plan was amended to include an additional cash contribution based on an employee's age and service. The Company's expense related to the savings plans was $90 million, $75 million, and $39 million for 2008, 2007 and 2006, respectively.

        During 2008, 2007, and 2006, 1.1 million, 0.9 million, and 1.0 million shares, respectively, of Company common stock were issued to employees under the Company's employee stock purchase and defined contribution savings plans at a value of $65 million, $58 million, and $50 million for the respective periods.

14. Research and Development

        Research and development expense consists of the following:

(in millions)	2008	2007	2006
Customer-funded	$501	$480	$443
Company-funded	395	347	279

Total research and development	$896	$827	$722

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Other Income, Net

        Other income, net consists of the following:

(in millions)	2008	2007	2006
Gain on sale of equity affiliate(a)	$—	$—	$(20)
Earnings from equity affiliates	(8)	(8)	(8)
Interest income	(8)	(4)	(5)
Royalty income	(11)	(6)	(5)
Other, net	3	3	6

Other income, net	$(24)	$(15)	$(32)

    (a)
    See Note 8 for a discussion of the gain on sale of Rockwell Scientific Company, LLC recorded in 2006.

16. Income Taxes

        The components of income tax expense are as follows:

(in millions)	2008	2007	2006
Current:
United States federal	$200	$189	$161
Non-United States	2	12	12
United States state and local	—	14	6

Total current	202	215	179

Deferred:
United States federal	58	41	27
Non-United States	11	(1)	3
United States state and local	4	3	3

Total deferred	73	43	33

Income tax expense	$275	$258	$212

        Net current deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(in millions)	2008	2007
Inventory	$6	$4
Product warranty costs	77	73
Customer incentives	27	31
Contract reserves	11	12
Compensation and benefits	(3)	34
Other, net	18	22

Current deferred income taxes, net	$136	$176

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Net long-term deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(in millions)	2008	2007
Retirement benefits	$173	$55
Intangibles	(27)	(8)
Property	(69)	(62)
Stock-based compensation	17	11
Other, net	40	(39)

Long-term deferred income taxes, net	$134	$(43)

        Current deferred income tax assets and liabilities and Long-term deferred income tax assets and liabilities are included in the Consolidated Statement of Financial Position as follows:

	September 30
(in millions)	2008	2007
Current deferred income taxes	$139	$176
Other current liabilities	(3)	—

Current deferred income taxes, net	$136	$176

Other Assets	$144	$1
Other Liabilities	(10)	(44)

Long-term deferred income taxes, net	$134	$(43)

        Management believes it is more likely than not that the current and long-term deferred tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) the historical operating results of Rockwell Collins ($1,861 million of United States taxable income over the past three years), (b) expectations of future earnings, and (c) the extended period of time over which the retirement benefit liabilities will be paid.

        The effective income tax rate differed from the United States statutory tax rate for the reasons set forth below:

	2008	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
Research and development credit	(2.6)	(4.0)	(0.8)
Extraterritorial income exclusion	—	(0.5)	(3.0)
Domestic manufacturing deduction	(1.5)	(0.7)	(0.4)
State and local income taxes	0.6	1.1	0.5
Tax settlements	(2.3)	—	—
Other	(0.3)	(0.3)	0.5)

Effective income tax rate	28.9%	30.6%	30.8%

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Income tax expense was calculated based on the following components of income before income taxes:

(in millions)	2008	2007	2006
United States income	$898	$802	$642
Non-United States income	55	41	47

Total	$953	$843	$689

        The Federal Research and Development Tax Credit (R&D Tax Credit) expired December 31, 2007. On the last day of fiscal 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2008 to December 31, 2009. The effective tax rate for fiscal year 2008 reflects a full year of benefit from the Federal R&D tax credit.

        The effective tax rate for fiscal year 2007 reflects the retroactive reinstatement of the Federal R&D Tax Credit which had previously expired December 31, 2005. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2006 to December 31, 2007. The retroactive benefit for the previously expired period from January 1, 2006 to September 30, 2006 lowered the Company's effective tax rate by about 1.5 percentage points for the year ended September 30, 2007.

        The phase-out period for the Federal Extraterritorial Income Exclusion (ETI) tax benefit ended on December 31, 2006. The enacted federal replacement tax benefit for ETI, the Domestic Manufacturing Deduction (DMD), applied to the full fiscal 2007 year. In 2008, the available DMD tax benefit is two-thirds of the full benefit that will be available in 2011. In 2007, the available DMD tax benefit was one-third of the full benefit that will be available in 2011.

        The Company's U.S. Federal income tax returns for the tax years ended September 30, 2005 and prior have been audited by the Internal Revenue Service (IRS) and are closed to further adjustments by the IRS. The IRS is currently auditing the Company's tax returns for the years ended September 30, 2006 and 2007. The Company has not received any proposed audit adjustments from the IRS. The Company is also currently under audit in various U.S. states and foreign jurisdictions. The U.S. state and foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

        During 2008, the Congressional Joint Committee on Taxation completed its review of the IRS examination of the Company's tax returns for the taxable years ended September 30, 2004 and 2005 as well as the amended returns for the years ended September 30, 2002 and 2003 (the tax settlements) resulting in a benefit to the effective income tax rate for the year ended September 30, 2008 of 2.3 percentage points.

        No provision has been made as of September 30, 2008 for United States federal or state, or additional foreign income taxes related to approximately $185 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested.

        The Company paid income taxes, net of refunds, of $268 million, $212 million, and $164 million, in 2008, 2007, and 2006, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  FASB Interpretation No. 48

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

        The Company adopted the provisions of FIN 48 at the beginning of fiscal year 2008. The $5 million cumulative effect of adopting FIN 48 was recorded as a reduction to retained earnings in the first quarter of 2008. As of the beginning of fiscal year 2008, the Company had gross unrecognized tax benefits of $84 million recorded within Other Liabilities in the Consolidated Statement of Financial Position, of which $52 million would affect the effective income tax rate if recognized. At September 30, 2008, the Company had gross unrecognized tax benefits of $73 million recorded within Other Liabilities in the Consolidated Statement of Financial Position, of which $41 million would affect the effective income tax rate if recognized. During the next 12 months, the amount of previously unrecognized tax benefits is not expected to significantly change.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance at October 1, 2007	$84
Additions for tax positions related to the current year	19
Additions for tax positions of prior years	2
Reductions for tax positions of prior years	(20)
Reductions for tax positions related to settlements with taxing authorities	(12)
Reductions for tax positions related to prior years as a result of a lapse of statute of limitations	—

Balance at September 30, 2008	$73

        The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of October 1, 2007, the total amount of interest and penalties recognized within Other Liabilities in the Consolidated Statement of Financial Position was $9 million. As of September 30, 2008, the total amount of interest and penalties recognized within Other Liabilities in the Consolidated Statement of Financial Position was $5 million.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Financial Instruments

  Fair Value of Financial Instruments

        The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	September 30, 2008		September 30, 2007
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$175	$175	$231	$231
Deferred compensation plan investments	33	33	39	39
Short-term debt	(287)	(287)	—	—
Long-term debt	(228)	(216)	(223)	(216)
Interest rate swaps	4	4	(1)	(1)
Foreign currency forward exchange contracts	(2)	(2)	(5)	(5)

        The fair value of cash and cash equivalents approximate their carrying value due to the short-term nature of the instruments. Fair value for deferred compensation plan investments is based on quoted market prices and is recorded at fair value within Other Assets. The fair value of short-term debt approximates its carrying value due to the short-term nature of the debt. Fair value information for long-term debt and interest rate swaps is based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities, and degree of risk. The fair value of foreign currency forward exchange contracts is estimated based on quoted market prices for contracts with similar maturities. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

  Interest Rate Swaps

        The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. On November 20, 2003, the Company entered into two interest rate swap contracts (the Swaps) which expire on December 1, 2013 and effectively convert $100 million of the 4.75 percent fixed rate long-term notes to floating rate debt based on six-month LIBOR less 7.5 basis points. The Company has designated the Swaps as fair value hedges. At September 30, 2008 and 2007, the Swaps are recorded at a fair value of $4 million and $1 million, within Other Assets and Other Liabilities, respectively, offset by a fair value adjustment to Long-Term Debt (Note 10) of $4 million and $1 million, respectively. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

  Foreign Currency Forward Exchange Contracts

        The Company transacts business in various foreign currencies which subjects the Company's cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. The Company has established a program that utilizes foreign currency forward exchange contracts (foreign currency contracts) and attempts to minimize its exposure to fluctuations in foreign currency exchange rates relating to these transactions. Foreign currency contracts provide for the exchange of currencies at specified future prices and dates and reduce exposure to currency fluctuations

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by generating gains and losses that are intended to offset gains and losses on the underlying transactions. Principal currencies that are hedged include the European euro, British pound, and Japanese yen. The duration of foreign currency contracts is generally two years or less. The maximum duration of a foreign currency contract at September 30, 2008 was 142 months. The Company hedges the majority of the Company's non-functional currency firm and anticipated receivables and payables that are denominated in major currencies which can be traded on open markets. The Company does not manage exposure to net investments in foreign subsidiaries.

        Notional amounts of outstanding foreign currency forward exchange contracts were $218 million and $205 million at September 30, 2008 and 2007, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of these foreign currency contracts at September 30, 2008 and 2007 were net liabilities of $2 million and $5 million, respectively. Net gains of $3 million and net losses of $3 million were deferred within Accumulated Other Comprehensive Loss relating to cash flow hedges at September 30, 2008 and 2007, respectively. The Company expects to re-classify approximately $3 million of these net gains into earnings over the next 12 months. There was no significant impact to the Company's earnings related to the ineffective portion of any hedging instruments during the three years ended September 30, 2008. Gains and losses related to all foreign currency contracts are recorded in Cost of Sales.

18. Guarantees and Indemnifications

  Product warranty costs

        Accrued liabilities are recorded to reflect the Company's contractual obligations relating to warranty commitments to customers. Warranty coverage of various lengths and terms is provided to customers depending on standard offerings and negotiated contractual agreements. An estimate for warranty expense is recorded at the time of sale based on the length of the warranty and historical warranty return rates and repair costs.

        Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	September 30
(in millions)	2008	2007
Balance at beginning of year	$213	$189
Warranty costs incurred	(53)	(54)
Product warranty accrual	68	71
Reclassification	—	7
Acquisitions	1	—
Pre-existing warranty adjustments	(3)	—

Balance at September 30	$226	$213

  Guarantees

        In connection with the acquisition of the Quest joint venture from Evans & Sutherland, the Company entered into a parent company guarantee related to various obligations of Quest. The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant) (the other joint venture partner), the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of September 30, 2008, the outstanding loan balance was approximately $8 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

        Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of September 30, 2008, the Quest guarantees are not reflected on the Company's Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

  Letters of credit

        The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company's behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at September 30, 2008 were $114 million. These commitments are not reflected as liabilities on the Company's Consolidated Statement of Financial Position.

  Indemnifications

        The Company enters into indemnifications with lenders, counterparties in transactions such as administration of employee benefit plans, and other customary indemnifications with third parties in the normal course of business. The following are other than customary indemnifications based on the judgment of management.

        The Company became an independent, publicly held company on June 29, 2001, when Rockwell International Corporation (Rockwell), renamed Rockwell Automation Inc., spun off its former avionics and communications business and certain other assets and liabilities of Rockwell by means of a distribution of all the Company's outstanding shares of common stock to the shareowners of Rockwell in a tax-free spin-off (the spin-off). In connection with the spin-off, the Company may be required to indemnify certain insurers against claims made by third parties in connection with the Company's legacy insurance policies.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount of loss. A liability is recorded when a potential claim is both probable and estimable. The nature of these agreements prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay should counterparties to these agreements assert a claim; however, the Company currently has no material claims pending related to such agreements.

19. Contractual Obligations and Other Commitments

        The following table reflects certain of the Company's non-cancelable contractual commitments as of September 30, 2008:

	Payments Due By Period
(in millions)	2009	2010	2011	2012	2013	Thereafter	Total
Non-cancelable operating leases	$43	$37	$27	$23	$19	$51	$200
Purchase contracts	34	33	33	34	37	12	183
Long-term debt	—	—	24	—	—	200	224
Interest on long-term debt	11	11	10	10	10	2	54

Total	$88	$81	$94	$67	$66	$265	$661

  Non-cancelable Operating Leases

        The Company leases certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts with terms that meet the accounting definition of operating leases. Some leases include renewal options, which permit extensions of the expiration dates at rates approximating fair market rental rates. Rent expense for the years ended September 30, 2008, 2007, and 2006 was $48 million, $29 million, and $27 million, respectively. The Company's commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on the Consolidated Statement of Financial Position.

  Purchase Contracts

        The Company may enter into purchase contracts with suppliers under which there is a commitment to buy a minimum amount of products or pay a specified amount. These commitments are not reflected as a liability on the Company's Consolidated Statement of Financial Position. Amounts purchased under these agreements for the years ended September 30, 2008, 2007, and 2006 was $27 million, $15 million, and $3 million, respectively.

  Interest on Long-term Debt

        Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts.

  FASB Interpretation No. 48

        The table excludes $73 million of liabilities for unrecognized tax benefits recorded in accordance with FIN 48. The Company is unable to reasonably estimate the ultimate amount or timing of cash settlements to the respective taxing authorities. See Note 16 for further discussion.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Environmental Matters

        The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company's manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of September 30, 2008, the Company is involved in the investigation or remediation of seven sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for six of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $9 million. The Company has recorded environmental reserves for this site of $3 million as of September 30, 2008, which represents management's best estimate of the probable future cost for this site.

        To date, compliance with environmental regulations and resolution of environmental claims has been accomplished without material effect on the Company's liquidity and capital resources, competitive position or financial condition. Management believes that expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the Company's business or financial position, but could possibly be material to the results of operations or cash flows of any one quarter.

21. Legal Matters

        The Company is subject to various lawsuits, claims and proceedings that have been or may be instituted or asserted against the Company relating to the conduct of the Company's business, including those pertaining to product liability, intellectual property, safety and health, exporting and importing, contract, employment and regulatory matters. Although the outcome of these matters cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters that are pending or asserted will not have a material adverse effect on the Company's business or financial position, but could possibly be material to the results of operations or cash flows of any one quarter.

22. Business Segment Information

        Rockwell Collins designs, produces and supports communications and aviation electronics for commercial and military customers worldwide. The Company has two operating segments consisting of the Commercial Systems and Government Systems businesses.

        Commercial Systems supplies aviation electronics systems, products, and services to customers located throughout the world. The customer base is comprised of original equipment manufacturers (OEMs) of commercial air transport, business and regional aircraft, commercial airlines, fractional and other business aircraft operators.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Government Systems provides communication and electronic systems, products and services for airborne and surface applications to the U.S. Department of Defense, other government agencies, civil agencies, defense contractors and foreign ministries of defense.

        Sales made to the United States Government were 38 percent, 36 percent, and 39 percent of total sales for the years ended September 30, 2008, 2007, and 2006, respectively.

        The following table reflects the sales and operating results for each of the Company's operating segments:

(in millions)	2008	2007	2006
Sales:
Commercial Systems	$2,403	$2,184	$1,820
Government Systems	2,366	2,231	2,043

Total sales	$4,769	$4,415	$3,863

Segment operating earnings:
Commercial Systems	$560	$485	$370
Government Systems	486	441	402

Total segment operating earnings	1,046	926	772
Interest expense	(21)	(13)	(13)
Earnings from corporate-level equity affiliate	—	—	2
Stock-based compensation	(19)	(17)	(18)
Gain on sale of equity affiliate.	—	—	20
Restructuring (charge) / adjustment	—	5	(14)
General corporate, net	(53)	(58)	(60)

Income before income taxes	953	843	689
Income tax provision	(275)	(258)	(212)

Net Income	$678	$585	$477

        The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings. The Company's definition of segment operating earnings excludes income taxes, stock-based compensation, unallocated general corporate expenses, interest expense, gains and losses from the disposition of businesses, non-recurring charges resulting from purchase accounting such as purchased research and development charges, asset impairment charges, and other special items as identified by management from time to time. Intersegment sales are not material and have been eliminated. The accounting policies used in preparing the segment information are consistent with the policies described in Note 2.

        The September 2006 restructuring charge was related to decisions to implement certain business realignment and facility rationalization actions related to the operating segments as follows: Government Systems, $6 million, and Commercial Systems, $8 million. The 2007 adjustment to the restructuring charge was due to lower than expected employee separation costs and relates to the operating segments as follows: Government Systems, $3 million, and Commercial Systems, $2 million.

        The following tables summarize the identifiable assets and investments in equity affiliates at September 30, as well as the provision for depreciation and amortization, the amount of capital

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expenditures for property, and earnings (losses) from equity affiliates for each of the three years ended September 30, for each of the operating segments and Corporate:

(in millions)	2008	2007	2006
Identifiable assets:
Commercial Systems	$1,870	$1,711	$1,528
Government Systems	1,706	1,472	1,361
Corporate	568	567	389

Total identifiable assets	$4,144	$3,750	$3,278

Investments in equity affiliates:
Commercial Systems	$—	$—	$—
Government Systems	9	10	13
Corporate	—	—	—

Total investments in equity affiliates	$9	$10	$13

Depreciation and amortization:
Commercial Systems	$75	$63	$58
Government Systems	54	55	48

Total depreciation and amortization	$129	$118	$106

Capital expenditures for property:
Commercial Systems	$74	$60	$69
Government Systems	97	65	75

Total capital expenditures for property	$171	$125	$144

Earnings (losses) from equity affiliates:
Commercial Systems	$—	$—	$—
Government Systems	8	8	6
Corporate	—	—	2

Total earnings from equity affiliates	$8	$8	$8

        The majority of the Company's businesses share many common resources, infrastructures and assets in the normal course of business. Certain assets have been allocated between the operating segments primarily based on occupancy or usage, principally property, plant and equipment. Identifiable assets at Corporate consist principally of cash and net deferred income tax assets for all years presented and the prepaid pension asset for the year ended September 30, 2007.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes sales by product category for the years ended September 30:

(in millions)	2008	2007	2006
Air transport aviation electronics	$1,257	$1,175	$968
Business and regional aviation electronics	1,146	1,009	852

Commercial Systems sales	2,403	2,184	1,820
Airborne solutions	1,662	1,605	1,462
Surface solutions	704	626	581

Government Systems sales	2,366	2,231	2,043

Total sales	$4,769	$4,415	$3,863

        The air transport and business and regional aviation electronics product categories are delineated based upon the difference in underlying customer base, size of aircraft, and markets served.

        Beginning in 2008, product category sales for defense-related products in the Government Systems segment are delineated based upon the difference in underlying customer base and markets served. In prior years, defense-related product categories were delineated based upon their underlying technologies. Sales for the years ended September 30, 2007 and 2006 for the Government Systems segment product categories have been reclassified to conform to the current year presentation.

        The following table reflects sales for the years ended September 30 and property at September 30 by geographic region:

	Sales			Property
(in millions)	2008	2007	2006	2008	2007	2006
United States	$3,164	$2,987	$2,616	$630	$559	$505
Europe	927	840	674	43	42	39
Asia-Pacific	293	252	234	5	4	5
Canada	229	218	223	—	—	—
Africa / Middle East	102	79	74	—	—	—
Latin America	54	39	39	2	2	3

Total	$4,769	$4,415	$3,863	$680	$607	$552

        Sales are attributed to the geographic regions based on the country of destination.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Quarterly Financial Information (Unaudited)

        Quarterly financial information for the years ended September 30, 2008 and 2007 is summarized as follows:

	2008 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	Total
Sales	$1,112	$1,186	$1,194	$1,277	$4,769
Gross profit (total sales less product and service cost of sales)	343	346	367	379	1,435
Net income	154	168	174	182	678
Earnings per share:
Basic	$0.95	$1.04	$1.09	$1.14	$4.22
Diluted	$0.93	$1.03	$1.07	$1.13	$4.16

	2007 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	Total
Sales	$993	$1,083	$1,113	$1,226	$4,415
Gross profit (total sales less product and service cost of sales)	303	327	333	360	1,323
Net income	143	140	146	156	585
Earnings per share:
Basic	$0.85	$0.83	$0.87	$0.94	$3.50
Diluted	$0.84	$0.82	$0.86	$0.93	$3.45

        Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's per share amount may not equal the total per share amount for the respective year.

        Net income in the fourth quarter of 2008 includes a discrete item related to the retroactive reinstatement and extension of the Federal R&D Tax Credit, which lowered the Company's effective tax rate by about 6 percentage points within the quarter.

        Net income in the second and third quarters of 2008 includes discrete items related to favorable income tax adjustments resulting from the resolution of certain tax settlements, which lowered the Company's effective tax rate by 7 and 3 percentage points in the second and third quarter of 2008, respectively.

        Net income in the first quarter of 2007 includes a discrete item related to the retroactive reinstatement and extension of the Federal R&D Tax Credit, which lowered the Company's effective tax rate by about 7 percentage points within the quarter.

24. Subsequent Event

        On November 24, 2008, subsequent to the Company's fiscal year ended September 30, 2008, the Company acquired all of the shares of SEOS Group Limited (SEOS). SEOS, with operations in the United Kingdom and United States, is a leading global supplier of highly realistic visual display solutions for commercial and military flight simulators. SEOS will be included within the results of both Commercial Systems and Government Systems. The cash purchase price, net of cash acquired, was $28 million and was financed with cash on hand. Additional consideration of up to $8 million may be paid post-closing, contingent upon the achievement of certain milestones. Any such additional consideration will be accounted for as goodwill.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

        We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's disclosure control objectives.

        We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based upon that evaluation, our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Evaluation of Internal Control Over Financial Reporting

        Management's report on internal control over financial reporting as of September 30, 2008 is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the 2009 Proxy Statement. See also the information with respect to executive officers of the Company under Item 4A of Part I.

        No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than us pursuant to which such person is or was to be selected as a director or nominee.

        The members of the Audit Committee of our board of directors are: Anthony J. Carbone, Chris A. Davis and Andrew J. Policano. The board of directors has determined that all these members are "independent" as defined under applicable SEC and New York Stock Exchange rules and are "audit committee financial experts." The Board's affirmative determination with respect to Mr. Carbone was based upon his extensive experience as an executive officer of a public company in actively supervising financial officers and his extensive audit committee experience. The Board's affirmative determination with respect to Ms. Davis was based upon her education and more than twenty years in chief financial officer positions of public companies and her extensive audit committee experience. The Board's affirmative determination with respect to Mr. Policano was based upon his education and his extensive audit and finance committee experience.

        We have adopted a handbook entitled Rockwell Collins Standards of Business Conduct and we have supporting policies covering standards of business conduct and conflicts of interest (collectively, the "code of ethics"). The code of ethics applies to our Chief Executive Officer, Chief Financial Officer, Vice President, Finance & Controller (who serves as our principal accounting officer), as well as to all of our other employees and to the members of our Board of Directors. The code of ethics is publicly available on our website at www.rockwellcollins.com. If we make any amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code applicable to our Chief Executive Officer, Chief Financial Officer or principal accounting officer requiring disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website.

Item 11.    Executive Compensation.

        See the information under the captions Compensation of Directors, Executive Compensation, Compensation Discussion and Analysis and Compensation Committee Report in the 2009 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        See the information under the captions Voting Securities and Equity Ownership of Certain Beneficial Owners and Management in the 2009 Proxy Statement.

Equity Compensation Plan Information

        The following table gives information as of September 30, 2008, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	6,411,344	(2)	$34.09	13,502,453	(3)(4)
Equity compensation plans not approved by security holders	None		None	None
Total	6,411,344		$34.09	13,502,453

    (1)
    Consists of the following equity compensation plans: 2001 Stock Option Plan, 2001 Long-Term Incentives Plan, Directors Stock Plan and 2006 Long-Term Incentives Plan.

    (2)
    Includes 422,405 performance shares, which is the maximum number of shares that can be issued in the future if maximum performance is achieved under performance agreements granted in November 2006 and 2007. Includes 109,910 shares that will be issued in November 2008 based on performance shares granted in November 2005. Also includes 50,990 restricted stock units (RSUs). Such performance shares and RSUs are not included in the weighted average price calculation.

    (3)
    Also includes 4,215,142 shares available under our Employee Stock Purchase Plan (ESPP), which allows employees to have withheld up to 15 percent of their base compensation toward the purchase of our common stock. Shares are purchased each month by participants at 95 percent of the fair market value on the last day of the month pursuant to the ESPP.

    (4)
    Of the 8,883,139 shares available for future grant under the 2006 Long-Term Incentives Plan, each share issued pursuant to an award of restricted stock, restricted stock units, performance shares and performance units counts as 3 shares against this limit.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

        See the information under the caption Corporate Governance; Board of Directors and Committees and Certain Transactions and Other Relationships in the 2009 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

        See the information under the caption Proposal to Approve the Selection of Auditors in the 2009 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)		Financial Statements, Financial Statement Schedules and Exhibits.
	(1)	Financial Statements
The financial statements are included under Item 8 of this Annual Report on Form 10-K:
Consolidated Statement of Financial Position, as of September 30, 2008 and 2007.
Consolidated Statement of Operations, years ended September 30, 2008, 2007 and 2006.
Consolidated Statement of Cash Flows, years ended September 30, 2008, 2007 and 2006.
Consolidated Statement of Shareowners' Equity and Comprehensive Income, years ended September 30, 2008, 2007 and 2006.
Notes to Consolidated Financial Statements.
Reports of Independent Registered Public Accounting Firm.
	(2)	Financial Statement Schedule for the years ended September 30, 2008, 2007 and 2006.

Page
Report of Independent Registered Public Accounting Firm	S-1
Schedule II—Valuation and Qualifying Accounts	S-2
Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

(3)	Exhibits
3-a-1	Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3-a-1 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
3-a-2
Certificate of Merger effecting name change of the Company from "New Rockwell Collins, Inc." to "Rockwell Collins, Inc.", filed as Exhibit 3-a-2 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
3-b-1	Amended By-Laws of the Company, filed as Exhibit 3-b-1 to the Company's Form 10-Q for quarter ended June 30, 2004, is incorporated herein by reference.
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
4-a-3	Form of certificate for the Company's 4 3/4% Notes due 2013, filed as Exhibit 4-a to the Company's current report on Form 8-K dated November 21, 2003, is incorporated herein by reference.
4-a-4
Form of Supplemental Indenture dated as of December 4, 2006 between the Company and The Bank of New York Trust Company, N.A. (as incoming trustee), filed as Exhibit 4-a-4 to the Company's Form 8-K dated November 9, 2006, is incorporated herein by reference.
*10-a-1	The Company's 2001 Long-Term Incentives Plan, as amended, filed as Exhibit 10-a-9 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-a-2
Forms of Stock Option Agreements under the Company's 2001 Long-Term Incentives Plan, filed as Exhibit 10-a-2 to the Company's Form 10-K for year ended September 30, 2001, are incorporated herein by reference.
*10-a-3
Form of Stock Option Agreement under the Company's 2001 Long-Term Incentives Plan for stock option grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-3 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-a-4
Form of Restricted Stock Agreement under the Company's 2001 Long-Term Incentives Plan for restricted stock grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-4 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-a-5	The Company's 2006 Long-Term Incentives Plan, as amended, filed as Exhibit 10-a-10 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-a-6	Form of Restricted Stock Unit Award under the Company's 2006 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company's Form 8-K dated February 7, 2006, is incorporated herein by reference.
*10-a-7
Forms of Stock Option Agreements under the Company's 2006 Long-Term Incentives Plan filed as Exhibit 10-a-8 to the Company's Form 10-K for year ended September 30, 2006, is incorporated herein by reference.

*10-a-8	The Company's 2006 Annual Incentive Compensation Plan for Senior Executives, as amended, filed as Exhibit 10-a-11 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-b-1
The Company's Directors Stock Plan, adopted by the Company's Board of Directors on June 1, 2001 and approved by the Company's shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 001-16445) (the "Form 10"), is incorporated herein by reference.
*10-b-2	Form of Stock Option Agreement under the Company's Directors Stock Plan, filed as Exhibit 10-b-2 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-b-3	Form of Restricted Stock Agreement under the Company's Directors Stock Plan, filed as Exhibit 10-b-3 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-d-1
The Company's Incentive Compensation Plan, adopted by the Company's Board of Directors on June 11, 2003, filed as Exhibit 10-d-1 to the Company's Form 10-Q for quarter ended June 30, 2003, is incorporated herein by reference.
*10-d-2	The Company's Incentive Compensation Plan, as amended, filed as Exhibit 10-d-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-e-1	The Company's 2001 Stock Option Plan, adopted by the Company's Board of Directors on June 1, 2001, filed as Exhibit 10.3 to the Form 10, is incorporated herein by reference.
*10-f-1	The Company's Deferred Compensation Plan, as amended, filed as exhibit 10-f-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-f-2	The Company's 2005 Deferred Compensation Plan, filed as exhibit 10-f-3 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-g-1	The Company's Non-Qualified Savings Plan, as amended, filed as exhibit 10-g-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-g-2	The Company's 2005 Non-Qualified Savings Plan, filed as exhibit 10-g-3 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-h-1
The Company's Non-Qualified Pension Plan, adopted by the Company's Board of Directors on June 13, 2001, filed as Exhibit 10-h-1 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-h-2
The Company's Memorandum of Proposed Amendments to the Non-Qualified Pension Plan, adopted by the Company's Board of Directors on November 6, 2003, filed as Exhibit 10-h-2 to the Company's Form 10-Q for quarter ended December 31, 2003, is incorporated herein by reference.
*10-h-3	The Company's Non-Qualified Pension Plan, as amended.
*10-h-4	The Company's 2005 Non-Qualified Pension Plan, as amended.

*10-i-1	The Company's Master Trust, as amended, filed as Exhibit 10-i-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
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
*10-n-1
Form of Change of Control Agreement between the Company and certain executives of the Company (Three-Year Agreement), as amended, filed as Exhibit 10-n-1 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-n-2
Schedule identifying executives of the Company who are party to a Change of Control Agreement (Three-Year Agreement), filed as Exhibit 10-n-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
10-o-1
Five-Year Credit Agreement dated as of May 24, 2005 among the Company, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent, filed as Exhibit 99 to the Company's Form 8-K dated May 24, 2005, is incorporated herein by reference.
10-o-2
Amendment No. 1 dated as of March 7, 2007 to the Five-Year Credit Agreement dated as of May 24, 2005 among us, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent, filed as Exhibit 99 to the Company's Form 8-K dated March 7, 2007, is incorporated herein by reference.
*10-q-1
Form of Three-Year Performance Awards Agreement for Persons With a Change of Control Agreement under the Company's 2001 Long-Term Incentives Plan, filed as Exhibit 10-q-1 to the Company's Form 10-K for year ended September 30, 2005, is incorporated herein by reference.
*10-q-2
Form of Three-Year Performance Awards Agreement for Persons Not With a Change of Control Agreement under the Company's 2001 Long-Term Incentives Plan, filed as Exhibit 10-q-2 to the Company's Form 10-K for year ended September 30, 2005, is incorporated herein by reference.
*10-q-3
Form of Three-Year Performance Awards Agreement for Persons With a Change of Control Agreement under the Company's 2006 Long-Term Incentives Plan, filed as Exhibit 10-q-3 to the Company's Form 10-K for year ended September 30, 2006, is incorporated herein by reference.
*10-q-4
Form of Three-Year Performance Awards Agreement for Persons Not With a Change of Control Agreement under the Company's 2006 Long-Term Incentives Plan , filed as Exhibit 10-q-4 to the Company's Form 10-K for year ended September 30, 2006, is incorporated herein by reference.

*10-q-5	Form of Three-Year Performance Share Agreement for Persons With a Change of Control Agreement under the Company's 2006 Long-Term Incentives Plan, filed as exhibit 10-q-5 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-q-6
Form of Three-Year Performance Share Agreement for Persons Not With a Change of Control Agreement under the Company's 2006 Long-Term Incentives Plan, filed as exhibit 10-q-5 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-s-1	Non-Employee Directors' Compensation Summary, filed as exhibit 10-q-5 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
10-s-2	Letter agreement between the Company and Donald R. Beall dated March 19, 2008, filed as Exhibit 10-s-2 to the Company's Form 10-Q for quarter ended March 31, 2008, is incorporated herein by reference.
10-t-3
Purchase Agreement dated September 26, 2006, between the Company and Bank of America, N.A., filed as Exhibit 10.1 to the Company's Form 8-K dated September 26, 2006, is incorporated herein by reference.
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

Dated: November 25, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 25th day of November 2008 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CLAYTON M. JONES Clayton M. Jones	Chairman of the Board, President and Chief Executive Officer (principal executive officer)
DONALD R. BEALL*	Director
ANTHONY J. CARBONE*	Director
CHRIS A. DAVIS*	Director
MARK DONEGAN*	Director
RALPH E. EBERHART*	Director
ANDREW J. POLICANO*	Director
CHERYL L. SHAVERS*	Director

/s/ PATRICK E. ALLEN Patrick E. Allen	Senior Vice President and Chief Financial Officer (principal financial officer)
/s/ MARSHA A. SCHULTE Marsha A. Schulte	Vice President, Finance and Controller (principal accounting officer)

*By	/s/ GARY R. CHADICK Gary R. Chadick, Attorney-in-fact**

**	By authority of the powers of attorney filed herewith.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Rockwell Collins, Inc.

        We have audited the consolidated financial statements of Rockwell Collins, Inc. and subsidiaries (the "Company") as of October 3, 2008 and September 28, 2007, and for each of the three years in the period ended October 3, 2008, and the Company's internal control over financial reporting as of October 3, 2008, and have issued our reports thereon dated November 3, except for Note 24, as to which the date is November 25, 2008 (which report on the consolidated financial statements expressed an unqualified opinion and included an explanatory paragraph regarding the Company's change, as of the beginning of fiscal 2007 in its measurement date for its defined benefit plans, and as of September 28, 2007 in its method of accounting for the funded status of its defined benefit plans); such consolidated financial statements and reports are included in your Annual Report on Form 10-K for the year ended October 3, 2008 and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
November 3, 2008, except for Note 24, as to which the date is November 25, 2008

S-1

SCHEDULE II

ROCKWELL COLLINS, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2008, 2007, and 2006
(in millions)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Other		Deductions(a)	Balance at End of Year
Year ended September 30, 2008:
Allowance for doubtful accounts	$9	$—	$—		$—	$9
Allowance for excess and obsolete inventories	99	24	(2	)(b)	(16)	105
Year ended September 30, 2007:
Allowance for doubtful accounts	12	—	—		(3)	9
Allowance for excess and obsolete inventories	110	21	1	(b)	(33)	99
Year ended September 30, 2006:
Allowance for doubtful accounts	11	1	—		—	12
Allowance for excess and obsolete inventories	103	13	12	(c)	(18)	110

(a)
Amounts written off.

(b)
Amount represents foreign currency fluctuations for non-U.S. dollar denominated balances.

(c)
Amount relates to acquisition of the E&S Simulation Business.

S-2

 EXHIBIT INDEX

Exhibit Number	Description
*10-h-3	The Company's Non-Qualified Pension Plan, as amended.
*10-h-4	The Company's 2005 Non-Qualified Pension Plan, as amended.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	List of subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

*
Management contract or compensatory plan or arrangement.

E-1

QuickLinks

Rockwell Collins, Inc. Annual Report on Form 10-K Table of Contents
PART I
  Item 1. Business.
  Item 1A. Risk Factors .
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties .
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 4A. Executive Officers of the Company.
PART II
  Item 5. Market for the Company's Common Equity, Related Stockholder Matters and Company Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND OUTLOOK
RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
RECENTLY ISSUED ACCOUNTING STANDARDS
ENVIRONMENTAL
CRITICAL ACCOUNTING POLICIES
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ROCKWELL COLLINS, INC. CONSOLIDATED STATEMENT OF FINANCIAL POSITION (in millions, except per share amounts)
ROCKWELL COLLINS, INC. CONSOLIDATED STATEMENT OF OPERATIONS (in millions, except per share amounts)
ROCKWELL COLLINS, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (in millions)
ROCKWELL COLLINS, INC. CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY AND COMPREHENSIVE INCOME (in millions)
ROCKWELL COLLINS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SCHEDULE II ROCKWELL COLLINS, INC. VALUATION AND QUALIFYING ACCOUNTS For the Years Ended September 30, 2008, 2007, and 2006 (in millions)
EXHIBIT INDEX