Form 10-Q
period 2008-12-31
ROCKWELL COLLINS INC
filed 2009-02-03
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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
Yes ☑          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

158,107,343 shares of registrant's Common Stock, par value $.01 per share, were outstanding on January 19, 2009.

ROCKWELL COLLINS, INC.

INDEX

			Page No.

PART I.	FINANCIAL INFORMATION:

	Item 1.	Condensed Consolidated Financial Statements:

		Condensed Consolidated Statement of Financial Position (Unaudited) --
		December 31, 2008 and September 30, 2008	2

		Condensed Consolidated Statement of Operations (Unaudited) --
		Three Months Ended December 31, 2008 and 2007	3

		Condensed Consolidated Statement of Cash Flows (Unaudited) --
		Three Months Ended December 31, 2008 and 2007	4

		Notes to Condensed Consolidated Financial Statements (Unaudited)	5

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

	Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION:

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

	Item 6.	Exhibits	27

Signatures			28

PART I.       FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	December 31,	September 30,
	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$200	$175
Receivables	852	950
Inventories	1,026	970
Current deferred income taxes	141	139
Other current assets	88	104

Total current assets	2,307	2,338

Property	680	680
Intangible Assets	227	198
Goodwill	628	609
Other Assets	351	319

TOTAL ASSETS	$4,193	$4,144

LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
Short-term debt	$441	$287
Accounts payable	310	419
Compensation and benefits	174	295
Advance payments from customers	301	308
Product warranty costs	224	226
Income taxes payable	62	2
Other current liabilities	204	203
Total current liabilities	1,716	1,740

Long-term Debt	235	228
Retirement Benefits	587	600
Other Liabilities	168	168

Shareowners' Equity:
Common stock ($0.01 par value; shares authorized: 1,000;
shares issued: 183.8)	2	2
Additional paid-in capital	1,379	1,378
Retained earnings	2,149	2,058
Accumulated other comprehensive loss	(590)	(578)
Common stock in treasury, at cost (shares held: December 31, 2008, 25.7;
September 30, 2008, 25.2)	(1,453)	(1,452)
Total shareowners' equity	1,487	1,408
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,193	$4,144

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

 (in millions, except per share amounts)

	Three Months Ended
	December 31
	2008	2007
Sales:
Product sales	$958	$1,010
Service sales	100	102
Total sales	1,058	1,112

Costs, expenses and other:
Product cost of sales	664	701
Service cost of sales	68	68
Selling, general and administrative expenses	105	111
Interest expense	4	5
Other income, net	(5)	(5)

Total costs, expenses and other	836	880

Income before income taxes	222	232

Income tax provision	71	78

Net income	$151	$154

Earnings per share:
Basic	$0.96	$0.95
Diluted	$0.95	$0.93

Weighted average common shares:
Basic	158.1	162.9
Diluted	159.2	165.3

Cash dividends per share	$0.24	$0.16

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

  (in millions)

	Three Months Ended
	December 31
	2008	2007
Operating Activities:
Net income	$151	$154
Adjustments to arrive at cash provided by operating activities:
Depreciation	26	25
Amortization of intangible assets	6	6
Stock-based compensation	5	5
Compensation and benefits paid in common stock	17	13
Tax benefit from the exercise of stock options	-	4
Excess tax benefit from stock-based compensation	-	(4)
Deferred income taxes	-	(1)
Pension plan contributions	(4)	(2)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	76	23
Inventories	(63)	(107)
Accounts payable	(92)	(16)
Advance payments from customers	(22)	22
Compensation and benefits	(121)	(90)
Income taxes	86	51
Other assets and liabilities	(44)	(51)
Cash Provided by Operating Activities	21	32

Investing Activities:
Property additions	(45)	(43)
Acquisition of businesses, net of cash acquired	(28)	-
Acquisition of intangible assets	-	(2)
Other investing	-	(1)
Cash Used for Investing Activities	(73)	(46)

Financing Activities:
Purchases of treasury stock	(41)	(224)
Cash dividends	(38)	(26)
Increase in short-term borrowings	154	190
Proceeds from exercise of stock options	1	6
Excess tax benefit from stock-based compensation	-	4

Cash Provided by / (Used for) Financing Activities	76	(50)

Effect of exchange rate changes on cash and cash equivalents	1	4

Net Change in Cash and Cash Equivalents	25	(60)
Cash and Cash Equivalents at Beginning of Period	175	231
Cash and Cash Equivalents at End of Period	$200	$171

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL STATEMENTS
(Unaudited)

1.	Business Description and Basis of Presentation

Rockwell Collins, Inc. (the Company or Rockwell Collins) designs, produces, and supports communications and aviation electronics for commercial and military customers worldwide.

The Company operates on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter.  For ease of presentation, December 31 and September 30 are utilized consistently throughout these financial statements and notes to represent the period end date.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented.  The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results could differ from those estimates and assumptions.

2.	Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (GAAP) (SFAS 162). The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  Previous accounting guidance did not properly rank the accounting literature.  The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations.  SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk.  SFAS 161 is effective for the Company in the second quarter of fiscal year 2009.  The adoption of SFAS 161 is not expected to have a material effect on the Company’s financial statements other than providing certain enhanced disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R).  SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business.  SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expects, but is not obligated to incur, will be recognized separately from the business acquisition.  This accounting standard is applied prospectively and is effective for the Company at the beginning of fiscal year 2010.  The adoption of SFAS 141R is not expected to materially affect the Company’s financial position, results of operations, or cash flows on the date the standard becomes effective; however, the standard could have a significant effect on business acquisitions the Company makes subsequent to September 30, 2009.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL STATEMENTS
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements.  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation.  Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained.  In partial acquisitions where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired.  SFAS 160 is effective for the Company at the beginning of fiscal year 2010.  The adoption of SFAS 160 is not expected to have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 159 permits entities to choose to measure certain eligible financial assets and financial liabilities at fair value (the fair value option).  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings.  The Company adopted SFAS 159 in the first quarter of fiscal 2009 and has elected not to measure any additional financial instruments or other items at fair value.  The adoption of SFAS 159 did not have a significant impact on the Company’s financial statements.

The Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157) as of October 1, 2008 with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities for which the effective date for the Company is October 1, 2009.  Refer to Note 16 for additional discussion on fair value measurements.

3.	Acquisitions

SEOS Group Limited
On November 24, 2008, the Company acquired all of the shares of SEOS Group Limited (SEOS).  SEOS, with operations in the United Kingdom and United States, is a leading global supplier of highly realistic visual display solutions for commercial and military flight simulators.  SEOS will be included within the results of both the Government Systems and Commercial Systems segments.  The cash purchase price, net of cash acquired, was $28 million.  Additional consideration of up to $8 million may be paid post-closing, contingent upon the achievement of certain milestones.  Any such additional consideration will be accounted for as goodwill.  The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets.  Based on the Company’s preliminary allocation of the purchase price, $22 million has been allocated to goodwill and $7 million to finite-lived intangible assets with a weighted average life of approximately 7 years.  The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will further enhance the Company’s simulation and training capabilities and provide more innovative solutions for the Company’s customers. The Company currently estimates that none of the goodwill resulting from the acquisition is tax deductible.  $15 million of goodwill is included in the Government Systems segment and $7 million of goodwill is included in the Commercial Systems segment.

Athena Technologies, Inc.
On April 4, 2008, the Company acquired all of the shares of Athena Technologies, Inc. (Athena).  Athena, located in Warrenton, Virginia, is a provider of navigation and control solutions, primarily to the Unmanned Aerial Vehicle market segment.  The total cash purchase price, net of cash acquired, was $107 million.  In the first quarter of fiscal year 2009, the purchase price allocation was finalized with $66 million allocated to goodwill and $46 million to finite-lived intangible assets with a weighted average life of approximately 10 years.  The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will enhance the Company’s navigation and control solution capabilities.  None of the goodwill resulting from the acquisition is tax deductible.  Goodwill is included within the assets of the Government Systems segment.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL STATEMENTS
(Unaudited)

4.	Receivables

Receivables are summarized as follows (in millions):

	December 31,	September 30,
	2008	2008
Billed	$642	$726
Unbilled	239	254
Less progress payments	(20)	(21)
Total	861	959
Less allowance for doubtful accounts	(9)	(9)
Receivables	$852	$950

The Company expects to collect all receivables outstanding as of December 31, 2008 within the next twelve months.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

5.	Inventories

Inventories are summarized as follows (in millions):

	December 31,	September 30,
	2008	2008
Finished goods	$228	$244
Work in process	479	436
Raw materials, parts, and supplies	382	362
Total	1,089	1,042
Less progress payments	(63)	(72)
Inventories	$1,026	$970

The Company defers certain pre-production engineering costs as work-in-process inventory in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers.  Such customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer.  Such costs are typically deferred to the extent of the contractual guarantees and are generally amortized over a period of 1 to 8 years as a component of Cost of Sales as revenue is recognized on the minimum order quantity.  Deferred pre-production engineering costs were $184 million and $166 million at December 31, 2008 and September 30, 2008, respectively.  Pre-production engineering costs incurred pursuant to supply arrangements that do not contain customer guarantees for reimbursement are expensed as incurred.

6.	Property

Property is summarized as follows (in millions):

	December 31,	September 30,
	2008	2008
Land	$30	$30
Buildings and improvements	344	342
Machinery and equipment	819	807
Information systems software and hardware	247	243
Furniture and fixtures	61	60
Construction in progress	96	99
Total	1,597	1,581
Less accumulated depreciation	(917)	(901)
Property	$680	$680

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL STATEMENTS
(Unaudited)

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended December 31, 2008 are summarized as follows (in millions):

	Government	Commercial
	Systems	Systems	Total
Balance at September 30, 2008	$418	$191	$609
SEOS acquisition	15	7	22
Foreign currency translation adjustment	(1)	(1)	(2)
Other adjustments to goodwill	(1)	-	(1)
Balance at December 31, 2008	$431	$197	$628

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment.

Intangible assets are summarized as follows (in millions):

	December 31, 2008			September 30, 2008
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$186	$(91)	$95	$181	$(87)	$94
License agreements	20	(4)	16	20	(4)	16
Customer relationships	135	(27)	108	105	(25)	80
Trademarks and tradenames	14	(8)	6	14	(8)	6
Intangible assets with indefinite lives:
Trademarks and tradenames	2	-	2	2	-	2
Intangible assets	$357	$(130)	$227	$322	$(124)	$198

Rockwell Collins provides sales incentives to certain commercial customers in connection with sales contracts.  Incentives consisting of cash payments or customer account credits are recognized as a reduction of sales and incentives consisting of free product are recognized as cost of sales.  Incentives granted to customers prior to delivering products or performing services are recorded as a Customer Relationship Intangible Asset and amortized over the period the Company has received a contractually enforceable right related to the incentive.  The net book value of incentives included in Customer Relationship Intangible Assets was $84 million and $56 million at December 31, 2008 and September 30, 2008, respectively.

In December 2007, the Commercial Systems segment acquired a license agreement in connection with its purchase of the SKYLink broadband terminal product line from ARINC Incorporated (ARINC).  Under the terms of the six-year agreement, the Company will sell and support broadband terminals to the business jet market under the Company’s eXchange brand and ARINC will provide certain satellite connectivity services.  The initial purchase price was $7 million and is subject to adjustment based on future sales volume of the product line.
Amortization expense for intangible assets was $6 million for each of the three months ended December 31, 2008 and 2007.  Annual amortization expense for intangible assets for 2009, 2010, 2011, 2012, and 2013 is expected to be $28 million, $37 million, $39 million, $36 million, and $21 million, respectively.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL STATEMENTS
(Unaudited)

8.	Other Assets

Other assets are summarized as follows (in millions):

	December 31,	September 30,
	2008	2008
Long-term deferred income taxes	$142	$144
Long-term receivables	98	71
Investments in equity affiliates	11	9
Exchange and rental assets, net of accumulated depreciation of $98 at
December 31, 2008 and $98 at September 30, 2008	40	41
Other	60	54
Other assets	$351	$319

Investments in equity affiliates primarily consist of four joint ventures: Vision Systems International, LLC (VSI), Data Link Solutions, LLC (DLS), Integrated Guidance Systems, LLC (IGS), and Quest Flight Training Limited (Quest).  Each joint venture is 50 percent owned by the Company and accounted for under the equity method.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates.  The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party.  Sales to equity affiliates were $18 million and $32 million for the three months ended December 31, 2008 and 2007, respectively.  The deferred portion of profit generated from sales to equity affiliates was $3 million at December 31, 2008 and $4 million at September 30, 2008.

9.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2008	2008
Customer incentives	$113	$119
Contract reserves	13	13
Other	78	71
Other current liabilities	$204	$203

10.	Debt

Short-term Debt
Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market.  The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance.  At December 31, 2008, short-term commercial paper borrowings outstanding were $432 million with a weighted average interest rate and maturity period of 0.75 percent and 34 days, respectively.

Revolving Credit Facilities
The Company has an $850 million unsecured revolving credit facility with various banks through March 2012.  The credit facility has options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion.  These options are subject to the approval of the lenders.  This credit facility exists primarily to support the Company’s commercial paper program, but may be used for other corporate purposes in the event access to the commercial paper market is impaired or eliminated.  The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent.  The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirements plans.  The ratio was 25 percent as of December 31, 2008.  In addition, the credit facility contains covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity.  Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid.  At December 31, 2008 and September 30, 2008, there were no outstanding borrowings under this revolving credit facility.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL STATEMENTS
(Unaudited)

In addition, short-term credit facilities available to foreign subsidiaries amounted to $59 million as of December 31, 2008, of which $28 million was utilized to support commitments in the form of letters of credit.  At December 31, 2008 and September 30, 2008, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.  As of December 31, 2008, there were $9 million of short-term borrowings outstanding under the Company’s foreign subsidiaries’ credit facilities.

Long-Term Debt
In addition to the Company’s credit facilities and commercial paper program, the Company has a shelf registration statement filed with the Securities and Exchange Commission pursuant to which the Company can publicly offer and sell securities from time to time.  This shelf registration covers an unlimited amount of debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale.

On November 20, 2003, the Company issued $200 million of 4.75 percent fixed rate unsecured debt due December 1, 2013 (the Notes).  The Notes contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity.  In 2004, the Company entered into interest rate swap contracts which effectively converted $100 million aggregate principal amount of the Notes to floating rate debt based on six-month LIBOR less 7.5 basis points.  See Note 16 for additional information relating to the interest rate swap contracts.

As of December 31, 2008, 17 million euros ($24 million) was outstanding under a five-year unsecured variable rate loan facility agreement entered into in June 2006.  The variable rate loan facility agreement contains customary loan covenants, none of which are financial covenants.

The Company was in compliance with all debt covenants at December 31, 2008.

Long-term debt and a reconciliation to the carrying amount is summarized as follows (in millions):

	December 31,	September 30,
	2008	2008
Principal amount of notes due December 1, 2013	$200	$200
Principal amount of variable rate loan facility due June 2011	24	24
Fair value swap adjustment	11	4
Long-term debt	$235	$228

Interest paid on debt for the three months ended December 31, 2008 and 2007 was $6 million and $7 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans covering most of its U.S. employees and certain employees in foreign countries that provide monthly pension and other benefits to eligible employees upon retirement.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL STATEMENTS
(Unaudited)

Components of Expense / (Income)
The components of expense / (income) for Pension Benefits and Other Retirement Benefits are summarized below (in millions):

			Other
	Pension Benefits		Retirement Benefits
	Three Months Ended		Three Months Ended
	December 31		December 31
	2008	2007	2008	2007
Service cost	$2	$2	$1	$1
Interest cost	42	40	3	4
Expected return on plan assets	(49)	(50)	-	-
Amortization:
Prior service cost	(5)	(5)	(6)	(9)
Net actuarial loss	7	12	3	3
Net benefit expense (income)	$(3)	$(1)	$1	$(1)

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits.  Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant.  The Company made a contribution of $75 million to its U.S. qualified pension plan in January 2009.  As a result of this contribution, the Company does not anticipate it will be required to make any further contributions to its U.S. qualified pension plan by governmental regulations in fiscal 2009.  Contributions to the Company’s international plans and the U.S. non-qualified plan are expected to total $13 million in 2009.  For the three months ended December 31, 2008 and 2007, the Company made contributions to its international plans and the U.S. non-qualified pension plan of $4 million and $2 million, respectively.

12.	Stock-Based Compensation

Total stock-based compensation expense included within the condensed consolidated statement of operations is as follows (in millions):

	Three Months Ended
	December 31
	2008	2007
Stock-based compensation expense included in:
Product cost of sales	$1	$1
Service cost of sales	1	1
Selling, general and administrative expenses	3	3
Total	$5	$5

The Company issued awards of equity instruments under the Company’s various incentive plans for the three months ended December 31, 2008 and 2007 as follows:

			Performance		Restricted		Restricted
	Options		Shares		Stock		Stock Units
	Weighted			Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average	Number	Average
	Issued	Fair Value	Issued	Fair Value	Issued	Fair Value	Issued	Fair Value
Three months ended
December 31, 2008	1,290,700	$7.07	299,948	$30.39	98,670	$30.39	15,454	$33.83
Three months ended
December 31, 2007	339,290	$23.60	107,484	$74.05	38,900	$74.05	6,972	$74.31

The maximum number of shares of common stock that can be issued in respect to performance shares granted in 2009 based on the achievement of performance targets for fiscal years 2009 through 2011 is 718,886.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL STATEMENTS
(Unaudited)

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following assumptions:

	2009	2008
	Grants	Grants
Risk-free interest rate (U.S. Treasury zero coupon issues)	2.36%	3.86%
Expected dividend yield	1.59%	0.98%
Expected volatility	0.24	0.30
Expected life	6.4 years	6.0 years

Employee Benefits Paid in Company Stock
During the three months ended December 31, 2008 and 2007, 0.5 million and 0.2 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $17 million and $13 million for the respective periods.

13.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended
	December 31
	2008	2007
Net income	$151	$154
Unrealized foreign currency translation adjustment	(7)	3
Foreign currency cash flow hedge adjustment	(5)	1
Amortization of defined benefit plan costs	-	1
Comprehensive income	$139	$159

14.	Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended
	December 31
	2008	2007
Earnings from equity affiliates	$2	$3
Interest income	2	2
Royalty income	1	2
Other, net	-	(2)
Other income, net	$5	$5

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate.  Tax items included in the annual effective tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective tax rate for that quarter.  The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.  During the three months ended December 31, 2008 and 2007, the effective income tax rate was 32.0 percent and 33.6 percent, respectively.

The Federal Research and Development Tax Credit (Federal R&D Tax Credit) expired December 31, 2007.  On the last day of fiscal 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2008 to December 31, 2009.  The effective tax rate for the three months ended December 31, 2008 reflects a full year benefit from the Federal R&D Tax Credit in the estimate of the annual effective tax rate.  The effective tax rate for the three months ended December 31, 2007 reflects the unfavorable impact of lower Federal R&D Tax Credits as a result of pro-rating the three months of available Federal R&D Tax Credits over the full 2008 fiscal year.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL STATEMENTS
(Unaudited)

The effective tax rate for the three months ended December 31, 2008 and December 31, 2007 both include a tax benefit related to the Domestic Manufacturing Deduction (DMD).  The DMD tax benefit available in fiscal year 2009 and fiscal year 2008 is two-thirds of the full benefit that will be available in fiscal year 2011.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) at the beginning of fiscal year 2008.  The $5 million cumulative effect of adopting FIN 48 was recorded as a reduction to retained earnings in the first quarter of 2008.  As of the beginning of fiscal year 2008, the Company had gross unrecognized tax benefits of $84 million recorded within Other Liabilities in the Consolidated Statement of Financial Position, of which $52 million would affect the effective income tax rate if recognized.

At December 31, 2008, the Company had gross unrecognized tax benefits of $77 million recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position, of which $45 million would affect the effective income tax rate if recognized.  At September 30, 2008, the Company had gross unrecognized tax benefits of $73 million recorded within Other Liabilities in the Consolidated Statement of Financial Position, of which $41 million would affect the effective income tax rate if recognized.  During the next 12 months, the amount of previously unrecognized tax benefits is not expected to significantly change.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2008, the total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $6 million.  As of September 30, 2008, the total amount of interest and penalties recognized within Other Liabilities in the Consolidated Statement of Financial Position was $5 million.

The Company's U.S. Federal income tax returns for the tax years ended September 30, 2005 and prior have been audited by the Internal Revenue Service (IRS) and are closed to further adjustments by the IRS.  The IRS is currently auditing the Company’s tax returns for the years ended September 30, 2006 and 2007.  The Company has not received any proposed audit adjustments from the IRS.  The Company is also currently under audit in various U.S. state and foreign jurisdictions.  The U.S. state and foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years.  The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company had net income tax (refunds) / payments of ($20) million and $24 million during the three months ended December 31, 2008 and 2007, respectively.  The Company filed for and received an income tax refund during the three months ended December 31, 2008 primarily due to the timing of the retroactive reinstatement of the Federal R&D Tax Credit on the last day of the Company’s 2008 fiscal year.

16.	Financial Instruments

Fair Value Measurements
The Company adopted the recognition and disclosure provisions of SFAS 157 as of October 1, 2008 for financial assets and liabilities.  In accordance with FASB Staff Position No. FAS 157-2, Effective Date of FASB StatementNo. 157 (FSP FAS 157-2), the Company elected to defer until October 1, 2009 the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis.  Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of  SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those non-recurring nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination.  The adoption of SFAS 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation techniques used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 -	quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2 -	quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument

Level 3 -	unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL STATEMENTS
(Unaudited)

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input thatis significant to the fair value measurement.

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 was as follows (in millions):

	Carrying	Quoted prices	Significant other	Significant
	Amount	in active	observable	unobservable
	Asset	markets	inputs	inputs
	(Liability)	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$30	$30	$-	$-
Interest rate swaps	11	-	11	-
Foreign currency forward exchange contracts .	(7)	-	(7)	-

Valuation Techniques
The deferred compensation plan investments consist of investments in marketable securities (primarily mutual funds) and the fair value is determined using the market approach based on quoted market prices of identical assets in active markets and are classified within Level 1.

The fair value of the interest rate swaps is determined using the market approach and is calculated by a pricing model with observable market inputs.  Interest rate swaps are classified within Level 2.

The fair value of foreign currency forward exchange contracts is determined using the market approach and is calculated as the value of the quoted forward currency exchange rate less the contract rate multiplied by thenotional amount.  Foreign currency forward exchange contracts are classified within Level 2.

As of December 31, 2008, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

Interest Rate Swaps
The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing.  When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective.  On November 20, 2003, the Company entered into two interest rate swap contracts (the Swaps) which expire on December 1, 2013 and effectively convert $100 million of the 4.75 percent fixed rate long-term notes to floating rate debt based on six-month LIBOR less 7.5 basis points.  The Company has designated the Swaps as fair value hedges.  At December 31, 2008 and September 30, 2008, the Swaps were recorded at a fair value of $11 million and $4 million, within Other Assets, respectively, offset by a fair value adjustment to Long-Term Debt (Note 10) of $11 million and $4 million, respectively.  Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of December 31, 2008 and September 30, 2008, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $353 million and $218 million, respectively.  These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL STATEMENTS
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

Changes in the carrying amount of accrued product warranty costs are summarized as follows (in millions):

	Three Months Ended
	December 31
	2008	2007
Balance at beginning of year	$226	$213
Warranty costs incurred	(13)	(13)
Product warranty accrual	11	16
Pre-existing warranty adjustments	-	-
Balance at December 31	$224	$216

Guarantees
In connection with the acquisition of Quest from Evans & Sutherland, the Company entered into a parent company guarantee related to various obligations of Quest.  The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant) (the other joint venture partner), the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million).  In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest.  In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement.  As of December 31, 2008, the outstanding loan balance was approximately $6 million.  Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company.  As of December 31, 2008, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit.  Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers.  If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company.  Total outstanding letters of credit at December 31, 2008 were $112 million.  These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL STATEMENTS
(Unaudited)

In connection with agreements for the sale of portions of its business, the Company at times retains various liabilities of a business that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters.  The Company at times indemnifies the purchaser of a Rockwell Collins business in the event that a third party asserts a claim that relates to a liability retained by the Company.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations.  These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties.  In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties.  As of December 31, 2008, the Company is involved in the investigation or remediation of seven sites under these regulations or pursuant to lawsuits asserted by third parties.  Management estimates that the total reasonably possible future costs the Company could incur for six of these sites is not significant.  Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $9 million.  The Company has recorded environmental reserves for this site of $3 million as of December 31, 2008, which represents management’s best estimate of the probable future cost for this site.

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

The Company is subject to various lawsuits, claims and proceedings that have been or may be instituted or asserted against the Company relating to the conduct of the Company’s business, including those pertaining to product liability, anti-trust, intellectual property, safety and health, exporting and importing, contract, employment and regulatory matters.  Although the outcome of these matters cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters that are pending or asserted are not expected to have a material adverse effect on the Company’s business or financial position, but could possibly be material to the results of operations or cash flows of any one quarter.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL STATEMENTS
(Unaudited)

20.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended
	December 31
	2008	2007
Sales:
Government Systems	$574	$547
Commercial Systems	484	565
Total sales	$1,058	$1,112
Segment operating earnings:
Government Systems	$140	$115
Commercial Systems	97	137
Total segment operating earnings	237	252
Interest expense	(4)	(5)
Stock-based compensation	(5)	(5)
General corporate, net	(6)	(10)
Income before income taxes	222	232
Income tax provision	71	78
Net income	$151	$154

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

The following table summarizes sales by product category for the three months ended December 31, 2008 and 2007 (in millions):

	Three Months Ended
	December 31
	2008	2007
Government Systems product categories:
Airborne solutions	$403	$375
Surface solutions	171	172
Total Government Systems sales	$574	$547

Commercial Systems product categories:
Air transport aviation electronics	$220	$301
Business and regional aviation electronics	264	264
Total Commercial Systems sales	$484	$565

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

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three months ended December 31, 2008 and 2007 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended December 31, 2008 and 2007

Sales
(dollars in millions)	Three Months Ended
	December 31
	2008	2007
Total sales	$1,058	$1,112
Percent (decrease)	(5)%

Total sales for the three months ended December 31, 2008 decreased 5 percent to $1,058 million compared to the three months ended December 31, 2007.  Incremental sales from the April 2008 acquisition of Athena Technologies (Athena) and the November 2008 acquisition of SEOS Group Limited (SEOS) contributed a total of $9 million, or 1 percentage point of revenue growth.  The organic sales decline of 6 percent was primarily attributed to a decrease in Commercial Systems sales of 14 percent partially offset by an increase in Government Systems organic sales of 3 percent.   See the following operating segment sections for further discussion of sales for the three months ended December 31, 2008 and 2007.

Net Income and Diluted Earnings Per Share
(dollars in millions, except per share amounts)	Three Months Ended
	December 31
	2008	2007
Net income	$151	$154
Net income as a percent of sales	14.3%	13.8%
Diluted earnings per share	$0.95	$0.93

Net income for the three months ended December 31, 2008 decreased to $151 million, or 14.3 percent of sales, from net income of $154 million, or 13.8 percent of sales, for the three months ended December 31, 2007.  The decrease in net income was primarily the result of lower Commercial Systems sales volume, partially offset by lower employee incentive compensation costs, lower research and development costs, and a lower income tax provision due primarily to the availability of the Federal R&D Tax Credit.  Diluted earnings per share increased 2 percent to 95 cents for the three months ended December 31, 2008 from 93 cents for the three months ended December 31, 2007.  Diluted earnings per share for the three months ended December 31, 2008 benefited from our share repurchase program.

Government Systems Financial Results

Government Systems’ Sales
The following table presents Government Systems’ sales by product category:
(dollars in millions)	Three Months Ended
	December 31
	2008	2007
Airborne solutions	$403	$375
Surface solutions	171	172
Total	$574	$547
Percent increase	5%

Airborne solutions sales increased $28 million, or 7 percent, for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.  Incremental sales from the acquisitions of Athena and SEOS contributed a total of $8 million, or 2 percentage points of the overall revenue growth.  The 5 percent organic sales increase was due primarily to higher sales from simulation and training solutions, higher production sales on the Eurofighter Tranche 2 program, and higher development program revenues on the Common Range Integrated Instrumentation System (CRIIS) program.

Surface solutions sales were relatively flat for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.  Higher development program sales from the Joint Precision Approach and Landing System (JPALS) program were offset by lower production volume from the Multifunctional Information Distribution System-Low Volume Terminal (MIDS-LVT) program and lower development program sales from the  Joint Tactical Radio System Ground Mobile Radio (JTRS GMR) program.

Government Systems’ Segment Operating Earnings
(dollars in millions)	Three Months Ended
	December 31
	2008	2007
Segment operating earnings	$140	$115
Percent of sales	24.4%	21.0%

Government Systems’ first quarter operating earnings increased 22 percent to $140 million, or 24.4 percent of sales, for the three months ended December 31, 2008 compared to operating earnings of $115 million, or 21.0 percent of sales, for the same period a year ago.  The increase in operating earnings and operating earnings as a percent of sales was primarily due to lower employee incentive compensation costs, incremental margin on higher sales, lower research and development costs, and a favorable mix of higher margin hardware sales.

Commercial Systems Financial Results

Commercial Systems’ Sales

The following table presents Commercial Systems’ sales by product category:
(dollars in millions)	Three Months Ended
	December 31
	2008	2007
Wide-body in-flight entertainment products	$21	$41
All other air transport aviation electronics	199	260
Total air transport aviation electronics	220	301
Business and regional aviation electronics	264	264
Total	$484	$565
Percent (decrease)	(14)%

Wide-body in-flight entertainment products (Wide-body IFE) relate to sales of twin-aisle IFE products and systems to customers in the air transport aviation electronics market.  All other air transport aviation electronics sales include all other air transport sales, including service and support sales for installed Wide-body IFE.  In September 2005 we announced our strategic decision to shift research and development resources away from traditional IFE systems for next generation wide-body aircraft.  We continue to execute on Wide-body IFE contracts and plan to support our existing customer base, which includes on-going service and support activities for Wide-body IFE.  All periods have been presented consistent with the above description of air transport aviation electronics revenues.

Total air transport aviation electronics sales decreased $81 million, or 27 percent, for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.  Excluding the $20 million decrease in Wide-body IFE revenues, air transport aviation electronics sales decreased $61 million, or 23 percent, for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.  This decrease in sales was due primarily to lower original equipment manufacturer (OEM) sales as a result of Boeing’s labor strikes and their aircraft production issues.  In addition, air transport aviation aftermarket sales were impacted by lower Boeing 787 simulator equipment sales and lower service and support revenues.

Business and regional aviation electronics sales were unchanged for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.  Sales in business and regional aviation electronics for the three months ended December 31, 2008 to both OEMs and the aftermarket were flat compared to the same period a year ago.

The following table presents Commercial Systems’ sales based on the type of product or service:
(in millions)

	Three Months Ended
	December 31
	2008	2007
Original equipment	$244	$283
Aftermarket	219	241
Wide-body in-flight entertainment products	21	41
Total	$484	$565

See the discussion below the Commercial Systems’ sales by product category table for a definition of Wide-body in-flight entertainment products.

Original equipment sales decreased $39 million, or 14 percent, for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. This sales decline is attributed primarily to lower OEM sales as a result of Boeing’s labor strikes and their aircraft production issues.

Aftermarket sales decreased $22 million, or 9 percent, for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.  This decrease is due primarily to lower Boeing 787 simulator equipment sales as well as lower air transport service and support sales.

Commercial Systems’ Segment Operating Earnings
(dollars in millions)	Three Months Ended
	December 31
	2008	2007
Segment operating earnings	$97	$137
Percent of sales	20.0%	24.2%

Commercial Systems operating earnings decreased 29 percent to $97 million, or 20.0 percent of sales, for the three months ended December 31, 2008 compared to operating earnings of $137 million, or 24.2 percent of sales for the three months ended December 31, 2007.  The decrease in operating earnings was due primarily to lower sales volume and the absence of a favorable adjustment related to a contract option exercise benefiting the three months ended December 31, 2007, partially offset by lower employee incentive compensation costs and lower research and development costs.

Retirement Benefits

Net benefit expense (income) for pension benefits and other retirement benefits are as follows (in millions):

	Three Months Ended
	December 31
	2008	2007
Pension benefits	$(3)	$(1)
Other retirement benefits	1	(1)
Net benefit expense (income)	$(2)	$(2)

Pension Benefits
Because the cost of providing retirement benefits under a defined benefit structure has become increasingly uncertain due to changes in discount rates and the volatility in the stock market, we amended our U.S. qualified and non-qualified pension plans in 2003 covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006 (the Pension Amendment).  Concurrently, we replaced this benefit by supplementing our existing defined contribution savings plan to include an additional company contribution effective October 1, 2006.  We believe this benefit structure achieves our objective of providing benefits that are valued by our employees and enable more consistency and predictability in estimating future costs and funding requirements over the long term.

Defined benefit pension income for the full year 2009 is expected to be $17 million compared to defined benefit pension income of $3 million for the full year 2008.  The change is due primarily to the favorable impact of an increase in the defined benefit pension plan valuation discount rate from 6.6 percent in 2008 to 7.6 percent in 2009 used to measure our pension expense.

Our objective with respect to the funding of our pension plans is to provide adequate assets for the payment of future benefits.  Pursuant to this objective, we will fund our pension plans as required by governmental regulations and make discretionary contributions as conditions warrant.   We made a contribution of $75 million to our U.S. qualified pension plan in January 2009.  As a result of this contribution, we do not anticipate being required to make any further contributions to our U.S. qualified pension plan by governmental regulations in 2009.  Contributions to our international plans and our U.S. non-qualified plan are expected to total $13 million in 2009.  For the three months ended December 31, 2008 and 2007, we made contributions to our international plans and our U.S. non-qualified pension plan of $4 million and $2 million, respectively.

The recent turmoil in the financial markets has had a significant impact on the funded status of our pension plans.  Our pension expense (income) is significantly impacted by the market performance of our pension plan assets, our expected long-term return on plan assets, and the discount rates used to determine our pension obligations.  If our pension plan assets don't achieve positive rates of return consistent with our long-term plan asset return assumptions or if discount rates trend down, we may experience unfavorable changes in our pension expense and could be required to make significant contributions to our U.S. qualified pension plan.   While we believe the actions we have taken under the Pension Amendment have had a positive affect on pension expense (income) and future funding requirements, our plan assets and discount rates are significantly impacted by changes in the financial markets.

Other Retirement Benefits
We expect Other Retirement Benefits expense of approximately $4 million for the full year 2009 compared to the full year 2008 income of $2 million, primarily due to the elimination of favorable amortization for a plan amendment that will no longer benefit other retirement benefits expense (income).

Income Taxes

At the end of each interim reporting period we make an estimate of the annual effective income tax rate.  Tax items included in the annual effective tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective tax rate for that quarter.  The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.  The difference between our effective tax rate and the statutory tax rate is primarily the result of the tax benefits derived from the Federal Research and Development Tax Credit (Federal R&D Tax Credit), which provides a tax benefit on certain incremental R&D expenditures, and the Domestic Manufacturing Deduction (DMD), which provides a tax benefit on U.S. based manufacturing.

During the three months ended December 31, 2008 and 2007, our effective income tax rate was 32.0 percent and 33.6 percent, respectively.  The lower effective income tax rate for the three months ended December 31, 2008 was primarily due to differences in the availability of Federal R&D Tax Credits during each period.  The Federal R&D Tax Credit expired December 31, 2007.  On the last day of our 2008 fiscal year, the Emergency Economic Stabilization Act of 2008 was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2008 to December 31, 2009.  The effective tax rate for the three months ended December 31, 2008 reflects a full year benefit from the Federal R&D Tax Credit in the estimate of the annual effective tax rate.  The effective tax rate for the three months ended December 31, 2007 reflects an unfavorable impact of lower R&D Tax Credits as a result of pro-rating the three months of available R&D Tax Credits over the full 2008 fiscal year.

The effective tax rate for the three months ended December 31, 2008 and December 31, 2007 both include a tax benefit related to the DMD.  The DMD tax benefit available in fiscal year 2009 and fiscal year 2008 is two-thirds of the full benefit that will be available in fiscal year 2011.

For 2009, our projected effective income tax rate is expected to be in the range of 31.5 percent to 32.5 percent.

Outlook

A summary of our 2009 anticipated results is as follows:

•	Total revenues of about $4.70 billion
•	Diluted earnings per share in the range of $4.10 to $4.30
•	Cash flow from operations in the range of $675 million to $725 million
•	R&D expenditures of about $900 million, or about 19 percent of sales

Our 2009 anticipated results assume the market conditions for our Government Systems business and the air transport portion of our Commercial Systems business will continue to track to previously provided guidance over the balance of 2009.  However, we have seen a significant deterioration in business aviation market conditions.  As a result of announced and anticipated production cuts at our OEM customers as well as further reductions in business aircraft utilization, we have reflected lower Commercial Systems sales in our 2009 full-year forecast from previously reported guidance.

The projected 2009 cash provided by operating activities range includes a $75 million contribution to the U.S. qualified defined benefit pension plan, which was contributed in January 2009.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities
(in millions)	Three Months Ended
	December 31
	2008	2007
Cash provided by operating activities	$21	$32

The decrease in cash provided by operating activities during the three months ended December 31, 2008 compared to the same period last year was primarily due to the timing of payments on accounts payable and employee payroll-related liabilities and a lower level of advance payments from customers, partially offset by collections on accounts receivable and the benefit of an income tax refund received for the three months ended December 31, 2008 compared to net income tax payments in the same period a year ago.

Investing Activities
(in millions)	Three Months Ended
	December 31
	2008	2007
Cash used for investing activities	$(73)	$(46)

The increase in cash used for investing activities was primarily due to the November 2008 acquisition of SEOS for $28 million.

Property additions were $45 million and $43 million for the three months ended December 31, 2008 and December 31, 2007, respectively.  We expect capital expenditures for the full year 2009 to be approximately $150 million compared to full year 2008 capital expenditures of $171 million.

Financing Activities
(in millions)	Three Months Ended
	December 31
	2008	2007
Cash provided by / (used for) financing activities	$76	$(50)

The change in cash provided by / (used for) financing activities during the three months ended December 31, 2008 was primarily due to a $183 million decrease in the amount of treasury share repurchases as a result of the accelerated share repurchase agreement executed in the three months ended December 31, 2007.  This change was partially offset by a $36 million decrease in financing cash flows related to short-term borrowings and $12 million in higher dividend payments.

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

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance. Borrowings under the commercial paper program are generally used for working capital needs and other general corporate purposes.  To date, our commercial paper program has not been impacted by the global credit crisis as our investment grade ratings have enabled uninterrupted access to the commercial paper markets.  If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to the commercial paper markets and an increase in the cost of borrowing.  In the event that our access to the commercial paper markets is impaired in the future, we have access to an $850 million Revolving Credit Facility and are eligible to participate in the Federal Reserve Commercial Paper Funding Facility (CPFF) up to a maximum of $490 million.  The CPFF program is currently set to expire on April 30, 2009.  In addition, alternative sources of funding could include funds available from the issuance of securities and potential asset securitization strategies.

At December 31, 2008 short-term commercial paper borrowings outstanding were $432 million with a weighted average interest rate and maturity period of 0.75 percent and 34 days, respectively.

Our Revolving Credit Facility consists of an $850 million five-year unsecured revolving credit agreement entered into on May 24, 2005 and amended in 2007 to extend the term to 2012, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion.  These options are subject to the approval of the lenders.  The Revolving Credit Facility exists primarily to support our commercial paper program, but is available to us in the event our access to the commercial paper market is impaired or eliminated.  Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans.  Our debt to total capitalization ratio at December 31, 2008 was 25 percent.  The Revolving Credit Facility contains covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity.  The Revolving Credit Facility does not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness.  We had no borrowing at December 31, 2008 under our Revolving Credit Facility.  In addition short-term credit facilities available to foreign subsidiaries amounted to $59 million as of December 31, 2008, of which $28 million was utilized to support commitments in the form of letters of credit. There are no significant commitment fees or compensating balance requirements under any of our credit facilities.  There were $9 million of short-term borrowings outstanding under our foreign subsidiaries credit facilities as of December 31, 2008.

In addition to our credit facilities and commercial paper program, we have a shelf registration statement filed with the Securities and Exchange Commission pursuant to which we can publicly offer and sell securities from time to time.  This shelf registration covers an unlimited amount of debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale.

On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the Notes). The Notes contain covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity.  In addition, during June 2006 we entered into a five-year unsecured variable rate loan facility agreement for 20.4 million euros ($25 million).  Our outstanding variable rate loan facility agreement contains customary loan covenants, none of which are financial covenants.  Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreement would require the repayment of any outstanding borrowings under the agreement.  As of December 31, 2008, 17 million euros ($24 million) was outstanding under our variable rate loan facility agreement.  The Company is in compliance with all debt covenants at December 31, 2008.

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 18 of the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments, and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events.  The critical accounting policies used in preparation of the Company’s financial statements are described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended September 30, 2008. Actual results in these areas could differ from management's estimates.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the health of the global economy and the commercial aerospace industry;  the continued deterioration in economic and financial market conditions, including the impact of credit tightening; the financial condition of our customers (including major U.S. airlines); delays related to the award of domestic and international contracts; the continued support for military transformation and modernization programs; the impact of the global war on terrorism on U.S. government military procurement expenditures and budgets; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; performance of our suppliers and subcontractors; risks inherent in development and fixed price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with export control regulations; risk of asset impairments and government claims related to our pension plan freeze; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At December 31, 2008, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $211 million and a fair value of $200 million.  We converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 7.5 basis points by executing “receive fixed, pay variable” interest rate swap contracts.  A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term debt, exclusive of the effects of the interest rate swap contracts, by $1 million and $1 million, respectively.  The fair value of the $100 million notional value of interest rate swap contracts was an $11 million asset at December 31, 2008.  A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $1 million, respectively.  At December 31, 2008, we also had $24 million of variable rate long-term debt outstanding and variable rate short-term borrowings of $441 million.  Our results of operations are affected by changes in market interest rates related to variable rate debt.  Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on operations or cash flows.  For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10 and 16 in the condensed consolidated financial statements.

Foreign Currency Risk
We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates.  We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts).  All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts.  It is our policy not to manage exposure to net investments in foreign subsidiaries or enter into derivative financial instruments for speculative purposes.  Notional amounts of outstanding foreign currency forward exchange contracts were $353 million and $218 million at December 31, 2008 and September 30, 2008, respectively.  Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.  Principal currencies that are hedged include the European euro, British pound sterling, and Japanese yen.  The duration of foreign currency contracts is generally five years or less.  The net fair value of these foreign currency contracts at December 31, 2008 and September 30, 2008 were net liabilities of $7 million and $2 million, respectively.  A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts by $2 million.

Item 4.           Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of December 31, 2008, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of December 31, 2008 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II.       OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
October 1, 2008 through October 31, 2008	450,000	$36.69	450,000	$148 million
November 1, 2008 through November 30, 2008	410,000	$32.22	410,000	$135 million
December 1, 2008 through December 31, 2008	360,000	$36.57	360,000	$122 million
Total	1,220,000	$35.15	1,220,000	$122 million

1  On November 13, 2007 our Board authorized the repurchase of an additional $500 million of our common stock.  This authorization has no stated expiration.

Item 6.	Exhibits

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges for the three months ended December 31, 2008.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxlay Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: February 3, 2009	By:	/s/ M. A. Schulte
M. A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: February 3, 2009	By:	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary