Form 10-Q
period 2009-06-30
ROCKWELL COLLINS INC
filed 2009-07-30
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
Yes ☐       No ☑

157,646,365 shares of registrant's Common Stock, par value $.01 per share, were outstanding on July 13, 2009.

ROCKWELL COLLINS, INC.

INDEX

			Page No.
PART I.	FINANCIAL INFORMATION:

	Item 1.	Condensed Consolidated Financial Statements:

		Condensed Consolidated Statement of Financial Position (Unaudited) —
		June 30, 2009 and September 30, 2008	2

		Condensed Consolidated Statement of Operations (Unaudited) —
		Three and Nine Months Ended June 30, 2009 and 2008	3

		Condensed Consolidated Statement of Cash Flows (Unaudited) —
		Nine Months Ended June 30, 2009 and 2008	4

		Notes to Condensed Consolidated Financial Statements (Unaudited)	5

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

	Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION:

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 6.	Exhibits	33

Signatures			34

PART I.    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	June 30,	September 30,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$218	$175
Receivables, net	907	950
Inventories	998	970
Current deferred income taxes	151	139
Other current assets	118	104

Total current assets	2,392	2,338

Property	714	680
Intangible Assets	259	198
Goodwill	688	609
Other Assets	319	319

TOTAL ASSETS	$4,372	$4,144

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
Short-term debt	$117	$287
Accounts payable	350	419
Compensation and benefits	174	295
Advance payments from customers	331	308
Product warranty costs	221	226
Other current liabilities	234	205

Total current liabilities	1,427	1,740

Long-Term Debt, net	530	228
Retirement Benefits	490	600
Other Liabilities	191	168

Shareowners' Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,391	1,378
Retained earnings	2,359	2,058
Accumulated other comprehensive loss	(572)	(578)
Common stock in treasury, at cost (shares held: June 30, 2009, 26.0; September 30, 2008, 25.2)	(1,446)	(1,452)
Total shareowners' equity	1,734	1,408

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,372	$4,144

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)
 (in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2009	2008	2009	2008

Sales:
Product sales	$978	$1,086	$2,965	$3,170
Service sales	106	108	315	322

Total sales	1,084	1,194	3,280	3,492

Costs, expenses and other:
Product cost of sales	687	754	2,062	2,218
Service cost of sales	72	73	214	218
Selling, general, and administrative expenses	108	119	331	350
Interest expense	5	5	12	15
Other income, net	(3)	(5)	(16)	(21)

Total costs, expenses and other	869	946	2,603	2,780

Income before income taxes	215	248	677	712

Income tax provision	70	74	217	216

Net income	$145	$174	$460	$496

Earnings per share:
Basic	$0.92	$1.09	$2.91	$3.07
Diluted	$0.91	$1.07	$2.89	$3.03

Weighted average common shares:
Basic	158.0	160.3	158.0	161.5
Diluted	159.7	162.4	159.4	163.7

Cash dividends per share	$0.24	$0.24	$0.72	$0.56

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
 (in millions)

	Nine Months Ended
	June 30
	2009	2008
Operating Activities:
Net income	$460	$496
Adjustments to arrive at cash provided by operating activities:
Depreciation	84	76
Amortization of intangible assets	20	18
Stock-based compensation	15	15
Compensation and benefits paid in common stock	49	46
Tax benefit from the exercise of stock options	1	7
Excess tax benefit from stock-based compensation	(1)	(7)
Deferred income taxes	27	17
Pension plan contributions	(87)	(11)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	60	(60)
Inventories	(33)	(161)
Accounts payable	(73)	(12)
Compensation and benefits	(139)	(31)
Advance payments from customers	7	(6)
Income taxes	14	(53)
Other assets and liabilities	(23)	(24)
Cash Provided by Operating Activities	381	310

Investing Activities:
Property additions	(117)	(114)
Acquisition of businesses, net of cash acquired	(146)	(107)
Acquisition of intangible assets	(1)	(6)
Other investing activities	(1)	1
Cash Used for Investing Activities	(265)	(226)

Financing Activities:
Purchases of treasury stock	(95)	(492)
Cash dividends	(114)	(91)
(Decrease) increase in short-term borrowings	(170)	429
Net proceeds from the issuance of long-term debt	296	-
Proceeds from exercise of stock options	10	16
Excess tax benefit from stock-based compensation	1	7
Cash Used for Financing Activities	(72)	(131)

Effect of exchange rate changes on cash and cash equivalents	(1)	3

Net Change in Cash and Cash Equivalents	43	(44)
Cash and Cash Equivalents at Beginning of Period	175	231
Cash and Cash Equivalents at End of Period	$218	$187

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented.  The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results could differ from those estimates and assumptions.  Management has evaluated subsequent events through July 30, 2009, the date the Company’s Form 10-Q was filed with the Securities and Exchange Commission.

2.	Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, FASB Accounting Standards Codification (Codification) and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168).   The purpose of the Codification is to provide a single source of authoritative U.S. GAAP.  SFAS 168 is effective for the Company in the fourth quarter of fiscal year 2009.  The adoption of SFAS 168 is not expected to have a material effect on the Company’s financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7).  EITF 08-7 provides guidance for accounting for defensive intangible assets subsequent to their acquisition in accordance with SFAS 141R and also provides guidance on establishing the estimated useful life for such assets.  Acquired defensive intangible assets include assets that an entity does not intend to actively use, but does intend to hold or “lock up” such that others are prevented from using the asset.  EITF 08-7 is effective for the Company at the beginning of fiscal year 2010.  The adoption of EITF 08-7 is not expected to materially affect the Company’s financial position, results of operations, or cash flows on the date the standard becomes effective; however, the standard could have a significant effect on defensive intangible assets the Company acquires beginning in fiscal year 2010.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R).  SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business.  SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expects, but is not obligated to incur, will be recognized separately from the business acquisition.  This accounting standard is applied prospectively and is effective for the Company at the beginning of fiscal year 2010.  The adoption of SFAS 141R is not expected to materially affect the Company’s financial position, results of operations, or cash flows on the date the standard becomes effective; however, the standard could have a significant effect on how the Company accounts for business acquisitions beginning in fiscal year 2010.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157) in the first quarter of fiscal year 2009 with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities which is effective for the Company at the beginning of fiscal year 2010.  Refer to Note 16 for additional discussion on fair value measurements.

3.	Acquisitions

DataPath, Inc.
On May 29, 2009, the Company acquired all the shares of DataPath, Inc. (DataPath).  DataPath, with operations in the United States and Sweden, is a global leader in creating satellite-based communication solutions, primarily for military applications.  The purchase price, net of cash acquired, was approximately $125 million, of which $118 million was paid in cash during the three months ended June 30, 2009 and $7 million is related to certain change in control related liabilities to be paid within the next two years.  The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets.  Based on the Company’s preliminary allocation of the purchase price, $50 million has been allocated to goodwill and $26 million to finite-lived intangible assets with a weighted average life of approximately 7 years.  The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will augment the Company’s networked communication offerings.  The Company is currently evaluating the portion of the goodwill that may be tax deductible.  DataPath goodwill is included within the Government Systems segment.

SEOS Group Limited
On November 24, 2008, the Company acquired all the shares of SEOS Group Limited (SEOS).  SEOS, with operations in the United Kingdom and United States, is a leading global supplier of highly realistic visual display solutions for commercial and military flight simulators.  SEOS is included within the results of both the Government Systems and Commercial Systems segments.  The cash purchase price, net of cash acquired, was $28 million.  Additional consideration of up to $8 million may be paid post-closing, contingent upon the achievement of certain milestones.  Any such additional consideration will be accounted for as goodwill.  The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets.  Based on the Company’s preliminary allocation of the purchase price, $28 million has been allocated to goodwill and $7 million to finite-lived intangible assets with a weighted average life of approximately 7 years.  The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will further enhance the Company’s simulation and training capabilities and provide more innovative and integrated solutions for the Company’s customers.  The Company currently estimates that none of the goodwill resulting from the acquisition is tax deductible.  $20 million of goodwill is included in the Government Systems segment and $8 million of goodwill is included in the Commercial Systems segment.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Athena Technologies, Inc.
On April 4, 2008, the Company acquired all the shares of Athena Technologies, Inc. (Athena).  Athena, located in Warrenton, Virginia, is a provider of navigation and control solutions, primarily to the Unmanned Aerial Vehicle market segment.  The total cash purchase price, net of cash acquired, was $107 million.  In the first quarter of fiscal year 2009, the purchase price allocation was finalized with $66 million allocated to goodwill and $46 million to finite-lived intangible assets with a weighted average life of approximately 10 years.  The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will enhance the Company’s navigation and control solution capabilities.  None of the goodwill resulting from the acquisition is tax deductible.  Goodwill is included within the assets of the Government Systems segment.

4.	Receivables

Receivables are summarized as follows (in millions):

	June 30,	September 30,
	2009	2008
Billed	$699	$726
Unbilled	243	254
Less progress payments	(24)	(21)
Total receivables	918	959
Less allowance for doubtful accounts	(11)	(9)
Receivables, net	$907	$950

The Company expects to collect net receivables as of June 30, 2009 within the next twelve months.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

5.	Inventories

Inventories are summarized as follows (in millions):

	June 30,	September 30,
	2009	2008
Finished goods	$193	$244
Work in process	282	270
Pre-production engineering costs	222	166
Raw materials, parts, and supplies	372	362
Total	1,069	1,042
Less progress payments	(71)	(72)
Inventories	$998	$970

The Company defers certain pre-production engineering costs during the development phase of an aircraft program in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers.  Such customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer.  These costs are deferred to the extent of the contractual guarantees and are amortized over their estimated useful lives, up to 15 years, as a component of Cost of Sales.  The estimated useful life is limited to the amount of time the Company is virtually assured to earn revenues through a contractually enforceable right included in long-term supply arrangements with the Company’s customers.  Pre-production engineering costs incurred pursuant to supply arrangements that do not contain customer guarantees for reimbursement are expensed as incurred.  Beginning in the second quarter of 2009, pre-production engineering costs have been presented separately within Inventories.  In prior years, such amounts had been presented within work in process Inventories.  Prior year amounts have been reclassified to conform to the current year presentation.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Property

Property is summarized as follows (in millions):

	June 30,	September 30,
	2009	2008
Land	$31	$30
Buildings and improvements	354	342
Machinery and equipment	852	807
Information systems software and hardware	250	243
Furniture and fixtures	62	60
Construction in progress	112	99
Total	1,661	1,581
Less accumulated depreciation	(947)	(901)
Property	$714	$680

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended June 30, 2009 are summarized as follows (in millions):

	Government	Commercial
	Systems	Systems	Total
Balance at September 30, 2008	$418	$191	$609
SEOS acquisition	20	8	28
DataPath acquisition	50	-	50
Foreign currency translation adjustment	2	-	2
Other adjustments to goodwill	(1)	-	(1)
Balance at June 30, 2009	$489	$199	$688

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment.  The Company’s 2009 impairment tests resulted in no impairment.

Intangible assets are summarized as follows (in millions):

	June 30, 2009			September 30, 2008
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$199	$(99)	$100	$181	$(87)	$94
License agreements	21	(5)	16	20	(4)	16
Customer relationships	158	(31)	127	105	(25)	80
Trademarks and tradenames	23	(9)	14	14	(8)	6
Intangible assets with indefinite lives:
Trademarks and tradenames	2	-	2	2	-	2
Intangible assets	$403	$(144)	$259	$322	$(124)	$198

Rockwell Collins provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts.  Up-front sales incentives are recorded as a Customer Relationship Intangible Asset and amortized over the period the Company has received a contractually enforceable right related to the incentives.  Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales whereas incentives consisting of free product are amortized as cost of sales.  The net book value of sales incentives included in Customer Relationship Intangible Assets was $100 million and $56 million at June 30, 2009 and September 30, 2008, respectively.

Amortization expense for intangible assets for the three and nine months ended June 30, 2009 was $8 million and $20 million, respectively, compared to $6 million and $18 million for the three and nine months ended June 30, 2008.  Annual amortization expense for intangible assets for 2009, 2010, 2011, 2012, and 2013 is expected to be $29 million, $36 million, $38 million, $35 million, and $33 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Other Assets

Other assets are summarized as follows (in millions):

	June 30,	September 30,
	2009	2008
Long-term deferred income taxes	$112	$144
Long-term receivables	89	71
Investments in equity affiliates	10	9
Exchange and rental assets, net of accumulated depreciation of $104 at June 30, 2009 and $98 at September 30, 2008	48	41
Other	60	54
Other assets	$319	$319

Investments in equity affiliates primarily consist of four joint ventures: Vision Systems International, LLC, Data Link Solutions, LLC, Integrated Guidance Systems, LLC, and Quest Flight Training Limited (Quest).  Each joint venture is 50 percent owned by the Company and accounted for under the equity method.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates.  The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party.  Sales to equity affiliates were $33 million and $70 million for the three and nine months ended June 30, 2009, respectively, and $32 million and $96 million for the three and nine months ended June 30, 2008, respectively.  The deferred portion of profit generated from sales to equity affiliates was $2 million at June 30, 2009 and $4 million at September 30, 2008.

9.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30,	September 30,
	2009	2008
Customer incentives	$123	$119
Contract reserves	11	13
Income taxes payable	10	2
Other	90	71
Other current liabilities	$234	$205

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

Short-term Debt
Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market.  The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance.  At June 30, 2009, short-term commercial paper borrowings outstanding were $113 million with a weighted average interest rate and maturity period of 0.24 percent and 9 days, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Facilities
The Company has an $850 million unsecured revolving credit facility with various banks through March 2012.  The credit facility has options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion.  These options are subject to the approval of the lenders.  This credit facility exists primarily to support the Company’s commercial paper program, but may be used for other corporate purposes in the event access to the commercial paper market is impaired or eliminated.  The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent.  The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirements plans.  The ratio was 22 percent as of June 30, 2009.  In addition, the credit facility contains covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity.  Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid.  At June 30, 2009 and September 30, 2008, there were no outstanding borrowings under this revolving credit facility.

In addition, short-term credit facilities available to foreign subsidiaries amounted to $60 million as of June 30, 2009, of which $22 million was utilized to support commitments in the form of letters of credit.  As of June 30, 2009, there were $4 million of short-term borrowings outstanding under the Company’s foreign subsidiaries’ credit facilities.  At June 30, 2009 and September 30, 2008, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

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

On May 6, 2009, the Company issued $300 million aggregate principal amount of 5.25 percent fixed rate unsecured debt due July 15, 2019 in an underwritten public offering (the 2019 Notes).  The net proceeds to the Company from the sale of the 2019 Notes, after deducting a $2 million discount and $2 million of debt issuance costs, were $296 million.  The 2019 Notes are included in the Condensed Consolidated Statement of Financial Position net of the unamortized discount within the caption Long-term Debt, net.  The debt issuance costs are capitalized within Other Assets on the Condensed Consolidated Statement of Financial Position.  The discount and debt issuance costs will be amortized over the life of the 2019 Notes and recorded in Interest Expense.

On November 20, 2003, the Company issued $200 million of 4.75 percent fixed rate unsecured debt due December 1, 2013 (the 2013 Notes).  At the time of the debt issuance, the Company entered into interest rate swap contracts which effectively converted $100 million aggregate principal amount of the 2013 Notes to floating rate debt based on six-month LIBOR less 7.5 basis points.  See Notes 16 and 17 for additional information relating to the interest rate swap contracts.

The 2019 Notes and 2013 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets.

As of June 30, 2009, 17 million euros ($25 million) was outstanding under a five-year unsecured variable rate loan facility agreement entered into in June 2006.  The variable rate loan facility agreement contains customary loan covenants, none of which are financial covenants.

The Company was in compliance with all debt covenants at June 30, 2009 and September 30, 2008.

Long-term debt and a reconciliation to the carrying amount is summarized as follows (in millions):

	June 30,	September 30,
	2009	2008
Principal amount of notes due July 15, 2019, net of discount	$298	$-
Principal amount of notes due December 1, 2013	200	200
Principal amount of variable rate loan facility due June 2011	25	24
Fair value swap adjustment	7	4
Long-term debt	$530	$228

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest paid on debt for the nine months ended June 30, 2009 and 2008 was $10 million and $17 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans covering most of its U.S. employees and certain employees in foreign countries that provide monthly pension and other benefits to eligible employees upon retirement.

Pension Benefits
The components of expense / (income) for Pension Benefits for the three and nine months ended June 30, 2009 and 2008 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2009	2008	2009	2008
Service cost	$1	$2	$4	$6
Interest cost	42	41	126	122
Expected return on plan assets	(51)	(50)	(151)	(151)
Amortization:
Prior service cost	(5)	(5)	(14)	(14)
Net actuarial loss	8	12	22	35
Net benefit income	$(5)	$-	$(13)	$(2)

Other Retirement Benefits
The components of expense / (income) for Other Retirement Benefits for the three and nine months ended June 30, 2009 and 2008 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2009	2008	2009	2008
Service cost	$1	$1	$2	$3
Interest cost	4	3	11	11
Expected return on plan assets	(1)	-	(1)	(1)
Amortization:
Prior service cost	(5)	(8)	(16)	(25)
Net actuarial loss	2	3	7	10
Net benefit expense / (income)	$1	$(1)	$3	$(2)

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits.  Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant.  The Company made a discretionary contribution of $75 million to its U.S. qualified pension plan in January 2009.  The Company does not anticipate it will be required to make further contributions to its U.S. qualified pension plan by governmental regulations in fiscal year 2009.  Contributions to the Company’s international plans and the U.S. non-qualified plan are expected to total $14 million in fiscal year 2009.  For the nine months ended June 30, 2009 and 2008, the Company made contributions to its international plans and the U.S. non-qualified pension plan of $12 million and $11 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Stock-Based Compensation

Total stock-based compensation expense included within the Condensed Consolidated Statement of Operations is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2009	2008	2009	2008
Stock-based compensation expense included in:
Product cost of sales	$1	$1	$3	$3
Service cost of sales	-	-	1	1
Selling, general and administrative expenses	4	4	11	11
Total	$5	$5	$15	$15

The Company issued awards of equity instruments under the Company’s various incentive plans for the nine months ended June 30, 2009 and 2008 as follows:

			Performance		Restricted		Restricted
	Options		Shares		Stock		Stock Units
		Weighted		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average	Number	Average
	Issued	Fair Value	Issued	Fair Value	Issued	Fair Value	Issued	Fair Value
Nine months ended
June 30, 2009	1,327,860	$7.12	308,705	$30.61	98,670	$30.39	40,902	$35.83
Nine months ended
June 30, 2008	355,440	$23.36	112,491	$73.37	45,900	$72.12	19,828	$66.19

The maximum number of shares of common stock that can be issued with respect to the performance shares granted in 2009 based on the achievement of performance targets for fiscal years 2009 through 2011 is 739,903.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following assumptions:

	2009	2008
	Grants	Grants
Risk-free interest rate (U.S. Treasury zero coupon issues)	2.37%	3.86%
Expected dividend yield	1.59%	0.98%
Expected volatility	0.24	0.30
Expected life	6.4 years	6.0 years

Employee Benefits Paid in Company Stock
During the nine months ended June 30, 2009 and 2008, 1.4 million and 0.7 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $49 million and $46 million for the respective periods.

13.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net income	$145	$174	$460	$496
Unrealized foreign currency translation adjustment	15	3	1	14
Foreign currency cash flow hedge adjustment	4	(2)	2	(2)
Amortization of defined benefit plan costs	3	3	3	5
Comprehensive income	$167	$178	$466	$513

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2009	2008	2009	2008
Royalty income	$2	$1	$6	$10
Earnings from equity affiliates	1	3	5	7
Interest income	1	2	4	6
Other	(1)	(1)	1	(2)
Other income, net	$3	$5	$16	$21

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate.  Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter.  The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.  During the three months ended June 30, 2009 and 2008, the effective income tax rate was 32.6 percent and 29.8 percent, respectively.  During the nine months ended June 30, 2009 and 2008 the effective income tax rate was 32.1 percent and 30.3 percent, respectively.

The Federal Research and Development Tax Credit (Federal R&D Tax Credit) expired December 31, 2007.  On the last day of fiscal year 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2008 to December 31, 2009.  The effective income tax rate for the three and nine months ended June 30, 2009 reflects a full year benefit from the Federal R&D Tax Credit in the estimate of the annual effective income tax rate.  The effective income tax rate for the three and nine months ended June 30, 2008 reflects the unfavorable impact of lower Federal R&D Tax Credits as a result of pro-rating the three months of available Federal R&D Tax Credits over the full 2008 fiscal year.

The effective income tax rate for the three and nine months ended June 30, 2008 reflects the favorable impact of the resolution of certain tax matters resulting in a benefit to the effective income tax rate for both the three and nine months ended June 30, 2008 of about 3 percentage points.

The effective income tax rate for the three and nine months ended June 30, 2009 and June 30, 2008 include a tax benefit related to the Domestic Manufacturing Deduction (DMD).  The DMD tax benefit available in fiscal year 2009 and fiscal year 2008 is two-thirds of the full benefit that will be available in fiscal year 2011.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) at the beginning of fiscal year 2008.  The $5 million cumulative effect of adopting FIN 48 was recorded as a reduction to retained earnings in the first quarter of 2008.  At September 30, 2008, the Company had gross unrecognized tax benefits of $73 million recorded within Other Liabilities in the Consolidated Statement of Financial Position, of which $41 million would affect the effective income tax rate if recognized.  At June 30, 2009, the Company had gross unrecognized tax benefits of $89 million recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position, of which $52 million would affect the effective income tax rate if recognized.  Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next twelve months a reduction in unrecognized tax benefits may occur in the range of $0 to $36 million, a significant portion of which would not impact the effective income tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of September 30, 2008, the total amount of interest and penalties recognized within Other Liabilities in the Consolidated Statement of Financial Position was $5 million. As of June 30, 2009, the total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $9 million.

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

The Company paid income taxes, net of refunds, of $147 million and $233 million during the nine months ended June 30, 2009 and 2008, respectively.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 are as follows (in millions):

	Carrying	Quoted prices	Significant other	Significant
	Amount	in active	observable	unobservable
	Asset	markets	inputs	inputs
	(Liability)	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$31	$31	$-	$-
Interest rate swaps	7	-	7	-
Foreign currency forward exchange contracts, net	1	-	1	-

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

The fair value of foreign currency forward exchange contracts is determined using the market approach and is calculated as the value of the quoted forward currency exchange rate less the contract rate multiplied by the notional amount.

As of June 30, 2009, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	Asset (Liability)
	June 30, 2009		September 30, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$218	$218	$175	$175
Short-term debt	(117)	(117)	(287)	(287)
Long-term debt	(530)	(537)	(228)	(216)

The fair value of cash and cash equivalents approximate their carrying value due to the short-term nature of the instruments.  The fair value of short-term debt approximates its carrying value due to the short-term nature of the debt.  Fair value information for long-term debt is based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities, and degree of risk.  These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

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

All derivative financial instruments are recorded at fair value in the Condensed Consolidated Statement of Financial Position.  For a derivative that has not been designated as an accounting hedge, the change in the fair value is recognized immediately through earnings.  For a derivative that has been designated as an accounting hedge of an existing asset or liability (a fair value hedge), the change in the fair value of both the derivative and underlying asset or liability is recognized immediately through earnings.  For a derivative designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the Condensed Consolidated Statement of Financial Position in Accumulated Other Comprehensive Loss (AOCL) to the extent the derivative is effective in mitigating the exposure related to the anticipated transaction.  The change in the fair value related to the ineffective portion of the hedge, if any, is immediately recognized in earnings.  The amount recorded within AOCL is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings.  The Company does not exclude any amounts from the measure of effectiveness for both fair value and cash flow hedges.  All of the Company’s derivatives were designated as accounting hedges as of June 30, 2009.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements.  The Company does not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of June 30, 2009.  The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

Interest Rate Swaps
The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing.  When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective.  On November 20, 2003, the Company entered into two interest rate swap contracts (the Swaps) which expire on December 1, 2013 and effectively convert $100 million of the 4.75 percent fixed rate long-term notes to floating rate debt based on six-month LIBOR less 7.5 basis points.  The Company has designated the Swaps as fair value hedges.  At June 30, 2009 and September 30, 2008, the Swaps were recorded at a fair value of $7 million and $4 million, within Other Assets, respectively, offset by a fair value adjustment to Long-Term Debt (Note 10) of $7 million and $4 million, respectively.  Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of June 30, 2009 and September 30, 2008, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $335 million and $218 million, respectively.  These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of June 30, 2009 are as follows (in millions):

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Classification	Value	Classification	Value
Foreign currency forward	Other current		Other current
exchange contracts	assets	$11	liabilities	$10
Interest rate swaps	Other assets	7	Other liabilities	-
Total		$18		$10

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2009 is as follows (in millions):

		Amount of Gain (Loss)
		at June 30, 2009
		Three	Nine
	Location of	Months	Months
	Gain (Loss)	Ended	Ended
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$(1)	$(1)
Interest rate swaps	Interest expense	1	3

Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain recognized in AOCL (effective portion)	AOCL	$7	$1
Amount of loss reclassified from AOCL into income	Cost of sales	-	(2)

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three and nine months ended June 30, 2009.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and nine months ended June 30, 2009.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge.  Amounts included in AOCL are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $3 million of net gains into earnings over the next 12 months.  The maximum duration of a foreign currency cash flow hedge contract at June 30, 2009 is 133 months.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows (in millions):

	Nine Months Ended
	June 30
	2009	2008
Balance at beginning of year	$226	$213
Warranty costs incurred	(39)	(38)
Product warranty accrual	34	50
Increase from acquisitions	2	1
Pre-existing warranty adjustments	(2)	(1)
Balance at June 30	$221	$225

Guarantees
In connection with the fiscal year 2006 acquisition of the Quest joint venture (see Note 8) the Company entered into a parent company guarantee related to various obligations of Quest.  The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant) (the other joint venture partner), the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million).  In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest.  In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement.  As of June 30, 2009, the outstanding loan balance was approximately $6 million.  Quadrant has made an identical pledge to guarantee this obligation of Quest.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company.  As of June 30, 2009, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit.  Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers.  If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company.  Total outstanding letters of credit at June 30, 2009 were $109 million.  These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations.  These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties.  In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties.  As of June 30, 2009, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties.  Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant.  Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $8 million.  The Company has recorded environmental reserves for this site of $3 million as of June 30, 2009, which represents management’s best estimate of the probable future cost for this site.

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

21.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2009	2008	2009	2008
Sales:
Government Systems	$651	$607	$1,838	$1,730
Commercial Systems	433	587	1,442	1,762
Total sales	$1,084	$1,194	$3,280	$3,492
Segment operating earnings:
Government Systems	$158	$131	$443	$361
Commercial Systems	75	139	282	416
Total segment operating earnings	233	270	725	777
Interest expense	(5)	(5)	(12)	(15)
Stock-based compensation	(5)	(5)	(15)	(15)
General corporate, net	(8)	(12)	(21)	(35)
Income before income taxes	215	248	677	712
Income tax provision	(70)	(74)	(217)	(216)
Net income	$145	$174	$460	$496

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes sales by product category for the three and nine months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2009	2008	2009	2008
Government Systems product categories:
Airborne solutions	$452	$429	$1,286	$1,203
Surface solutions	199	178	552	527
Total Government Systems sales	$651	$607	$1,838	$1,730

Commercial Systems product categories:
Air transport aviation electronics	$244	$306	$723	$927
Business and regional aviation electronics	189	281	719	835
Total Commercial Systems sales	$433	$587	$1,442	$1,762

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and nine months ended June 30, 2009 and 2008 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended June 30, 2009 and 2008

Sales

(dollars in millions)	Three Months Ended
	June 30
	2009	2008
Total sales	$1,084	$1,194
Percent (decrease)	(9)%

Total sales for the three months ended June 30, 2009 decreased 9 percent to $1,084 million compared to the three months ended June 30, 2008.  Commercial Systems sales decreased 26 percent partially offset by Government Systems sales growth of 7 percent.  Incremental sales from the May 29, 2009 acquisition of DataPath, Inc. (DataPath) and the November 24, 2008 acquisition of SEOS Group Limited (SEOS) contributed a total of $28 million, or 2 percentage points of revenue growth.  See the following operating segment sections for further discussion of sales for the three months ended June 30, 2009 and 2008.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)	Three Months Ended
	June 30
	2009	2008
Net income	$145	$174
Net income as a percent of sales	13.4%	14.6%
Diluted earnings per share	$0.91	$1.07

Net income for the three months ended June 30, 2009 decreased 17 percent to $145 million, or 13.4 percent of sales, from net income of $174 million, or 14.6 percent of sales, for the three months ended June 30, 2008.  The decrease in net income was primarily the result of lower Commercial Systems sales volume and a higher effective income tax rate which were partially offset by lower employee incentive compensation costs, lower research and development costs, and lower selling, general and administrative costs.  Diluted earnings per share was $0.91 for the three months ended June 30, 2009 compared to earnings per share of $1.07 for the three months ended June 30, 2008 as lower net income was partially offset by the positive impact of our share repurchase program.

Government Systems’ Financial Results

Government Systems’ Sales

The following table presents Government Systems’ sales by product category:

(dollars in millions)	Three Months Ended
	June 30
	2009	2008
Airborne solutions	$452	$429
Surface solutions	199	178
Total	$651	$607
Percent increase	7%

Airborne solutions’ sales increased $23 million, or 5 percent, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  Incremental sales from the acquisition of SEOS contributed $4 million, or 1 percentage point of the overall revenue growth.  The 4 percent organic sales increase was due primarily to higher sales from simulation and training solutions, higher production sales of head-down displays for F-15 aircraft, and higher development program revenues on the Common Range Integrated Instrumentation System (CRIIS) program, partially offset by lower revenues from international C-130 upgrade programs.

Surface solutions’ sales increased $21 million, or 12 percent, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  Incremental sales from the DataPath acquisition contributed $23 million, or 13 percentage points of revenue growth.  The 1 percent decrease in organic sales was due primarily to lower sales for the Defense Advanced GPS Receiver (DAGR) and Ground-Based GPS Receiver Application Module (GB-GRAM) programs, partially offset by higher development program sales from the Joint Precision Approach and Landing System (JPALS) program.

Government Systems’ Segment Operating Earnings

(dollars in millions)	Three Months Ended
	June 30
	2009	2008
Segment operating earnings	$158	$131
Percent of sales	24.3%	21.6%

Government Systems’ operating earnings increased 21 percent to $158 million, or 24.3 percent of sales, for the three months ended June 30, 2009 compared to operating earnings of $131 million, or 21.6 percent of sales, for the same period a year ago.  The increase in operating earnings and operating margin is primarily attributed to lower employee incentive compensation costs and lower selling, general and administrative expenses.

Commercial Systems’ Financial Results

Commercial Systems’ Sales

The following table presents Commercial Systems’ sales by product category:

(dollars in millions)	Three Months Ended
	June 30
	2009	2008
Wide-body in-flight entertainment products	$23	$23
All other air transport aviation electronics	221	283
Total air transport aviation electronics	244	306
Business and regional aviation electronics	189	281
Total	$433	$587
Percent (decrease)	(26)%

Total air transport aviation electronics sales decreased $62 million, or 20 percent, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  This decrease was due to a decline in Boeing 787 related revenues, lower order volume due to Boeing’s post-labor strike inventory rationalization, reduced sales of  airline selectable equipment as a result of production deferrals and rescheduling at the original equipment manufacturers (OEMs), as well as lower sales from service and support.

Wide-body in-flight entertainment products (Wide-body IFE) relate to sales of twin-aisle IFE products and systems to customers in the air transport aviation electronics market.  In September 2005 we announced our strategic decision to shift research and development resources away from traditional IFE systems for next generation wide-body aircraft.  We continue to execute on Wide-body IFE contracts and plan to support our existing customer base, which includes on-going service and support activities.  All periods have been presented consistent with the above description.

Business and regional aviation electronics sales decreased $92 million, or 33 percent, for the three months ended June 30, 2009 compared to the same period in the prior year.  Original equipment sales declined due to business jet OEM production rate cuts as the ramifications of global macro-economic factors continue to impact the business jet market.  In addition, aftermarket sales declined due to decreases in business aircraft utilization.

The following table presents Commercial Systems’ sales based on the type of product or service:
(dollars in millions)

	Three Months Ended
	June 30
	2009	2008
Original equipment	$211	$325
Aftermarket	199	239
Wide-body in-flight entertainment products	23	23
Total	$433	$587

Original equipment sales decreased $114 million, or 35 percent, for the three months ended June 30, 2009 compared to the same period in the prior year.  This sales decline is attributed to reduced production rates at business jet OEMs as a result of macro-economic factors impacting the global economy, a decline in Boeing 787 related revenues, lower order volume due to Boeing’s post-labor strike inventory rationalization, and lower sales of airline selectable equipment as a result of production deferrals and rescheduling at the OEMs.

Aftermarket sales decreased $40 million, or 17 percent, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  This decrease is due to lower sales from service and support, Boeing 787 simulator avionics, and lower aftermarket hardware sales.

Commercial Systems’ Segment Operating Earnings

(dollars in millions)	Three Months Ended
	June 30
	2009	2008
Segment operating earnings	$75	$139
Percent of sales	17.3%	23.7%

Commercial Systems’ operating earnings decreased 46 percent to $75 million, or 17.3 percent of sales, for the three months ended June 30, 2009 compared to operating earnings of $139 million, or 23.7 percent of sales for the three months ended June 30, 2008.  The decrease in operating earnings and operating margin was primarily due to reduced sales volume, partially offset by lower employee incentive compensation and research and development costs, as well as reduced employee headcount and other cost saving initiatives.

Nine Months Ended June 30, 2009 and 2008

Sales

(dollars in millions)	Nine Months Ended
	June 30
	2009	2008
Total sales	$3,280	$3,492
Percent (decrease)	(6)%

Total sales for the nine months ended June 30, 2009 decreased 6 percent to $3,280 million compared to the nine months ended June 30, 2008.  Commercial Systems sales decreased 18 percent partially offset by Government Systems sales growth of 6 percent.  Incremental sales from the May 29, 2009 acquisition of DataPath, the November 24, 2008 acquisition of SEOS and the April 4, 2008 acquisition of Athena Technologies, Inc. (Athena) contributed a total of $49 million, or 1 percentage point of revenue growth.  See the following operating segment sections for further discussion of sales for the nine months ended June 30, 2009 and 2008.

Net Income and Diluted Earnings Per Share

(dollars in millions, except per share amounts)	Nine Months Ended
	June 30
	2009	2008
Net income	$460	$496
Net income as a percent of sales	14.0%	14.2%
Diluted earnings per share	$2.89	$3.03

Net income for the nine months ended June 30, 2009 decreased 7 percent to $460 million, or 14.0 percent of sales, from net income of $496 million, or 14.2 percent of sales, for the nine months ended June 30, 2008.  The decrease in net income was primarily the result of lower Commercial Systems sales volume and a higher effective income tax rate, partially offset by lower employee incentive compensation costs, lower research and development costs, and lower selling, general and administrative expenses.  Diluted earnings per share decreased to $2.89 for the nine months ended June 30, 2009 from $3.03 for the nine months ended June 30, 2008 primarily due to lower net income partially offset by the positive impact of our share repurchase program.

Government Systems’ Financial Results

Government Systems’ Sales

(dollars in millions)	Nine Months Ended
	June 30
	2009	2008
Airborne solutions	$1,286	$1,203
Surface solutions	552	527
Total	$1,838	$1,730
Percent increase	6%

Airborne solutions’ sales increased $83 million, or 7 percent, for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008.  Incremental sales from the acquisitions of Athena and SEOS contributed a total of $22 million, or 2 percentage points of the overall revenue growth.  The 5 percent organic sales increase was due primarily to higher sales from simulation and training solutions, higher development program revenues on the Common Range Integrated Instrumentation System (CRIIS) program, and higher production sales on the Eurofighter Tranche 2 program, partially offset by lower revenues from international C-130 upgrade programs.

Surface solutions’ sales increased $25 million, or 5 percent, for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008.  Incremental sales from the DataPath acquisition contributed a total of $23 million, or 4 percentage points of the overall revenue growth.  The 1 percent organic sales increase was due to higher development program sales from the Future Combat Systems (FCS) and the Joint Precision Approach and Landing System (JPALS) programs, partially offset by lower data link systems and Defense Advanced GPS Receiver (DAGR) program revenues.

Government Systems’ Segment Operating Earnings

(dollars in millions)	Nine Months Ended
	June 30
	2009	2008
Segment operating earnings	$443	$361
Percent of sales	24.1%	20.9%

Government Systems’ operating earnings increased $82 million, or 23 percent, for the nine months ended June 30, 2009, compared to the same period a year ago.  The increase in operating earnings and operating margin is primarily attributed to lower employee incentive compensation costs, incremental margin on higher sales, and lower research and development costs.

Commercial Systems’ Financial Results

Commercial Systems’ Sales

The following table represents Commercial Systems’ sales by product category:
(dollars in millions)

	Nine Months Ended
	June 30
	2009	2008
Wide-body in-flight entertainment products	$61	$99
All other air transport aviation electronics	662	828
Total air transport aviation electronics	723	927
Business and regional aviation electronics	719	835
Total	$1,442	$1,762
Percent (decrease)	(18)%

Total air transport aviation electronics sales decreased $204 million, or 22 percent, for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008.  Excluding the $38 million decrease in Wide-body IFE revenues, air transport aviation electronics sales decreased $166 million, or 20 percent, for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008.  This decrease was due to lower OEM sales adversely impacted by Boeing’s labor strike, a decline in Boeing 787 related revenues, lower service and support revenue, and lower hardware aftermarket revenues.

Business and regional aviation electronics sales decreased $116 million, or 14 percent, for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008.  Original equipment sales declined due to business jet OEM production rate cuts as the ramifications of global macro-economic factors continue to impact the business jet market.  In addition, aftermarket sales declined due to decreases in business aircraft utilization.

The following table represents Commercial Systems’ sales based on the type of product or service:
(dollars in millions)

	Nine Months Ended
	June 30
	2009	2008
Original equipment	$750	$936
Aftermarket	631	727
Wide-body in-flight entertainment products	61	99
Total	$1,442	$1,762

Original equipment sales decreased $186 million, or 20 percent, for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008. This sales decline is attributed to decreased business jet delivery rates as a result of macro-economic factors impacting the global economy, Boeing’s labor strike, and reductions in Boeing 787 related sales.

Aftermarket sales decreased $96 million, or 13 percent, for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008.  This decline is due to lower sales from service and support, Boeing 787 simulator avionics, and lower hardware retrofits.

Commercial Systems’ Segment Operating Earnings

(dollars in millions)	Nine Months Ended
	June 30
	2009	2008
Segment operating earnings	$282	$416
Percent of sales	19.6%	23.6%

Commercial Systems’ operating earnings decreased 32 percent to $282 million, or 19.6 percent of sales, for the nine months ended June 30, 2009 compared to operating earnings of $416 million, or 23.6 percent of sales, for the nine months ended June 30, 2008.  The decrease in operating earnings and operating margin was due primarily to lower sales volume, the absence of favorable adjustments related to contract option exercises and the absence of royalty income which both benefited the nine months ended June 30, 2008, partially offset by lower employee incentive compensation and research and development costs.

Retirement Benefits

Net benefit expense / (income) for pension benefits and other retirement benefits are as follows:
(dollars in millions)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2009	2008	2009	2008
Pension benefits	$(5)	$-	$(13)	$(2)
Other retirement benefits	1	(1)	3	(2)
Net benefit income	$(4)	$(1)	$(10)	$(4)

Pension Benefits
The cost of providing retirement benefits under a defined benefit structure has become increasingly uncertain due to changes in discount rates and the volatility in the stock market.  As a result, we amended our U.S. qualified and non-qualified pension plans in 2003 covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006 (the Pension Amendment).  Concurrently, we replaced this benefit by supplementing our existing defined contribution savings plan to include an additional company contribution effective October 1, 2006.  We believe this benefit structure achieves our objective of providing benefits that are valued by our employees and provides more consistency and predictability in estimating future costs and funding requirements over the long term.

Defined benefit pension income for the full year 2009 is expected to be $17 million compared to defined benefit pension income of $3 million for the full year 2008.  The change is due primarily to the favorable impact of an increase in the defined benefit pension plan valuation discount rate from 6.6 percent in 2008 to 7.6 percent in 2009 used to measure our pension expense.

Our objective with respect to the funding of our pension plans is to provide adequate assets for the payment of future benefits.  Pursuant to this objective, we will fund our pension plans as required by governmental regulations and make discretionary contributions as conditions warrant.  We made a discretionary contribution of $75 million to our U.S. qualified pension plan in January 2009.  We do not anticipate being required to make further contributions to our U.S. qualified pension plan by governmental regulations in fiscal year 2009.  Contributions to our international plans and our U.S. non-qualified plan are expected to total $14 million in fiscal year 2009.  For the nine months ended June 30, 2009 and 2008, we made contributions to our international plans and our U.S. non-qualified pension plan of $12 million and $11 million, respectively.

The recent turmoil in the financial markets has had a significant impact on the funded status of our pension plans.  Our pension expense (income) is significantly impacted by the market performance of our pension plan assets, our expected long-term return on plan assets, and the discount rates used to determine our pension obligations.  If our pension plan assets do not achieve positive rates of return consistent with our long-term plan asset return assumptions or if discount rates trend down, we may experience unfavorable changes in our pension expense and could be required to make significant contributions to our U.S. qualified pension plan.  While we believe the actions taken under the Pension Amendment have had a positive effect on pension expense (income) and future funding requirements, our plan assets and discount rates are significantly impacted by changes in the financial markets.

Other Retirement Benefits
We expect Other Retirement Benefits expense of approximately $4 million for the full year 2009 compared to the full year 2008 income of $2 million, primarily due to the elimination of favorable amortization for a plan amendment that will no longer benefit other retirement benefits expense (income).

Income Taxes

At the end of each interim reporting period we make an estimate of the annual effective income tax rate.  Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter.  The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.  The difference between our effective income tax rate and the statutory income tax rate is primarily the result of the tax benefits derived from the Federal Research and Development Tax Credit (Federal R&D Tax Credit) and state research and development tax credits, which provide tax benefits on certain incremental R&D expenditures, and the Domestic Manufacturing Deduction (DMD), which provides a tax benefit on U.S. based manufacturing.

During the three months ended June 30, 2009 and 2008, our effective income tax rate was 32.6 percent and 29.8 percent, respectively.  During the nine months ended June 30, 2009 and 2008, our effective income tax rate was 32.1 percent and 30.3 percent, respectively.  The higher effective income tax rate for the three and nine months ended June 30, 2009 was primarily due to the resolution of certain tax matters that benefited the prior year, partially offset by differences in the availability of the Federal R&D Tax Credit.  The Federal R&D Tax Credit expired December 31, 2007.  On the last day of our 2008 fiscal year, the Emergency Economic Stabilization Act of 2008 was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2008 to December 31, 2009.  The effective income tax rate for the three and nine months ended June 30, 2009 reflects a full year benefit from the Federal R&D Tax Credit in the estimate of the annual effective income tax rate.  The effective income tax rate for the three and nine months ended June 30, 2008 reflects an unfavorable impact of lower Federal R&D Tax Credits as a result of pro-rating the three months of available Federal R&D Tax Credits over the full 2008 fiscal year.

The effective income tax rate for the three and nine months ended June 30, 2009 and June 30, 2008 include a tax benefit related to the DMD.  The DMD tax benefit available in fiscal year 2009 and fiscal year 2008 is two-thirds of the full benefit that will be available beginning in fiscal year 2011.

For 2009, our projected effective income tax rate is expected to be in the range of 31.5 percent to 32.5 percent.

Outlook

A summary of our 2009 anticipated results is as follows:

•	Total revenues of about $4.55 billion
•	Diluted earnings per share in the range of $3.70 to $3.90
•	Cash flow from operations in the range of $625 million to $675 million
•	R&D expenditures of about $900 million, or about 20 percent of sales

Our 2009 anticipated results have been updated from previously reported guidance to include the incremental results expected from the May 2009 DataPath acquisition.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities
(in millions)	Nine Months Ended
	June 30
	2009	2008
Cash provided by operating activities	$381	$310

The increase in cash provided by operating activities during the nine months ended June 30, 2009 compared to the same period last year is primarily due to working capital improvements related to inventory and accounts receivable as well as lower income tax payments, partially offset by higher pension plan contributions,  lower net income, and lower levels of accounts payable.

Investing Activities
(in millions)	Nine Months Ended
	June 30
	2009	2008
Cash used for investing activities	$(265)	$(226)

The increase in cash used for investing activities was due primarily to increased acquisition activity for the nine months ended June 30, 2009 compared to the same period for 2008 as follows:

•	$146 million in 2009 acquisitions including DataPath for $118 million on May 29, 2009 and SEOS for $28 million on November 24, 2008.
•	$107 million in 2008 for the acquisition of Athena on April 4, 2008.

Property additions were $117 million and $114 million for the nine months ended June 30, 2009 and June 30, 2008, respectively.  We expect capital expenditures for the full year 2009 to be approximately $150 million compared to full year 2008 capital expenditures of $171 million.

Financing Activities
(in millions)	Nine Months Ended
	June 30
	2009	2008
Cash used for financing activities	$(72)	$(131)

The change in cash used for financing activities during the nine months ended June 30, 2009 resulted from the following:

•	$397 million decrease in the amount of treasury share repurchases as a result of the accelerated share repurchase agreement executed in the first quarter of fiscal year 2008.
•	$303 million decrease in debt related financing in comparison to the same period a year ago.
•	$23 million in higher dividend payments in comparison to the same period a year ago.

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

Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market.  The commercial paper notes may bear interest or may be sold at a discount and have a maturity of not more than 364 days from time of issuance.  Borrowings under the commercial paper program are generally used for working capital needs and other general corporate purposes.  To date, our commercial paper program has not been impacted by the global credit crisis as our investment grade ratings have enabled uninterrupted access to the commercial paper markets.  If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to the commercial paper markets and an increase in the cost of borrowing.  In the event that our access to the commercial paper markets is impaired in the future, we have access to an $850 million Revolving Credit Facility and are eligible to participate in the Federal Reserve Commercial Paper Funding Facility (CPFF) up to a maximum of $490 million.  The CPFF program is currently set to expire on February 1, 2010.  In addition, alternative sources of funding could include funds available from the issuance of securities and potential asset securitization strategies.

At June 30, 2009 short-term commercial paper borrowings outstanding were $113 million with a weighted average interest rate and maturity period of 0.24 percent and 9 days, respectively.

Our Revolving Credit Facility consists of an $850 million five-year unsecured revolving credit agreement entered into on May 24, 2005 and amended in 2007 to extend the term to 2012, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion.  These options are subject to the approval of the lenders.  The Revolving Credit Facility exists primarily to support our commercial paper program, but is available to us in the event our access to the commercial paper market is impaired or eliminated.  Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans.  Our debt to total capitalization ratio at June 30, 2009 was 22 percent.  The Revolving Credit Facility contains covenants that require us to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity.  The Revolving Credit Facility does not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness.  We had no borrowings at June 30, 2009 under our Revolving Credit Facility.

In addition short-term credit facilities available to foreign subsidiaries amounted to $60 million as of June 30, 2009, of which $22 million was utilized to support commitments in the form of letters of credit.  There were $4 million of short-term borrowings outstanding under our foreign subsidiaries credit facilities as of June 30, 2009.  There are no significant commitment fees or compensating balance requirements under any of our credit facilities.

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

On May 6, 2009, the Company issued $300 million aggregate principal amount of 5.25 percent fixed rate unsecured debt due July 15, 2019 in an underwritten public offering (the 2019 Notes).  On November 20, 2003, we issued $200 million of debt due December 1, 2013 (the 2013 Notes).  The 2019 Notes and 2013 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, or merge or consolidate with another entity or transfer substantially all of the Company’s assets.

In addition, during June 2006 we entered into a five-year unsecured variable rate loan facility agreement for 20.4 million euros.  Our outstanding variable rate loan facility agreement contains customary loan covenants, none of which are financial covenants.  Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreement would require the repayment of any outstanding borrowings under the agreement.  As of June 30, 2009, 17 million euros ($25 million) was outstanding under our variable rate loan facility agreement.

We were in compliance with all debt covenants at June 30, 2009 and September 30, 2008.  We do not anticipate any issues with respect to our debt covenants.

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

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the health of the global economy and the commercial aerospace industry;  further deterioration in economic and financial market conditions, including the impact of tight credit; the financial condition of our customers and suppliers; delays related to the award of domestic and international contracts; the continued support for military transformation and modernization programs; the impact of the global war on terrorism on U.S. government military procurement expenditures and budgets; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; recruitment and retention of qualified personnel; performance of our customers, suppliers and subcontractors; risks inherent in development and fixed price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations; risk our pension plan assets will not achieve rates of return consistent with our long-term plan asset return assumptions or that the discount rates used to calculate our pension liability decline; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At June 30, 2009, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $207 million and a fair value of $206 million.  We converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 7.5 basis points by executing “receive fixed, pay variable” interest rate swap contracts.  At June 30, 2009, we also had $300 million aggregate principal of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $298 million and a fair value of $306 million.  A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $11 million and $10 million, respectively.  The fair value of the $100 million notional value of interest rate swap contracts was a $7 million asset at June 30, 2009.  A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $2 million, respectively.  At June 30, 2009, we also had $25 million of variable rate long-term debt outstanding and variable rate short-term borrowings of $117 million.  Our results of operations are affected by changes in market interest rates related to variable rate debt.  Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows.  For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 16 and 17 in the condensed consolidated financial statements.

Foreign Currency Risk
We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates.  We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts).  All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries.  The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts.  It is our policy not to manage exposure to net investments in foreign subsidiaries or enter into derivative financial instruments for speculative purposes.  Notional amounts of outstanding foreign currency forward exchange contracts were $335 million and $218 million at June 30, 2009 and September 30, 2008, respectively.  Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.  Principal currencies that are hedged include the European euro, British pound sterling, and Japanese yen.  The duration of foreign currency contracts is generally five years or less.  The net fair value of these foreign currency contracts was a net asset of $1 million at June 30, 2009 and a net liability of $2 million at September 30, 2008.  A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts by $8 million.

Item 4.   Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of June 30, 2009, of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of June 30, 2009 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II.    OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2009 through April 30, 2009	451,600	$35.15	451,600	$106 million
May 1, 2009 through May 31, 2009	315,000	40.06	315,000	93 million
June 1, 2009 through June 30, 2009	600,000	43.99	600,000	67 million
Total	1,366,600	$40.16	1,366,600	$67 million

  1  On November 13, 2007 our Board authorized the repurchase of an additional $500 million of our common stock.  This authorization has no stated expiration.

Item 6.   Exhibits

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges for the nine months ended June 30, 2009.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: July 30, 2009	By	/s/ M. A. Schulte
M. A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: July 30, 2009	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary