Form 10-Q/A
period 2009-06-30
ROCKWELL COLLINS INC
filed 2009-08-17
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

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

ROCKWELL COLLINS, INC.

EXPLANATORY NOTE

The sole purpose of this Form 10-Q/A is to furnish the interactive data files as exhibit 101.  Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Condensed Consolidated Statement of Financial Position, (ii) the unaudited Condensed Consolidated Statement of Operations, (iii) the unaudited Condensed Consolidated Statement of Cash Flows, and (iv) the unaudited Notes to Condensed Consolidated Financial Statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for the purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q other than those described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

1

Exhibits Index

12*	Computation of Ratio of Earnings to Fixed Charges for the nine months ended
June 30, 2009.

31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed
**	Furnished herewith

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC. (Registrant)

Date: August 14, 2009	By:	/s/ M. A. Schulte
M. A. Schulte
Vice President, Finance and Controller (Principal Accounting Officer)

Date: August 14, 2009	By:	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President, General Counsel and Secretary

3