Form 10-K
period 2009-09-30
ROCKWELL COLLINS INC
filed 2009-11-23
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

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

(319) 295-1000

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant on April 3, 2009 was approximately $5.3 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

157,234,379 shares of the registrant’s Common Stock were outstanding on October 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 9, 2010 is incorporated by reference into Part III.

ROCKWELL COLLINS, INC.
ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business.

General

Rockwell Collins, Inc. is a leader in the design, production and support of communications and aviation electronics for commercial and military customers worldwide. While our products and systems are primarily focused on aviation applications, our Government Systems business also offers products and systems for ground and shipboard applications. The integrated system solutions and products we provide to our served markets are oriented around a set of core competencies: communications, navigation, automated flight control, displays/surveillance, simulation and training, integrated electronics and information management systems. We also provide a wide range of services and support to our customers through a worldwide network of service centers, including equipment repair and overhaul, service parts, field service engineering, training, technical information services and aftermarket used equipment sales. The structure of our business allows us to leverage these core competencies across markets and applications so that we are able to bring high value solutions to customers while providing superior returns to shareowners. We operate in multiple countries and are headquartered in Cedar Rapids, Iowa.

Our Company’s heritage is rooted in the Collins Radio Company, established in 1933. Rockwell Collins, Inc., the parent company, is incorporated in Delaware. As used herein, the terms “we”, “us”, “our”, “Rockwell Collins” or the “Company” include subsidiaries and predecessors unless the context indicates otherwise.

Whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions of our 2009 Annual Report to Shareowners (the “2009 Annual Report”) or to information in our Proxy Statement for the Annual Meeting of Shareowners to be held on February 9, 2010 (the “2010 Proxy Statement”), such information shall be deemed to be incorporated herein by such reference.

All date references contained herein relate to our fiscal year ending on the Friday closest to September 30 unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end date. 2009 was a 52-week fiscal year, while 2008 was a 53-week fiscal year and 2007 was a 52-week fiscal year.

Financial Information About Our Business Segments

Financial information with respect to our business segments, including product line disclosures, revenues, operating earnings and total assets, is contained under the caption Segment Financial Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below, and in Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

Access to the Company’s Reports and Governance Information

We maintain an internet website at www.rockwellcollins.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on this site as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (SEC). All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at www.sec.gov. We also post corporate governance information (including our corporate governance guidelines and Board committee charters) and other information related to our Company on our internet website where it is available free of charge. We will provide, without charge, upon written request, copies of our SEC reports and corporate governance information. Our internet website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

Description of Business by Segment

We serve a worldwide customer base through our Government Systems and Commercial Systems business segments. These two segments are described in detail below.

Government Systems

Our Government Systems business provides communication and electronic systems, products and services for airborne and surface applications to the U.S. Department of Defense, other government agencies, civil agencies, defense contractors and foreign ministries of defense. These systems, products and services support airborne (fixed and rotary wing), ground and shipboard applications and are used in line-fit applications on new equipment as well as in retrofit and upgrade applications designed to extend the effective life and enhance the capability of existing aircraft, vehicle and weapon platforms.

Our defense communication and electronic systems, products and services include:

•	communications systems and products designed to enable the transmission of information across the communications spectrum, ranging from Very Low and Low Frequency to High, Very High and Ultra High Frequency and to satellite communications
•	military data link systems and products
•	navigation systems and products, including radio navigation systems, global positioning systems (GPS), handheld navigation systems and multi-mode receivers
•	subsystems for the flight deck that combine flight operations with navigation and guidance functions and that can include flight controls and displays, information/data processing and communications, navigation and/or safety and surveillance systems
•	cockpit display systems, including flat panel, multipurpose, wide fields of view, head-up, head-down and helmet-mounted displays for tactical fighter and attack aircraft
•	integrated computer systems for future combat systems
•	simulation and training systems, including visual system products, training systems and engineering services
•	maintenance, repair, parts and after-sales support services

Government Systems product category sales are divided into airborne and surface solutions. Product category sales for defense-related products are delineated based upon the difference in the underlying customer base and markets served.

Airborne solutions are oriented around solutions for tanker/transport, rotary wing, fighter/bomber, unmanned aerial vehicles (UAV) and precision weaponry platforms. For tanker/transport and rotary wing platforms, we provide complete cockpit avionics systems as well as avionics subsystems and mission system applications. We serve various roles within these markets including system and sub-systems integrator as well as provider of various electronic products. Our offerings for fighters and bombers are primarily focused around avionics sub-systems and products which are integrated into the flight deck and mission systems of the aircraft. Examples of these include voice and data communications products and head-up, head-down and helmet-mounted display systems. For the UAV market we provide low-cost, high performance integrated flight control, navigation, communication and sensor capabilities. In the precision weaponry market we provide GPS guidance for precision targeting systems.

Surface solutions sales are oriented around soldier, ground vehicle and maritime solutions. Soldier solutions consist of handheld and vehicle-mounted navigation devices as well as integrated systems that combine navigation, computation, communication and display capabilities to provide a full situational awareness solution. Ground vehicle solutions include mission computing technology, as well as communications and navigation products, to facilitate network-centric operations and provide improved situational awareness for ground users and platforms. Maritime solutions apply our communication, GPS and datalink capabilities to provide net-enabled situational awareness across a variety of surface and sub-surface platforms.

Commercial Systems

Our Commercial Systems business supplies aviation electronics systems, products and services to customers located throughout the world. The customer base is comprised of original equipment manufacturers (OEMs) of commercial air transport as well as business and regional aircraft, commercial airlines and fractional interest and other business aircraft operators. Our systems and products are used in both OEM applications as well as in retrofit and upgrade applications designed to increase the efficiency and enhance the value of existing aircraft.

Our commercial aviation electronics systems, products and services include:

•	integrated avionics systems, such as the Pro Line Fusion system, which provide advanced avionics capabilities to meet the challenges of operating in the next generation global airspace. Capabilities include synthetic and enhanced vision enabled flight displays, advanced flight and performance management systems, fly-by-wire integrated flight controls and information management solutions to improve operational efficiency
•	integrated cabin electronics systems, including cabin management systems, passenger connectivity and entertainment solutions, business support systems to improve passenger productivity and passenger flight information systems
•	communications systems and products, such as data link, High Frequency, Very High Frequency and satellite communications systems
•	navigation systems and products, including landing sensors to enable fully automatic landings, radio navigation and geophysical sensors, as well as flight management systems
•	situational awareness and surveillance systems and products, such as synthetic and enhanced vision systems, surface surveillance and guidance solutions, head-up guidance systems, weather radar and collision avoidance systems
•	integrated information management solutions to improve the overall efficiency of flight, maintenance and cabin operations. These include on-board information management systems and connectivity solutions, airborne and ground applications and services, and ground infrastructure and services
•	electro-mechanical systems, including integrated pilot control solutions and primary and secondary actuation systems
•	simulation and training systems, including full flight simulators for crew training, visual system products, training systems and engineering services
•	maintenance, repair, parts and after-sales support services

Commercial Systems product category sales are divided into air transport aviation electronics and business and regional aviation electronics. Product category sales for commercial aviation-related products are delineated based upon the difference in the underlying customer base, size of aircraft and markets served.

Air transport aviation electronics include avionics, cabin systems and flight control systems for large commercial transport aircraft platforms. We design these items as sub-systems and work with the OEMs to integrate our and other suppliers’ products into the flight deck and broader aircraft systems. Our products offered for OEM applications in the air transport category are marketed directly to aircraft OEMs and airline operators, while our products offered for aftermarket applications are primarily marketed to the airline operators.

Business and regional aviation electronics include integrated avionics, cabin management and flight control systems for application on regional and business aircraft platforms. We develop integrated avionics, cabin and flight control solutions for business and regional aircraft OEMs and support them with the integration into other aircraft systems. Products offered for OEM applications in the business and regional aircraft category are marketed directly to the aircraft OEMs. Products offered for aftermarket applications are primarily marketed through distributors for business aviation and directly to regional airlines operators.

Customers, Sales and Marketing

We serve a broad range of customers worldwide, including the U.S. Department of Defense, U.S. Coast Guard, civil agencies, defense contractors, foreign ministries of defense, manufacturers of commercial air transport, business and regional aircraft, commercial airlines and fractional and other business jet operators. We market our systems, products and services directly to Government Systems and Commercial Systems customers through an internal marketing and sales force. In addition, we utilize a worldwide dealer network to distribute our products and international sales representatives to assist with international sales and marketing. In 2009, various branches of the U.S. Government accounted for 43 percent of our total sales.

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

Competition

We operate in a highly competitive environment. Principal competitive factors include total cost of ownership, product and system performance, quality, service, warranty and indemnification terms, technology, design engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of U.S. and non-U.S. companies, including approximately ten principal competitors in each of our Government Systems and Commercial Systems businesses. Many of these competitors are also our suppliers or customers on some of our programs. Some of our principal competitors include Honeywell International, Inc., Thales S.A., Panasonic, Raytheon Co., Harris Corp., BAE Systems Aerospace, Inc., General Dynamics Corporation, L3 Communications, Inc., The Boeing Company, Northrop Grumman Corp. and CAE. Several of our competitors are significantly larger than us in terms of resources and market share, and can offer a broader range of products. Some of our competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In addition, some of our competitors offer avionics and communications solutions with fewer features and lower prices that may compete with our solutions. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products. Furthermore, competitors who have greater financial resources may be better able to provide a broader range of financing alternatives to their customers in connection with sales of their products. We believe, however, that our systems, products and services are well positioned to compete in our served markets.

Industry consolidation has had a major impact on the competitive environment in which we operate. Over the past several years, our competitors have undertaken a number of mergers, alliances and realignments that have contributed to a very dynamic competitive landscape. During the past three years, we have completed four acquisitions and entered into several strategic alliances to improve our competitive position and expand our market reach.

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

Our investment in inventory is a significant part of our working capital, and historically we have maintained sufficient inventory to meet our customers’ requirements on a timely basis. This investment includes production stock, work-in-process inventory, finished goods, spare parts and goods on consignment with airlines. Our accounts receivable also constitute a significant part of our working capital. Accounts receivable also includes unbilled receivables primarily related to sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms. The critical accounting policies involving inventory valuation reserves and long-term contracts are discussed under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

Backlog

The following table summarizes our backlog:

	September 30
(In Billions)	2009	2008
Government Systems:
Funded orders	$3.0	$2.9
Unfunded orders	0.3	0.3
Commercial Systems	1.2	1.3
Total backlog	$4.5	$4.5

Our backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. Although we believe that the orders included in backlog are firm, most of our backlog involves orders that can be modified or terminated by the customer. Our backlog at September 30, 2009 includes approximately $2.1 billion of orders that are expected to be filled by us after fiscal year 2010.

Joint Ventures

Joint ventures, strategic investments and other cooperative arrangements are part of our business strategies to broaden the market for our products and develop new technologies. We currently have interests in several non-majority owned joint ventures.

We have a 50 percent ownership interest in each of the following:

•	Data Link Solutions LLC (DLS), a joint venture with BAE Systems, plc, for joint pursuit of the worldwide military data link market
•	Vision Systems International, LLC (VSI), a joint venture with Elbit Systems, Ltd., for joint pursuit of helmet-mounted cueing systems for the worldwide military fixed wing marketplace
•	Integrated Guidance Systems LLC (IGS), a joint venture with Honeywell International, Inc., for joint pursuit of the development of weapons guidance and navigation solutions
•	Quest Flight Training Limited, a joint venture with Quadrant Group plc, which provides aircrew training services primarily for the United Kingdom Ministry of Defence

Acquisitions and Dispositions

We continually consider various business opportunities, including strategic acquisitions and alliances, licenses and marketing arrangements, and we review the prospects of our existing businesses to determine whether any of them should be modified, sold or otherwise discontinued.

We completed four acquisitions in the past three years to augment our internal growth plans. These acquisitions were:

•	satellite-based network communication solutions: the May 2009 acquisition of DataPath, Inc.
•	visual display solutions for commercial and military simulators: the November 2008 acquisition of SEOS Group Ltd.

•	flight control and navigation solutions primarily to the UAV market segment: the April 2008 acquisition of Athena Technologies, Inc.
•	satellite intelligence products and software applications: the August 2007 acquisition of Information Technology & Applications Corporation

Additional information relating to our acquisitions is contained in Notes 3 and 7 of the Notes to Consolidated Financial Statements in Item 8 below.

Research and Development

We have significant research, development, engineering and product design capabilities. At September 30, we employed approximately 6,200 engineers.

Amounts attributed to our research and development (R&D) activities are as follows:

(In Millions)	2009	2008	2007
Customer-funded(1)	$493	$501	$480
Company-funded	355	395	347
Total research and development	$848	$896	$827

(1)	Customer-funded R&D includes activities relating to the development of new products and the improvement of existing products for which we are reimbursed by our customers.

Intellectual Property

We own numerous U.S. and foreign patents and have numerous pending patent applications, including patents and patent applications purchased in our acquisitions. We also license certain patents relating to our manufacturing and other activities. While in the aggregate we consider our patents and licenses important to the operation of our business, we do not consider any individual patent or license to be of such importance that the loss or termination of any one patent or license would materially affect us.

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

Employees

As of September 30, 2009, we had approximately 19,300 employees. Approximately 2,100 of our employees in the U.S. are covered by collective bargaining agreements. Collective bargaining agreements expire in September 2010 with the International Association of Machinists and International Alliance of Theatrical Stage Employees, which as of September 30, 2009 covered in the aggregate 160 employees located throughout the U.S. The collective bargaining agreements for the balance of the bargaining unit employees are set to expire in May 2013.

Cyclicality and Seasonality

The avionics and communications markets in which we sell our products are, to varying degrees, cyclical and have experienced periodic downturns. For example, markets for our commercial aviation electronic products have experienced downturns during periods of slowdowns in the commercial airline industry and during periods of weak conditions in the economy in general, as demand for new aircraft generally declines during these periods. We believe that we are currently at or near the bottom of a commercial aviation downturn. Although we believe that our Government Systems business reduces our exposure to these business downturns, we may experience downturns in the future. Our Government Systems business is also subject to some cyclicality primarily as a result of U.S. Government defense budget cycles.

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

Internationally, similar requirements exist for airworthiness, installation and operational approvals. These requirements are administered by the national aviation authorities of each country and, in the case of Europe, coordinated by the European Joint Aviation Authorities. Many countries also impose specific telecommunications equipment requirements, administered through their national aviation authorities or telecommunications authorities. In Europe, approval to import products also requires compliance with European Commission directives, such as those associated with electrical safety, electro-magnetic compatibility, use of metric units of measurement and restrictions on the use of lead.

Products already in service may also become subject to mandatory changes for continued regulatory compliance as a result of any identified safety issue, which can arise from an aircraft accident, incident or service difficulty report.

Our products and technical data are controlled for export and import under various regulatory agencies. Audits and investigations by these agencies are a regular occurrence to ensure compliance with applicable federal statutes and regulations. Violations, including as a successor to an acquired business, can result in fines and penalties assessed against the Company as well as individuals, and the most egregious acts may result in a complete loss of export privileges.

Although we do not have any significant regulatory action pending against us, any such action could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Environmental Matters

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have had and will continue to have an impact on our manufacturing operations. To date, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. We believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business or financial condition, but could possibly be material to the results of operations or cash flows of any one period. Additional information on environmental matters is contained in Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

Geographic Information

Our principal markets outside the U.S are in France, Canada, the United Kingdom, Germany, China, Japan, Singapore, Israel, Australia and Brazil. In addition to normal business risks, operations outside the U.S. are subject to other risks, including political, economic and social environments, governmental laws and regulations and currency revaluations and fluctuations.

Selected financial information by major geographic area for each of the three years in the period ended September 30, 2009 is contained in Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

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

A global recession and tight credit availability adversely affects us.

Global recession and tight credit availability, including failures of financial institutions, initiated unprecedented government intervention in the U.S., Europe and other regions of the world. If these concerns continue or worsen, risks to us include:

•	declines in revenues and profitability from reduced orders, payment delays or other factors caused by the economic problems of customers
•	reprioritization of government spending away from defense programs in which we participate
•	adverse impacts on our access to short-term commercial paper borrowings or other credit sources
•	supply problems associated with any financial constraints faced by our suppliers

International conflicts and terrorism may adversely affect our business.

International conflicts such as the wars in Iraq and Afghanistan, political turmoil in the Middle and Far East and the possibility of future terrorist attacks cause significant uncertainty with respect to U.S. and other business and financial markets and may adversely affect our business. These international conflicts also affect the price of oil, which has a significant impact on the financial health of our commercial customers. Although our Government Systems business may experience greater demand for its products as a result of increased government defense spending, factors arising (directly or indirectly) from international conflicts or terrorism which may adversely affect our business include reduced aircraft build rates, upgrades, maintenance and spending on discretionary products such as in-flight entertainment, as well as increases in the cost of property and aviation products insurance and increased restrictions placed on our insurance policies. The wars in Iraq and Afghanistan create the risk that our Government Systems customers may need to redirect funding from our existing business to pay for war-related activities. Furthermore, we currently hold only nominal insurance related to the effects of terrorist acts on our assets and our aircraft products.

We depend to a significant degree on U.S. Government contracts, which are subject to unique risks.

In 2009, 43 percent of our sales were derived from U.S. Government contracts. In addition to normal business risks, our supply of systems and products to the U.S. Government is subject to unique risks which are largely beyond our control. These risks include:

•	dependence on Congressional appropriations and administrative allotment of funds
•	the ability of the U.S. Government to terminate, without prior notice, partially completed government programs and contracts that were previously authorized
•	changes in governmental procurement legislation and regulations and other policies which may reflect military and political developments
•	significant changes in contract scheduling or program structure, which generally result in delays or reductions in deliveries

•	intense competition for available U.S. Government business necessitating increases in time and investment for design and development
•	difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work
•	changes over the life of U.S. Government contracts, particularly development contracts, which generally result in adjustments of contract prices
•	claims based on U.S. Government work, which may result in fines, the cancellation or suspension of payments or suspension or debarment proceedings affecting potential further business with the U.S. Government

Our business is heavily concentrated in the aviation industry.

As a provider of products and services to the aviation industry, we are significantly affected by the overall economic condition of that industry. The aviation industry is historically cyclical.

Our business, financial condition, results of operations and cash flows may be adversely impacted, among other things, by the following:

•	reductions in demand for aircraft and delayed aircraft delivery schedules
•	challenges in the financial condition of some of our existing and potential customers
•	reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support
•	retirement or storage of older generation aircraft, resulting in fewer retrofits and less demand for services for those aircraft
•	limited availability of financing for airlines or aircraft
•	high fuel costs
•	health pandemics or other disruptions to commercial air travel demand

New airspace management technologies may impact future sales.

The aerospace industry is experiencing a global transition from traditional communications, navigation, surveillance and air traffic control systems to air traffic management systems utilizing satellite-based technologies that will allow pilots to fly at desired paths and speeds selected in real time, while still complying with instrument flight regulations. The transition to these technologies will require the use of digital communications systems, global positioning system navigation, satellite surveillance techniques and ground surveillance systems. These technologies are expected to result in more direct and efficient flight routes, fewer flight delays and reduced airport congestion. Although we believe that we are well positioned to participate in this market evolution, our ability to capitalize on the transition to these airspace management technologies is subject to various risks, including:

•	delays in the development of the necessary satellite and ground infrastructure by U.S. and other governments
•	delays in adopting national and international regulatory standards
•	competitors developing better products
•	failure of our product development investments in communications, navigation and surveillance products that enable airspace management technologies to coincide with market evolution to, and demand for, these products
•	the ability and desire of customers to invest in products enabling airspace management technologies

We derive a significant portion of our revenues from international sales and are subject to the risks of doing business outside the U.S.

In 2009, revenues from products and services exported from the U.S. or manufactured and serviced abroad were 31 percent of our total sales. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:

•	laws, regulations and policies of non-U.S. governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad
•	changes in regulatory requirements, including imposition of tariffs or embargoes, export controls and other trade restrictions and antitrust and data privacy requirements
•	uncertainties and restrictions concerning the availability of funding, credit or guarantees
•	requirements of certain customers to have us agree to specified levels of in-country purchases or investments, known as offsets, and penalties if we fail to meet these offset requirements
•	import and export licensing requirements and regulations
•	uncertainties as to local laws and enforcement of contract and intellectual property rights
•	rapid changes in government, economic and political policies, political or civil unrest or the threat of international boycotts or U.S. anti-boycott legislation

We have made, and expect to continue to make, strategic acquisitions that involve significant risks and uncertainties.

We completed four acquisitions in the last three years and we intend to enter into acquisitions in the future in an effort to enhance shareowner value. Acquisitions involve a certain amount of risks and uncertainties such as:

•	the difficulty in integrating newly-acquired businesses and operations in an efficient and cost-effective manner and the risk that we encounter significant unanticipated costs or other problems associated with integration
•	the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions
•	the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets
•	the risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties
•	the potential loss of key employees of the acquired businesses
•	the risk of diverting the attention of senior management from our existing operations

We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

During 2009, approximately 88 percent of our total sales were from, and a significant portion of our anticipated future sales will be from, firm, fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial cost estimates are incorrect, we can incur losses on these contracts. These fixed-price contracts can expose us to potentially large losses because the customer may compel us to complete a project or, in the event of a termination for default, pay the entire incremental cost of its replacement by another provider regardless of the size of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns could have an adverse impact on our financial condition, operating results and cash flows.

Costs of certain employee and retiree benefits may continue to rise.

Although we have taken action seeking to contain volatility in the costs related to medical and pension benefits, there are risks that our costs for these benefits will increase as a result of:

•	continued increases in medical costs related to current employees due to increased usage of medical benefits and medical inflation
•	material changes in legislation impacting medical or pension matters
•	the effect declines in the stock and bond markets have on the performance of our pension plan assets
•	potential reductions in the discount rate used to determine the present value of our retirement benefit obligations

Tax changes could affect our effective tax rate and future profitability

Our future results could be adversely affected by changes in the effective tax rate as a result of changes in our overall profitability and changes in the mix of earnings in countries with differing statutory tax rates, changes in tax legislation, the results of audits and examination of previously filed tax returns and continuing assessment of our tax exposures.

Cautionary Statement

This Annual Report on Form 10-K, and documents that are incorporated by reference in this Annual Report on Form 10-K, contain statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers (including major U.S. airlines); the health of the global economy, including potential deterioration in the currently volatile economic and financial market conditions; delays related to the award of domestic and international contracts; the continued support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of the global war on terrorism and declining defense budgets on government military procurement expenditures and budgets; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; risk that legislation extending the Federal Research and Development Tax Credit (Federal R&D Tax Credit) beyond December 31, 2009 is not passed during our fiscal year 2010; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with export control regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

As of September 30, 2009, we operated 19 manufacturing facilities throughout the U.S. and one manufacturing facility each in Mexico, France and Germany. The Company also had engineering facilities, sales offices, warehouses and service locations in approximately 20 countries around the world. These facilities have aggregate floor space of approximately 7 million square feet, substantially all of which is in use. Of this floor space, approximately 58 percent is owned and approximately 42 percent is leased. There are no major encumbrances on any of our plants or equipment, other than financing arrangements which in the aggregate are not significant. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2009 is as follows:

Location (In Thousands of Square Feet)	Owned Facilities	Leased Facilities	Total
U.S.	3,714	2,350	6,064
Europe	329	263	592
Canada and Mexico	—	121	121
Asia Pacific	—	172	172
South America	—	7	7
Total	4,043	2,913	6,956

Type of Facility (In Thousands of Square Feet)	Owned Facilities	Leased Facilities	Total
Manufacturing	2,065	1,063	3,128
Sales, engineering, service and general office space	1,978	1,850	3,828
Total	4,043	2,913	6,956

We have facilities with a total of at least 100,000 square feet in the following cities: Cedar Rapids, Iowa (2,990,000 square feet), Richardson, Texas (390,000 square feet), Melbourne, Florida (335,000 square feet), Heidelberg, Germany (240,000 square feet), San Jose, California (225,000 square feet), Irvine, California (220,000 square feet), Tustin, California (215,000 square feet), Coralville, Iowa (180,000 square feet), Duluth, Georgia (180,000 square feet), Sterling, Virginia (165,000 square feet), Toulouse, France (155,000 square feet), Wilsonville, Oregon (125,000 square feet), Salt Lake City, Utah (120,000 square feet) and Mexicali, Mexico (105,000 square feet). We plan to cease operations at the San Jose, California facility in 2010. Most of our facilities are generally shared for the benefit of our Government Systems and Commercial Systems businesses.

Certain of our facilities, including those located in California and Mexico, are located near major earthquake fault lines. We maintain earthquake insurance with a deductible of five percent of the insured values with respect to these facilities. We also maintain property insurance for wind damage, including hurricanes and tornadoes, for our facilities. This insurance covers physical damage to property and any resulting business interruption. All losses are subject to a $5 million deductible with certain exceptions that could affect the deductible.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of our 2009 fiscal year.

Item 4A. Executive Officers of the Company.

The name, age, office and position held with us, and principal occupations and employment during the past five years of each of our executive officers as of November 20, 2009 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age
Clayton M. Jones — Chairman of the Board of Rockwell Collins since June 2002; President and Chief Executive Officer of Rockwell Collins since June 2001	60
Barry M. Abzug — Senior Vice President, Corporate Development of Rockwell Collins since October 2001	57
Patrick E. Allen — Senior Vice President and Chief Financial Officer of Rockwell Collins since January 2005; Vice President and Controller of Rockwell Collins’ Commercial Systems business prior thereto	45
John-Paul E. Besong — Senior Vice-President, e-Business of Rockwell Collins since April 2007; Senior Vice President of e-Business & Lean Electronics of Rockwell Collins prior thereto	56
Gary R. Chadick — Senior Vice President, General Counsel and Secretary of Rockwell Collins since July 2001	48
Gregory S. Churchill — Executive Vice President and Chief Operating Officer, Government Systems of Rockwell Collins since May 2002	52
Walter S. Hogle, Jr. — Senior Vice President of Rockwell Collins’ International Business since April 2009; Senior Vice President of Rockwell Collins’ International Business and Washington Operations from January 2008 to April 2009; Vice President of Rockwell Collins’ Government Operations from March 2007 to January 2008; Vice President and General Manager of Rockwell Collins’ Integrated Systems prior thereto	65
Ronald W. Kirchenbauer — Senior Vice President, Human Resources of Rockwell Collins since April 2003	62
Nan Mattai — Senior Vice President, Engineering and Technology of Rockwell Collins since November 2004; Vice President, Government Systems Engineering of Rockwell Collins prior thereto	57
Jeffrey A. Moore — Senior Vice President of Operations of Rockwell Collins since April 2006; Acting Senior Vice President of Operations of Rockwell Collins from October 2005 to April 2006; Vice President of Manufacturing Operations of Rockwell Collins prior thereto	56
Robert K. Ortberg — Executive Vice President and Chief Operating Officer, Commercial Systems of Rockwell Collins since October 2006; Vice President and General Manager, Air Transport Systems of Rockwell Collins prior thereto	49
David S. Rokos — Vice President and Treasurer of Rockwell Collins since May 2008; Controller of Rockwell Collins Government Systems’ Surface Solutions from January 2008 to May 2008; Controller of Rockwell Collins Government Systems’ Sensor Systems from January 2005 to January 2008; Assistant Controller, External Financial Reporting of Rockwell Collins prior thereto	40
Marsha A. Schulte — Vice President, Finance & Controller of Rockwell Collins since May 2006; Vice President & Controller, Operations of Rockwell Collins prior thereto	52
Kent L. Statler — Executive Vice President, Rockwell Collins Services since October 2006; Senior Vice President and General Manager of Rockwell Collins Services from October 2005 to October 2006; Senior Vice President of Operations of Rockwell Collins prior thereto	44
Robert A. Sturgell — Senior Vice President, Washington Operations since April 2009; Acting Administrator of the Federal Aviation Administration (FAA) from September 2007 to April 2009; Deputy Administrator of the FAA prior thereto	50

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

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Company Purchases of Equity Securities.

Market Information

Our common stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol “COL”. On October 31, 2009, there were 27,039 shareowners of record of our common stock.

The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange — Composite Transactions reporting system during each quarter of our years ended September 30, 2009 and 2008:

	2009		2008
Fiscal Quarters	High	Low	High	Low
First	$42.86	$27.76	$76.00	$69.99
Second	42.14	27.67	72.54	53.24
Third	49.10	32.60	66.56	47.26
Fourth	51.37	38.29	54.83	43.26

Dividends

The following table sets forth the cash dividends per share paid by us during each quarter of our years ended September 30, 2009 and 2008:

Fiscal Quarters	2009	2008
First	$0.24	$0.16
Second	0.24	0.16
Third	0.24	0.24
Fourth	0.24	0.24

Based on our current dividend policy, we will pay quarterly cash dividends which, on an annual basis, will equal $0.96 per share. The declaration and payment of dividends by us, however, will be at the sole discretion of our Board of Directors.

Repurchases

Our Board of Directors has authorized certain repurchases of our common stock. During 2009, we repurchased approximately 3.9 million shares of our common stock at a total cost of $156 million, which resulted in a weighted average cost of $40.01 per share. During 2008, we repurchased approximately 9.0 million shares at a total cost of $576 million, which resulted in a weighted average cost of $63.76 per share.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2009 through July 31, 2009	499,963	$40.53	499,963	$47 million
August 1, 2009 through August 31, 2009	360,000	44.29	360,000	31 million
September 1, 2009 through September 30, 2009	460,000	48.53	460,000	209 million
Total	1,319,963	$44.34	1,319,963	$209 million

(1)	On September 16, 2009, our Board authorized the repurchase of an additional $200 million of our common stock. This authorization has no stated expiration date.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 below. The Statement of Operations, Statement of Financial Position and other data has been derived from our audited financial statements.

	Years Ended September 30
(Dollars in Millions, Except per Share Amounts)	2009(a)	2008(b)	2007(c)	2006(d)	2005(e)
Statement of Operations Data:
Sales	$4,470	$4,769	$4,415	$3,863	$3,445
Cost of sales	3,150	3,334	3,092	2,752	2,502
Selling, general and administrative expenses	458	485	482	441	402
Income before income taxes	867	953	843	689	547
Net income	594	678	585	477	396
Net income as a percent of sales	13.3%	14.2%	13.3%	12.3%	11.5%
Diluted earnings per share	3.73	4.16	3.45	2.73	2.20
Statement of Financial Position Data:
Working capital(f)	$1,003	$598	$710	$603	$596
Property	719	680	607	552	473
Goodwill and intangible assets	964	807	691	654	571
Total assets	4,645	4,144	3,750	3,278	3,148
Short-term debt	—	287	—	—	—
Long-term debt	532	228	223	245	200
Shareowners’ equity	1,292	1,408	1,573	1,206	939
Other Data:
Capital expenditures	$153	$171	$125	$144	$111
Depreciation and amortization	144	129	118	106	104
Dividends per share	0.96	0.80	0.64	0.56	0.48
Stock Price:
High	$51.37	$76.00	$74.69	$60.41	$49.80
Low	27.67	43.26	54.38	43.25	34.40

(a)	Includes (i) $18 million of stock-based compensation expense ($12 million after taxes) and (ii) $21 million of restructuring and asset impairment charges primarily related to reductions in workforce and decisions to implement certain facility rationalization actions ($14 million after taxes). $19 million of the restructuring and asset impairment charge was recorded in cost of sales and the remaining $2 million was included in selling, general and administrative expenses.
(b)	Includes (i) $19 million of stock-based compensation expense ($13 million after taxes) and (ii) a $22 million income tax benefit related to the favorable resolution of certain tax matters in 2008.
(c)	Includes (i) $17 million of stock-based compensation expense ($11 million after taxes), (ii) a $13 million reduction in income tax expense related to the retroactive reinstatement of the previously expired Federal R&D Tax Credit, and (iii) a $5 million favorable adjustment to the 2006 restructuring charge discussed in item (d)(iii) below. The $5 million adjustment in 2007 was primarily due to lower than expected employee separation costs ($3 million gain after taxes).
(d)	Includes (i) $18 million of stock-based compensation expense ($12 million after taxes), (ii) $20 million gain on the sale of Rockwell Scientific Company, LLC, an equity affiliate that was jointly owned with Rockwell Automation, Inc. ($13 million after taxes) and (iii) $14 million restructuring charge related to decisions to implement certain business realignment and facility rationalization actions ($9 million after taxes).
(e)	Includes (i) $10 million reduction in income tax expense related to the resolution of certain deferred tax matters that existed prior to our spin-off in 2001 and (ii) $15 million write-off of certain indefinite-lived Kaiser tradenames ($10 million after taxes). The tradename write-off was recorded in cost of sales.
(f)	Working capital consists of all current assets and liabilities, including cash and short-term debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements and estimates that involve risks and uncertainties. Actual results could differ materially from these estimates. Factors that could cause or contribute to differences from estimates include those discussed under “Cautionary Statement” and “Risk Factors” contained in Item 1 above.

We operate on a 52/53 week fiscal year ending on the Friday closest to September 30. For ease of presentation, September 30 is utilized consistently throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations to represent the fiscal year end date. 2009 was a 52 week fiscal year, while 2008 and 2007 were 53 week and 52 week fiscal years, respectively. All date references contained herein relate to our fiscal year unless otherwise stated.

OVERVIEW AND OUTLOOK

For many years, Rockwell Collins has benefited from having a diversified and balanced business, serving both commercial and government markets. This diversification and balance was an important attribute that helped support the performance of our Company during 2009. Our Commercial Systems business was adversely impacted as the aerospace marketplace reacted sharply to the macroeconomic events of 2009 with a sudden and severe decline in demand. Meanwhile, our Government Systems business experienced stable end markets with continued demand for our systems, products and services. We acted quickly to address these dynamic market conditions by redeploying resources where possible and by implementing infrastructure and cost reduction actions where necessary, which helped to preserve the financial strength and long-term growth prospects of our Company. The actions included a restructuring plan, along with other cost saving initiatives, to better align our resources with this new environment. As a result of the market dynamics and steps the Company took to address those dynamics, we generated the following results for 2009:

•	we achieved sales of $4.47 billion
•	we delivered earnings per share of $3.73
•	we generated operating cash flow of $633 million
•	we continued to invest in research and development at 19 percent of sales

We believe Rockwell Collins has proven its ability to both react quickly to changing business conditions and to execute its business plans. Despite these exceptionally difficult times, our fundamental strategies have served us well: the balance between our commercial and government businesses; the diversification of our customer base and product offerings; the integration of our business through our shared service operating model and our focus on innovation through R&D.

Balance — We feel our business is characterized by its balance, in terms of market segment, geographic, product and customer sales mix. We strive to maintain a balance between our Government and Commercial Systems businesses, believing that the segments are complementary to one another. In 2010, we expect the stability of our Government Systems business to offset most of the volatility within our Commercial Systems business. It is this aspect of our balanced business portfolio that makes it a fundamental strength of Rockwell Collins.

Diversification — Our business derives its revenue streams from a large number of diverse customers, products, solutions and markets. Our Government Systems business executes against numerous programs every year for a variety of customers, including the U.S. Department of Defense, other government agencies, civil agencies, defense contractors and foreign ministries of defense. Our Commercial Systems business serves customers ranging from the world’s largest aircraft manufacturers to individual aircraft owners within the general aviation marketplace. This diversification of revenue sources enables us to pursue numerous growth opportunities as business conditions vary across our portfolios.

Integration — We have a highly integrated business reliant upon a shared services operating platform. The integrated nature of our business allows us to leverage product and service capabilities across our segments in a manner we believe is unique in our industry. This integration is evidenced by our product and technology centers of excellence in areas such as displays, communication, navigation and surveillance, through which we apply our core competencies to solutions in both Government and Commercial Systems.

Innovation — A well-funded and comprehensive R&D program is a foundational aspect of Rockwell Collins. Our focus on developing unique solutions to our customers’ needs is evidenced by the large investment we dedicate towards R&D programs. It is this spending profile that has allowed Rockwell Collins to successfully pursue and capture customer programs and that will continue to be the growth engine for our Company.

Looking forward to 2010, we believe we are well positioned to operate in an environment that will continue to present challenges for our Commercial Systems business and modest opportunities for our Government Systems business. Highlights of our 2010 earnings guidance are as follows:

•	total sales in the range of $4.6 billion to $4.8 billion, or about a 3 percent to 7 percent increase over 2009
•	diluted earnings per share in the range of $3.35 to $3.55
•	cash provided by operating activities in the range of $600 million to $700 million
•	capital expenditures of approximately $135 million
•	total company and customer-funded R&D expenditures in the range of $870 million to $900 million, or about 19 percent of total sales

See the following operating segment sections for further discussion of 2009 and anticipated 2010 segment results. For additional disclosure on segment operating earnings see Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for 2007 through 2009 and should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 below.

Consolidated Financial Results

Sales

(Dollars in Millions)	2009	2008	2007
U.S.	$3,080	$3,164	$2,987
Non-U.S.	1,390	1,605	1,428
Total	$4,470	$4,769	$4,415
Percent (decrease) increase	(6)%	8%

Total sales in 2009 decreased 6 percent to $4,470 million compared to 2008. Commercial Systems sales decreased 21 percent partially offset by a 9 percent increase in Government Systems sales. Incremental sales from acquisitions contributed a total of $117 million in revenue. Three acquisitions contributed to this growth: the April 2008 acquisition of Athena Technologies, Inc. (Athena), the November 2008 acquisition of SEOS Group Limited (SEOS) and the May 2009 acquisition of DataPath, Inc. (DataPath).

The decrease in domestic sales from 2008 to 2009 was due to lower sales volume of Commercial Systems products and systems to original equipment manufacturers (OEMs) and reduced commercial avionics aftermarket hardware and service and support revenues. These decreases were partially offset by incremental revenue from the DataPath and Athena acquisitions and higher sales to the U.S. Government. The decrease in non-U.S. sales was primarily due to lower Commercial Systems sales related to lower production rates at OEMs, reduced commercial avionics aftermarket hardware and a decrease in Commercial Systems service and support revenues. These decreases were partially offset by incremental sales from the SEOS and DataPath acquisitions.

Total sales in 2008 increased 8 percent to $4,769 million compared to 2007. Incremental sales from the August 2007 acquisition of Information Technology & Applications Corporation (ITAC) and the acquisition of

Athena contributed a total of $22 million, or less than 1 percentage point of the overall revenue growth. The remainder of the sales increase resulted from 10 percent organic revenue growth in our Commercial Systems business and 5 percent organic revenue growth in our Government Systems business. Domestic sales growth was driven by higher sales of commercial products and systems to OEMs and airlines, as well as higher sales to the U.S. Government of Government Systems communication and electronic systems, products and services. Non-U.S. sales were impacted by higher sales from commercial aerospace customers.

Cost of Sales

Total cost of sales is summarized as follows:

(Dollars in Millions)	2009	2008	2007
Total cost of sales	$3,150	$3,334	$3,092
Percent of total sales	70.5%	69.9%	70.0%

Cost of sales consists of all costs incurred to design and manufacture our products and includes R&D, raw material, labor, facility, product warranty and other related expenses.

Cost of sales as a percentage of total sales increased slightly in 2009 in comparison to 2008 as the impact of lower Commercial Systems sales volume, the restructuring charge and incremental lower margin revenues from the DataPath, SEOS and Athena acquisitions were largely offset by lower employee incentive compensation, lower R&D costs and other cost savings. The 2009 cost of sales includes $19 million of restructuring and asset impairment charges. These charges were primarily related to our plan to reduce our workforce and close our San Jose, California facility and relocate engineering, production and service work to other locations.

Cost of sales as a percentage of total sales in 2008 as compared to 2007 was relatively flat as increased sales volume, productivity improvements, lower employee incentive compensation costs and lower retirement benefit costs were offset by the absence of certain net favorable contract-related adjustments benefiting 2007 and a $5 million favorable adjustment to a restructuring reserve included in cost of sales in 2007.

R&D expense is included as a component of cost of sales and is summarized as follows:

(Dollars in Millions)	2009	2008	2007
Customer-funded	$493	$501	$480
Company-funded	355	395	347
Total	$848	$896	$827
Percent of total sales	19%	19%	19%

R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering related product materials and equipment and subcontracting costs.

Total R&D expense decreased $48 million, or 5 percent, from 2008 to 2009. The majority of the decrease was within the company-funded portion of R&D expense. This decrease was driven by lower company-funded development costs on the Boeing 787 program as well as reduced spending on certain other initiatives that were impacted by global macro-economic factors impacting our commercial markets, partially offset by increased spending on the Airbus A350 program. The customer-funded portion of R&D expense decreased slightly from 2008 to 2009 as lower customer-funded development on certain commercial air transport platforms with Boeing were partially offset by higher customer-funded development within Government Systems on programs such as Common Range Integrated Instrumentation System (CRIIS) and Joint Precision Approach and Landing System (JPALS).

Total R&D expense increased $69 million, or 8 percent, from 2007 to 2008. The customer-funded portion of R&D expense increased primarily due to several defense-related programs that were in the development phase, including the E-6 mission systems upgrade program, the CH-53G helicopter program and the Modernized User Equipment (MUE) program. The company-funded portion of R&D expense increased from 2007 to 2008 primarily due to spending on new business and regional jet platforms, development efforts towards our next generation flight deck and cabin systems for business aircraft and the enhancement of capabilities of other products and systems.

Looking forward to 2010, total R&D expense is expected to increase by approximately 3 to 6 percent over 2009 and be in the range of $870 million to $900 million, or about 19 percent of total Company sales. The increase is primarily due to expected growth in customer-funded R&D principally related to recently awarded and anticipated Government Systems development programs and other customer-funded development programs within Commercial Systems related to regional jet OEMs. Increases in customer-funded R&D are expected to be partially offset by decreases in company-funded R&D of about 10 percent, primarily within Commercial Systems and due to lower spending on certain next generation flight decks for business aircraft.

Selling, General and Administrative Expenses

(Dollars in Millions)	2009	2008	2007
Selling, general and administrative expenses	$458	$485	$482
Percent of total sales	10.2%	10.2%	10.9%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing, research or development activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

SG&A expenses decreased $27 million to $458 million, or 10.2 percent of total sales, in 2009 compared to SG&A expenses of $485 million, or 10.2 percent of total sales, in 2008. The Company held SG&A expenses as a percentage of total sales flat in 2009 compared to 2008 as the negative impact of lower sales volume and the incrementally higher SG&A expenses related to our 2009 acquisitions were offset by lower employee incentive compensation costs and other cost savings.

SG&A expenses increased $3 million to $485 million, or 10.2 percent of sales, in 2008 compared to SG&A expenses of $482 million, or 10.9 percent of sales, in 2007. The improvement in SG&A expenses as a percentage of total sales was attributed primarily to productivity improvements, lower employee incentive compensation costs and lower retirement benefit costs, partially offset by higher charitable contributions.

Interest Expense

(In Millions)	2009	2008	2007
Interest expense	$18	$21	$13

Interest expense decreased by $3 million in 2009 compared to 2008 due primarily to the impact of a more favorable interest rate environment on our variable rate short-term debt outstanding during 2009.

Interest expense increased by $8 million in 2008 compared to 2007 due primarily to increases in short-term borrowings.

Other Income, Net

(In Millions)	2009	2008	2007
Other income, net	$(23)	$(24)	$(15)

For information regarding the fluctuations in other income, net, see Note 15 of the Notes to Consolidated Financial Statements in Item 8 below.

Income Tax Expense

(Dollars in Millions)	2009	2008	2007
Income tax expense	$273	$275	$258
Effective income tax rate	31.5%	28.9%	30.6%

The effective income tax rate differed from the U.S. statutory tax rate as detailed below:

	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.7	0.6	1.1
Research and development credit	(2.2)	(2.6)	(4.0)
Domestic manufacturing deduction	(1.3)	(1.5)	(0.7)
Tax settlements	—	(2.3)	—
Extraterritorial income exclusion	—	—	(0.5)
Other	(0.7)	(0.3)	(0.3)
Effective income tax rate	31.5%	28.9%	30.6%

The difference between our effective income tax rate and the statutory tax rate was primarily the result of the tax benefits derived from the Federal Research and Development Tax Credit (Federal R&D Tax Credit), which provides a tax benefit on certain incremental R&D expenditures and the Domestic Manufacturing Deduction under Section 199 (DMD), which provides a tax benefit on U.S. based manufacturing.

The effective income tax rate in 2009 increased from 2008 primarily due to the favorable resolution of certain tax settlements that benefitted our effective income tax rate in 2008.

On the last day of fiscal year 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2008 to December 31, 2009. Our effective income tax rate for 2009 and 2008 reflected a full year of benefit from the Federal R&D Tax Credit.

Our effective income tax rate for 2007 reflected the retroactive reinstatement of the Federal R&D Tax Credit which had previously expired December 31, 2005. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2006 to December 31, 2007. The retroactive benefit for the previously expired period from January 1, 2006 to September 30, 2006 lowered our effective income tax rate by about 1.5 percentage points for 2007.

In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act repealed and replaced the federal Extraterritorial Income Exclusion (ETI) with a new deduction for income generated from qualified production activities by U.S. manufacturers. The ETI export tax benefit completely phased out December 31, 2006 and the DMD benefit will be phased in through fiscal year 2010. For 2007, the available DMD tax benefit was one-third of the full benefit that will be available in 2011. For 2009 and 2008, the available DMD tax benefit was two-thirds of the full benefit that will be available in 2011.

Management believes it is more likely than not that our current and long-term deferred tax assets will be realized through the reduction of future taxable income.

For 2010, our effective income tax rate is expected to be in the range of 30 to 31 percent. The projected 2010 effective tax rate assumes the Federal R&D Tax Credit is available for the entire fiscal year, although legislation extending the Federal R&D Tax Credit beyond December 31, 2009 has yet to be enacted.

Net Income and Diluted Earnings per Share

(Dollars and Shares in Millions, Except per Share Amounts)	2009	2008	2007
Net income	$594	$678	$585
Net income as a percent of sales	13.3%	14.2%	13.3%
Diluted earnings per share	$3.73	$4.16	$3.45
Weighted average diluted common shares	159.4	162.9	169.7

Net income in 2009 decreased 12 percent to $594 million, or 13.3 percent of sales, from net income in 2008 of $678 million, or 14.2 percent of sales. Diluted earnings per share decreased 10 percent in 2009 to $3.73, compared to $4.16 in 2008. The decrease in net income was primarily due to lower Commercial Systems sales volume, a higher effective income tax rate and a $14 million after-tax restructuring and asset impairment charge ($21 million before income taxes) that was primarily related to the decision to close our San Jose, California facility. These items were partially offset by lower employee incentive compensation costs, lower R&D costs and lower SG&A expenses. The decrease in earnings per share was lower than the decrease in net income as the positive impact of our share repurchase program partially offset the lower net income.

Net income in 2008 increased 16 percent to $678 million, or 14.2 percent of sales, from net income in 2007 of $585 million, or 13.3 percent of sales. Diluted earnings per share increased 21 percent in 2008 to $4.16, compared to $3.45 in 2007. Earnings per share growth exceeded the growth rate in net income due to the favorable impact of our share repurchase program. These increases were primarily due to higher sales volume coupled with productivity improvements. Included in 2008 net income is a discrete item related to favorable income tax adjustments resulting from the resolution of certain tax settlements, which lowered our 2008 effective income tax rate by 2.3 percentage points.

Segment Financial Results

Government Systems

Overview and Outlook

Our Government Systems business provides communication and electronic systems, products and services for airborne and surface applications to the U.S. Department of Defense, other government agencies, civil agencies, defense contractors and foreign ministries of defense. These systems, products and services support airborne (fixed and rotary wing), ground and shipboard applications. The short and long-term performance of our Government Systems business is affected by a number of factors, including the amount and prioritization of defense spending by the U.S. and non-U.S. governments, which is generally based on the underlying political landscape and security environment.

We expect global baseline defense budgets (excluding supplemental appropriations) to continue to increase, but at moderate rates as the volatility of the global threat environment is weighed against budgetary pressures created by the worldwide economic situation and non-defense government spending and stimulus investing. We expect high priority military transformation initiatives and cost-effective solutions to modernize and replace aged weapons systems will lead to funding support for military communications and electronics equipment. We expect that these customer priorities, combined with our strengthening positions in certain faster growing areas of our served defense electronics and communications markets, should enable us to continue to deliver above-market rates of organic revenue growth. Our involvement in various elements of the Joint Tactical Radio System (JTRS) program, our wide range of positions for fixed and rotary wing cockpit and mission electronics systems (including KC-135 refueling tankers and C-130 cargo aircraft, as well as Blackhawk, Chinook, and Sea Stallion helicopters) and our positions in precision guidance systems for missiles and munitions are examples of significant programs in these faster growing areas that have been, and are expected to continue to be, drivers of our growth going forward. We are expanding our involvement in certain segments of the defense electronics market and expect to see future growth from sales of our products and services for unmanned air vehicles, ground vehicles and soldier worn electronic systems.

Risks affecting future performance of our Government Systems business include, but are not limited to:

•	potential impact of geopolitical and economic events
•	overall funding and prioritization of the U.S. and non-U.S. defense budgets
•	funding for programs we have won at projected levels and without program delays
•	our ability to win new business, successfully develop products and execute on programs pursuant to contractual requirements

We expect Government Systems sales to increase by approximately 12 percent in 2010 compared to 2009. The revenue growth is expected to be derived from continued demand for avionics systems for tanker, transport and rotary wing aircraft; moderate increases in unmanned aerial system and international military system sales and growth in programs focused on communication and situational awareness solutions for soldier and ground vehicle applications. Revenues from the acquisition of DataPath (now Rockwell Collins Satellite Communication Systems) are expected to contribute approximately six percentage points of Government Systems 2010 revenue growth.

We project Government Systems 2010 operating margins will be lower than the 23.3 percent segment operating margin reported in 2009, primarily due to salary and incentive compensation increases in 2010, an increase in retirement benefit costs and incremental lower margins on revenues from the DataPath acquisition.

For additional disclosure on Government Systems segment operating earnings see Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

Government Systems Sales

The following table represents Government Systems sales by product category:

(Dollars in Millions)	2009	2008	2007
Airborne solutions	$1,761	$1,662	$1,605
Surface solutions	818	704	626
Total	$2,579	$2,366	$2,231
Percent increase	9%	6%

Airborne solutions sales increased $99 million, or 6 percent, in 2009 compared to 2008. Incremental sales from Athena and SEOS contributed a total of $27 million, or 2 percentage points of the overall revenue growth. The $72 million, or 4 percent, increase in organic revenue was due primarily to higher sales from simulation and training solutions, higher development program revenues on the CRIIS program and higher sales of Unmanned Aerial Vehicle control systems, partially offset by lower revenues from international C-130 upgrade programs. Surface solutions sales increased $114 million, or 16 percent, in 2009 compared to 2008. Incremental sales from the DataPath acquisition contributed $84 million, or 12 percentage points of the overall revenue growth. Organic surface solutions sales increased $30 million, or 4 percentage points, due primarily to higher development sales from the JPALS program and higher revenues from an international fixed-site radio upgrade program, partially offset by lower data link systems and Defense Advanced GPS Receiver (DAGR) program revenues.

Airborne solutions sales increased $57 million, or 4 percent, in 2008 compared to 2007. This increase was primarily due to higher integrated electronics systems revenues from international C-130 upgrade programs, development program revenues from the E-6 mission system upgrade program and the German Army CH-53G helicopter program, partially offset by lower sales on the Canadian Maritime Helicopter Program. Surface solutions sales increased $78 million, or 12 percent, in 2008 compared to 2007. Incremental sales from the acquisition of ITAC contributed $17 million, or 3 percentage points, of the revenue growth. Organic surface solutions sales increased $61 million due primarily to higher sales from the Ground-Based GPS Receiver Application Module (GB-GRAM) program, the DAGR program and the United Kingdom Ministry of Defence precision targeting system program. These increases were partially offset by lower JTRS development program revenues.

Government Systems Segment Operating Earnings

(Dollars in Millions)	2009	2008	2007
Segment operating earnings	$602	$486	$441
Percent of sales	23.3%	20.5%	19.8%

Government Systems operating earnings increased $116 million, or 24 percent, in 2009 compared to 2008. The higher operating earnings was primarily attributed to increased sales volume and lower employee incentive compensation costs, partially offset by higher SG&A expenses related to the DataPath, SEOS and Athena acquisitions and higher R&D costs.

Government Systems operating earnings increased $45 million, or 10 percent, in 2008 compared to 2007 primarily due to the combination of higher sales, productivity improvements and lower employee incentive compensation costs, partially offset by the absence of net favorable contract adjustments benefiting 2007.

Commercial Systems

Overview and Outlook

Our Commercial Systems business supplies aviation electronics systems, products, and services to customers located throughout the world. The customer base is comprised of OEMs of commercial air transport, business and regional aircraft, commercial airlines and fractional and other business aircraft operators. The near and long-term performance of our Commercial Systems business is impacted by general worldwide economic health, commercial airline flight hours, the financial condition of airlines worldwide as well as corporate profits.

In 2009 we saw a dramatic decline in new order activity and a significant number of aircraft order deferrals for both Airbus and Boeing; however, both companies were able to maintain their production rates by moving forward customers with continued need for new aircraft. The market for new business jets experienced a significant deterioration as new orders slowed and customers cancelled orders, causing OEMs to cut their production rates and in some cases temporarily shut-down their production. Deliveries of new regional airline aircraft were down in 2009 as airlines adjusted overall network capacity for reduced passenger traffic demand. Conditions for aftermarket service and support and equipment upgrade activities were weak throughout 2009, as airlines and business jet operators reduced capacity and utilization and deferred discretionary upgrade and retrofit programs due to the overall weakness in the economic environment.

We believe the commercial aircraft production rates will be reduced in 2010 as compared to 2009. We believe air transport aircraft delivery rates will be up slightly in 2010 as compared to 2009 due to the impact of the labor strike at Boeing during 2009, and that business jet OEMs will enter 2010 at depressed production rates with a low probability of recovery during the year. We also believe deliveries of new regional airline aircraft will be down in 2010 driven by lower orders as a result of airlines adjusting route structures and fleet mix to projected traffic demand. We believe the commercial aerospace aftermarket environment will improve modestly throughout the year as overall economic conditions gradually lead to a recovery in airline travel and business jet utilization, with an associated recovery in maintenance and repair activity and modest increases in spending on discretionary aviation electronics.

Risks to the Commercial Systems market include, among other things:

•	turbulence in global economic and financial markets could continue to have a significant impact on demand for air travel, airline demand for new aircraft and the availability of financing for new aircraft
•	occurrence of an unexpected geopolitical or health pandemic event that could have a significant impact on demand for air travel and airline demand for new aircraft
•	potential negative impact that fuel prices could have on the profitability of airline and other aircraft operator customers
•	continued poor financial condition of certain major U.S. and non-U.S. airlines
•	our ability to develop products and execute on programs pursuant to contractual requirements
•	development and market acceptance of our products and systems
•	continued pressure on corporate profits

We expect Commercial Systems sales to decline by 7 percent in 2010 compared to 2009. This includes an approximate 10 percent decline in sales related to aircraft OEMs with greater declines in the first half of the year and moderating declines in the second half. Sales related to aircraft OEMs in the air transport market are expected to increase about 10 percent due to higher production rates in 2010 as compared to 2009 as a result of the impact of the Boeing labor strike on 2009 production rates. This sales growth also includes the impact of announced reductions in wide-body aircraft production and a potential reduction in overall narrow-body aircraft production rates in late 2010. Sales related to aircraft OEMs in the business and regional jet markets are projected to decrease by over 20 percent for the full fiscal year 2010, as we expect the decrease in the business jet markets that we serve will only partially be offset by a projected increase in customer-development programs for regional jet OEMs. The overall net decrease is weighted more heavily during the first half of the fiscal year due to the timing of the downturn in business jet deliveries during the Company’s fiscal year 2009.

Aftermarket sales in both the air transport and business and regional jet markets are expected to experience low single-digit full year revenue growth. Aftermarket sales are projected to decline on a year-over-year basis in the first half of 2010 due to the continuation of weak passenger traffic, poor airline profitability, and depressed business jet aircraft utilization. We anticipate these conditions will improve in the second half of 2010 as a recovery in global economic conditions gains traction in our served markets. We also expect a decline of approximately 40 percent in sales related to Wide-body in-flight entertainment (Wide-body IFE) products and systems due to our decision in 2005 to cease investing in this product area.

We project Commercial Systems 2010 operating margins will be lower than the 18.7 percent segment operating margins reported in 2009, due primarily to the forecasted decrease in sales volumes, anticipated merit pay and incentive compensation increases and an increase in retirement benefit costs.

For additional disclosure on Commercial Systems segment operating earnings see Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

Commercial Systems Sales

The following table represents Commercial Systems sales by product category:

(Dollars in Millions)	2009	2008	2007
Wide-body in-flight entertainment products	$85	$142	$168
All other air transport aviation electronics	901	1,115	1,007
Total air transport aviation electronics	986	1,257	1,175
Business and regional aviation electronics	905	1,146	1,009
Total	$1,891	$2,403	$2,184
Percent (decrease) increase	(21)%	10%

Total air transport aviation electronics sales decreased $271 million, or 22 percent, in 2009 compared to 2008. Excluding the $57 million decrease in Wide-body IFE revenues, air transport aviation electronics sales decreased $214 million, or 19 percent, in 2009 compared to 2008. This decrease was primarily due to lower OEM sales adversely impacted by Boeing’s labor strike, reduced service and support revenue, lower Boeing 787 program-related revenues and lower aftermarket hardware revenue. Business and regional aviation electronics sales decreased $241 million, or 21 percent, in 2009 compared to 2008. Business and regional aviation electronics sales declined primarily due to business jet OEM production rate cuts as the ramifications of global macro-economic factors continued to impact the business jet market. In addition, aftermarket hardware and service and support sales also declined due to decreases in business aircraft utilization.

Total air transport aviation electronics sales increased $82 million, or 7 percent, in 2008 compared to 2007. Excluding the $26 million decrease in Wide-body IFE revenues, air transport aviation electronics sales increased $108 million, or 11 percent, in 2008 compared to 2007. This sales growth was primarily attributed to higher avionics sales to airlines and OEMs for new aircraft production as well as higher sales for service and support activities. This growth in sales was achieved despite the impact of labor strikes at Boeing and Hawker Beechcraft during portions of 2008. Business and regional aviation electronics sales increased $137 million, or 14 percent, in 2008 compared to 2007. This sales growth was attributed primarily to market share gains and increased demand for new business and regional aircraft, partially offset by slightly lower business and regional retrofits and spares sales and lower regulatory mandate program revenues.

Wide-body IFE products relate to sales of twin-aisle in-flight entertainment (IFE) products and systems to customers in the air transport aviation electronics market. In September 2005 we announced our strategic decision to shift R&D resources away from traditional IFE systems for next generation wide-body aircraft. We continue to execute on Wide-body IFE contracts and plan to support our existing customer base, which includes on-going service and support activities for Wide-body IFE.

The following table represents Commercial Systems sales based on the type of product or service:

(In Millions)	2009	2008	2007
Original equipment	$970	$1,269	$1,063
Aftermarket	836	992	953
Wide-body in-flight entertainment products	85	142	168
Total	$1,891	$2,403	$2,184

Original equipment sales decreased $299 million, or 24 percent, in 2009 compared to 2008. This sales decline is primarily due to lower business jet sales related to decreased production rates at business jet OEMs, Boeing’s labor strike and lower sales related to Boeing 787 and customer-funded development programs. Aftermarket sales decreased $156 million, or 16 percent, primarily due to lower sales from service and support, lower hardware retrofits and reduced Boeing 787 simulator avionics sales.

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

Commercial Systems Segment Operating Earnings

(Dollars in Millions)	2009	2008	2007
Segment operating earnings	$353	$560	$485
Percent of sales	18.7%	23.3%	22.2%

Commercial Systems operating earnings decreased $207 million in 2009, or 37 percent, to $353 million, or 18.7 percent of sales, compared to operating earnings of $560 million in 2008, or 23.3 percent of sales. The decrease was primarily due to the lower sales volume and the absence of certain favorable adjustments related to contract option exercises and royalty income which both benefited 2008. These items were partially offset by lower employee incentive compensation costs, a decrease in company-funded R&D costs, lower SG&A expense and other cost saving initiatives.

Commercial Systems operating earnings increased $75 million, or 15 percent, to $560 million, or 23.3 percent of sales, in 2008 compared to $485 million, or 22.2 percent of sales, in 2007. The increase in operating earnings and operating margin was primarily due to higher revenues, productivity improvements and lower employee incentive compensation costs, partially offset by higher R&D costs.

General Corporate, Net

(In Millions)	2009	2008	2007
General corporate, net	$(31)	$(53)	$(58)

General corporate, net decreased $22 million in 2009 compared to 2008 primarily due to lower employee incentive compensation costs and other cost containment initiatives including reduced headcount.

General corporate, net decreased $5 million in 2008 in comparison to 2007 primarily due to lower employee incentive compensation costs.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits is as follows:

(In Millions)	2009	2008	2007
Pension benefits	$(18)	$(3)	$9
Other retirement benefits	4	(2)	(5)
Net benefit expense (income)	$(14)	$(5)	$4

Pension Benefits

In 2003, we amended our U.S. qualified and non-qualified pension plans covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. Concurrently, we replaced this benefit by supplementing our existing defined contribution savings plan to include an additional Company contribution effective October 1, 2006. The supplemental contribution to our existing defined contribution savings plan was $36 million, $37 million and $28 million for 2009, 2008 and 2007, respectively.

Defined benefit pension expense (income) for the years ended September 30, 2009, 2008 and 2007 was $(18) million, $(3) million and $9 million, respectively. The higher pension income in 2009 compared to 2008 was primarily due to the favorable impact of an increase in the defined benefit pension plan valuation discount rate that was used to measure pension expense from 6.60 percent in 2008 to 7.60 percent in 2009.

During 2009, the funded status of our pension plans declined from a deficit of $424 million at September 30, 2008 to a deficit of $1,040 million at September 30, 2009, primarily due to a decrease in the discount rate used to measure our U.S. pension obligations from 7.60 percent at September 30, 2008 to 5.47 percent at September 30, 2009. In addition, the funded status of our pension plans have been negatively impacted by losses on our pension plan assets that were primarily incurred during 2008. Although our pension plan assets benefited from some market recovery in the later part of 2009, current market conditions and volatile performance in the equity markets continue to have a significant impact on the funded status of our plans.

In 2010, defined benefit pension plan expense is expected to increase by approximately $44 million to $26 million of expense, compared to $(18) million of income in 2009. The expected increase is primarily due to the unfavorable impact of a decrease in the defined benefit pension plan valuation discount rate used to measure our U.S. pension expense from 7.60 percent in 2009 to 5.47 percent in 2010.

Our objective with respect to the funding of our pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, we will fund our pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. We believe our strong financial position continues to provide us the opportunity to make contributions to our pension fund without inhibiting our ability to pursue strategic investments.

In October 2009, subsequent to our 2009 year end, we made a $98 million contribution to our U.S. qualified pension plan. We do not currently anticipate that we will be required by governmental regulations to make any additional contributions to the U.S. qualified pension plan in 2010. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and any changes to U.S. pension funding legislation. We may elect to make additional discretionary contributions during 2010 to further improve the funded status of this plan. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total $13 million in 2010.

Other Retirement Benefits

We have historically provided retiree medical and life insurance benefits to substantially all of our employees. We have undertaken two major actions over the past number of years with respect to these benefits that have lowered both the current and future costs of providing these benefits:

•	In July of 2002, the pre-65 and post-65 retiree medical plans were amended to establish a fixed Company contribution. Additional premium contributions will be required from participants for all costs in excess of this fixed contribution amount. This amendment eliminated the risk to us related to health care cost escalations for retiree medical benefits going forward as additional contributions will be required from retirees for all costs in excess of our fixed contribution amount.
•	As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, we amended our retiree medical plans on June 30, 2004 to discontinue post-65 prescription drug coverage effective January 1, 2008. Post-65 retirees have the option of receiving these benefits through Medicare. On average, we believe the Medicare prescription drug benefit is better than the benefit that was provided by our discontinued post-65 drug plan.

Other retirement benefits expense (income) for the years ended September 30, 2009, 2008, and 2007 was $4 million, $(2) million, and $(5) million, respectively. The increase in other retirement benefits expense in 2009 compared to 2008 is primarily due to the elimination of a favorable amortization for a plan amendment that no longer benefits other retirement benefits expense (income). We expect other retirement benefits expense of approximately $5 million in 2010.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Our ability to generate significant cash flow from operating activities coupled with our expected ability to access the credit markets enables us to execute our growth strategies and return value to our shareowners. During 2009 significant cash expenditures aimed at future growth and enhanced shareowner value were as follows:

•	$153 million of cash payments for share repurchases
•	$153 million of capital expenditures
•	$152 million of dividend payments
•	$146 million related to the acquisitions of DataPath and SEOS
•	In addition, we also made $139 million of pension plan contributions

Operating Activities

(In Millions)	2009	2008	2007
Cash provided by operating activities	$633	$620	$607

The increase in cash provided by operating activities of $13 million in 2009 compared to 2008 is primarily due to improved working capital performance, principally related to inventories and receivables, and lower income tax payments. These improvements were partially offset by a $125 million increase in pension contributions as well as lower net income.

Increase in cash provided by operating activities of $13 million in 2008 compared to 2007 is primarily due to the impact of higher net income and lower pension plan contributions, partially offset by higher employee incentive compensation payments, higher income tax payments and lower advance payments from customers.

In 2010 cash provided by operating activities is expected to be in the range of $600 to $700 million. The projected range of cash provided by operating activities accommodates the $98 million contribution to our U.S. qualified defined benefit pension plan that was made in October 2009, subsequent to our 2009 year end.

Investing Activities

(In Millions)	2009	2008	2007
Cash used for investing activities	$(302)	$(284)	$(153)

The change in cash used for investing activities in 2009 as compared to 2008 is primarily due to the following factors:

•	$146 million related to the acquisitions of DataPath in May 2009 ($118 million) and SEOS in November 2008 ($28 million) compared to $107 million related to the acquisition of Athena in April 2008.
•	Capital expenditures in 2009 were $153 million, or $18 million lower than capital expenditures in 2008.

The change in cash used for investing activities in 2008 as compared to 2007 is primarily attributed to the following factors:

•	$107 million related to the acquisition of Athena in April 2008 compared to $37 million related to the acquisition of ITAC in August 2007.

•	$46 million of additional capital expenditures in 2008 due primarily to the construction of new engineering facilities in Cedar Rapids, Iowa and Richardson, Texas as well as an increased level of investment in test equipment, all in support of recent program wins.
•	In 2007 we benefited from a $14 million recovery of a license fee paid to The Boeing Company in prior years as a result of The Boeing Company exiting the high-speed broadband communication connectivity markets.
•	In 2007 we received $5 million as a result of a purchase price adjustment related to the Company’s 2006 acquisition of the Evans & Sutherland Computer Corporation’s military and commercial simulation business.

Financing Activities

(In Millions)	2009	2008	2007
Cash used for financing activities	$(275)	$(393)	$(373)

The change in cash used for financing activities in 2009 as compared to 2008 is primarily attributed to the following factors:

•	In 2009 we had $153 million of cash repurchases of common stock compared to $576 million in 2008.
•	We borrowed $296 million in long-term debt in 2009 compared to no long-term borrowings in 2008.
•	We had net repayments of short-term debt of $287 million in 2009 compared to net short-term borrowings of $287 million in 2008.
•	We paid cash dividends of $152 million during 2009 compared to $129 million in 2008.

The change in cash used for financing activities in 2008 as compared to 2007 is attributed to the following factors:

•	In 2008 we had $576 million of cash repurchases of common stock compared to $314 million in 2007. In addition, in 2007 we paid $19 million related to the settlement of an accelerated share repurchase agreement executed in 2006.
•	We had proceeds from short-term borrowings of $287 million in 2008 compared to no borrowings in 2007.
•	We repaid $27 million of long-term debt in 2007 compared to no repayments of long-term debt in 2008.
•	We paid cash dividends of $129 million during 2008 compared to $107 million in 2007.
•	We received $17 million from the exercise of stock options in 2008 compared to $61 million in 2007.
•	We received $8 million in excess tax benefits from the exercise of stock options in 2008 compared to $33 million in 2007.

Share Repurchase Program

Strong cash flow from operations provided funds for repurchasing our common stock under our share repurchase program as follows:

(In Millions, Except per Share Amounts)	2009	2008	2007
Amount of share repurchases	$156	$576	$333
Number of shares repurchased	3.9	9.0	4.6
Weighted average price per share	$40.01	$63.76	$68.31

Approximately $3 million of the 2009 share repurchases reflected in the table above are included within accounts payable at September 30, 2009 and are therefore reflected as a non-cash transaction in our 2009

Consolidated Statement of Cash Flows. In 2007 we paid $19 million, which is reflected in the table above, related to the settlement of an accelerated share repurchase agreement executed in 2006.

Dividends

We declared and paid cash dividends of $152 million, $129 million and $107 million in 2009, 2008 and 2007, respectively. The increase in cash dividends in 2009 and 2008 was the result of an increase in the quarterly cash dividend from $0.16 to $0.24 per share beginning with the dividend paid on June 2, 2008. Based on our current dividend policy, we will pay quarterly cash dividends which, on an annual basis, will equal $0.96 per share. We expect to fund dividends using cash generated from operations. The declaration and payment of future dividends is at the sole discretion of the Board of Directors.

Financial Condition and Liquidity

We have historically maintained a financial structure characterized by conservative levels of debt outstanding that enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners. A comparison of key elements of our financial condition as of September 30, 2009 and 2008 are as follows:

	September 30
(In Millions)	2009	2008
Cash and cash equivalents	$235	$175
Short-term debt	—	(287)
Long-term debt, net	(532)	(228)
Net debt(1)	$(297)	$(340)
Total shareowners’ equity	$1,292	$1,408
Debt to total capitalization(2)	29%	27%

(1)	Calculated as total of short-term and long-term debt, net (Total Debt), less cash and cash equivalents
(2)	Calculated as Total Debt divided by the sum of Total Debt plus total shareowners’ equity

Cash and cash equivalents increased $60 million to $235 million at September 30, 2009 due primarily to strong operating cash flow in 2009 combined with our decision to reduce the level of share repurchases in 2009. 2009 operating cash flows were favorably impacted by improved working capital performance, principally related to inventories and receivables. Receivables, net decreased $37 million to $913 million at September 30, 2009 and Inventories, net decreased $27 million to $943 million at September 30, 2009. At September 30, 2009, Receivables, net and Inventories, net include $48 million and $40 million, respectively related to the 2009 acquisitions of DataPath and SEOS.

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. Due to the seasonality of cash flows, we supplement our internally generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. We had no commercial paper borrowings outstanding at September 30, 2009. At September 30, 2008, short-term commercial paper borrowings outstanding were $266 million.

In the event our access to the commercial paper markets is impaired, we have access to an $850 million Revolving Credit Facility through a network of banks that matures in 2012, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at September 30, 2009 based on this financial covenant was 18 percent. We had no borrowings at September 30, 2009 under our Revolving Credit Facility.

In addition, alternative sources of liquidity could include funds available from the issuance of equity securities, debt securities and potential asset securitization strategies. We have a shelf registration statement filed with the Securities and Exchange Commission pursuant to which we can publicly offer and sell securities from time to time. This shelf registration covers an unlimited amount of debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. To date, we have not raised capital through the issuance of equity securities as we prefer to use debt financing to lower our overall cost of capital and increase our return on shareowners’ equity.

We review our mix of short-term and long-term debt on a regular basis. Given the volatility of the credit markets in 2009 resulting from the global financial crisis, we decided to solidify our liquidity position by issuing $300 million of 5.25 percent fixed rate unsecured debt that is due July 15, 2019. Proceeds were primarily used to pay down our short-term debt and fund our acquisition of DataPath Inc.

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing in terms of interest rates. Our strong credit ratings have enabled continued access to both short and long-term credit markets despite difficult market conditions during 2009. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of September 30, 2009:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Stable
Moody’s Investors Service	P-1	A1	Stable
Standard & Poor’s	A-1	A	Stable

We were in compliance with all debt covenants at September 30, 2009 and 2008.

Off-balance Sheet Arrangements

As of September 30, 2009, other than operating leases, we had no material off-balance sheet arrangements, including guarantees, retained or contingent interests in assets transferred to unconsolidated entities, derivative instruments indexed to our stock and classified in shareowners’ equity on our Consolidated Statement of Financial Position or variable interests in entities that provide financing, liquidity, market risk or credit risk support to our Company.

Contractual Obligations

The following table summarizes certain of our contractual obligations as of September 30, 2009, as well as when these obligations are expected to be satisfied:

	Payments Due by Period
(In Millions)	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	Thereafter
Long-term debt	$526	$—	$26	$200	$300
Interest on long-term debt	195	26	50	43	76
Non-cancelable operating leases	207	53	69	42	43
Purchase obligations:
Purchase orders	990	837	139	13	1
Purchase contracts	159	36	72	50	1
Total	$2,077	$952	$356	$348	$421

Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 below.

We lease certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts with terms that meet the accounting definition of operating leases. Our commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on our Consolidated Statement of Financial Position.

Purchase obligations include purchase orders and purchase contracts. Purchase orders are executed in the normal course of business and may or may not be cancelable. Purchase contracts include agreements with suppliers under which there is a commitment to buy a minimum amount of products or pay a specified amount regardless of actual need. Generally, items represented in purchase obligations are not reflected as liabilities on our Consolidated Statement of Financial Position.

The table excludes obligations with respect to pension and other post-retirement benefit plans (see Note 11 of the Notes to Consolidated Financial Statements in Item 8 below). In October 2009, subsequent to our 2009 year end we made a $98 million contribution to our U.S. qualified pension plan. We do not currently anticipate that we will be required by governmental regulations to make any additional contributions to the U.S. qualified pension plan in 2010. Assuming that actual pension plan asset returns are consistent with our expected return of 8.75 percent, interest rates remain constant and there are no additional changes to U.S. pension funding legislation, we expect that we would be required to make contributions to our U.S. qualified pension plan in order to satisfy minimum statutory funding requirements as follows: $76 million in 2011, $213 million in 2012, $225 million in 2013 and $177 million in 2014. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and potential changes to U.S. pension funding legislation. With the exception of certain bargaining unit plans, payments due under other post-retirement benefit plans are funded as the expenses are incurred.

In addition, the table excludes liabilities for unrecognized tax benefits, which totaled $98 million at September 30, 2009, as we cannot reasonably estimate the ultimate timing of cash settlements to the respective taxing authorities (see Note 16 of the Notes to Consolidated Financial Statements in Item 8 below).

The following table reflects certain of the Company’s commercial commitments as of September 30, 2009:

	Amount of Commitment Expiration by Period
(In Millions)	Total Amount Committed	Less than 1 Year	1 – 3 Years	4 – 5 Years	Thereafter
Letters of credit*	$80	$65	$10	$3	$2

*	See Note 19 of the Notes to Consolidated Financial Statements in Item 8 below for a discussion of letters of credit.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information related to recently issued accounting standards, see Note 2 of the Notes to Consolidated Financial Statements in Item 8 below.

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect our financial condition and results of operations that are reported in the accompanying consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events.

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

Accounting for Long-Term Contracts

A substantial portion of our sales to government customers and certain of our sales to commercial customers are made pursuant to long-term contracts requiring development and delivery of products over several years and often contain fixed-price purchase options for additional products. Certain of these contracts are accounted for under the percentage-of-completion method of accounting. Sales and earnings under the percentage-of-completion method are recorded either as products are shipped under the units-of-delivery method (for production effort), or based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort).

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Sales and costs related to profitable purchase options are included in our estimates only when the options are exercised while sales and costs related to unprofitable purchase options are included in our estimates when exercise is determined to be probable. Sales related to change orders are included in profit estimates only if they can be reliably estimated and collectability is reasonably assured. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

Estimates of profit margins for contracts are typically reviewed by management on a quarterly basis. Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and cost estimates, the combining of contracts or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. Significant changes in estimates related to accounting for long-term contracts may have a material effect on our results of operations in the period in which the revised estimate is made.

Deferred Program Investments

We defer certain pre-production engineering costs in Inventories, net and record up-front sales incentives in Intangible Assets (collectively referred to as Program Investments). These Program Investments are amortized over their estimated useful lives, up to a maximum of 15 years. Estimated useful lives are limited to the amount of time we are virtually assured to earn revenues through a contractually enforceable right included in long-term supply arrangements with our customers. This provides the best matching of expense over the related period of benefit. The following provides an overview of the Program Investments:

	September 30
(In Millions)	2009	2008
Pre-production engineering costs	$240	$166
Up-front sales incentives	109	56
Total Program Investments	$349	$222
•	We defer the cost of certain pre-production engineering costs incurred during the development phase of an aircraft program in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. These customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts in the event the minimum order quantity is not taken by the customer. These costs are deferred in Inventories, net to the extent of the contractual guarantees. Pre-production engineering costs in excess of the contractual guarantee and costs incurred pursuant to supply arrangements that do not contain customer guarantees for reimbursement are expensed as incurred. The net book value of pre-production engineering costs included in Inventories, net was $240 million and $166 million at September 30, 2009 and 2008, respectively. These costs are amortized over their estimated useful lives, up to 15 years, as a component of cost of sales.
•	We also provide up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer Relationship Intangible Asset and are amortized over their estimated useful lives, up to 15 years. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales whereas incentives consisting of free products are amortized as cost of sales. The net book value of incentives included in Customer Relationship Intangible Assets was $109 million and $56 million at September 30, 2009 and 2008, respectively.

Risks inherent in recovering the value of our Program Investments include, but are not limited to, the following:

•	Changes in market conditions may affect product sales under a program. In particular, the commercial aerospace market has been historically cyclical and subject to downturns during periods of weak economic conditions, which could be prompted or exacerbated by political or other domestic or international events.
•	Bankruptcy or other significant financial difficulties of our customers.
•	Our ability to produce products could be impacted by the performance of subcontractors, the availability of specialized materials and other production risks.

We evaluate the carrying amount of Program Investments for recovery at least annually or when potential indicators of impairment exist, such as a change in the estimated number of products to be delivered under a program. No impairment charges related to Program Investments were recorded in 2009, 2008 or 2007. While we believe our Program Investments are recoverable over time, the cancellation of a program by a customer would represent the most significant impairment factor related to Program Investments. Due to the long-term nature of the procurement cycle and the significant investment to bring a program to market in the aerospace and defense industry, we believe the likelihood of a customer abruptly cancelling a program is remote. We also evaluate our amortization of Program Investments on a quarterly basis based on our expectation of delivery rates on a program by program basis. The impact of changes in expected delivery rates on the Program Investments’ amortization is adjusted as needed on a prospective basis. There were no significant changes in the rate of Program Investment amortization in 2009, 2008 and 2007.

Income Taxes

At the end of each quarterly reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. The estimate of our effective income tax rate involves significant judgments resulting from uncertainties in the application of complex tax regulations across many jurisdictions, implementation of tax planning strategies and estimates as to the jurisdictions where income is expected to be earned. These estimates may be further complicated by new laws, new interpretations of existing laws and rulings by taxing authorities. Due to the subjectivity and complex nature of these underlying issues, our actual effective income tax rate and related tax liabilities may differ from our initial estimates. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known or as our estimates are revised based on additional information. The resulting adjustment to our income tax expense could have a material effect on our results of operations in the period the adjustment is recorded. A one percentage point change in our effective income tax rate would change our annual net income by approximately $9 million.

Deferred tax assets and liabilities are recorded for tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Management believes it is more likely than not that the current and long-term deferred tax assets will be realized through the reduction of future taxable income. As part of the determination of our tax liability, management exercises considerable judgment in evaluating tax positions taken by us in determining the income tax provision and establishes reserves for tax contingencies in accordance with the Income Taxes topic of the FASB Accounting Standards Codification. See Note 16 of the Notes to Consolidated Financial Statements in Item 8 below for further detail regarding unrecognized tax benefits, deferred taxes and the factors considered in evaluating deferred tax asset realization.

Goodwill

As of September 30, 2009, we had $695 million of goodwill related to various business acquisitions. We perform impairment tests on goodwill on an annual basis during the second quarter of each fiscal year, or on an interim basis if events or circumstances indicate that it is more likely than not that impairment has occurred.

Goodwill is potentially impaired if the carrying value of the reporting unit that contains the goodwill exceeds its estimated fair value. The fair values of our reporting units are determined using a combination of an income approach, which estimates fair value based upon future discounted cash flows, and a market approach, which estimates fair value using market multiples, ratios and valuations of a set of comparable public companies within our industry.

The valuation methodology and underlying financial information that is used to estimate the fair value of our reporting units requires significant judgments to be made by management. These judgments include, but are not limited to, the long-term projections of future financial performance and the selection of appropriate discount rates used to present value future cash flows. Our five-year strategic operating plan, adjusted for current market events such as the global economic downturn among others, serves as the basis for these valuations and represents our best estimate of future business conditions in our industry as well as our ability to compete. Discount rates are determined based upon the weighted average cost of capital for a set of comparable companies adjusted for risks associated with our different operations. Our goodwill impairment tests that were performed in the second quarter of 2009, 2008 and 2007 yielded no impairments. If there were a significant downturn in our business, we could incur a goodwill impairment.

Warranty

Accrued liabilities are recorded on our Consolidated Statement of Financial Position to reflect our contractual obligations relating to warranty commitments to our customers. We provide warranty coverage of various lengths and terms to our customers depending on standard offerings and negotiated contractual agreements. We record an estimate for warranty expense at the time of sale based on historical warranty return rates and repair costs. We believe our primary source of warranty risk relates to our IFE products and also to extended warranty terms across all businesses. At September 30, 2009, we have recorded $217 million of warranty liabilities. Should future warranty experience differ materially from our historical experience, we may be required to record additional warranty liabilities which could have a material adverse effect on our results of operations and cash flows in the period in which these additional liabilities are required.

Pension Benefits

We historically provided retirement benefits to most of our employees in the form of defined benefit pension plans. Accounting standards require the cost of providing these pension plans be measured on an actuarial basis. These accounting standards will generally reduce, but not eliminate, the volatility of pension expense as actuarial gains and losses resulting from both normal year-to-year changes in valuation assumptions and the differences from actual experience are deferred and amortized. The application of these accounting standards requires management to make numerous assumptions and judgments that can significantly affect these measurements. Critical assumptions made by management in performing these actuarial valuations include the selection of discount rates and expectations on the future rate of return on pension plan assets.

Discount rates are used to determine the present value of our pension obligations and also affect the amount of pension expense recorded in any given period. We estimate this discount rate based on the rates of return of high quality, fixed-income investments with maturity dates that reflect the expected time horizon that benefits will be paid (see Note 11 of the Notes to Consolidated Financial Statements in Item 8 below). Changes in the discount rate could have a material effect on our reported pension obligations and related pension expense.

The expected rate of return is our estimate of the long-term earnings rate on our pension plan assets and is based upon both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. Differences between the actual and expected rate of return on plan assets can impact our expense for pension benefits.

Holding all other factors constant, the estimated impact on 2009 pension expense caused by hypothetical changes to key assumptions is as follows:

(In Millions) Assumption	Change in Assumption
	25 Basis Point Increase	25 Basis Point Decrease
Pension obligation discount rate	$4 pension expense decrease	$4 pension expense increase
Expected long-term rate of return on plan assets	$6 pension expense decrease	$6 pension expense increase

Inventory Valuation Reserves

Inventory valuation reserves are recorded in order to report inventories at the lower of cost or market value on our Consolidated Statement of Financial Position. The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for excess, obsolete and slow-moving inventory are estimated by comparing the inventory levels of individual parts to both future sales forecasts or production requirements and historical usage rates in order to identify inventory that is unlikely to be sold above cost. Other factors that management considers in determining these reserves include overall market conditions and other inventory management initiatives. Management can generally react to reduce the likelihood of severe excess and slow-moving inventory issues by changing purchasing behavior, although abrupt changes in market conditions can limit our ability to react quickly.

Management believes its primary source of risk for excess and obsolete inventory is derived from the following:

•	Our IFE inventory, which tends to experience quicker technological obsolescence than our other products. IFE inventory at September 30, 2009 was $60 million.
•	Life-time buy inventory, which consists of inventory that is typically no longer being produced by our vendors but for which we purchase multiple years of supply in order to meet production and service requirements over the life span of a product. Total life-time buy inventory on hand at September 30, 2009 was $96 million.

At September 30, 2009, we had $101 million of inventory valuation reserves recorded on $1,121 million of total inventory on hand. Although management believes these reserves are adequate, any abrupt changes in market conditions may require us to record additional inventory valuation reserves which could have a material adverse effect on our results of operations in the period in which these additional reserves are required.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In addition to using cash provided by normal operating activities, we utilize a combination of short-term and long-term debt to finance operations. Our operating results and cash flows are exposed to changes in interest rates that could adversely affect the amount of interest expense incurred and paid on debt obligations in any given period. In addition, changes in interest rates can affect the fair value of our debt obligations. Such changes in fair value are only relevant to the extent these debt obligations are settled prior to maturity. We manage our exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, and when considered necessary, we may employ financial instruments in the form of interest rate swaps to help meet this objective.

At September 30, 2009, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $208 million and a fair value of $212 million. In 2004 we converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 7.5 basis points by executing “receive fixed, pay variable” interest rate swap contracts. At September 30, 2009, we also had $300 million of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $298 million and a fair value of $321 million. A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term debt, exclusive of the effects of the interest rate swap contracts, by $10 million and $10 million, respectively. The fair value of the $100 million notional value of interest rate swap contracts was an $8 million asset at September 30, 2009. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $0 million and $3 million, respectively. At September 30, 2009, we also had $26 million of variable rate long-term debt outstanding related to a non-U.S. subsidiary. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 17 and 18 of the Notes to Consolidated Financial Statements in Item 8 below.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $353 million and $218 million at September 30, 2009 and 2008, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a net liability of $3 million and a net asset of $2 million at September 30, 2009 and 2008, respectively. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts by $6 million.

For more information related to outstanding foreign currency forward exchange contracts, see Notes 17 and 18 of the Notes to Consolidated Financial Statements in Item 8 below.

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

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

Our Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of independent, non-management Board members. The Audit Committee meets regularly with the independent registered public accounting firm and with the Company’s internal auditors, both privately and with management present, to review accounting, auditing, internal control and financial reporting matters.

/s/ Clayton M. Jones Clayton M. Jones Chairman, President & Chief Executive Officer	/s/ Patrick E. Allen Patrick E. Allen Senior Vice President & Chief Financial Officer

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Rockwell Collins’ internal control over financial reporting is a process designed, under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Rockwell Collins; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of Rockwell Collins’ management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Rockwell Collins’ internal control over financial reporting as of October 2, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management determined that Rockwell Collins maintained effective internal control over financial reporting as of October 2, 2009.

Rockwell Collins’ internal control over financial reporting as of October 2, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Clayton M. Jones Clayton M. Jones Chairman, President & Chief Executive Officer	/s/ Patrick E. Allen Patrick E. Allen Senior Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the internal control over financial reporting of Rockwell Collins, Inc. and subsidiaries (the “Company”) as of October 2, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 2, 2009 of the Company and our report dated November 23, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
November 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the accompanying consolidated statements of financial position of Rockwell Collins, Inc. and subsidiaries (the “Company”) as of October 2, 2009 and October 3, 2008, and the related consolidated statements of operations, cash flows, and shareowners’ equity and comprehensive income for each of the three years in the period ended October 2, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 2, 2009 and October 3, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 2, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, as of the beginning of fiscal 2007 the Company changed its measurement date for its defined benefit plans and as of September 28, 2007 the Company changed its method of accounting for the funded status of its defined benefit plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 2, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
November 23, 2009

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(In Millions, Except Per Share Amounts)

	September 30
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$235	$175
Receivables, net	913	950
Inventories, net	943	970
Current deferred income taxes	154	139
Other current assets	117	104
Total current assets	2,362	2,338
Property	719	680
Goodwill	695	609
Intangible Assets	269	198
Long-term Deferred Income Taxes	371	144
Other Assets	229	175
TOTAL ASSETS	$4,645	$4,144
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$287
Accounts payable	366	419
Compensation and benefits	199	295
Advance payments from customers	349	308
Product warranty costs	217	226
Other current liabilities	228	205
Total current liabilities	1,359	1,740
Long-term Debt, net	532	228
Retirement Benefits	1,254	600
Other Liabilities	208	168
Shareowners’ Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,395	1,378
Retained earnings	2,444	2,058
Accumulated other comprehensive loss	(1,080)	(578)
Common stock in treasury, at cost (shares held: 2009, 26.7; 2008, 25.2)	(1,469)	(1,452)
Total shareowners’ equity	1,292	1,408
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,645	$4,144

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(In Millions, Except Per Share Amounts)

	Year Ended September 30
	2009	2008	2007
Sales:
Product sales	$4,049	$4,337	$4,007
Service sales	421	432	408
Total sales	4,470	4,769	4,415
Costs, expenses and other:
Product cost of sales	2,863	3,041	2,819
Service cost of sales	287	293	273
Selling, general and administrative expenses	458	485	482
Interest expense	18	21	13
Other income, net	(23)	(24)	(15)
Total costs, expenses and other	3,603	3,816	3,572
Income before income taxes	867	953	843
Income tax provision	273	275	258
Net income	$594	$678	$585
Earnings per share:
Basic	$3.76	$4.22	$3.50
Diluted	$3.73	$4.16	$3.45
Weighted average common shares:
Basic	157.8	160.8	167.1
Diluted	159.4	162.9	169.7
Cash dividends per share	$0.96	$0.80	$0.64

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions)

	Year Ended September 30
	2009	2008	2007
Operating Activities:
Net income	$594	$678	$585
Adjustments to arrive at cash provided by operating activities:
Restructuring and asset impairment charge (adjustment)	21	—	(5)
Depreciation	114	106	96
Amortization of intangible assets	30	23	22
Stock-based compensation	18	19	17
Compensation and benefits paid in common stock	63	65	58
Tax benefit from stock-based compensation	2	8	34
Excess tax benefit from stock-based compensation	(2)	(8)	(33)
Deferred income taxes	88	73	43
Pension plan contributions	(139)	(14)	(90)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	39	(68)	(126)
Inventories	12	(176)	(128)
Accounts payable	(63)	26	55
Compensation and benefits	(122)	(10)	41
Advance payments from customers	15	4	61
Income taxes	—	(67)	(23)
Other assets and liabilities	(37)	(39)	—
Cash Provided by Operating Activities	633	620	607
Investing Activities:
Property additions	(153)	(171)	(125)
Acquisition of businesses, net of cash acquired	(146)	(105)	(32)
Acquisition of intangible assets	(2)	(8)	(8)
Proceeds from settlement of discontinued license agreement	—	—	14
Proceeds from the disposition of property	—	1	—
Other investing activities	(1)	(1)	(2)
Cash Used for Investing Activities	(302)	(284)	(153)
Financing Activities:
Purchases of treasury stock	(153)	(576)	(333)
Cash dividends	(152)	(129)	(107)
(Decrease) increase in short-term borrowings	(287)	287	—
Increase (decrease) in long-term borrowings	296	—	(27)
Proceeds from the exercise of stock options	19	17	61
Excess tax benefit from stock-based compensation	2	8	33
Cash Used for Financing Activities	(275)	(393)	(373)
Effect of exchange rate changes on cash and cash equivalents	4	1	6
Net Change in Cash and Cash Equivalents	60	(56)	87
Cash and Cash Equivalents at Beginning of Year	175	231	144
Cash and Cash Equivalents at End of Year	$235	$175	$231

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
AND COMPREHENSIVE INCOME
(In Millions)

	Year Ended September 30
	2009	2008	2007
Common Stock
Beginning and ending balance	$2	$2	$2
Additional Paid-In Capital
Beginning balance	1,378	1,353	1,305
Tax benefit from stock-based compensation	2	8	33
Stock-based compensation	18	19	17
Other	(3)	(2)	(2)
Ending balance	1,395	1,378	1,353
Retained Earnings
Beginning balance	2,058	1,533	1,105
Net income	594	678	585
Cash dividends	(152)	(129)	(107)
Shares issued under stock option and benefit plans	(56)	(19)	(45)
Defined benefit plans remeasurement adjustment	—	—	(5)
Change in accounting for tax contingencies	—	(5)	—
Ending balance	2,444	2,058	1,533
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(578)	(336)	(393)
Minimum pension liability adjustment	—	—	369
Defined benefit retirement plan recognition adjustment	—	—	(329)
Pension and other retirement benefit adjustment	(516)	(229)	—
Currency translation gain (loss)	14	(15)	19
Foreign currency cash flow hedge adjustment	—	2	(2)
Ending balance	(1,080)	(578)	(336)
Common Stock in Treasury
Beginning balance	(1,452)	(979)	(813)
Share repurchases	(156)	(576)	(333)
Shares issued from treasury	139	103	167
Ending balance	(1,469)	(1,452)	(979)
Total Shareowners’ Equity	$1,292	$1,408	$1,573
Comprehensive Income
Net income	$594	$678	$585
Other comprehensive (loss) income, net of taxes (2009, $303; 2008, $132; 2007, $(216))	(502)	(242)	386
Comprehensive income	$92	$436	$971

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Basis of Presentation

Rockwell Collins, Inc. (the Company or Rockwell Collins) designs, produces and supports communications and aviation electronics for commercial and military customers worldwide.

The Company operates on a 52/53 week fiscal year ending on the Friday closest to September 30. The Company’s fiscal year 2009 was a 52 week year ending on October 2, 2009, while fiscal years 2008 and 2007 were 53 and 52 week years, respectively. For ease of presentation, September 30 is utilized consistently throughout these financial statements and notes to represent the fiscal year end date. All date references contained herein relate to the Company’s fiscal year unless otherwise stated. Management has evaluated subsequent events through November 23, 2009, the date the Company’s fiscal year 2009 Form 10-K was filed with the Securities and Exchange Commission.

2. Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. The Company’s investments in entities it does not control but over which it has the ability to exercise significant influence are accounted for under the equity method and are included in Other Assets. All intercompany transactions are eliminated.

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

Sales related to long-term contracts requiring development and delivery of products over several years are accounted for under the percentage-of-completion method of accounting in accordance with the Construction-Type and Production-Type Contracts subtopic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification. Sales and earnings under these contracts are recorded either as products are shipped under the units-of-delivery method (for production effort), or based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort). Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Sales and costs related to profitable purchase options are included in estimates only when the options are exercised whereas sales and costs related to unprofitable purchase options are included in estimates when exercise is determined to be probable. Sales related to change orders are included in estimates only if they can be reliably estimated and collectability is reasonably assured. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.

Sales related to long-term separately priced product maintenance or warranty contracts are accounted for based on the terms of the underlying agreements. Certain contracts are fixed-price contracts with sales recognized ratably over the contractual life, while other contracts have a fixed hourly rate with sales recognized based on actual labor or flight hours incurred. The cost of providing these services is expensed as incurred.

The Company recognizes sales for most other products or services when all of the following criteria are met: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies  – (continued)

Research and Development

The Company performs R&D activities relating to the development of new products and the improvement of existing products. Company-funded R&D programs are expensed as incurred and included in cost of sales. Customer-funded R&D expenditures are accounted for as contract costs within cost of sales, and the reimbursement is accounted for as a sale.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits and certificates of deposit with original maturity dates of three months or less.

Allowance for Doubtful Accounts

Allowances are established in order to report receivables at net realizable value on the Company’s Consolidated Statement of Financial Position. The determination of these allowances requires management of the Company to make estimates and judgments as to the collectability of customer account balances. These allowances are estimated for customers who are considered credit risks by reviewing the Company’s collection experience with those customers as well as evaluating the customers’ financial condition. The Company also considers both current and projected economic and market conditions. Special attention is given to accounts with invoices that are past due. Past due is defined as any invoice for which payment has not been received by the due date specified on the billing invoice. The uncollectible portion of receivables is charged against the allowance for doubtful accounts when collection efforts have ceased. Recoveries of receivables previously charged-off are recorded when received.

Inventories

Inventories are stated at the lower of cost or market using costs which approximate the first-in, first-out method, less related progress payments received. Inventoried costs include direct costs of manufacturing, certain engineering costs and allocable overhead costs. The Company regularly compares inventory quantities on hand on a part level basis to estimated forecasts of product demand and production requirements as well as historical usage. Based on these comparisons, management establishes an excess and obsolete inventory reserve on an aggregate basis. Inventory valuation reserves were $101 million and $105 million at September 30, 2009 and 2008, respectively.

The Company defers certain pre-production engineering costs during the development phase of an aircraft program in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts in the event the minimum order quantity is not taken by the customer. These costs are deferred to the extent of the contractual guarantees and are amortized over their estimated useful lives, up to 15 years, as a component of cost of sales. The estimated useful life is limited to the amount of time the Company is virtually assured to earn revenues through a contractually enforceable right included in long-term supply arrangements with the Company’s customers. Pre-production engineering costs in excess of the contractual guarantee and costs incurred pursuant to supply arrangements that do not contain customer guarantees for reimbursement are expensed as incurred.

Progress Payments

Progress payments relate to both receivables and inventories and represent cash collected from government-related contracts whereby the governments have a legal right of offset related to the receivable or legal title to the work-in-process inventory.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies  – (continued)

Property

Property is stated at acquisition cost. Depreciation of property is generally provided using accelerated and straight-line methods over the following estimated useful lives: buildings and improvements, 15 – 40 years; machinery and equipment, 6 – 11 years; information systems software and hardware, 5 – 10 years; and furniture and fixtures 6 – 12 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis.

Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense in the period incurred. The fair value of liabilities associated with the retirement of property is recorded when there is a legal or contractual requirement to incur such costs and the costs are reasonably estimable. Upon the initial recognition of a contractual or legal liability for an asset retirement obligation, the Company capitalizes the asset retirement cost by increasing the carrying amount of the property by the same amount as the liability. This asset retirement cost is then depreciated over the estimated useful life of the underlying property. The Company did not have any significant asset retirement obligations at September 30, 2009 and 2008.

Goodwill and Intangible Assets

Goodwill and intangible assets generally result from business acquisitions. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed, including R&D projects which have not yet reached technological feasibility and have no alternative future use (purchased R&D). Assets acquired and liabilities assumed are recorded at their fair values; the fair value of purchased R&D is immediately charged to expense; and the excess of the purchase price over the amounts assigned is recorded as goodwill. Assets acquired and liabilities assumed are allocated to the Company’s reporting units based on the Company’s integration plans and internal reporting structure. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized, but reviewed at least annually for impairment.

Customer Incentives

Rockwell Collins provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer Relationship Intangible Asset and amortized over the period the Company has received a contractually enforceable right related to the incentives. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales whereas incentives consisting of free products are amortized as cost of sales. The net book value of incentives included in Customer Relationship Intangible Assets were $109 million and $56 million at September 30, 2009 and 2008, respectively.

Incentives earned by customers based on purchases of Company products or services are recognized as a liability when the related sale is recorded. Incentives consisting of cash payments or customer account credits are recognized as a reduction of sales while incentives consisting of free products and account credits where the customer’s use is restricted to future purchases are recognized as cost of sales. The liability for these types of incentives is included in Other Current Liabilities.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Assets held for disposal are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies  – (continued)

asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. See Note 23 for discussion of asset impairments recorded in 2009.

Goodwill and indefinite-lived intangible assets are tested annually for impairment with more frequent tests performed if indications of impairment exist. The Company’s annual impairment testing date is in the second quarter of each fiscal year. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. Goodwill is potentially impaired if the carrying value of a reporting unit exceeds its estimated fair value. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. The Company’s annual impairment testing performed in the second quarter of 2009, 2008, and 2007 yielded no impairments of goodwill or indefinite-lived intangible assets.

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

Income Taxes

Current tax liabilities and assets are based upon an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which the Company is subject to tax. As part of the determination of its tax liability, management exercises considerable judgment in evaluating tax positions taken by the Company in determining the income tax provision and establishes reserves for tax contingencies in accordance with the Income Taxes topic of the FASB Accounting Standards Codification. Deferred tax assets and liabilities are recorded for the estimated future tax effects attributable to temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and their respective carrying amounts for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Derivative Financial Instruments

The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts for the purpose of minimizing exposure to changes in foreign currency exchange rates on business transactions and interest rates, respectively. The Company’s policy is to execute such instruments with banks the Company believes to be creditworthy and not to enter into derivative financial instruments for speculative purposes or to manage exposure for net investments in non-U.S. subsidiaries. These derivative financial instruments do not subject the Company to undue risk as gains and losses on these instruments generally offset gains and losses on the underlying assets, liabilities, or anticipated transactions that are being hedged.

All derivative financial instruments are recorded at fair value in the Consolidated Statement of Financial Position. For a derivative that has not been designated as an accounting hedge, the change in fair value is recognized immediately through earnings. For a derivative that has been designated as an accounting hedge of

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies  – (continued)

an existing asset or liability (a fair value hedge), the change in the fair value of both the derivative and underlying asset or liability is recognized immediately through earnings. For a derivative designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the Consolidated Statement of Financial Position in Accumulated Other Comprehensive Loss to the extent the derivative is effective in mitigating the exposure related to the anticipated transaction. The change in the fair value related to the ineffective portion of the hedge, if any, is immediately recognized in earnings. The amount recorded within Accumulated Other Comprehensive Loss is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The Company does not exclude any amounts from the measure of effectiveness for both fair value and cash flow hedges.

Use of Estimates

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, long-term contracts, allowances for doubtful accounts, inventory obsolescence, product warranty cost liabilities, customer incentives, retirement benefits, income taxes, environmental matters, pre-production engineering costs, recoverability of long-lived assets and contingencies. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the Consolidated Statement of Operations in the period they are determined.

Concentration of Risks

The Company’s products and services are concentrated within the aerospace and defense industries with customers consisting primarily of military and commercial aircraft manufacturers, commercial airlines, and the U.S. and non-U.S. governments. As a result of this industry focus, the Company’s current and future financial performance is largely dependent upon the overall economic conditions within these industries. In particular, the commercial aerospace market has been historically cyclical and subject to downturns during periods of weak economic conditions, which could be prompted by or exacerbated by political or other domestic or international events. The defense market may be affected by changes in budget appropriations, procurement policies, political developments both domestically and abroad, and other factors. While management believes the Company’s product offerings are well positioned to meet the needs of its customer base, any material deterioration in the economic and environmental factors that impact the aerospace and defense industries could have a material adverse effect on the Company’s results of operations, financial position or cash flows.

In addition to the overall business risks associated with the Company’s concentration within the aerospace and defense industries, the Company is also exposed to a concentration of collection risk on credit extended to commercial airlines and business jet aircraft manufacturers. At September 30, 2009, accounts receivable due from U.S. and international commercial airlines were approximately $18 million and $63 million, respectively. At September 30, 2009, accounts receivable due from business jet aircraft manufacturers were approximately $82 million. The Company performs ongoing credit evaluations on the financial condition of all of its customers and maintains allowances for uncollectible accounts receivable based on expected collectability. Although management believes its allowances are adequate, the Company is not able to predict with certainty the changes in the financial stability of its customers. Any material change in the financial status of any one or group of customers could have a material adverse effect on the Company’s results of operations, financial position or cash flows.

As of September 30, 2009, approximately 11 percent of the Company’s employees were represented by collective bargaining agreements, which are generally set to expire between September 2010 and May 2013. Collective bargaining agreements representing approximately 1 percent of the Company’s employees expire within one year.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies  – (continued)

Recently Issued Accounting Standards

In September 2009, the FASB issued Accounting Standards Codification (ASC) 605-25 (Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables) (ASC 605-25) which modifies the way companies allocate revenue to multiple deliverables in a contract. ASC 605-25 is effective for the Company at the beginning of fiscal year 2011. ASC 605-25 allows companies to allocate consideration in a multiple element arrangement in a manner that better reflects the transaction economics. When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will now be allowed to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, ASC 605-25 eliminates the use of the residual method. The adoption of ASC 605-25 is not expected to materially affect the Company’s financial position, results of operations, or cash flows as the Company generally does not use the residual method and generally allocates revenue to deliverables based on the prices charged when sold separately by the Company.

In June 2009, the FASB issued ASC 105 (Statement of Financial Accounting Standards (SFAS) No. 168, FASB Accounting Standards Codification (Codification) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162) (ASC 105). The purpose of the Codification is to provide a single source of authoritative U.S. GAAP. The Company adopted ASC 105 in the fourth quarter of fiscal year 2009. The adoption of ASC 105 did not affect the Company’s financial statements; however, it did impact how authoritative references are disclosed by referencing the applicable Codification section.

In November 2008, the FASB ratified ASC 350-30-25-5 (EITF Issue No. 08-7, Accounting for Defensive Intangible Assets) (ASC 350-30-25-5). ASC 350-30-25-5 provides guidance for accounting for defensive intangible assets subsequent to their acquisition and also provides guidance on establishing the estimated useful life for such assets. Acquired defensive intangible assets include assets that an entity does not intend to actively use, but does intend to hold or “lock up” such that others are prevented from using the asset. ASC 350-30-25-5 is effective for the Company at the beginning of fiscal year 2010. The adoption of ASC 350-30-25-5 is not expected to materially affect the Company’s financial position, results of operations, or cash flows on the date the standard becomes effective; however, the standard could have a significant effect on defensive intangible assets the Company acquires beginning in fiscal year 2010.

In June 2008, the FASB issued ASC 260-10-45-60 (Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities) (ASC 260-10-45-60). ASC 260-10-45-60 specifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should therefore be included in the computation of earnings per share (EPS) pursuant to the two-class method. ASC 260-10-45-60 is effective for the Company at the beginning of fiscal year 2010. The Company does not expect this standard will have a material impact on the Company’s financial statements or computation of EPS.

In December 2007, the FASB issued ASC 805 (SFAS No. 141R, Business Combinations) (ASC 805). ASC 805 significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under ASC 805, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. ASC 805 also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expects, but is not obligated to incur, will be recognized separately from the business acquisition. This accounting standard is applied prospectively and is effective for the Company at the beginning of fiscal year 2010. The adoption of ASC 805 is not expected to materially affect the Company’s financial position, results of operations, or cash flows on the date the standard becomes effective; however, the standard could have a significant effect on how the Company accounts for business acquisitions beginning in fiscal year 2010.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies  – (continued)

The Company adopted ASC 815-10-50 (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133) (ASC 815-10-50) in the second quarter of fiscal year 2009. The adoption of ASC 815-10-50 did not have a material effect on the Company’s financial statements other than providing certain enhanced disclosures. See Note 18 for additional discussion on derivative instruments and hedging activities.

In February 2007, the FASB issued ASC 825-10 (SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities) (ASC 825-10). ASC 825-10 permits entities to choose to measure certain eligible financial assets and financial liabilities at fair value (the fair value option). The Company adopted ASC 825-10 in the first quarter of fiscal year 2009 and has elected not to measure any additional financial instruments or other items at fair value. The adoption of ASC 825-10 did not impact the Company’s financial statements.

The Company adopted ASC 820 (SFAS No. 157, Fair Value Measurements) (ASC 820) in the first quarter of fiscal year 2009. In accordance with ASC 820-10-65-1 (FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157), the Company elected to defer until the first quarter of fiscal year 2010 the adoption of ASC 820 for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of ASC 820 include those measured at fair value in goodwill and indefinite-lived intangible assets impairment testing, and those non-recurring nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. The adoption of ASC 820 for those assets and liabilities within the scope of ASC 820-10-65-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. See Note 17 for additional discussion on fair value measurements.

3. Acquisitions

During the years ended September 30, 2009, 2008 and 2007, the Company completed four acquisitions that are summarized as follows:

				Intangible Assets
(Dollars in Millions)	Fiscal Year Acquired	Cash Purchase Price	Goodwill	Finite Lived	Weighted Average Life in Years
DataPath, Inc	2009	$125	$53	$36	6
SEOS Group Limited	2009	28	28	9	9
Athena Technologies, Inc	2008	107	66	46	10
Information Technology & Applications Corporation	2007	37	26	12	7

DataPath, Inc.

On May 29, 2009, the Company acquired all the shares of DataPath, Inc. (DataPath). DataPath, with operations in the U.S. and Sweden, is a global leader in creating satellite-based communication solutions, primarily for military applications. The purchase price, net of cash acquired, was approximately $125 million, of which $118 million was paid in cash during 2009 and $7 million is to be paid over the next two years. The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets and their useful lives. Based on the Company’s preliminary allocation of the purchase price, $53 million has been allocated to goodwill and $36 million to finite-lived intangible assets with a weighted average life of approximately 6 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will augment the Company’s networked communication offerings. The Company currently estimates that none of the goodwill resulting from the acquisition is tax deductible. The goodwill is included within the Government Systems segment.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions  – (continued)

SEOS Group Limited

On November 24, 2008, the Company acquired all the shares of SEOS Group Limited (SEOS). SEOS, with operations in the United Kingdom and the U.S., is a leading global supplier of highly realistic visual display solutions for commercial and military flight simulators. SEOS is included within the results of both the Government Systems and Commercial Systems segments. The cash purchase price, net of cash acquired, was $28 million. Additional consideration of up to $8 million may be paid post-closing, contingent upon the achievement of certain milestones. Any such additional consideration will be accounted for as goodwill. The Company is in the process of finalizing the pre-acquisition income tax calculation and other adjustments related to the purchase price allocation. Based on the Company’s preliminary allocation of the purchase price, $28 million has been allocated to goodwill and $9 million to finite-lived intangible assets with a weighted average life of approximately 9 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will further enhance the Company’s simulation and training capabilities and provide more innovative and integrated solutions for the Company’s customers. The Company currently estimates that none of the goodwill resulting from the acquisition is tax deductible. The goodwill is allocated to the Government Systems and Commercial Systems segments in the amounts of $20 million and $8 million, respectively.

Athena Technologies, Inc.

On April 4, 2008, the Company acquired all the shares of Athena Technologies, Inc. (Athena). Athena, located in Warrenton, Virginia, is a provider of navigation and control solutions, primarily to the Unmanned Aerial Vehicle market segment. The total cash purchase price, net of cash acquired, was $107 million. In the first quarter of 2009, the purchase price allocation was finalized with $66 million allocated to goodwill and $46 million to finite-lived intangible assets with a weighted average life of approximately 10 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will enhance the Company’s navigation and control solution capabilities. None of the goodwill resulting from the acquisition is tax deductible. The goodwill is included within the Government Systems segment.

Information Technology & Applications Corporation

On August 10, 2007, the Company acquired all of the shares of Information Technology & Applications Corporation (ITAC). ITAC, located in Reston, Virginia, is a provider of intelligence, surveillance, reconnaissance and communications solutions to support the global war on terror and homeland security. The total cash purchase price, net of cash acquired, was $37 million. In the fourth quarter of 2008, the purchase price allocation was finalized with $26 million allocated to goodwill and $12 million to finite-lived intangible assets with a weighted average life of approximately 7 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will enhance the Company’s communications intelligence capabilities. None of the goodwill resulting from the acquisition is tax deductible. The goodwill is included within the Government Systems segment.

The results of operations for each of these acquired businesses are included in the Consolidated Statement of Operations since their respective dates of acquisition.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Receivables, Net

Receivables, net are summarized as follows:

	September 30
(In Millions)	2009	2008
Billed	$734	$726
Unbilled	217	254
Less progress payments	(27)	(21)
Total	924	959
Less allowance for doubtful accounts	(11)	(9)
Receivables, net	$913	$950

Receivables not expected to be collected during the next twelve months are classified as long-term and are included within Other Assets.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

5. Inventories, Net

Inventories, net are summarized as follows:

	September 30
(In Millions)	2009	2008
Finished goods	$177	$244
Work in process	262	270
Raw materials, parts, and supplies	341	362
Less progress payments	(77)	(72)
Total	703	804
Pre-production engineering costs	240	166
Inventories, net	$943	$970

Beginning in 2009, pre-production engineering costs have been presented separately within inventories. In prior years, such amounts had been presented within work in process inventories. Prior year amounts have been reclassified to conform to the current year presentation.

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to life-time buy inventory and pre-production engineering costs not expected to be realized within one year of $301 million and $227 million at September 30, 2009 and 2008, respectively. Life-time buy inventory is inventory that is typically no longer produced by the Company’s vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property

Property is summarized as follows:

	September 30
(In Millions)	2009	2008
Land	$30	$30
Buildings and improvements	349	342
Machinery and equipment	891	807
Information systems software and hardware	259	243
Furniture and fixtures	62	60
Construction in progress	88	99
Total	1,679	1,581
Less accumulated depreciation	(960)	(901)
Property	$719	$680

Property additions acquired by incurring accounts payable, which are reflected as a non-cash transaction in the Company’s Consolidated Statement of Cash Flows, were $12 million, $26 million, and $29 million at September 30, 2009, 2008, and 2007, respectively.

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(In Millions)	Government Systems	Commercial Systems	Total
Balance at September 30, 2007	$353	$191	$544
Athena acquisition	67	—	67
Foreign currency translation adjustment	(3)	—	(3)
Other adjustments to goodwill	1	—	1
Balance at September 30, 2008	418	191	609
SEOS acquisition	20	8	28
DataPath acquisition	53	—	53
Foreign currency translation adjustments	6	—	6
Athena goodwill adjustment	(1)	—	(1)
Balance at September 30, 2009	$496	$199	$695

Intangible assets are summarized as follows:

	September 30, 2009			September 30, 2008
(In Millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$214	$(104)	$110	$181	$(87)	$94
Customer relationships	174	(36)	138	105	(25)	80
License agreements	17	(4)	13	20	(4)	16
Trademarks and tradenames	15	(9)	6	14	(8)	6
Intangible assets with indefinite lives:
Trademarks and tradenames	2	—	2	2	—	2
Intangible assets	$422	$(153)	$269	$322	$(124)	$198

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Goodwill and Intangible Assets  – (continued)

Amortization expense for intangible assets for 2009, 2008 and 2007 was $30 million, $23 million and $22 million, respectively. Annual amortization expense for intangible assets for 2010, 2011, 2012, 2013 and 2014 is expected to be $36 million, $35 million, $36 million, $32 million, and $32 million, respectively.

8. Other Assets

Other assets are summarized as follows:

	September 30
(In Millions)	2009	2008
Long-term receivables	$97	$71
Investments in equity affiliates	10	9
Exchange and rental assets, net of accumulated depreciation of $103 at September 30, 2009 and $98 at September 30, 2008	50	41
Other	72	54
Other assets	$229	$175

Investments in Equity Affiliates

Investments in equity affiliates primarily consist of four joint ventures:

•	Vision Systems International, LLC (VSI): VSI is a joint venture with Elbit Systems, Ltd. for the joint pursuit of helmet mounted cueing systems for the worldwide military fixed wing aircraft market
•	Data Link Solutions LLC (DLS): DLS is a joint venture with BAE Systems, plc for the joint pursuit of the worldwide military data link market
•	Integrated Guidance Systems LLC (IGS): IGS is a joint venture with Honeywell International Inc. for the joint pursuit of integrated precision guidance solutions for worldwide guided weapons systems
•	Quest Flight Training Limited (Quest): Quest is a joint venture with Quadrant Group plc (Quadrant) that provides aircrew training services primarily for the United Kingdom Ministry of Defence

Each joint venture is 50 percent owned by the Company and accounted for under the equity method. Under the equity method of accounting for investments, the Company’s proportionate share of the earnings or losses of its equity affiliates are included in Net Income and classified as Other Income, Net in the Consolidated Statement of Operations. For segment performance reporting purposes, Rockwell Collins’ share of earnings or losses of VSI, DLS, IGS, and Quest are included in the operating results of the Government Systems segment.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $96 million, $120 million, and $128 million for the years ended September 30, 2009, 2008, and 2007, respectively. The deferred portion of profit generated from sales to equity affiliates was $3 million and $4 million at September 30, 2009 and 2008, respectively.

Exchange and Rental Assets

Exchange and rental assets consist primarily of Company products that are either loaned or rented to customers on a short-term basis in connection with warranty and other service related activities or under operating leases. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Other Current Liabilities

Other current liabilities are summarized as follows:

	September 30
(In Millions)	2009	2008
Customer incentives	$122	$119
Contract reserves	11	13
Income taxes payable	4	2
Other	91	71
Other current liabilities	$228	$205

10. Debt

Short-term Debt

Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and will have a maturity of not more than 364 days from the time of issuance. At September 30, 2009, there were no outstanding short-term commercial paper borrowings. At September 30, 2008, short-term commercial paper borrowings outstanding were $266 million with a weighted average interest rate and maturity period of 1.99 percent and 12 days, respectively.

Revolving Credit Facilities

The Company has an $850 million unsecured revolving credit facility with various banks that matures in March 2012. The credit facility has options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of lenders. This credit facility exists primarily to support the Company’s commercial paper program, but may be used for other corporate purposes in the event access to the commercial paper market is impaired or eliminated. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. The ratio was 18 percent as of September 30, 2009. In addition, the credit facility contains other non-financial covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At September 30, 2009 and 2008, there were no outstanding borrowings under this revolving credit facility.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $62 million as of September 30, 2009, of which $22 million was utilized to support commitments in the form of commercial letters of credit. As of September 30, 2009, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities. At September 30, 2008 there were $21 million of short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At September 30, 2009 and 2008, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Debt  – (continued)

On May 6, 2009, the Company issued $300 million of 5.25 percent fixed rate unsecured debt due July 15, 2019 (the 2019 Notes). The net proceeds to the Company from the sale of the 2019 Notes, after deducting a $2 million discount and $2 million of debt issuance costs, were $296 million. The 2019 Notes are included in the Consolidated Statement of Financial Position net of the unamortized discount within the caption Long-term Debt, net. The debt issuance costs are capitalized within Other Assets on the Consolidated Statement of Financial Position. The discount and debt issuance costs are amortized over the life of the 2019 Notes and recorded in Interest Expense.

On November 20, 2003, the Company issued $200 million of 4.75 percent fixed rate unsecured debt due December 1, 2013 (the 2013 Notes). At the time of the debt issuance, the Company entered into interest rate swap contracts which effectively converted $100 million aggregate principal amount of the 2013 Notes to floating rate debt based on six-month LIBOR less 7.5 basis points. See Notes 17 and 18 for additional information relating to the interest rate swap contracts.

The 2019 Notes and 2013 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets.

In June 2006, the Company entered into a five-year unsecured variable rate loan agreement for a non-U.S. subsidiary for $30 million. The interest rate is variable at the Euro Interbank Offered Rate plus 35 basis points and interest is payable quarterly. The outstanding balance of this loan was $26 million and $24 million at September 30, 2009 and 2008, respectively. The interest rate was 1.11 percent and 5.31 percent at September 30, 2009 and 2008, respectively. The variable rate loan contains customary loan covenants, none of which are financial covenants. Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreement would require the repayment of any outstanding borrowings under the agreement.

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

	September 30
(In Millions)	2009	2008
Principal amount of 2019 Notes, net of discount	$298	$—
Principal amount of 2013 Notes	200	200
Principal amount of variable rate loan due June 2011	26	24
Fair value swap adjustment (Note 17)	8	4
Long-term debt, net	$532	$228

The Company was in compliance with all debt covenants at September 30, 2009 and 2008.

Interest paid on debt for the years ended September 30, 2009, 2008, and 2007 was $13 million, $20 million, and $13 million, respectively.

11. Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

Pension Benefits

The Company historically provided pension benefits to most of the Company’s U.S. employees in the form of non-contributory, defined benefit plans that are considered qualified plans under applicable laws. The benefits provided under these plans for salaried employees are generally based on years of service and average

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Retirement Benefits  – (continued)

compensation. The benefits provided under these plans for hourly employees are generally based on specified benefit amounts and years of service. In addition, the Company sponsors an unfunded non-qualified defined benefit plan for certain employees.

In June 2003 the Company amended its U.S. qualified and non-qualified defined benefit pension plans to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. These changes impacted all of the Company’s domestic pension plans for all salaried and hourly employees who were not covered by collective bargaining agreements. Concurrently, the Company supplemented its existing defined contribution savings plan effective October 1, 2006 to include an additional Company contribution.

The Company also maintains four defined benefit pension plans in countries outside of the U.S., two of which are unfunded.

Other Retirement Benefits

Other retirement benefits consist of retiree health care and life insurance benefits that are provided to substantially all of the Company’s U.S. employees hired before October 1, 2006 and their beneficiaries. Employees generally become eligible to receive these benefits if they retire after age 55 with at least 10 years of service. Most plans are contributory with retiree contributions generally based upon years of service and adjusted annually by the Company. Retiree medical plans pay a stated percentage of expenses reduced by deductibles and other coverage, principally Medicare. The amount the Company will contribute toward retiree medical coverage for most employees is fixed. Additional premium contributions will be required from participants for all costs in excess of the Company’s fixed contribution amount. Retiree life insurance plans provide coverage at a flat dollar amount or as a multiple of salary. With the exception of certain bargaining unit plans, Other Retirement Benefits are funded as expenses are incurred.

Components of Expense (Income)

The components of expense (income) for Pension Benefits and Other Retirement Benefits are summarized below:

	Pension Benefits			Other Retirement Benefits
(In Millions)	2009	2008	2007	2009	2008	2007
Service cost	$5	$8	$8	$2	$4	$4
Interest cost	169	163	151	14	14	15
Expected return on plan assets	(203)	(201)	(189)	—	(1)	(1)
Amortization:
Prior service cost	(19)	(19)	(19)	(22)	(33)	(39)
Net actuarial loss	30	46	58	10	14	16
Net benefit expense (income)	$(18)	$(3)	$9	$4	$(2)	$(5)

Funded Status and Net Liability

The Company recognizes the unfunded status of defined benefit retirement plans on the Consolidated Statement of Financial Position as a Retirement Benefit Liability. The current portion of the liability is the amount by which the actuarial present value of benefits included in the benefit obligation payable in the next twelve months exceeds the fair value of the plan assets and is reflected in Compensation and Benefits in the Consolidated Statement of Financial Position.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Retirement Benefits  – (continued)

The following table reconciles the projected benefit obligations (PBO), plan assets, funded status, and net liability for the Company’s Pension Benefits and the Other Retirement Benefits.

	Pension Benefits		Other Retirement Benefits
(In Millions)	2009	2008	2009	2008
PBO at beginning of period	$2,322	$2,554	$200	$238
Service cost	5	8	2	4
Interest cost	169	163	14	14
Discount rate change	612	(284)	41	(17)
Actuarial losses (gains)	11	40	—	(28)
Plan amendments	—	3	—	9
Plan participant contributions	—	—	11	12
Benefits paid	(149)	(150)	(31)	(36)
Other	(2)	(12)	3	4
PBO at end of period	2,968	2,322	240	200
Plan assets at beginning of period	1,898	2,490	12	15
Actual return on plan assets	45	(448)	—	(2)
Company contributions	139	14	15	19
Plan participant contributions	—	—	11	12
Benefits paid	(149)	(150)	(31)	(36)
Other	(5)	(8)	3	4
Plan assets at end of period	1,928	1,898	10	12
Funded status of plans	$(1,040)	$(424)	$(230)	$(188)
Funded status consists of:
Retirement benefits liability	$(1,030)	$(415)	$(219)	$(180)
Compensation and benefits liability	(10)	(9)	(11)	(8)
Net liability	$(1,040)	$(424)	$(230)	$(188)

The Company’s non-U.S. defined benefit pension plans represented 4 percent and 5 percent of the total PBO at September 30, 2009 and 2008, respectively. The accumulated benefit obligation for all defined benefit pension plans was $2,961 million and $2,316 million at September 30, 2009 and September 30, 2008, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Retirement Benefits  – (continued)

Other Comprehensive Loss

The following table summarizes the amounts included in Accumulated Other Comprehensive Loss before tax related to retirement benefits as of September 30, 2009 and 2008 and changes recognized in Other Comprehensive Loss before tax for the year ended September 30, 2009:

(In Millions)	Pension Benefits	Other Retirement Benefits	Total
Balance at September 30, 2007	$501	$70	$571
Current year prior service cost	3	9	12
Current year net actuarial (gain) loss	404	(43)	361
Amortization of prior service cost	19	33	52
Amortization of actuarial loss	(46)	(14)	(60)
Foreign currency translation	(3)	—	(3)
Balance at September 30, 2008	878	55	933
Current year net actuarial loss	780	41	821
Amortization of prior service cost	19	22	41
Amortization of actuarial loss	(30)	(10)	(40)
Foreign currency translation	(3)	—	(3)
Balance at September 30, 2009	$1,644	$108	$1,752

The estimated amounts that will be amortized from Accumulated Other Comprehensive Loss into expense (income) for Pension Benefits and Other Retirement Benefits during the year ending September 30, 2010 are as follows:

(In Millions)	Pension Benefits	Other Retirement Benefits	Total
Prior service cost	$(19)	$(22)	$(41)
Net actuarial loss	90	13	103
Total	$71	$(9)	$62

In September 2006, the FASB issued guidance related to an employer’s accounting for defined benefit plans. This guidance required entities to report the funded status of their defined benefit plans on their statement of financial position and to measure plan assets and obligations as of the end of the employer’s fiscal year. During the first quarter of 2007, the Company adopted the measurement date provisions of the new accounting standard and changed its measurement date from June 30 to September 30 for all of the Company’s defined benefit plans. In addition, the Company adopted the recognition provisions of the new accounting standard at the end of fiscal year 2007. Effective September 30, 2007, the Company recognized the funded status of its retirement benefit plans on the Statement of Financial Position. At September 30, 2007, the previously unrecognized differences between actual amounts and estimates based on actuarial assumptions were recorded as a $329 million increase to Accumulated Other Comprehensive Loss as reflected on the Consolidated Statement of Shareowner’s Equity and Comprehensive Income.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Retirement Benefits  – (continued)

Actuarial Assumptions

The following table presents the significant assumptions used in determining the benefit obligations:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2009	2008	2009	2008	2009	2008
Discount rate	5.47%	7.60%	5.94%	6.23%	5.23%	7.60%
Compensation increase rate	—	—	3.50%	4.10%	—	—

Discount rates used to determine the benefit obligations are determined by using a weighted average of market-observed yields for high quality fixed income securities that correspond to the payment of benefits.

The Company’s U.S. qualified and non-qualified plans were amended to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. The only U.S. plans that continue to accrue benefits are certain plans associated with collective bargaining agreements and these plans are not impacted by increases in compensation as the benefit formula is dependent solely on years of service. As a result, the compensation increase rate assumption for U.S. plans is zero.

Significant assumptions used in determining the net benefit expense (income) are as follows:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2009	2008	2009	2008	2009	2008
Discount rate	7.60%	6.60%	6.23%	5.50%	7.60%	6.50%
Expected long-term return on plan assets	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
Compensation increase rate	—	—	4.10%	4.50%	—	—
Pre-65 health care cost gross trend rate*	—	—	—	—	11.00%	11.00%
Post-65 health care cost gross trend rate*	—	—	—	—	11.00%	11.00%
Ultimate trend rate*	—	—	—	—	5.50%	5.50%
Year that trend reaches ultimate rate*	—	—	—	—	2014	2013

*	Due to the effect of the fixed Company contribution, increasing or decreasing the health care cost trend rate by one percentage point would not have a significant impact on the Company’s cost of providing Other Retirement Benefits.

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

Plan Assets

Total plan assets for Pension Benefits and Other Retirement Benefits as of September 30, 2009 and 2008 were $1,938 million and $1,910 million, respectively. The Company has established investment objectives that seek to preserve and maximize the amount of plan assets available to pay plan benefits. These objectives are achieved through investment guidelines requiring diversification and allocation strategies designed to maximize the long-term returns on plan assets while maintaining a prudent level of investment risk. These

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Retirement Benefits  – (continued)

investment strategies are implemented using actively managed and indexed assets. Target and actual asset allocations as of September 30, 2009 and 2008 are as follows:

	Target Mix	2009	2008
Equities	40% – 70%	65%	64%
Fixed income	25% – 60%	34%	36%
Alternative investments	0% – 15%	—	—
Cash	0% – 5%	1%	—

Alternative investments may include real estate, hedge funds, venture capital, and private equity. There were no plan assets invested in the securities of the Company as of September 30, 2009 and 2008 or at any time during the years then ended. Target and actual asset allocations are periodically rebalanced between asset classes in order to mitigate investment risk and maintain asset classes within target allocations.

For the years ended September 30, 2009 and 2008, the Company made contributions to its pension plans as follows:

(In Millions)	2009	2008
Contributions to U.S. qualified plan	$125	$—
Contributions to U.S. non-qualified plan	8	7
Contributions to non-U.S. plans	6	7
Total	$139	$14

The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant.

In October 2009, subsequent to the Company’s fiscal year ended September 30, 2009, the Company made a $98 million contribution to the U.S. qualified pension plan. The Company does not currently anticipate that it will be required by governmental regulations to make any additional contributions to the U.S. qualified pension plan in 2010. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates, and any changes to U.S. pension funding legislation. The Company may elect to make additional discretionary contributions during 2010 to further improve the funded status of this plan. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $13 million in 2010.

Contributions to the Company’s other postretirement plans are expected to total $22 million in 2010.

Benefit Payments

The following table reflects estimated benefit payments to be made to eligible participants for each of the next five years and the following five years in aggregate:

(In Millions)	Pension Benefits	Other Retirement Benefits
2010	$147	$22
2011	162	22
2012	167	22
2013	173	23
2014	180	18
2015 – 2019	989	90

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Retirement Benefits  – (continued)

Estimated benefit payments for Other Retirement Benefits is shown net of plan participant contributions and reflects the Company’s portion only. Substantially all of the Pension Benefit payments relate to the Company’s U.S. qualified funded plans which are paid from the pension trust.

Defined Contribution Savings Plans and Employee Stock Purchase Plan

The Company sponsors defined contribution savings plans that are available to the majority of its employees. The plans allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions using common stock of the Company up to certain limits. Employees may transfer at any time all or a portion of their balance in Company common stock to any of the other investment options offered within the plans. The Company is authorized to issue 16.5 million shares under the defined contribution savings plans, of which 7.3 million shares are available for future contributions at September 30, 2009. Additionally, the defined contribution savings plan includes a cash contribution based on an employee’s age and service.

The Company’s expense related to the defined contribution savings plans for 2009, 2008, and 2007 are as follows:

	2009		2008		2007
(In Millions)	Shares	Expense	Shares	Expense	Shares	Expense
Contribution in shares:
Defined contribution savings plans	1.4	$51	0.9	$52	0.7	$45
Contribution in cash:
Retirement contribution		36		37		28
Other		1		1		2
Total		$88		$90		$75

The Company also offers an Employee Stock Purchase Plan (ESPP) which allows employees to have their base compensation withheld to purchase the Company’s common stock each month at 95 percent of the fair market value on the last day of the month. The Company is authorized to issue 9.0 million shares under the ESPP, of which 3.9 million shares are available for future grant at September 30, 2009. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit. During 2009, 2008, and 2007, 0.3 million, 0.2 million, and 0.2 million shares, respectively of Company common stock were issued to employees at a value of $12 million, $13 million, and $13 million for the respective periods.

12. Shareowners’ Equity

Common Stock

The Company is authorized to issue one billion shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, without par value, of which 2.5 million shares are designated as Series A Junior Participating Preferred Stock (Junior Preferred Stock) for issuance in connection with the exercise of preferred share purchase rights.

Preferred Share Purchase Rights

Each outstanding share of common stock provides the holder with one Preferred Share Purchase Right (Right). The Rights will become exercisable only if a person or group acquires, or offers to acquire, without prior approval of the Board of Directors, 15 percent or more of the Company’s common stock. However, the Board of Directors is authorized to reduce the 15 percent threshold for triggering the Rights to not less than 10 percent. Upon exercise, each Right entitles the holder to  1/100th of a share of Junior Preferred Stock at a price of $125, subject to adjustment.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Shareowners’ Equity  – (continued)

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

Treasury Stock

The Company repurchased shares of its common stock as follows:

(In Millions)	2009	2008	2007
Amount of share repurchases	$156	$576	$333
Number of shares repurchased	3.9	9.0	4.6

At September 30, 2009, the Company was authorized to repurchase an additional $209 million of outstanding stock under the Company’s share repurchase program. Approximately $3 million of the 2009 treasury share repurchases reflected in the table above are included within accounts payable at September 30, 2009 and are therefore reflected as a non-cash transaction in the Company’s 2009 Consolidated Statement of Cash Flows. The Company paid $19 million in 2007 related to the settlement of an accelerated share repurchase agreement executed in 2006, which is reflected in the table above.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

	September 30
(In Millions)	2009	2008	2007
Unamortized pension and other retirement benefits, net of taxes of $647 for 2009; $344 for 2008 and $211 for 2007	$(1,105)	$(589)	$(360)
Foreign currency translation adjustment	26	12	27
Foreign currency cash flow hedge adjustment	(1)	(1)	(3)
Accumulated other comprehensive loss	$(1,080)	$(578)	$(336)

13. Stock-Based Compensation

Stock-Based Compensation Program Description

Under the Company’s 2001 Long-Term Incentives Plan and Directors Stock Plan, up to 14.3 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights, and restricted stock. Shares available for future grant or payment under these plans were 0.3 million at September 30, 2009.

Under the Company’s 2006 Long-Term Incentives Plan, up to 11.0 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other awards. Each share issued pursuant to an award of restricted stock, restricted stock units, performance shares, and performance units counts as three shares against the authorized limit. Shares available for future grant or payment under this plan were 5.1 million at September 30, 2009.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock-Based Compensation  – (continued)

for accelerated vesting if there is a change in control. Stock options generally expire ten years from the date they are granted and generally vest ratably over three years. The Company has an ongoing share repurchase plan and expects to satisfy share option exercises from treasury stock.

The Company utilizes performance shares and restricted stock that cliff vest at the end of three years. The number of performance shares that will ultimately be issued is based on achievement of performance targets over a three-year period that considers cumulative sales growth and return on sales with an additional potential adjustment up or down depending on the Company’s total return to shareowners compared to a group of peer companies. The Company’s stock-based compensation awards are designed to align management’s interests with those of the Company’s shareowners and to reward outstanding Company performance. The Company’s stock-based compensation awards serve as an important retention tool because the awards generally vest over a three-year period or cliff vest at the end of three years.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation expense included within the Consolidated Statement of Operations for 2009, 2008, and 2007 is as follows:

(In Millions)	2009	2008	2007
Stock-based compensation expense included in:
Product cost of sales	$4	$4	$4
Service cost of sales	1	2	1
Selling, general and administrative expenses	13	13	12
Total	$18	$19	$17

General Option Information

The following summarizes the activity of the Company’s stock options for 2009, 2008, and 2007:

(Shares in Thousands, Remaining Life in Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2006	8,091	$28.16
Granted	456	58.36
Exercised	(2,388)	26.44
Forfeited or expired	(29)	45.01
Outstanding at September 30, 2007	6,130	30.99
Granted	373	72.22
Exercised	(637)	25.96
Forfeited or expired	(38)	46.24
Outstanding at September 30, 2008	5,828	34.09
Granted	1,329	30.62
Exercised	(647)	29.96
Forfeited or expired	(19)	47.16
Outstanding at September 30, 2009	6,491	$33.75	5.3
Vested or expected to vest(a)	6,405	$33.69	5.2
Exercisable at September 30, 2009	4,779	$31.94	4.0

(a)	Represents outstanding options reduced by expected forfeitures

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock-Based Compensation  – (continued)

	2009	2008	2007
Weighted-average fair value per share of options granted	$7.13	$22.97	$16.70
Intrinsic value of options exercised	$9 million	$24 million	$94 million
Tax deduction resulting from intrinsic value of options exercised	$3 million	$ 8 million	$34 million

The intrinsic value of options outstanding and options exercisable at September 30, 2009 was $107 million and $83 million, respectively.

The following summarizes the activity of the Company’s stock options that have not vested for the years ended September 30, 2009, 2008, and 2007:

(Shares in Thousands)	Shares	Weighted Average Exercise Price
Nonvested at September 30, 2006	2,112	$36.39
Granted	456	58.36
Vested	(1,295)	33.61
Forfeited	(29)	45.01
Nonvested at September 30, 2007	1,244	47.13
Granted	373	72.22
Vested	(759)	43.17
Forfeited	(25)	58.59
Nonvested at September 30, 2008	833	61.62
Granted	1,329	30.62
Vested	(443)	56.90
Forfeited	(7)	51.36
Nonvested at September 30, 2009	1,712	$38.83

The total fair value of options vested was $8 million, $9 million, and $13 million during the years ended September 30, 2009, 2008, and 2007, respectively. Total unrecognized compensation expense for options that have not vested as of September 30, 2009 is $7 million and will be recognized over a weighted average period of 1.0 year.

Stock Option Fair Value Information

The Company’s determination of fair value of option awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These assumptions include, but are not limited to: the Company’s expected stock price volatility, the projected employee stock option exercise term, the expected dividend yield, and the risk-free interest rate. Changes in these assumptions can materially affect the estimated value of the stock options.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2009 Grants	2008 Grants	2007 Grants
Risk-free interest rate	2.37%	3.86%	4.55%
Expected dividend yield	1.59%	0.98%	1.09%
Expected volatility	24.00%	30.00%	28.00%
Expected life	6 years	6 years	5 years

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock-Based Compensation  – (continued)

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

Performance Shares, Restricted Shares, and Restricted Stock Units Information

The following summarizes the Company’s performance shares, restricted shares, and restricted stock units for 2009, 2008, and 2007:

	Performance Shares		Restricted Shares		Restricted Stock Units
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding at September 30, 2006	77,229		61,475		18,523
Granted	64,377	$58.36	42,520	$58.69	21,323	$65.32
Restrictions released	—		(886)		(1,516)
Forfeited	(7,756)		(1,760)		—
Outstanding at September 30, 2007	133,850		101,349		38,330
Granted	118,072	72.26	45,900	72.12	21,830	64.57
Restrictions released	—		(2,371)		(8,110)
Forfeited	(7,226)		(3,150)		(1,060)
Outstanding at September 30, 2008	244,696		141,728		50,990
Granted	308,963	30.63	98,670	30.39	43,854	36.20
Restrictions released	(68,694)		(51,557)		—
Forfeited	(2,071)		(2,077)		(630)
Outstanding at September 30, 2009	482,894	$43.94	186,764	$46.79	94,214	$49.72

(In Millions, Remaining Life in Years)	Performance Shares	Restricted Shares	Restricted Stock Units
Total unrecognized compensation costs at September 30, 2009	$9	$4	$—
Weighted average life remaining at September 30, 2009	1.5	1.4	—

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2009 based on the achievement of performance targets for fiscal years 2009 through 2011 is 739,534. The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2008 based on the achievement of performance targets for fiscal years 2008 through 2010 is 275,683. The number of shares of common stock that will be issued in respect of performance shares granted in 2007 based on the achievement of performance targets for fiscal years 2007 through 2009 is 100,610.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock-Based Compensation  – (continued)

Earnings Per Share and Diluted Share Equivalents

The computation of basic and diluted earnings per share is as follows:

(In Millions, Except per Share Amounts)	2009	2008	2007
Numerator:
Numerator for basic and diluted earnings per share – Net income	$594	$678	$585
Denominator:
Denominator for basic earnings per share – weighted average common shares	157.8	160.8	167.1
Effect of dilutive securities:
Stock options	1.2	1.8	2.4
Performance shares, restricted shares and restricted stock units	0.4	0.3	0.2
Dilutive potential common shares	1.6	2.1	2.6
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	159.4	162.9	169.7
Earnings per share:
Basic	$3.76	$4.22	$3.50
Diluted	$3.73	$4.16	$3.45

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the year. Stock options excluded from the average outstanding diluted shares calculation were 1.3 million, 0.4 million and less than 0.1 million in 2009, 2008, and 2007, respectively.

14. Research and Development

R&D expense consists of the following:

(In Millions)	2009	2008	2007
Customer-funded	$493	$501	$480
Company-funded	355	395	347
Total research and development	$848	$896	$827

15. Other Income, Net

Other income, net consists of the following:

(In Millions)	2009	2008	2007
Earnings from equity affiliates	$(8)	$(8)	$(8)
Interest income	(5)	(8)	(4)
Royalty income	(7)	(11)	(6)
Other, net	(3)	3	3
Other income, net	$(23)	$(24)	$(15)

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Income Taxes

The components of income tax expense are as follows:

(In Millions)	2009	2008	2007
Current:
U.S. federal	$175	$200	$189
Non-U.S.	6	2	12
U.S. state and local	4	—	14
Total current	185	202	215
Deferred:
U.S. federal	72	58	41
Non-U.S.	10	11	(1)
U.S. state and local	6	4	3
Total deferred	88	73	43
Income tax expense	$273	$275	$258

Net current deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(In Millions)	2009	2008
Inventory	$(1)	$6
Product warranty costs	72	77
Customer incentives	30	27
Contract reserves	12	11
Compensation and benefits	7	(3)
Other, net	32	18
Current deferred income taxes, net	$152	$136

Net long-term deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(In Millions)	2009	2008
Retirement benefits	$407	$173
Intangibles	(37)	(27)
Property	(83)	(69)
Stock-based compensation	20	17
Other, net	49	40
Long-term deferred income taxes, net	$356	$134

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Income Taxes  – (continued)

Current deferred income tax assets and liabilities and long-term deferred income tax assets and liabilities are included in the Consolidated Statement of Financial Position as follows:

	September 30
(In Millions)	2009	2008
Current deferred income taxes	$154	$139
Other current liabilities	(2)	(3)
Current deferred income taxes, net	$152	$136
Long-term deferred income taxes	$371	$144
Other liabilities	(15)	(10)
Long-term deferred income taxes, net	$356	$134

Management believes it is more likely than not that the current and long-term deferred tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) the historical operating results of Rockwell Collins ($1,873 million of U.S. taxable income over the past three years), (b) expectations of future earnings, and (c) the extended period of time over which the retirement benefit liabilities will be paid.

The effective income tax rate differed from the U.S. statutory tax rate as detailed below:

	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.7	0.6	1.1
Research and development credit	(2.2)	(2.6)	(4.0)
Domestic manufacturing deduction	(1.3)	(1.5)	(0.7)
Tax settlements	—	(2.3)	—
Extraterritorial income exclusion	—	—	(0.5)
Other	(0.7)	(0.3)	(0.3)
Effective income tax rate	31.5%	28.9%	30.6%

Income tax expense was calculated based on the following components of income before income taxes:

(In Millions)	2009	2008	2007
U.S. income	$799	$898	$802
Non-U.S. income	68	55	41
Total	$867	$953	$843

The effective income tax rate in 2009 increased from 2008 primarily due to the favorable impact of the resolution of certain tax settlements in 2008.

The Company’s U.S. Federal income tax returns for the tax years ended September 30, 2005 and prior have been audited by the Internal Revenue Service (IRS) and are closed to further adjustments by the IRS. The IRS is currently auditing the Company’s tax returns for the years ended September 30, 2006 and 2007. The Company has received certain proposed audit adjustments from the IRS which are not expected to have a material effect on the Company’s results of operations, financial condition or cash flows. The Company is also currently under audit in various U.S. states and non-U.S. jurisdictions. The U.S. state and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Income Taxes  – (continued)

No provision has been made as of September 30, 2009 for U.S. federal or state, or additional non-U.S. income taxes related to approximately $198 million of undistributed earnings of non-U.S. subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on the undistributed earnings.

The Company paid income taxes, net of refunds, of $157 million, $268 million, and $212 million, in 2009, 2008, and 2007, respectively.

In accordance with the Income Taxes topic of the FASB Accounting Standards Codification, the Company adopted the provisions related to accounting for uncertain income tax positions at the beginning of fiscal year 2008. The $5 million cumulative effect of adoption was recorded as a reduction to retained earnings in the first quarter of 2008. At September 30, 2008, the Company had gross unrecognized tax benefits of $73 million recorded within Other Liabilities in the Consolidated Statement of Financial Position, of which $41 million would affect the effective income tax rate if recognized. At September 30, 2009, the Company had gross unrecognized tax benefits of $98 million recorded within Other Liabilities in the Consolidated Statement of Financial Position, of which $56 million would affect the effective income tax rate if recognized. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $33 million, a significant portion of which would not impact the effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended September 30 is as follows:

(In Millions)	2009	2008
Beginning balance	$73	$84
Additions for tax positions related to the current year	24	19
Additions for tax positions of prior years	1	2
Reductions for tax positions of prior years	—	(20)
Reductions for tax positions related to settlements with taxing authorities	—	(12)
Ending balance	$98	$73

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Consolidated Statement of Financial Position was $9 million and $5 million as of September 30, 2009 and 2008, respectively.

17. Fair Value of Financial Instruments

Fair Value Measurements

The Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The topic indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. It establishes a valuation hierarchy for disclosure of the inputs to valuation techniques used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 —	quoted prices (unadjusted) in active markets for identical assets or liabilities
Level 2 —	quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument
Level 3 —	unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Fair Value of Financial Instruments  – (continued)

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 are as follows:

(In Millions)	Carrying Amount Asset (Liability)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan investments	$35	$35	$—	$—
Interest rate swaps	8	—	8	—
Foreign currency forward exchange contract assets	8	—	8	—
Foreign currency forward exchange contract liabilities	(11)	—	(11)	—

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

As of September 30, 2009, there has not been any impact to the fair value of derivative liabilities due to the Company’s own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company’s evaluation of counterparties’ credit risks.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	Asset (Liability)
	September 30, 2009		September 30, 2008
(In Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$235	$235	$175	$175
Short-term debt	—	—	(287)	(287)
Long-term debt	(532)	(559)	(228)	(216)

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

18. Derivative Financial Instruments

The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts for the purpose of minimizing exposure to changes in foreign currency exchange rates on business transactions and interest rates, respectively. The Company’s policy is to execute such instruments with banks the Company believes to be creditworthy and not to enter into derivative financial instruments for speculative purposes or to manage exposure for net investments in non-U.S.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Derivative Financial Instruments  – (continued)

subsidiaries. These derivative financial instruments do not subject the Company to undue risk as gains and losses on these instruments generally offset gains and losses on the underlying assets, liabilities, or anticipated transactions that are being hedged.

All derivative financial instruments are recorded at fair value in the Consolidated Statement of Financial Position. For a derivative that has not been designated as an accounting hedge, the change in the fair value is recognized immediately through earnings. For a derivative that has been designated as an accounting hedge of an existing asset or liability (a fair value hedge), the change in the fair value of both the derivative and underlying asset or liability is recognized immediately through earnings. For a derivative designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the Consolidated Statement of Financial Position in Accumulated Other Comprehensive Loss (AOCL) to the extent the derivative is effective in mitigating the exposure related to the anticipated transaction. The change in the fair value related to the ineffective portion of the hedge, if any, is immediately recognized in earnings. The amount recorded within AOCL is reclassified into earnings in the same period during which the underlying hedge transaction affects earnings. The Company does not exclude any amounts from the measure of effectiveness for both fair value and cash flow hedges. All of the Company’s derivatives were designated as accounting hedges as of September 30, 2009.

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company does not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of September 30, 2009. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. On November 20, 2003, the Company entered into two interest rate swap contracts (the Swaps) which expire on December 1, 2013 and effectively convert $100 million of the 4.75 percent fixed rate long-term notes to floating rate debt based on six-month LIBOR less 7.5 basis points. The Company has designated the Swaps as fair value hedges. At September 30, 2009 and September 30, 2008, the Swaps were recorded within Other Assets at a fair value of $8 million and $4 million, respectively, offset by a fair value adjustment to Long-Term Debt (Note 10) of $8 million and $4 million, respectively. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of September 30, 2009 and September 30, 2008, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $353 million and $218 million, respectively. These notional values consist primarily of contracts for the euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Derivative Financial Instruments  – (continued)

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Statement of Financial Position as of September 30, 2009 are as follows:

	Asset Derivatives		Liability Derivatives
(In Millions)	Classification	Fair Value	Classification	Fair Value
Foreign currency forward exchange contracts	Other current assets	$8	Other current liabilities	$11
Interest rate swaps	Other assets	8	Other liabilities	—
Total		$16		$11

The effect of derivative instruments on the Consolidated Statement of Operations for the fiscal year ended September 30 is as follows:

(In Millions)	Location of Gain (Loss)	Amount of Gain (Loss) at September 30 2009
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$—
Interest rate swaps	Interest expense	4
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of loss recognized in AOCL (effective portion)	AOCL	$(1)
Amount of loss reclassified from AOCL into income	Cost of sales	(2)

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the fiscal year ended September 30, 2009. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the fiscal year ended September 30, 2009.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $4 million of net gains into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at September 30, 2009 is 130 months.

19. Guarantees and Indemnifications

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Guarantees and Indemnifications  – (continued)

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	September 30
(In Millions)	2009	2008
Balance at beginning of year	$226	$213
Warranty costs incurred	(54)	(53)
Product warranty accrual	46	68
Acquisitions	2	1
Pre-existing warranty adjustments	(3)	(3)
Balance at September 30	$217	$226

Guarantees

In connection with the 2006 acquisition of the Quest joint venture (see Note 8) the Company entered into a parent company guarantee related to various obligations of Quest. The Company has guaranteed, jointly and severally with Quadrant (the other joint venture partner), the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of September 30, 2009, the outstanding loan balance was approximately $6 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of September 30, 2009, the Quest guarantees are not reflected on the Company’s Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of Credit

The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at September 30, 2009 were $80 million. These commitments are not reflected as liabilities on the Company’s Consolidated Statement of Financial Position.

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

In connection with agreements for the sale of portions of its business, the Company at times retains the liabilities of a business of varying amounts that relate to events occurring prior to its sale, such as tax,

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Guarantees and Indemnifications  – (continued)

environmental, litigation and employment matters. The Company at times indemnifies the purchaser of a Rockwell Collins business in the event that a third party asserts a claim that relates to a liability retained by the Company.

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

20. Contractual Obligations and Other Commitments

The following table reflects certain of the Company’s non-cancelable contractual commitments as of September 30, 2009:

	Payments Due by Period
(In Millions)	2010	2011	2012	2013	2014	Thereafter	Total
Non-cancelable operating leases	$53	$40	$29	$22	$20	$43	$207
Purchase contracts	36	36	36	38	12	1	159
Long-term debt	—	26	—	—	200	300	526
Interest on long-term debt	26	25	25	25	18	76	195
Total	$115	$127	$90	$85	$250	$420	$1,087

Non-cancelable Operating Leases

The Company leases certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts with terms that meet the accounting definition of operating leases. Some leases include renewal options, which permit extensions of the expiration dates at rates approximating fair market rental rates. Rent expense for the years ended September 30, 2009, 2008, and 2007 was $61 million, $48 million, and $29 million, respectively. The Company’s commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on the Consolidated Statement of Financial Position.

Purchase Contracts

The Company may enter into purchase contracts with suppliers under which there is a commitment to buy a minimum amount of products or pay a specified amount. These commitments are not reflected as a liability on the Company’s Consolidated Statement of Financial Position. Amounts purchased under these agreements for the years ended September 30, 2009, 2008, and 2007 were $31 million, $27 million, and $15 million, respectively.

Interest on Long-term Debt

Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of September 30, 2009, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $8 million. The Company has recorded environmental reserves for this site of $3 million as of September 30, 2009, which represents management’s best estimate of the probable future cost for this site.

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

23. Restructuring and Asset Impairment Charges

In September 2009, the Company recorded restructuring and asset impairment charges totaling $21 million. These charges are primarily comprised of employee severance costs and a real estate impairment charge related to the Company’s plans to close its Government Systems facility in San Jose, California and relocate engineering, production, and service work to other existing facilities. The charge also includes severance costs and an asset impairment charge related to other actions taken in response to the global economic factors that have negatively impacted the Company’s commercial markets.

As a result of these actions, the Company intends to reduce its workforce by approximately 700 employees. Approximately 5 percent of employee separation costs were incurred in 2009 with the remainder to be incurred during 2010. Employee separation costs of $10 million are included in Compensation and Benefits in the Consolidated Statement of Financial Position at September 30, 2009.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Restructuring and Asset Impairment Charges  – (continued)

The total restructuring and asset impairment charges are included in cost of sales and Selling, General and Administrative Expenses in the amounts of $19 million and $2 million, respectively. The components of the restructuring and asset impairment charges by segment are as follows:

(In Millions)	Government Systems	Commercial Systems	Total
Employee separation costs	$8	$2	$10
Asset impairments	8	3	11
Total restructuring and asset impairment charges	$16	$5	$21

24. Business Segment Information

Rockwell Collins designs, produces and supports communications and aviation electronics for military and commercial customers worldwide. The Company has two operating segments consisting of the Government Systems and Commercial Systems businesses.

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

Sales made to the U.S. Government were 43 percent, 38 percent, and 36 percent of total sales for the years ended September 30, 2009, 2008, and 2007, respectively.

The following table reflects the sales and operating results for each of the Company’s operating segments:

(In Millions)	2009	2008	2007
Sales:
Government Systems	$2,579	$2,366	$2,231
Commercial Systems	1,891	2,403	2,184
Total sales	$4,470	$4,769	$4,415
Segment operating earnings:
Government Systems	$602	$486	$441
Commercial Systems	353	560	485
Total segment operating earnings	955	1,046	926
Interest expense	(18)	(21)	(13)
Stock-based compensation	(18)	(19)	(17)
Restructuring and asset impairment (charge)/adjustment	(21)	—	5
General corporate, net	(31)	(53)	(58)
Income before income taxes	867	953	843
Income tax provision	(273)	(275)	(258)
Net income	$594	$678	$585

The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings. The Company’s definition of segment operating earnings excludes income taxes, stock-based compensation, unallocated general corporate expenses, interest expense, gains and losses from the

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. Business Segment Information  – (continued)

disposition of businesses, restructuring and asset impairment charges, and other special items as identified by management from time to time. Intersegment sales are not material and have been eliminated. The accounting policies used in preparing the segment information are consistent with the policies described in Note 2.

The 2009 restructuring and asset impairment charges are discussed in Note 23.

The 2007 adjustment to the restructuring charge was due to lower than expected employee separation costs associated with a 2006 business realignment and relates to the operating segments as follows: Government Systems, $3 million, and Commercial Systems, $2 million.

The following tables summarize the identifiable assets and investments in equity affiliates at September 30, 2009, 2008 and 2007 as well as the provision for depreciation and amortization, the amount of capital expenditures for property, and earnings from equity affiliates for each of the three years ended September 30, for each of the operating segments and Corporate:

(In Millions)	2009	2008	2007
Identifiable assets:
Government Systems	$1,937	$1,706	$1,472
Commercial Systems	1,858	1,870	1,711
Corporate	850	568	567
Total identifiable assets	$4,645	$4,144	$3,750
Investments in equity affiliates:
Government Systems	$10	$9	$10
Commercial Systems	—	—	—
Total investments in equity affiliates	$10	$9	$10
Depreciation and amortization:
Government Systems	$66	$54	$55
Commercial Systems	78	75	63
Total depreciation and amortization	$144	$129	$118
Capital expenditures for property:
Government Systems	$88	$97	$65
Commercial Systems	65	74	60
Total capital expenditures for property	$153	$171	$125
Earnings from equity affiliates:
Government Systems	$8	$8	$8
Commercial Systems	—	—	—
Total earnings from equity affiliates	$8	$8	$8

The Company’s operating segments share many common resources, infrastructures and assets in the normal course of business. Certain assets have been allocated between the operating segments primarily based on occupancy or usage, principally property, plant and equipment. Identifiable assets at Corporate consist principally of cash and net deferred income tax assets for all years presented and for the year ended September 30, 2007 also includes a prepaid pension asset.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. Business Segment Information  – (continued)

The following table summarizes sales by product category for the years ended September 30, 2009, 2008 and 2007:

(In Millions)	2009	2008	2007
Airborne solutions	$1,761	$1,662	$1,605
Surface solutions	818	704	626
Government Systems sales	2,579	2,366	2,231
Air transport aviation electronics	986	1,257	1,175
Business and regional aviation electronics	905	1,146	1,009
Commercial Systems sales	1,891	2,403	2,184
Total sales	$4,470	$4,769	$4,415

Product category sales for defense-related products in the Government Systems segment are delineated based upon the difference in underlying customer base and markets served.

The air transport and business and regional aviation electronics product categories are delineated based upon the difference in underlying customer base, size of aircraft, and markets served.

The following table reflects sales for the years ended September 30, 2009, 2008 and 2007 and property at September 30, 2009, 2008 and 2007 by geographic region:

	Sales			Property
(In Millions)	2009	2008	2007	2009	2008	2007
U.S.	$3,080	$3,164	$2,987	$641	$630	$559
Europe	813	927	840	69	43	42
Asia-Pacific	270	293	252	8	5	4
Canada	185	229	218	—	—	—
Africa/Middle East	80	102	79	—	—	—
Latin America	42	54	39	1	2	2
Total	$4,470	$4,769	$4,415	$719	$680	$607

Sales are attributed to the geographic regions based on the country of destination.

25. Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended September 30, 2009 and 2008 is summarized as follows:

	2009 Quarters
(In Millions, Except per Share Amounts)	First	Second	Third	Fourth	Total
Sales	$1,058	$1,138	$1,084	$1,190	$4,470
Gross profit (total sales less product and service cost of sales)	326	353	325	316	1,320
Net income	151	164	145	134	594
Earnings per share:
Basic	$0.96	$1.04	$0.92	$0.85	$3.76
Diluted	$0.95	$1.03	$0.91	$0.84	$3.73

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. Quarterly Financial Information (Unaudited) – (continued)

	2008 Quarters
(In Millions, Except per Share Amounts)	First	Second	Third	Fourth	Total
Sales	$1,112	$1,186	$1,194	$1,277	$4,769
Gross profit (total sales less product and service cost of sales)	343	346	367	379	1,435
Net income	154	168	174	182	678
Earnings per share:
Basic	$0.95	$1.04	$1.09	$1.14	$4.22
Diluted	$0.93	$1.03	$1.07	$1.13	$4.16

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

Net income in the fourth quarter of 2009 includes $14 million ($21 million before income taxes) related to the restructuring charge and impairment of long-lived assets discussed in Note 23. $19 million of the restructuring and asset impairment charges are included within Gross Profit.

Net income in the fourth quarter of 2008 includes a discrete item related to the retroactive reinstatement and extension of the Federal R&D Tax Credit, which lowered the Company’s effective income tax rate by about 6 percentage points within the quarter.

Net income in the second and third quarters of 2008 includes discrete items related to favorable income tax adjustments resulting from the resolution of certain tax settlements, which lowered the Company’s effective income tax rate by 7 and 3 percentage points in the second and third quarters of 2008, respectively.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon that evaluation, our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Evaluation of Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting as of September 30, 2009 is included within Item 8 of this Annual Report on Form 10-K. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the 2010 Proxy Statement. See also the information with respect to executive officers of the Company under Item 4A of Part I.

No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than us pursuant to which such person is or was to be selected as a director or nominee.

The members of the Audit Committee of our board of directors are: Chris A. Davis, Andrew J. Policano and David Lilley. The board of directors has determined that all these members are “independent” as defined under applicable SEC and New York Stock Exchange rules and are “audit committee financial experts.” The Board’s affirmative determination with respect to Ms. Davis was based upon her education and more than twenty years in chief financial officer positions of public companies and her extensive audit committee experience. The Board’s affirmative determination with respect to Mr. Policano was based upon his education and his extensive audit and finance committee experience. The Board’s affirmative determination with respect to Mr. Lilley was based upon his relevant education and experience as an executive officer of a public company in actively supervising financial officers and his audit committee experience.

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

Item 11. Executive Compensation.

See the information under the captions Compensation of Directors, Executive Compensation, Compensation Discussion and Analysis and Compensation Committee Report in the 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions Voting Securities, Equity Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in the 2010 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information under the caption Corporate Governance; Board of Directors and Committees and Certain Transactions and Other Relationships in the 2010 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

See the information under the caption Proposal to Approve the Selection of Auditors in the 2010 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.
(1)	Financial Statements

The financial statements are included under Item 8 of this Annual Report on Form 10-K:

Consolidated Statement of Financial Position, as of September 30, 2009 and 2008.

Consolidated Statement of Operations, years ended September 30, 2009, 2008 and 2007.

Consolidated Statement of Cash Flows, years ended September 30, 2009, 2008 and 2007.

Consolidated Statement of Shareowners’ Equity and Comprehensive Income, years ended September 30, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedule for the years ended September 30, 2009, 2008 and 2007.

Page
Report of Independent Registered Public Accounting Firm	S-1
Schedule II — Valuation and Qualifying Accounts	S-2

Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

(3)	Exhibits

3-a-1	Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3-a-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
3-a-2	Certificate of Merger effecting name change of the Company from “New Rockwell Collins, Inc.” to “Rockwell Collins, Inc.”, filed as Exhibit 3-a-2 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
3-b-1	Amended By-Laws of the Company, filed as Exhibit 3-b-1 to the Company’s Form 10-Q for quarter ended June 30, 2004, is incorporated herein by reference.
4-a-1	Rights Agreement dated as of June 28, 2001 by and between the Company and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.
4-a-2	Indenture dated as of November 1, 2001 between the Company and Citibank, N.A., as Trustee, filed as Exhibit 4.b to the Company’s Registration Statement on Form S-3 (No. 333-72914), is incorporated herein by reference.
4-a-3	Form of certificate for the Company’s 4¾% Notes due 2013, filed as Exhibit 4-a to the Company’s current report on Form 8-K dated November 21, 2003, is incorporated herein by reference.
4-a-4	Form of Supplemental Indenture dated as of December 4, 2006 between the Company and The Bank of New York Trust Company, N.A. (as incoming trustee), filed as Exhibit 4-a-4 to the Company’s Form 8-K dated November 9, 2006, is incorporated herein by reference.
4-a-5	Underwriting Agreement, dated May 1, 2009, between the Company and Banc of America Securities LLC, J.P. Morgan Securities Inc. and UBS Securities LLC, as representatives of the several Underwriters named in Schedule 1 to the Underwriting Agreement, filed as Exhibit 1 to the Company’s Form 8-K dated May 1, 2009, is incorporated herein by reference.

4-a-6	Form of certificate for the Company’s 5.25% Notes due July 15, 2019, filed as Exhibit 4 to the Company’s Form 8-K dated May 1, 2009, is incorporated herein by reference.
*10-a-1	The Company’s 2001 Long-Term Incentives Plan, as amended, filed as Exhibit 10-a-9 to the Company’s Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-a-2	Forms of Stock Option Agreements under the Company’s 2001 Long-Term Incentives Plan, filed as Exhibit 10-a-2 to the Company’s Form 10-K for year ended September 30, 2001, are incorporated herein by reference.
*10-a-3	Form of Stock Option Agreement under the Company’s 2001 Long-Term Incentives Plan for stock option grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-3 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-a-4	Form of Restricted Stock Agreement under the Company’s 2001 Long-Term Incentives Plan for restricted stock grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-4 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-a-5	The Company’s 2006 Long-Term Incentives Plan, as amended, filed as Exhibit 10-a-10 to the Company’s Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-a-6	Form of Restricted Stock Unit Award under the Company’s 2006 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2006, is incorporated herein by reference.
*10-a-7	Forms of Stock Option Agreements under the Company’s 2006 Long-Term Incentives Plan filed as Exhibit 10-a-8 to the Company’s Form 10-K for year ended September 30, 2006, is incorporated herein by reference.
*10-a-8	The Company’s 2006 Annual Incentive Compensation Plan for Senior Executives, as amended, filed as Exhibit 10-a-11 to the Company’s Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-a-9	Forms of Stock Option Agreements, adopted November 20, 2009, under the Company’s 2006 Long-Term Incentives Plan.
*10-b-1	The Company’s Directors Stock Plan, adopted by the Company’s Board of Directors on June 1, 2001 and approved by the Company’s shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 001-16445) (the “Form 10”), is incorporated herein by reference.
*10-b-2	Form of Stock Option Agreement under the Company’s Directors Stock Plan, filed as Exhibit 10-b-2 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-b-3	Form of Restricted Stock Agreement under the Company’s Directors Stock Plan, filed as Exhibit 10-b-3 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-d-1	The Company’s Incentive Compensation Plan, adopted by the Company’s Board of Directors on June 11, 2003, filed as Exhibit 10-d-1 to the Company’s Form 10-Q for quarter ended June 30, 2003, is incorporated herein by reference.
*10-d-2	The Company’s Incentive Compensation Plan, as amended, filed as Exhibit 10-d-2 to the Company’s Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-e-1	The Company’s 2001 Stock Option Plan, adopted by the Company’s Board of Directors on June 1, 2001, filed as Exhibit 10.3 to the Form 10, is incorporated herein by reference.
*10-f-1	The Company’s Deferred Compensation Plan, as amended, filed as exhibit 10-f-2 to the Company’s Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-f-2	The Company’s 2005 Deferred Compensation Plan, filed as exhibit 10-f-3 to the Company’s Form 10-K for year ended September 30, 2007, is incorporated herein by reference.

*10-g-1	The Company’s Non-Qualified Savings Plan, as amended, filed as exhibit 10-g-2 to the Company’s Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-g-2	The Company’s 2005 Non-Qualified Savings Plan, filed as exhibit 10-g-3 to the Company’s Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-h-1	The Company’s Non-Qualified Pension Plan, adopted by the Company’s Board of Directors on June 13, 2001, filed as Exhibit 10-h-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-h-2	The Company’s Memorandum of Proposed Amendments to the Non-Qualified Pension Plan, adopted by the Company’s Board of Directors on November 6, 2003, filed as Exhibit 10-h-2 to the Company’s Form 10-Q for quarter ended December 31, 2003, is incorporated herein by reference.
*10-h-3	The Company’s Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-3 to the Company’s Form 10-K for the year ended September 30, 2008, is incorporated herein by reference.
*10-h-4	The Company’s 2005 Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-4 to the Company’s Form 10-K for the year ended September 30, 2008, is incorporated herein by reference.
*10-h-5	The Company’s Memorandum of Proposed Amendments to the 2005 Non-Qualified Pension Plan, adopted on December 22, 2008.
*10-i-1	The Company’s Master Trust, as amended, filed as Exhibit 10-i-2 to the Company’s Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
10-k-1	Distribution Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.
10-l-1	Employee Matters Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.
10-m-1	Tax Allocation Agreement dated as of June 29, 2001 by and between Rockwell International Corporation and the Company, filed as Exhibit 2.3 to the Company’s current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.
*10-n-1	Form of Change of Control Agreement between the Company and certain executives of the Company (Three-Year Agreement), as amended, filed as Exhibit 10-n-1 to the Company’s Form 8-K dated April 21, 2009, is incorporated herein by reference.
*10-n-2	Schedule identifying executives of the Company who are party to a Change of Control Agreement (Three-Year Agreement), filed as Exhibit 10-n-2 to the Company’s Form 8-K dated April 21, 2009, is incorporated herein by reference.
10-o-1	Five-Year Credit Agreement dated as of May 24, 2005 among the Company, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent, filed as Exhibit 99 to the Company’s Form 8-K dated May 24, 2005, is incorporated herein by reference.
10-o-2	Amendment No. 1 dated as of March 7, 2007 to the Five-Year Credit Agreement dated as of May 24, 2005 among us, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent, filed as Exhibit 99 to the Company’s Form 8-K dated March 7, 2007, is incorporated herein by reference.
*10-q-3	Form of Three-Year Performance Awards Agreement for Persons With a Change of Control Agreement under the Company’s 2006 Long-Term Incentives Plan, filed as Exhibit 10-q-3 to the Company’s Form 10-K for year ended September 30, 2006, is incorporated herein by reference.

*10-q-4	Form of Three-Year Performance Awards Agreement for Persons Not With a Change of Control Agreement under the Company’s 2006 Long-Term Incentives Plan, filed as Exhibit 10-q-4 to the Company’s Form 10-K for year ended September 30, 2006, is incorporated herein by reference.
*10-q-5	Form of Three-Year Performance Share Agreement for Persons With a Change of Control Agreement under the Company’s 2006 Long-Term Incentives Plan, filed as exhibit 10-q-5 to the Company’s Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-q-6	Form of Three-Year Performance Share Agreement for Persons Not With a Change of Control Agreement under the Company’s 2006 Long-Term Incentives Plan, filed as exhibit 10-q-6 to the Company’s Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-q-7	Forms of Three-Year Performance Share Agreements, adopted on November 20, 2009.
*10-s-1	Non-Employee Directors’ Compensation Summary, filed as exhibit 10-s-1 to the Company’s Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
10-s-2	Letter agreement between the Company and Donald R. Beall dated March 19, 2008, filed as Exhibit 10-s-2 to the Company’s Form 10-Q for quarter ended March 31, 2008, is incorporated herein by reference.
10-t-3	Purchase Agreement dated September 26, 2006, between the Company and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Form 8-K dated September 26, 2006, is incorporated herein by reference.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	List of subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
Dated: November 23, 2009	By /s/ Gary R. Chadick Gary R. Chadick Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 23rd day of November 2009 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Clayton M. Jones Clayton M. Jones	Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Donald R. Beall*	Director
Anthony J. Carbone*	Director
Chris A. Davis*	Director
Mark Donegan*	Director
Ralph E. Eberhart*	Director
David Lilley*	Director
Andrew J. Policano*	Director
Cheryl L. Shavers*	Director
/s/ Patrick E. Allen Patrick E. Allen	Senior Vice President and Chief Financial Officer (principal financial officer)
/s/ Marsha A. Schulte Marsha A. Schulte	Vice President, Finance and Controller (principal accounting officer)
*By /s/ Gary R. Chadick Gary R. Chadick, Attorney-in-fact**

**	By authority of the powers of attorney filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the consolidated financial statements of Rockwell Collins, Inc. and subsidiaries (the “Company”) as of October 2, 2009 and October 3, 2008, and for each of the three years in the period ended October 2, 2009, and the Company’s internal control over financial reporting as of October 2, 2009, and have issued our reports thereon dated November 23, 2009 (which report on the consolidated financial statements expressed an unqualified opinion and included an explanatory paragraph regarding the Company’s change, as of the beginning of fiscal 2007 in its measurement date for its defined benefit plans, and as of September 28, 2007 in its method of accounting for the funded status of its defined benefit plans); such consolidated financial statements and reports are included in the Annual Report on Form 10-K for the year ended October 2, 2009. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
November 23, 2009

S-1

SCHEDULE II

ROCKWELL COLLINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2009, 2008, and 2007
(In Millions)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Other		Deductions(a)	Balance at End of Year
Year ended September 30, 2009:
Allowance for doubtful accounts	$9	$3	$—		$(1)	$11
Allowance for excess and obsolete inventories	105	39	3	(c)	(46)	101
Year ended September 30, 2008:
Allowance for doubtful accounts	9	—	—		—	9
Allowance for excess and obsolete inventories	99	24	(2	)(b)	(16)	105
Year ended September 30, 2007:
Allowance for doubtful accounts	12	—	—		(3)	9
Allowance for excess and obsolete inventories	110	21	1	(b)	(33)	99

(a)	Amounts written off.
(b)	Amount represents foreign currency fluctuations for non-U.S. dollar denominated balances.
(c)	Amounts relates to acquisition of DataPath and foreign currency fluctuations for non-U.S. dollar denominated balances.

S-2

EXHIBIT INDEX

Exhibit Number	Description
*10-a-9	Forms of Stock Option Agreements, adopted November 20, 2009, under the Company’s 2006 Long-Term Incentives Plan.
*10-h-5	The Company’s Memorandum of Proposed Amendments to the 2005 Non-Qualified Pension Plan, adopted on December 22, 2008
*10-q-7	Forms of Three-Year Performance Share Agreements, adopted on November 20, 2009.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	List of subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

E-1