Form 10-Q
period 2009-12-31
ROCKWELL COLLINS INC
filed 2010-01-28
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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
Yes ☐ No   ☑

157,218,806 shares of registrant's Common Stock, par value $.01 per share, were outstanding on January 18, 2010.

ROCKWELL COLLINS, INC.

INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)

(in millions, except per share amounts)

	December 31,	September 30,
	2009	2009
ASSETS
Current Assets:
Cash and cash equivalents	$206	$235
Receivables, net	825	913
Inventories, net	1,022	943
Current deferred income taxes	155	154
Other current assets	96	117
Total current assets	2,304	2,362

Property	714	719
Goodwill	761	695
Intangible Assets	307	269
Long-term Deferred Income Taxes	350	371
Other Assets	213	229
TOTAL ASSETS	$4,649	$4,645

LIABILITIES AND EQUITY

Current Liabilities:
Short-term debt	$62	$-
Accounts payable	339	366
Compensation and benefits	185	199
Advance payments from customers	342	349
Product warranty costs	210	217
Other current liabilities	241	228
Total current liabilities	1,379	1,359

Long-term Debt, net	529	532
Retirement Benefits	1,141	1,254
Other Liabilities	216	205

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,389	1,395
Retained earnings	2,524	2,444
Accumulated other comprehensive loss	(1,075)	(1,080)
Common stock in treasury, at cost (shares held: December 31, 2009, 26.5; September 30, 2009, 26.7)	(1,459)	(1,469)
Total shareowners’ equity	1,381	1,292
Noncontrolling interest	3	3
Total equity	1,384	1,295
TOTAL LIABILITIES AND EQUITY	$4,649	$4,645

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

 (in millions, except per share amounts)

	Three Months Ended
	December 31
	2009	2008
Sales:
Product sales	$927	$958
Service sales	100	100
Total sales	1,027	1,058

Costs, expenses and other:
Product cost of sales	666	664
Service cost of sales	68	68
Selling, general and administrative expenses	109	105
Interest expense	6	4
Other income, net	(3)	(5)
Total costs, expenses and other	846	836

Income before income taxes	181	222

Income tax provision	60	71

Net income	$121	$151

Earnings per share:
Basic	$0.77	$0.96
Diluted	$0.76	$0.95

Weighted average common shares:
Basic	157.1	158.1
Diluted	159.2	159.2

Cash dividends per share	$0.24	$0.24

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

  (in millions)

	Three Months Ended
	December 31
	2009	2008
Operating Activities:
Net income	$121	$151
Adjustments to arrive at cash provided by operating activities:
Depreciation	27	26
Amortization of intangible assets	9	6
Stock-based compensation expense	5	5
Compensation and benefits paid in common stock	17	17
Tax benefit from stock-based compensation	2	-
Excess tax benefit from stock-based compensation	(2)	-
Deferred income taxes	5	-
Pension plan contributions	(101)	(4)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	118	76
Inventories	(87)	(63)
Accounts payable	(31)	(92)
Compensation and benefits	(13)	(121)
Advance payments from customers	(7)	(22)
Income taxes	48	86
Other assets and liabilities	(27)	(44)
Cash Provided by Operating Activities	84	21

Investing Activities:
Property additions	(26)	(45)
Acquisition of businesses, net of cash acquired	(92)	(28)
Other investing activities	(1)	-
Cash Used for Investing Activities	(119)	(73)

Financing Activities:
Purchases of treasury stock	(28)	(41)
Cash dividends	(38)	(38)
Increase in short-term borrowings	62	154
Proceeds from the exercise of stock options	7	1
Excess tax benefit from stock-based compensation	2	-
Cash Provided by Financing Activities	5	76

Effect of exchange rate changes on cash and cash equivalents	1	1

Net Change in Cash and Cash Equivalents	(29)	25
Cash and Cash Equivalents at Beginning of Period	235	175
Cash and Cash Equivalents at End of Period	$206	$200

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions. Management has evaluated subsequent events through January 28, 2010, the date the Company’s Form 10-Q was filed with the Securities and Exchange Commission.

2.	Recently Issued Accounting Standards

In September 2009, the Financial Accounting Standards Board (FASB) amended the guidance for allocating revenue to multiple deliverables in a contract. The amendment is effective for the Company at the beginning of fiscal year 2011, with early adoption permitted. In accordance with the amendment, companies can allocate consideration in a multiple element arrangement in a manner that better reflects the transaction economics. When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will now be allowed to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, use of the residual method has been eliminated. The adoption of this amendment is not expected to materially affect the Company's financial position, results of operations or cash flows as the Company generally allocates revenue to deliverables based on the prices charged when sold separately by the Company.

In November 2008, the FASB ratified guidance related to accounting for defensive intangible assets subsequent to their acquisition. The new guidance also discusses the treatment of the estimated useful life for such assets. Acquired defensive intangible assets include assets that an entity does not intend to actively use, but does intend to hold or “lock up” such that others are prevented from using the asset. The Company adopted this guidance in the first quarter of fiscal year 2010 with no impact to the Company’s financial statements. However, the standard could have a significant effect on any defensive intangible assets the Company acquires in the future.

In June 2008, the FASB issued a position specifying that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should therefore be included in the computation of earnings per share (EPS) pursuant to the two-class method. The Company adopted this standard in the first quarter of fiscal year 2010 with no material effect on the Company’s financial statements or computation of EPS.

In December 2007, the FASB issued a standard that significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under the standard, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. The standard also requires acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expects, but is not obligated to incur, will be recognized separately from the business acquisition. The Company adopted this standard in the first quarter of fiscal year 2010. The new standard is applied prospectively to all business combinations with an acquisition date on or after October 1, 2009. See Note 3 for discussion of business combination transactions occurring during the three months ended December 31, 2009.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2007, the FASB issued a standard that changes the way companies account for and report noncontrolling interests (minority interests) of consolidated subsidiaries. The Company adopted this standard in the first quarter of fiscal year 2010 with no impact to the Company’s financial statements other than the Company has changed the presentation of noncontrolling interests on the Condensed Consolidated Statement of Financial Position. Noncontrolling interests of $3 million at December 31, 2009 and at September 30, 2009 are now included within Equity. Previously, noncontrolling interests were included within Other Liabilities.

3.	Acquisitions

AR Group, Inc.
On December 31, 2009, the Company acquired all the shares of AR Group, Inc. (Air Routing). Air Routing, with headquarters located in Houston, Texas, is a leading global provider of trip support services for business aircraft flight operations. The purchase price, net of cash acquired, was approximately $91 million of which $90 million was paid in cash during the three months ended December 31, 2009 and $1 million was paid subsequent to the first fiscal quarter in January 2010. The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets and their useful lives. Based on the Company’s preliminary allocation of the purchase price, $62 million has been allocated to goodwill and $29 million to finite-lived intangible assets with a weighted average life of approximately 7 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will broaden the Company’s information management and aftermarket service offerings. The Company is currently evaluating the portion of the goodwill that may be tax deductible. Air Routing goodwill is included within the Commercial Systems segment.

DataPath, Inc.
On May 29, 2009, the Company acquired all the shares of DataPath, Inc. (DataPath). DataPath, with operations in the U.S. and Sweden, is a global leader in creating satellite-based communication solutions, primarily for military applications. The purchase price, net of cash acquired, was approximately $125 million, of which $118 million was paid in cash during the third fiscal quarter of 2009 and $2 million was paid in cash during the three months ended December 31, 2009. The remaining $5 million is to be paid through 2011. The Company is in the process of allocating the purchase price, finalizing the pre-acquisition income tax calculation and obtaining the valuation for acquired intangible assets and their useful lives. Based on the Company’s preliminary allocation of the purchase price, $59 million has been allocated to goodwill and $29 million to finite-lived intangible assets with a weighted average life of approximately 6 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will augment the Company’s networked communication offerings. The Company currently estimates that none of the goodwill resulting from the acquisition is tax deductible. The goodwill is included within the Government Systems segment.

SEOS Group Limited
On November 24, 2008, the Company acquired all the shares of SEOS Group Limited (SEOS). SEOS, with operations in the United Kingdom and the U.S., is a leading global supplier of highly realistic visual display solutions for commercial and military flight simulators. SEOS is included within the results of both the Government Systems and Commercial Systems segments. The cash purchase price, net of cash acquired, was $28 million. Additional consideration of up to $8 million may be paid post-closing, contingent upon the achievement of certain milestones. Any such additional consideration will be accounted for as goodwill. In the first quarter of 2010, the purchase price allocation was finalized with $28 million allocated to goodwill and $9 million to finite-lived intangible assets with a weighted average life of approximately 9 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will further enhance the Company’s simulation and training capabilities and provide more innovative and integrated solutions for the Company’s customers. None of the goodwill resulting from the acquisition is tax deductible. The goodwill is allocated to the Government Systems and Commercial Systems segments in the amounts of $20 million and $8 million, respectively.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Receivables, Net

Receivables, net are summarized as follows:

	December 31,	September 30,
(in millions)	2009	2009
Billed	$625	$734
Unbilled	243	217
Less progress payments	(31)	(27)
Total	837	924
Less allowance for doubtful accounts	(12)	(11)
Receivables, net	$825	$913

Receivables not expected to be collected during the next twelve months are classified as long-term and are included within Other Assets.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

5.	Inventories, Net

Inventories, net are summarized as follows:

	December 31,	September 30,
(in millions)	2009	2009
Finished goods	$176	$177
Work in process	294	262
Raw materials, parts and supplies	355	341
Less progress payments	(57)	(77)
Total	768	703
Pre-production engineering costs	254	240
Inventories, net	$1,022	$943

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

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Property

Property is summarized as follows:

	December 31,	September 30,
(in millions)	2009	2009
Land	$30	$30
Buildings and improvements	350	349
Machinery and equipment	899	891
Information systems software and hardware	263	259
Furniture and fixtures	62	62
Construction in progress	92	88
Total	1,696	1,679
Less accumulated depreciation	(982)	(960)
Property	$714	$719

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended December 31, 2009 are summarized as follows:

	Government	Commercial
(in millions)	Systems	Systems	Total
Balance at September 30, 2009	$496	$199	$695
Air Routing acquisition	-	62	62
DataPath adjustment	6	-	6
Foreign currency translation adjustments	(2)	-	(2)
Balance at December 31, 2009	$500	$261	$761

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment.

Intangible assets are summarized as follows:

	December 31, 2009			September 30, 2009
		Accum			Accum
(in millions)	Gross	Amort	Net	Gross	Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$226	$(109)	$117	$214	$(104)	$110
Customer relationships	206	(39)	167	174	(36)	138
License agreements	20	(4)	16	17	(4)	13
Trademarks and tradenames	15	(10)	5	15	(9)	6
Intangible assets with indefinite lives:
Trademarks and tradenames	2	-	2	2	-	2
Intangible assets	$469	$(162)	$307	$422	$(153)	$269

Rockwell Collins provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer Relationship Intangible Asset and amortized over the period the Company has received a contractually enforceable right related to the incentives. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales whereas incentives consisting of free products are amortized as cost of sales. The net book value of sales incentives included in Customer Relationship Intangible Assets was $129 million and $109 million at December 31, 2009 and September 30, 2009, respectively.

Amortization expense for intangible assets for the three months ended December 31, 2009 was $9 million compared to $6 million for the three months ended December 31, 2008. Annual amortization expense for intangible assets for 2010, 2011, 2012, 2013 and 2014 is expected to be $36 million, $38 million, $37 million, $34 million and $33 million, respectively.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Other Assets

Other assets are summarized as follows:

	December 31,	September 30,
(in millions)	2009	2009
Long-term receivables	$82	$97
Investments in equity affiliates	11	10
Exchange and rental assets, net of accumulated depreciation of $105 at December 31, 2009 and $103 at September 30, 2009	49	50
Other	71	72
Other assets	$213	$229

Investments in equity affiliates primarily consist of four joint ventures:

•	Vision Systems International, LLC (VSI): VSI is a joint venture with Elbit Systems, Ltd. for the joint pursuit of helmet mounted cueing systems for the worldwide military fixed wing aircraft market
•	Data Link Solutions LLC (DLS): DLS is a joint venture with BAE Systems, plc for the joint pursuit of the worldwide military data link market
•	Integrated Guidance Systems LLC (IGS): IGS is a joint venture with Honeywell International Inc. for the joint pursuit of integrated precision guidance solutions for worldwide guided weapons systems
•	Quest Flight Training Limited (Quest): Quest is a joint venture with Quadrant Group plc (Quadrant) that provides aircrew training services primarily for the United Kingdom Ministry of Defence

Each joint venture is 50 percent owned by the Company and accounted for under the equity method. Under the equity method of accounting for investments, the Company’s proportionate share of the earnings or losses of its equity affiliates are included in Net Income and classified as Other Income, Net in the Condensed Consolidated Statement of Operations. For segment performance reporting purposes, Rockwell Collins’ share of earnings or losses of VSI, DLS, IGS and Quest are included in the operating results of the Government Systems segment.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $20 million and $18 million for the three months ended December 31, 2009 and 2008, respectively. The deferred portion of profit generated from sales to equity affiliates was $2 million at December 31, 2009 and $3 million at September 30, 2009.

9.	Other Current Liabilities

Other current liabilities are summarized as follows:

	December 31,	September 30,
(in millions)	2009	2009
Customer incentives	$118	$122
Contract reserves	11	11
Income taxes payable	27	4
Other	85	91
Other current liabilities	$241	$228

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

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Debt

Short-term Debt
Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. At December 31, 2009, short-term commercial paper borrowings outstanding were $62 million with a weighted average interest rate and maturity period of 0.14 percent and 7 days, respectively. At September 30, 2009, there were no outstanding commercial paper borrowings.

Revolving Credit Facilities
The Company has an $850 million unsecured revolving credit facility with various banks that matures in March 2012. The credit facility has options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. This credit facility exists primarily to support the Company’s commercial paper program, but may be used for other corporate purposes in the event access to the commercial paper market is impaired or eliminated. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. The ratio was 19 percent as of December 31, 2009. In addition, the credit facility contains other non-financial covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions, or merge or consolidate with another entity. Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At December 31, 2009 and September 30, 2009, there were no outstanding borrowings under this revolving credit facility.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $61 million as of December 31, 2009, of which $21 million was utilized to support commitments in the form of commercial letters of credit. As of December 31, 2009 and September 30, 2009, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At December 31, 2009 and September 30, 2009, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

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

On November 20, 2003, the Company issued $200 million of 4.75 percent fixed rate unsecured debt due December 1, 2013 (the 2013 Notes). At the time of the debt issuance, the Company entered into interest rate swap contracts which effectively converted $100 million aggregate principal amount of the 2013 Notes to floating rate debt based on six-month LIBOR less 7.5 basis points. See Notes 16, 17 and 23 for additional information relating to the interest rate swap contracts.

The 2019 Notes and 2013 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2009, $25 million was outstanding under a five-year unsecured variable rate loan agreement for a non-U.S. subsidiary that was entered into in June 2006. The variable rate loan facility agreement contains customary loan covenants, none of which are financial covenants. Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreement would require the repayment of any outstanding borrowings under the agreement.

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

	December 31,	September 30,
(in millions)	2009	2009
Principal amount of 2019 Notes, net of discount	$298	$298
Principal amount of 2013 Notes	200	200
Principal amount of variable rate loan due June 2011	25	26
Fair value swap adjustment (Notes 16 and 17)	6	8
Long-term debt, net	$529	$532

The Company was in compliance with all debt covenants at December 31, 2009 and September 30, 2009.

Interest paid on debt for the three months ended December 31, 2009 and 2008 was $3 million and $6 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

Pension Benefits
The components of expense (income) for Pension Benefits for the three months ended December 31, 2009 and 2008 are as follows:

	Three Months Ended
	December 31
(in millions)	2009	2008
Service cost	$2	$2
Interest cost	40	42
Expected return on plan assets	(53)	(49)
Amortization:
Prior service cost	(5)	(5)
Net actuarial loss	23	7
Net benefit expense (income)	$7	$(3)

Other Retirement Benefits
The components of expense (income) for Other Retirement Benefits for the three months ended December 31, 2009 and 2008 are as follows:

	Three Months Ended
	December 31
(in millions)	2009	2008
Service cost	$1	$1
Interest cost	3	3
Expected return on plan assets	-	-
Amortization:
Prior service cost	(6)	(6)
Net actuarial loss	3	3
Net benefit expense	$1	$1

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2009, the Company made a $98 million contribution to the U.S. qualified pension plan. The Company does not currently anticipate that it will be required by governmental regulations to make any additional contributions to the U.S. qualified pension plan in 2010. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and any changes to the U.S. pension funding legislation. The Company may elect to make additional discretionary contributions during 2010 to further improve the funded status of this plan. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $13 million in 2010. For the three months ended December 31, 2009 and 2008, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $3 million and $4 million, respectively.

12.	Stock-Based Compensation

Total stock-based compensation expense included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended
	December 31
(in millions)	2009	2008
Stock-based compensation expense included in:
Product cost of sales	$1	$1
Service cost of sales	-	1
Selling, general and administrative expenses	4	3
Total	$5	$5

The Company issued awards of equity instruments under the Company’s various incentive plans for the three months ended December 31, 2009 and 2008 as follows:

			Performance		Restricted		Restricted
	Options		Shares		Stock		Stock Units
		Weighted		Weighted		Weighted		Weighted
(shares in thousands)	Number	Average	Number	Average	Number	Average	Number	Average
	Issued	Fair Value	Issued	Fair Value	Issued	Fair Value	Issued	Fair Value
Three months ended December 31, 2009	790.9	$12.80	190.3	$53.08	56.6	$53.08	6.8	$51.90
Three months ended December 31, 2008	1,290.7	$7.07	299.9	$30.39	98.7	$30.39	15.5	$33.83

The maximum number of shares of common stock that can be issued with respect to the performance shares granted in 2010 based on the achievement of performance targets for fiscal years 2010 through 2012 is 457 thousand.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following assumptions:

	2010	2009
	Grants	Grants
Risk-free interest rate (U.S. Treasury zero coupon issues)	2.69%	2.37%
Expected dividend yield	2.33%	1.59%
Expected volatility	27.00%	24.00%
Expected life	7 years	6 years

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee Benefits Paid in Company Stock
During the three months ended December 31, 2009 and 2008, 0.3 million and 0.5 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $17 million for each of the respective periods.

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	December 31
(in millions, except per share amounts)	2009	2008
Numerator:
Numerator for basic and diluted earnings per share – Net income	$121	$151
Denominator:
Denominator for basic earnings per share – weighted average common shares	157.1	158.1
Effect of dilutive securities:
Stock options	1.7	0.9
Performance shares, restricted shares and restricted stock units	0.4	0.2
Dilutive potential common shares	2.1	1.1
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	159.2	159.2
Earnings per share:
Basic	$0.77	$0.96
Diluted	$0.76	$0.95

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.8 million and 2.3 million for the three months ended December 31, 2009 and 2008, respectively.

13.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended
	December 31
(in millions)	2009	2008
Net income	$121	$151
Unrealized foreign currency translation adjustment	(4)	(7)
Foreign currency cash flow hedge adjustment	-	(5)
Amortization of defined benefit plan costs	9	-
Comprehensive income	$126	$139

The Company has one consolidated subsidiary with income attributable to a noncontrolling interest. The net income and comprehensive income attributable to the noncontrolling interest is insignificant.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Other Income, Net

Other income, net consists of the following:

	Three Months Ended
	December 31
(in millions)	2009	2008
Royalty income	$2	$1
Earnings from equity affiliates	2	2
Interest income	1	2
Other	(2)	-
Other income, net	$3	$5

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended December 31, 2009 and 2008, the effective income tax rate was 33.1 percent and 32.0 percent, respectively.

The effective tax rate for the three months ended December 31, 2009 increased as compared to the three months ended December 31, 2008 primarily due to the unfavorable impact of the expiration of the Federal Research and Development Tax Credit (Federal R&D Tax Credit) on December 31, 2009.

The Company's U.S. Federal income tax returns for the tax years ended September 30, 2005 and prior have been audited by the Internal Revenue Service (IRS) and are closed to further adjustments by the IRS. The IRS is currently auditing the Company’s tax returns for the years ended September 30, 2006 and 2007. The Company has received certain proposed audit adjustments from the IRS for which the Company believes it is appropriately reserved. The Company is also currently under audit in various U.S. state and non-U.S. jurisdictions. The U.S. state and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company had net income tax refunds of $6 million and $20 million during the three months ended December 31, 2009 and 2008, respectively.

At September 30, 2009, the Company had gross unrecognized tax benefits of $98 million recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position, of which $56 million would affect the effective income tax rate if recognized. At December 31, 2009, the Company had gross unrecognized tax benefits of $104 million recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position, of which $60 million would affect the effective income tax rate if recognized. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $33 million.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $11 million and $9 million as of December 31, 2009 and September 30, 2009, respectively.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Fair Value Measurements

The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The FASB’s guidance classifies the inputs used to measure fair value into the following hierarchy:

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

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and September 30, 2009 are as follows:

		December 31, 2009	September 30, 2009
	Fair Value	Fair Value	Fair Value
(in millions)	Hierarchy	Asset (Liability)	Asset (Liability)
Deferred compensation plan investments	Level 1	$37	$35
Interest rate swaps	Level 2	6	8
Foreign currency forward exchange contract assets	Level 2	7	8
Foreign currency forward exchange contract liabilities	Level 2	(9)	(11)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis during the three months ended December 31, 2009.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	Asset (Liability)
	December 31, 2009		September 30, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Cash and cash equivalents	$206	$206	$235	$235
Short-term debt	(62)	(62)	-	-
Long-term debt	(529)	(549)	(532)	(559)

The fair value of cash and cash equivalents approximate their carrying value due to the short-term nature of the instruments. The fair value of short-term debt approximates its carrying value due to the short-term nature of the debt. Fair value information for long-term debt is based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities and degree of risk. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

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

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All derivative financial instruments are recorded at fair value in the Condensed Consolidated Statement of Financial Position. For a derivative that has not been designated as an accounting hedge, the change in the fair value is recognized immediately through earnings. For a derivative that has been designated as an accounting hedge of an existing asset or liability (a fair value hedge), the change in the fair value of both the derivative and underlying asset or liability is recognized immediately through earnings. For a derivative designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value net of deferred tax impacts is recorded on the Condensed Consolidated Statement of Financial Position in Accumulated Other Comprehensive Loss (AOCL) to the extent the derivative is effective in mitigating the exposure related to the anticipated transaction. The change in the fair value related to the ineffective portion of the hedge, if any, is immediately recognized in earnings. The amount recorded within AOCL is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The Company does not exclude any amounts from the measure of effectiveness for both fair value and cash flow hedges. All of the Company’s derivatives were designated as accounting hedges as of December 31, 2009.

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company does not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of December 31, 2009. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

Interest Rate Swaps
The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. On November 20, 2003, the Company entered into two interest rate swap contracts (the 2013 Swaps) which expire on December 1, 2013 and effectively convert $100 million of the 4.75 percent fixed rate long-term notes to floating rate debt based on six-month LIBOR less 7.5 basis points. The Company has designated the Swaps as fair value hedges. At December 31, 2009 and September 30, 2009, the Swaps were recorded within Other Assets at a fair value of $6 million and $8 million, respectively, offset by a fair value adjustment to Long-Term Debt (Note 10) of $6 million and $8 million, respectively. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense. See Note 23 for discussion of interest rate swaps entered into subsequent to December 31, 2009.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of December 31, 2009 and September 30, 2009, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $360 million and $353 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of December 31, 2009 and September 30, 2009 are as follows:

		Asset Derivatives
		December 31,	September 30,
(in millions)	Classification	2009	2009
Foreign currency forward exchange contracts	Other current assets	$7	$8
Interest rate swaps	Other assets	6	8
Total		$13	$16

		Liability Derivatives
		December 31,	September 30,
(in millions)	Classification	2009	2009
Foreign currency forward exchange contracts	Other current liabilities	$9	$11

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended December 31, 2009 and 2008 is as follows:

		Amount of Gain (Loss)
		Three Months Ended
(in millions)	Location of	December 31
	Gain (Loss)	2009	2008
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$(2)	$1
Interest rate swaps	Interest expense	1	1

Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of loss recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$3	$(7)
Amount of loss reclassified from AOCL into income	Cost of sales	3	-

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three months ended December 31, 2009 and 2008. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three months ended December 31, 2009 and 2008.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $2 million of net gains into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at December 31, 2009 is 127 months.

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

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Three Months Ended
	December 31
(in millions)	2009	2008
Balance at beginning of year	$217	$226
Warranty costs incurred	(14)	(13)
Product warranty accrual	7	11
Pre-existing warranty adjustments	-	-
Balance at December 31	$210	$224

Guarantees
In connection with the 2006 acquisition of the Quest joint venture (see Note 8) the Company entered into a parent company guarantee related to various obligations of Quest. The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant) (the other joint venture partner), the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of December 31, 2009, the outstanding loan balance was approximately $6 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of December 31, 2009, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at December 31, 2009 were $73 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

Indemnifications
The Company enters into indemnifications with lenders, counterparties in transactions such as administration of employee benefit plans and other customary indemnifications with third parties in the normal course of business. The following are other than customary indemnifications based on the judgment of management.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of December 31, 2009, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $8 million. The Company has recorded environmental reserves for this site of $3 million as of December 31, 2009, which represents management’s best estimate of the probable future cost for this site.

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

21.	2009 Restructuring and Asset Impairment Charges

In September 2009, the Company recorded restructuring and asset impairment charges totaling $21 million. The charges were primarily comprised of employee separation costs of $10 million and a non-cash real estate impairment charge related to the Company’s plans to close its Government Systems facility in San Jose, California and relocate engineering, production and service work to other existing facilities.

During the three months ended December 31, 2009, the Company reduced the employee severance restructuring reserve by $1 million primarily due to lower than expected employee separation costs.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the employee severance reserve during the three months ended December 31, 2009 are as follows:

Employee
(in millions)	Separation Costs
Balance at September 30, 2009	$10
Cash payments	(3)
Reserve adjustment	(1)
Balance at December 31, 2009	$6

22.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows:

	Three Months Ended
	December 31
(in millions)	2009	2008
Sales:
Government Systems	$616	$574
Commercial Systems	411	484
Total sales	$1,027	$1,058

Segment operating earnings:
Government Systems	$134	$140
Commercial Systems	68	97
Total segment operating earnings	202	237

Interest expense	(6)	(4)
Stock-based compensation	(5)	(5)
General corporate, net	(11)	(6)
Restructuring adjustment	1	-
Income before income taxes	181	222
Income tax provision	(60)	(71)
Net income	$121	$151

The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings. The Company’s definition of segment operating earnings excludes income taxes, stock-based compensation, unallocated general corporate expenses, interest expense, gains and losses from the disposition of businesses, restructuring and asset impairment charges and other special items as identified by management from time to time. Intersegment sales are not material and have been eliminated.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes sales by product category for the three months ended December 31, 2009 and 2008:

	Three Months Ended
	December 31
(in millions)	2009	2008
Government Systems product categories:
Airborne solutions	$410	$403
Surface solutions	206	171
Government Systems sales	$616	$574

Commercial Systems product categories:
Air transport aviation electronics	$241	$220
Business and regional aviation electronics	170	264
Commercial Systems sales	$411	$484

Product category sales for defense-related products in the Government Systems segment are delineated based upon the difference in underlying customer base and market served.

The air transport and business and regional aviation electronics product categories are delineated based upon the difference in underlying customer base, size of aircraft and markets served.

23.	Subsequent Event

In  January of 2010, subsequent to the Company’s fiscal quarter ended December 31, 2009, the Company entered into two interest rate swap contracts (the 2019 Swaps) which expire on July 15, 2019 and effectively converted $150 million of the 2019 Notes (see Note 10) to floating rate debt based on six-month LIBOR plus 1.235 percent. The Company designated the 2019 Swaps as fair value hedges. Cash payments or receipts between the Company and the counterparties to the 2019 Swaps will be recorded as an adjustment to interest expense.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three months ended December 31, 2009 and 2008 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended December 31, 2009 and 2008

Sales

	Three Months Ended
	December 31
(dollars in millions)	2009	2008
Total sales	$1,027	$1,058
Percent (decrease)	(3)%

Total sales for the three months ended December 31, 2009 decreased 3 percent to $1,027 million compared to the three months ended December 31, 2008. Commercial Systems sales decreased 15 percent partially offset by Government Systems sales growth of 7 percent. Incremental sales from the November 2008 acquisition of SEOS Group Limited (SEOS) and the May 2009 acquisition of DataPath, Inc. (DataPath) contributed a total of $69 million, or 7 percentage points of revenue growth. See the following operating segment sections for further discussion of sales for the three months ended December 31, 2009 and 2008.

Net Income and Diluted Earnings Per Share

	Three Months Ended
	December 31
(dollars in millions)	2009	2008
Net income	$121	$151
Net income as a percent of sales	11.8%	14.3%
Diluted earnings per share	$0.76	$0.95

Net income for the three months ended December 31, 2009 decreased 20 percent to $121 million, or 11.8 percent of sales, from net income of $151 million, or 14.3 percent of sales, for the three months ended December 31, 2008. Diluted earnings per share decreased 20 percent to $0.76 for the three months ended December 31, 2009 compared to $0.95 for the three months ended December 31, 2008. The decrease in net income and diluted earnings per share was primarily the result of lower Commercial Systems sales volume, an increase in defined benefit pension expense and a higher effective income tax rate which was primarily related to differences in the availability of the Federal R&D Tax Credit that expired December 31, 2009.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended
	December 31
(dollars in millions)	2009	2008
Airborne solutions	$410	$403
Surface solutions	206	171
Total	$616	$574
Percent increase	7%

Airborne solutions sales increased $7 million, or 2 percent, for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. Incremental sales from the SEOS acquisition contributed a total of $5 million, or 1 percentage point of the overall revenue growth. Airborne solutions organic sales were relatively flat as lower revenues related to the F-22 program were offset by higher tanker and transport program revenues.

Surface solutions sales increased $35 million, or 20 percent, for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. Incremental sales from the DataPath acquisition contributed $60 million, or 35 percentage points of revenue growth. Organic sales decreased $25 million, or 15 percent, primarily due to lower sales for the Defense Advanced GPS Receiver (DAGR) program.

Government Systems Segment Operating Earnings
	Three Months Ended
	December 31
(dollars in millions)	2009	2008
Segment operating earnings	$134	$140
Percent of sales	21.8%	24.4%

Government Systems operating earnings decreased 4 percent to $134 million, or 21.8 percent of sales, for the three months ended December 31, 2009 compared to operating earnings of $140 million, or 24.4 percent of sales, for the same period a year ago. The decrease in operating earnings was primarily due to an increase in defined benefit pension expense and higher company funded research and development costs, partially offset by the increased sales volume. Operating margins were also impacted by lower margin revenues from the DataPath and SEOS acquisitions.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

	Three Months Ended
	December 31
(dollars in millions)	2009	2008
Wide-body in-flight entertainment products	$18	$21
All other air transport aviation electronics	223	199
Total air transport aviation electronics	241	220
Business and regional aviation electronics	170	264
Total	$411	$484
Percent (decrease)	(15)%

Total air transport aviation electronics sales increased $21 million, or 10 percent, for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. This increase was primarily due to higher original equipment manufacturer (OEM) sales as air transport OEM sales in the prior year were adversely impacted by Boeing’s labor strike. This increase was partially offset by a decline in aftermarket hardware revenue and lower service and support revenue.

Business and regional aviation electronics sales decreased $94 million, or 36 percent, for the three months ended December 31, 2009 compared to the same period in the prior year. This decrease was primarily due to lower business jet OEM sales caused by depressed production and delivery rates at the business jet OEMs. In addition, aftermarket hardware and service and support sales also declined due to decreased business aircraft utilization compared to the prior year period.

Wide-body in-flight entertainment products (Wide-body IFE) relate to sales of twin-aisle IFE products and systems to customers in the air transport aviation electronics market. In September 2005 we announced our strategic decision to shift research and development resources away from traditional IFE systems for next generation wide-body aircraft. We continue to execute on Wide-body IFE contracts and are supporting our existing customer base, which includes on-going service and support activities.

The following table presents Commercial Systems sales based on the type of product or service:

	Three Months Ended
	December 31
(in millions)	2009	2008
Original equipment	$201	$244
Aftermarket	192	219
Wide-body in-flight entertainment products	18	21
Total	$411	$484

Original equipment sales decreased $43 million, or 18 percent, for the three months ended December 31, 2009 compared to the same period in the prior year. This sales decline was primarily due to lower business jet sales related to decreased production and delivery rates at the business jet OEMs, partially offset by an increase in air transport OEM sales related to the adverse impact of the Boeing strike which occurred in the prior year.

Aftermarket sales decreased $27 million, or 12 percent, for the three months ended December 31, 2009 compared to the three months ended December 31, 2008, due primarily to lower aftermarket hardware sales and lower service and support revenue.

Commercial Systems Segment Operating Earnings

	Three Months Ended
	December 31
(dollars in millions)	2009	2008
Segment operating earnings	$68	$97
Percent of sales	16.5%	20.0%

Commercial Systems operating earnings decreased 30 percent to $68 million, or 16.5 percent of sales, for the three months ended December 31, 2009 compared to operating earnings of $97 million, or 20.0 percent of sales for the three months ended December 31, 2008. The decrease in operating earnings was due primarily to lower sales volume and higher defined benefit pension expense, partially offset by lower research and development costs, a reduction in selling, general and administrative expenses and a favorable contract settlement.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

	Three Months Ended
	December 31
(in millions)	2009	2008
Pension benefits	$7	$(3)
Other retirement benefits	1	1
Net benefit expense (income)	$8	$(2)

Pension Benefits
In 2003, we amended our U.S. qualified and non-qualified pension plans (the Pension Amendment) covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. Concurrently, we replaced this benefit by supplementing our existing defined contribution savings plan to include an additional Company contribution effective October 1, 2006. We believe this benefit structure achieves our objective of providing benefits that are valued by our employees and provides more consistency and predictability in estimating future costs and funding requirements over the long term.

In 2010, defined benefit pension plan expense is expected to increase by approximately $44 million to $26 million of expense, compared to $(18) million of income for the full year 2009. The increase is primarily due to the unfavorable impact of a decrease in the defined benefit pension plan valuation discount rate used to measure our U.S. pension expense from 7.60 percent in 2009 to 5.47 percent in 2010.

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

In October 2009, we made a $98 million contribution to our U.S. qualified pension plan. We do not currently anticipate that we will be required by governmental regulations to make any additional contributions to the U.S. qualified pension plan in 2010. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and any changes to U.S. pension funding legislation. We may elect to make additional discretionary contributions during 2010 to further improve the funded status of this plan. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total $13 million in 2010.

The recent turmoil in the financial markets has had a significant impact on the funded status of our pension plans. Our pension expense (income) is significantly impacted by the market performance of our pension plan assets, our expected long-term return on plan assets and the discount rates used to determine our pension obligations. If our pension plan assets do not achieve positive rates of return consistent with our long-term asset return assumptions or if discount rates trend down, we may experience unfavorable changes in our pension expense and could be required to make significant contributions to our U.S. qualified pension plan. While we believe the actions taken under the Pension Amendment have had a positive effect on pension expense (income) and future funding requirements, our plan assets and discount rates are significantly impacted by changes in the financial markets.

Other Retirement Benefits
We expect other retirement benefits expense of approximately $5 million for the full year 2010 compared to the full year 2009 expense of $4 million.

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

During the three months ended December 31, 2009 and 2008, our effective income tax rate was 33.1 percent and 32.0 percent, respectively. The higher effective income tax rate for the three months ended December 31, 2009 was primarily due to the differences in the availability of the Federal R&D Tax Credit, which expired December 31, 2009. The effective income tax rate for the three months ended December 31, 2008 reflects a full year benefit from the Federal R&D Tax Credit in the estimate of the annual effective income tax rate and the effective income tax rate for the three months ended December 31, 2009 reflects the unfavorable impact of lower Federal R&D Tax Credits as a result of pro-rating the three months of available Federal R&D Tax Credits over the full 2010 fiscal year.

The effective income tax rate for the three months ended December 31, 2009 and December 31, 2008 include a tax benefit related to the DMD. The DMD tax benefit available in fiscal year 2010 and fiscal year 2009 is two-thirds of the full benefit that will be available beginning in fiscal year 2011.

For fiscal year 2010, our effective income tax rate is projected to be in the range of 30 percent to 31 percent. The estimated rate in 2010 assumes the Federal R&D Tax Credit is available for the entire fiscal year, although legislation extending the Federal R&D Tax Credit beyond December 31, 2009 has yet to be enacted. If the Federal R&D Tax Credit is not extended before the end of our 2010 fiscal year, the impact to our effective tax rate guidance would be an increase of approximately 2 percentage points.

Outlook

The following table is a complete summary of our fiscal fiscal year 2010 financial guidance, which is unchanged from the financial guidance initially provided on September 17, 2009 :

•	total sales in the range of $4.6 billion to $4.8 billion

•	diluted earnings per share in the range of $3.35 to $3.55

•	cash provided by operating activities in the range of $600 million to $700 million

•	capital expenditures of approximately $135 million

•	total company and customer-funded R&D expenditures in the range of $870 million to $900 million, or about 19 percent of sales

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities

	Three Months Ended
	December 31
(in millions)	2009	2008
Cash provided by operating activities	$84	$21

The increase in cash provided by operating activities during the three months ended December 31, 2009 compared to the same period last year is primarily due to lower employee incentive compensation payments and improved working capital performance, principally related to receivables and accounts payable, partially offset by higher pension plan contributions and lower net income.

Investing Activities

	Three Months Ended
	December 31
(in millions)	2009	2008
Cash used for investing activities	$(119)	$(73)

The increase in cash used for investing activities was due primarily to the December 31, 2009 acquisition of AR Group, Inc., partially offset by a lower level of capital expenditures during the three months ended December 31, 2009 as compared to the same period last year.

Financing Activities

	Three Months Ended
	December 31
(in millions)	2009	2008
Cash provided by financing activities	$5	$76

The decrease in cash provided by financing activities during the three months ended December 31, 2009 compared to the same period last year primarily resulted from the following:

•
$92 million of the decrease is attributable to lower net borrowings of short-term debt. Net short-term borrowings were $62 million during the three months ended December 31, 2009 compared to $154 million during the same period last year.

•
Partially offset by a $13 million reduction in repurchases of common stock. During the three months ended December 31, 2009, we had $28 million of cash repurchases of common stock compared to $41 million during the same period last year.

Financial Condition and Liquidity

We have historically maintained a financial structure characterized by conservative levels of debt outstanding that enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners. A comparison of key elements of our financial condition as of December 31, 2009 and September 30, 2009 are as follows:

	December 31,	September 30,
(dollars in millions)	2009	2009
Cash and cash equivalents	$206	$235
Short-term debt	(62)	-
Long-term debt, net	(529)	(532)
Net debt (1)	$(385)	$(297)
Total equity	$1,384	$1,295
Debt to total capitalization (2)	30%	29%

(1) Calculated as total of short-term and long-term debt, net (Total Debt), less cash and cash equivalents
(2) Calculated as Total Debt divided by the sum of Total Debt plus total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. Due to the seasonality of cash flows, we supplement our internally generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At December 31, 2009 short-term commercial paper borrowings outstanding were $62 million with a weighted average interest rate and maturity period of 0.14 percent and 7 days, respectively. There were no short-term commercial paper borrowings outstanding at September 30, 2009.

In the event our access to the commercial paper markets is impaired, we have access to an $850 million Revolving Credit Facility through a network of banks that matures in 2012, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at December 31, 2009 based on this financial covenant was 19 percent. We had no borrowings at December 31, 2009 under our Revolving Credit Facility.

In addition, alternative sources of liquidity could include funds available from the issuance of equity securities, debt securities and potential asset securitization strategies. We have a shelf registration statement filed with the Securities and Exchange Commission pursuant to which we can publicly offer and sell securities from time to time. This shelf registration covers an unlimited amount of debt securities, common stock and preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. To date, we have not raised capital through the issuance of equity securities as we prefer to use debt financing to lower our overall cost of capital and increase our return on shareowners' equity.

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing in terms of interest rates. Our strong credit ratings have enabled continued access to both short and long-term credit markets despite difficult market conditions during 2009. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of December 31, 2009:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Stable
Moody’s Investors Service	P-1	A1	Stable
Standard & Poor’s	A-1	A	Stable

We were in compliance with all debt covenants at December 31, 2009 and September 30, 2009.

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 19 of the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of the Company’s financial statements are described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended September 30, 2009. Actual results in these areas could differ from management's estimates.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers (including major U.S. airlines); the health of the global economy, including potential deterioration in the currently volatile economic and financial market conditions; the rate of recovery of the commercial aftermarket; delays related to the award of domestic and international contracts; the continued support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of the global war on terrorism and declining defense budgets on government military procurement expenditures and budgets; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates which is primarily dependent on legislation extending the Federal Research and Development Tax Credit beyond December 31, 2009; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with export control regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings.  These forward-looking statements are made only as of the date hereof.

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

At December 31, 2009, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $200 million and a fair value of $211 million. In 2004 we converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 7.5 basis points by executing “receive fixed, pay variable” interest rate swap contracts. At December 31, 2009, we also had $300 million of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $298 million and a fair value of $313 million. A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term debt, exclusive of the effects of the interest rate swap contracts, by $11 million and $11 million, respectively. The fair value of the $100 million notional value of interest rate swap contracts was a $6 million asset at December 31, 2009. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $2 million, respectively. At December 31, 2009, we also had $25 million of variable rate long-term debt outstanding related to a non-U.S. subsidiary and $62 million of variable rate short-term borrowings. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 16 and 17 of the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk
We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $360 million and $353 million at December 31, 2009 and September 30, 2009, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a net liability of $2 million and a net liability of $3 million at December 31, 2009 and September 30, 2009, respectively. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at December 31, 2009 by $3 million.

Item 4.   Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of December 31, 2009, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of December 31, 2009 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II.    OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2009 through October 31, 2009	-	$-	-	$209 million
November 1, 2009 through November 30, 2009	164,800	53.41	164,800	200 million
December 1, 2009 through December 31, 2009	340,000	55.99	340,000	181 million
Total	504,800	$55.15	504,800	$181 million

(1)	On September 16, 2009, our Board authorized the repurchase of an additional $200 million of our common stock. This authorization has no stated expiration date.

Item 6.   Exhibits

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges for the three months ended December 31, 2009.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: January 28, 2010	By	/s/ M. A. Schulte
M. A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: January 28, 2010	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary