Form 10-Q
period 2010-03-31
ROCKWELL COLLINS INC
filed 2010-04-23
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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
Yes ☐     No ☑

157,394,676 shares of registrant's Common Stock, par value $.01 per share, were outstanding on April 19, 2010.

ROCKWELL COLLINS, INC.

INDEX

PART I.     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)

(in millions, except per share amounts)

	March 31,	September 30,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$246	$235
Receivables, net	842	913
Inventories, net	1,011	943
Current deferred income taxes	144	154
Other current assets	89	117
Total current assets	2,332	2,362

Property	718	719
Goodwill	753	695
Intangible Assets	310	269
Long-term Deferred Income Taxes	334	371
Other Assets	218	229
TOTAL ASSETS	$4,665	$4,645

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$360	$366
Compensation and benefits	215	199
Advance payments from customers	340	349
Product warranty costs	199	217
Other current liabilities	232	228
Total current liabilities	1,346	1,359

Long-term Debt, Net	527	532
Retirement Benefits	1,121	1,254
Other Liabilities	175	205

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,398	1,395
Retained earnings	2,622	2,444
Accumulated other comprehensive loss	(1,076)	(1,080)
Common stock in treasury, at cost (shares held: March 31, 2010, 26.3; September 30, 2009, 26.7)	(1,453)	(1,469)
Total shareowners’ equity	1,493	1,292
Noncontrolling interest	3	3
Total equity	1,496	1,295
TOTAL LIABILITIES AND EQUITY	$4,665	$4,645

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

 (in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2010	2009	2010	2009
Sales:
Product sales	$1,034	$1,029	$1,961	$1,987
Service sales	108	109	208	209
Total sales	1,142	1,138	2,169	2,196

Costs, expenses and other:
Product cost of sales	756	711	1,422	1,375
Service cost of sales	72	74	140	142
Selling, general and administrative expenses	119	118	228	223
Interest expense	4	3	10	7
Other income, net	(5)	(8)	(8)	(13)
Total costs, expenses and other	946	898	1,792	1,734

Income before income taxes	196	240	377	462

Income tax provision	48	76	108	147

Net income	$148	$164	$269	$315

Earnings per share:
Basic	$0.94	$1.04	$1.71	$1.99
Diluted	$0.93	$1.03	$1.69	$1.98

Weighted average common shares:
Basic	157.1	158.1	157.1	158.1
Diluted	159.4	159.3	159.3	159.2

Cash dividends per share	$0.24	$0.24	$0.48	$0.48

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in millions)

	Six Months Ended
	March 31
	2010	2009
Operating Activities:
Net income	$269	$315
Adjustments to arrive at cash provided by operating activities:
Depreciation	55	54
Amortization of intangible assets	18	12
Stock-based compensation expense	11	10
Compensation and benefits paid in common stock	31	32
Tax benefit from stock-based compensation	8	0
Excess tax benefit from stock-based compensation	(7)	0
Deferred income taxes	(5)	19
Pension plan contributions	(105)	(84)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	95	35
Inventories	(85)	(43)
Accounts payable	(10)	(75)
Compensation and benefits	16	(108)
Advance payments from customers	(10)	(14)
Income taxes	66	39
Other assets and liabilities	(67)	(55)
Cash Provided by Operating Activities	280	137

Investing Activities:
Property additions	(59)	(74)
Acquisition of businesses, net of cash acquired	(94)	(28)
Acquisition of intangible assets	(3)	(1)
Cash Used for Investing Activities	(156)	(103)

Financing Activities:
Purchases of treasury stock	(66)	(43)
Cash dividends	(75)	(76)
Increase in short-term borrowings	0	98
Proceeds from the exercise of stock options	21	2
Excess tax benefit from stock-based compensation	7	0
Cash Used for Financing Activities	(113)	(19)

Effect of exchange rate changes on cash and cash equivalents	0	0

Net Change in Cash and Cash Equivalents	11	15
Cash and Cash Equivalents at Beginning of Period	235	175
Cash and Cash Equivalents at End of Period	$246	$190

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business Description and Basis of Presentation

Rockwell Collins, Inc. (the Company or Rockwell Collins) designs, produces and supports communications and aviation electronics for commercial and military customers worldwide.

The Company operates on a 52/53 week fiscal year, with fiscal quarters ending on the Friday closest to the last day of the calendar quarter. For ease of presentation, March 31 and September 30 are utilized consistently throughout these financial statements and notes to represent the period end date.

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

2.	Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) revised its guidance regarding fair value measurement disclosures. The guidance requires new disclosure about transfers between the levels of the fair value hierarchy as well as expanded disclosure regarding activity within Level 3 of the fair value hierarchy. The Company adopted this guidance in the second quarter of 2010 with no impact to the Company’s financial statements.

In September 2009, the FASB amended the guidance for allocating revenue to multiple deliverables in a contract. The amendment is effective for the Company at the beginning of fiscal year 2011, with early adoption permitted. In accordance with the amendment, companies can allocate consideration in a multiple element arrangement in a manner that better reflects the transaction economics. When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will now be allowed to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, use of the residual method has been eliminated. The adoption of this amendment is not expected to materially affect the Company's financial position, results of operations or cash flows as the Company generally allocates revenue to deliverables based on the prices charged when sold separately by the Company.

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

In June 2008, the FASB issued a position specifying that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should therefore be included in the computation of earnings per share (EPS) pursuant to the two-class method. The Company adopted this standard in the first quarter of fiscal year 2010 with no material effect on the Company’s financial statements or EPS computation.

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

In December 2007, the FASB issued a standard that changes the way companies account for and report noncontrolling interests (minority interests) of consolidated subsidiaries. The Company adopted this standard in the first quarter of fiscal year 2010 with no impact to the Company’s financial statements other than the Company has changed the presentation of noncontrolling interests on the Condensed Consolidated Statement of Financial Position. Noncontrolling interests of $3 million at March 31, 2010 and at September 30, 2009 are now included within Equity. Previously, noncontrolling interests were included within Other Liabilities.

3.	Acquisitions

AR Group, Inc.
On December 31, 2009, the Company acquired all the shares of AR Group, Inc. (Air Routing). Air Routing, with headquarters located in Houston, Texas, is a leading global provider of trip support services for business aircraft flight operations. The cash purchase price, net of cash acquired, was $91 million. The Company is in the process of allocating the purchase price and finalizing a valuation for acquired intangible assets and their useful lives. Based on the Company’s preliminary allocation of the purchase price, $56 million has been allocated to goodwill and $39 million to finite-lived intangible assets with a weighted average life of approximately 22 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will broaden the Company’s information management flight operations' capabilities. The Company is currently evaluating the portion of the goodwill that may be tax deductible. Air Routing goodwill is included within the Commercial Systems segment.

DataPath, Inc.
On May 29, 2009, the Company acquired all the shares of DataPath, Inc. (DataPath). DataPath, with operations in the U.S. and Sweden, is a global leader in creating satellite-based communication solutions, primarily for military applications. The purchase price, net of cash acquired, was $125 million, of which $118 million was paid in cash during the third fiscal quarter of 2009 and $3 million was paid in cash during the six months ended March 31, 2010. The remaining $4 million is to be paid through 2011. The Company is in the process of allocating the purchase price and finalizing the pre-acquisition income tax calculation. Based on the Company’s preliminary allocation of the purchase price, $61 million has been allocated to goodwill and $28 million to finite-lived intangible assets with a weighted average life of approximately 6 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will augment the Company’s networked communication offerings. The Company currently estimates that none of the goodwill resulting from the acquisition is tax deductible. The goodwill is included within the Government Systems segment.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Receivables, Net

Receivables, net are summarized as follows:
	March 31,	September 30,
(in millions)	2010	2009
Billed	$641	$734
Unbilled	257	217
Less progress payments	(44)	(27)
Total	854	924
Less allowance for doubtful accounts	(12)	(11)
Receivables, net	$842	$913

Receivables not expected to be collected during the next twelve months are classified as long-term and are included within Other Assets.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

5.	Inventories, Net

Inventories, net are summarized as follows:
	March 31,	September 30,
(in millions)	2010	2009
Finished goods	$186	$177
Work in process	291	262
Raw materials, parts and supplies	337	341
Less progress payments	(77)	(77)
Total	737	703
Pre-production engineering costs	274	240
Inventories, net	$1,011	$943

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

6.	Property

Property is summarized as follows:

	March 31,	September 30,
(in millions)	2010	2009
Land	$30	$30
Buildings and improvements	352	349
Machinery and equipment	930	891
Information systems software and hardware	272	259
Furniture and fixtures	62	62
Construction in progress	71	88
Total	1,717	1,679
Less accumulated depreciation	(999)	(960)
Property	$718	$719

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended March 31, 2010 are summarized as follows:

	Government	Commercial
(in millions)	Systems	Systems	Total
Balance at September 30, 2009	$496	$199	$695
Air Routing acquisition	0	56	56
DataPath adjustment	8	0	8
Foreign currency translation adjustments	(6)	0	(6)

Balance at March 31, 2010	$498	$255	$753

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company’s 2010 and 2009 impairment tests resulted in no impairment.

Intangible assets are summarized as follows:
	March 31, 2010			September 30, 2009
		Accum			Accum
(in millions)	Gross	Amort	Net	Gross	Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$212	$(113)	$99	$214	$(104)	$110
Customer relationships	232	(43)	189	174	(36)	138
License agreements	20	(5)	15	17	(4)	13
Trademarks and tradenames	15	(10)	5	15	(9)	6
Intangible assets with indefinite lives:
Trademarks and tradenames	2	0	2	2	0	2
Intangible assets	$481	$(171)	$310	$422	$(153)	$269

The Company provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer Relationship Intangible Asset and amortized over the period the Company has received a contractually enforceable right related to the incentives. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales whereas incentives consisting of free products are amortized as cost of sales. The net book value of sales incentives included in Customer Relationship Intangible Assets was $133 million and $109 million at March 31, 2010 and September 30, 2009, respectively.

Amortization expense for intangible assets for the three and six months ended March 31, 2010 was $9 million and $18 million, respectively, compared to $6 million and $12 million for the three and six months ended March 31, 2009. Annual amortization expense for intangible assets for 2010, 2011, 2012, 2013 and 2014 is expected to be $38 million, $34 million, $35 million, $29 million and $29 million, respectively.

8.	Other Assets

Other assets are summarized as follows:
	March 31,	September 30,
(in millions)	2010	2009
Long-term receivables	$85	$97
Investments in equity affiliates	11	10
Exchange and rental assets, net of accumulated depreciation of $105 at March 31, 2010 and $103 at September 30, 2009	51	50
Other	71	72
Other assets	$218	$229

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

Each joint venture is 50 percent owned by the Company and accounted for under the equity method. Under the equity method of accounting for investments, the Company’s proportionate share of the earnings or losses of its equity affiliates are included in Net Income and classified as Other Income, Net in the Condensed Consolidated Statement of Operations. For segment performance reporting purposes, the Company’s share of earnings or losses of VSI, DLS, IGS and Quest are included in the operating results of the Government Systems segment.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $19 million and $39 million for the three and six months ended March 31, 2010, respectively, and $19 million and $37 million for the three and six months ended March 31, 2009, respectively. The deferred portion of profit generated from sales to equity affiliates was $2 million at March 31, 2010 and $3 million at September 30, 2009.

9.	Other Current Liabilities

Other current liabilities are summarized as follows:

	March 31,	September 30,
(in millions)	2010	2009
Customer incentives	$125	$122
Contract reserves	12	11
Income taxes payable	18	4
Other	77	91
Other current liabilities	$232	$228

The Company provides sales incentives to certain commercial customers in connection with sales contracts. Incentives earned by customers based on purchases of Company products or services are recognized as a liability when the related sale is recorded. Incentives consisting of cash payments or customer account credits are recognized as a reduction of sales while incentives consisting of free-of-charge hardware and account credits where the customer’s use is restricted to future purchases are recognized as cost of sales.

10.	Debt

Short-term Debt
Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. At March 31, 2010 and September 30, 2009, there were no outstanding short-term commercial paper borrowings.

Revolving Credit Facilities
The Company has an $850 million unsecured revolving credit facility with various banks that matures in March 2012. The credit facility has options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. This credit facility exists primarily to support the Company’s commercial paper program, but may be used for other purposes in the event access to the commercial paper market is impaired or eliminated. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirements plans. The ratio was 17 percent as of March 31, 2010. In addition, the credit facility contains other non-financial covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At March 31, 2010 and September 30, 2009, there were no outstanding borrowings under this revolving credit facility.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $58 million as of March 31, 2010, of which $32 million was utilized to support commitments in the form of commercial letters of credit. As of March 31, 2010 and September 30, 2009, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At March 31, 2010 and September 30, 2009, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

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

On May 6, 2009, the Company issued $300 million of 5.25 percent fixed rate unsecured debt due July 15, 2019 (the 2019 Notes). The net proceeds to the Company from the sale of the 2019 Notes, after deducting a $2 million discount and $2 million of debt issuance costs, were $296 million. The 2019 Notes are included in the Condensed Consolidated Statement of Financial Position net of the unamortized discount within the caption Long-term Debt, net. The debt issuance costs are capitalized within Other Assets on the Condensed Consolidated Statement of Financial Position. The discount and debt issuance costs will be amortized over the life of the 2019 Notes and recorded in Interest Expense. In January 2010, the Company entered into interest rate swap contracts which effectively converted $150 million of the 2019 Notes to floating rate debt based on six-month LIBOR plus 1.235 percent. See Notes 16 and 17 for additional information relating to the interest rate swap contracts.

On November 20, 2003, the Company issued $200 million of 4.75 percent fixed rate unsecured debt due December 1, 2013 (the 2013 Notes). At the time of the debt issuance, the Company entered into interest rate swap contracts which effectively converted $100 million of the 2013 Notes to floating rate debt based on six-month LIBOR less .075 percent. See Notes 16 and 17 for additional information relating to the interest rate swap contracts.

The 2019 and 2013 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets.

As of March 31, 2010, $24 million was outstanding under a five-year unsecured variable rate loan agreement for a non-U.S. subsidiary that was entered into in June 2006. The variable rate loan facility agreement contains customary loan covenants, none of which are financial covenants. Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreement would require the repayment of any outstanding borrowings under the agreement.

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

	March 31,	September 30,
(in millions)	2010	2009
Principal amount of 2019 Notes, net of discount	$298	$298
Principal amount of 2013 Notes	200	200
Principal amount of variable rate loan due June 2011	24	26
Fair value swap adjustment (Notes 16 and 17)	5	8
Long-term debt, net	$527	$532

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company was in compliance with all debt covenants at March 31, 2010 and September 30, 2009. Interest paid on debt for the six months ended March 31, 2010 and 2009 was $11 million and $6 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

Pension Benefits
The components of expense (income) for Pension Benefits for the three and six months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2010	2009	2010	2009
Service cost	$1	$1	$3	$3
Interest cost	39	42	79	84
Expected return on plan assets	(52)	(51)	(105)	(100)
Amortization:
Prior service credit	(4)	(4)	(9)	(9)
Net actuarial loss	22	7	45	14
Net benefit expense (income)	$6	$(5)	$13	$(8)

Other Retirement Benefits
The components of expense (income) for Other Retirement Benefits for the three and six months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2010	2009	2010	2009
Service cost	$1	$0	$2	$1
Interest cost	3	4	6	7
Amortization:
Prior service credit	(5)	(5)	(11)	(11)
Net actuarial loss	3	2	6	5
Net benefit expense	$2	$1	$3	$2

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2009, the Company made a $98 million contribution to the U.S. qualified pension plan. The Company does not currently anticipate that it will be required by governmental regulations to make any additional contributions to the U.S. qualified pension plan in 2010. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and any changes to the U.S. pension funding legislation. The Company may elect to make additional discretionary contributions during 2010 to further improve the funded status of this plan. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $13 million in 2010. For the six months ended March 31, 2010 and 2009, the Company made contributions of $7 million and $9 million, respectively, to the non-U.S. plans and the U.S. non-qualified pension plan.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Stock-Based Compensation

Total stock-based compensation expense included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2010	2009	2010	2009
Stock-based compensation expense included in:
Product cost of sales	$1	$1	$2	$2
Service cost of sales	1	0	1	1
Selling, general and administrative expenses	4	4	8	7
Total	$6	$5	$11	$10

The Company issued awards of equity instruments under the Company’s various incentive plans for the six months ended March 31, 2010 and 2009 as follows:

			Performance		Restricted		Restricted
	Options		Shares		Stock		Stock Units
		Weighted		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average	Number	Average
(shares in thousands)	Issued	Fair Value	Issued	Fair Value	Issued	Fair Value	Issued	Fair Value
Six months ended March 31, 2010	790.9	$12.80	190.3	$53.08	56.6	$53.08	24.1	$53.09
Six months ended March 31, 2009	1,305.9	$7.09	303.5	$30.47	98.7	$30.39	37.5	$35.86

The maximum number of shares of common stock that can be issued with respect to the performance shares granted in 2010 based on the achievement of performance targets for fiscal years 2010 through 2012 is 454 thousand.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following assumptions:

	2010	2009
	Grants	Grants
Risk-free interest rate (U.S. Treasury zero coupon issues)	2.69%	2.37%
Expected dividend yield	2.33%	1.59%
Expected volatility	27.00%	24.00%
Expected life	7 years	6 years

Employee Benefits Paid in Company Stock
During the six months ended March 31, 2010 and 2009, 0.6 million and 0.9 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $31 million and $32 million for the respective periods.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions, except per share amounts)	2010	2009	2010	2009
Numerator:
Numerator for basic and diluted earnings per share – Net income	$148	$164	$269	$315
Denominator:
Denominator for basic earnings per share – weighted average common shares	157.1	158.1	157.1	158.1
Effect of dilutive securities:
Stock options	1.8	0.9	1.7	0.9
Performance shares, restricted shares and restricted stock units	0.5	0.3	0.5	0.2
Dilutive potential common shares	2.3	1.2	2.2	1.1
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	159.4	159.3	159.3	159.2
Earnings per share:
Basic	$0.94	$1.04	$1.71	$1.99
Diluted	$0.93	$1.03	$1.69	$1.98

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.8 million and 2.3 million for the three months ended March 31, 2010 and 2009, respectively, and 0.8 million and 2.3 million for the six months ended March 31, 2010 and 2009, respectively.

13.	Comprehensive Income

Comprehensive income consists of the following:
	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2010	2009	2010	2009
Net income	$148	$164	$269	$315
Unrealized foreign currency translation adjustment	(8)	(7)	(12)	(14)
Foreign currency cash flow hedge adjustment	(3)	3	(3)	(2)
Amortization of defined benefit plan costs	10	0	19	0
Comprehensive income	$147	$160	$273	$299

The Company has one consolidated subsidiary with income attributable to a noncontrolling interest. The net income and comprehensive income attributable to the noncontrolling interest is insignificant.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Other Income, Net

Other income, net consists of the following:
	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2010	2009	2010	2009
Royalty income	$2	$3	$4	$4
Earnings from equity affiliates	3	2	5	4
Interest income	1	1	2	3
Other	(1)	2	(3)	2
Other income, net	$5	$8	$8	$13

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended March 31, 2010 and 2009, the effective income tax rate was 24.5 percent and 31.7 percent, respectively. During the six months ended March 31, 2010 and 2009, the effective income tax rate was 28.6 percent and 31.8 percent, respectively.

The effective income tax rate for the three and six months ended March 31, 2010 reflects a benefit to the effective income tax rate of about 10 and 5 percentage points, respectively, due to the favorable impact of the Internal Revenue Service (IRS) completing its examination of the taxable years ended September 30, 2006 and 2007.

The Federal Research and Development Tax Credit (Federal R&D Tax Credit) expired December 31, 2009. The effective income tax rate for the three and six months ended March 31, 2010 reflects the unfavorable impact of lower Federal R&D Tax Credits as a result of pro-rating the three months of available Federal R&D Tax Credits over the full 2010 fiscal year. This resulted in an increase to the Company’s effective income tax rate of approximately 2 percentage points, or $4 million, and 2 percentage points, or $7 million, for the three and six months ended March 31, 2010, respectively. In addition, changes to the tax treatment of the Medicare part D retiree subsidy related to the Patient Protection and Affordable Care Act (H.R. 3590) signed into law on March 23, 2010 resulted in an unfavorable impact to the Company’s effective income tax rate for the three months ended March 31, 2010 of about 1 percentage point, or $1 million.

The Company paid income taxes, net of refunds, of $54 million and $77 million during the six months ended March 31, 2010 and 2009, respectively.

At September 30, 2009, the Company had gross unrecognized tax benefits of $98 million recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position, of which $56 million would affect the effective income tax rate if recognized. At March 31, 2010, the Company had gross unrecognized tax benefits of $73 million recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position, of which $48 million would affect the effective income tax rate if recognized. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $3 million.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $3 million and $9 million as of March 31, 2010 and September 30, 2009, respectively.

The Company’s U.S. Federal income tax returns for the tax years ended September 30, 2007 and prior have been audited and are closed to further adjustments by the IRS. The Company is currently under audit in various U.S. state and non-U.S. jurisdictions. The U.S. state and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

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

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and September 30, 2009 are as follows:

		March 31, 2010	September 30, 2009
	Fair Value	Fair Value	Fair Value
(in millions)	Hierarchy	Asset (Liability)	Asset (Liability)
Deferred compensation plan investments	Level 1	$35	$35
Interest rate swap assets	Level 2	7	8
Interest rate swap liabilities	Level 2	(2)	0
Foreign currency forward exchange contract assets	Level 2	4	8
Foreign currency forward exchange contract liabilities	Level 2	(11)	(11)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during the six months ended March 31, 2010.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	Asset (Liability)
	March 31, 2010		September 30, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Cash and cash equivalents	$246	$246	$235	$235
Long-term debt	(527)	(553)	(532)	(559)

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

All derivative financial instruments are recorded at fair value in the Condensed Consolidated Statement of Financial Position. For a derivative that has not been designated as an accounting hedge, the change in the fair value is recognized immediately through earnings. For a derivative that has been designated as an accounting hedge of an existing asset or liability (a fair value hedge), the change in the fair value of both the derivative and underlying asset or liability is recognized immediately through earnings. For a derivative designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value net of deferred tax impacts is recorded on the Condensed Consolidated Statement of Financial Position in Accumulated Other Comprehensive Loss (AOCL) to the extent the derivative is effective in mitigating the exposure related to the anticipated transaction. The change in the fair value related to the ineffective portion of the hedge, if any, is immediately recognized in earnings. The amount recorded within AOCL is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The Company does not exclude any amounts from the measure of effectiveness for both fair value and cash flow hedges. All of the Company’s derivatives were designated as accounting hedges as of March 31, 2010.

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of March 31, 2010. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

Interest Rate Swaps
The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In January 2010, the Company entered into two interest rate swap contracts (the 2019 Swaps) which expire on July 15, 2019 and effectively converted $150 million of the 2019 Notes to floating rate debt based on six-month LIBOR plus 1.235 percent. On November 20, 2003, the Company entered into two interest rate swap contracts (the 2013 Swaps) which expire on December 1, 2013 and effectively convert $100 million of the 2013 Notes to floating rate debt based on six-month LIBOR less .075 percent.

The Company has designated the 2019 and 2013 Swaps (the Swaps) as fair value hedges. At March 31, 2010 and September 30, 2009, interest rate swaps were recorded within Other Assets at a fair value of $7 million and $8 million, respectively, and were recorded within Other Liabilities at a fair value of $2 million and $0, respectively, offset by a fair value adjustment to Long-Term Debt (Note 10) of $5 million and $8 million, respectively. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of March 31, 2010 and September 30, 2009, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $387 million and $353 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of March 31, 2010 are as follows:

		Asset Derivatives
		March 31,	September 30,
(in millions)	Classification	2010	2009
Foreign currency forward exchange contracts	Other current assets	$4	$8
Interest rate swaps	Other assets	7	8
Total		$11	$16

		Liability Derivatives
		March 31,	September 30,
(in millions)	Classification	2010	2009
Foreign currency forward exchange contracts	Other current liabilities	$11	$11
Interest rate swaps	Other liabilities	2	0
Total		$13	$11

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the six months ended March 31, 2010 and 2009 is as follows:

		Amount of Gain (Loss)
		Three Months Ended		Six Months Ended
	Location of	March 31		March 31
(in millions)	Gain (Loss)	2010	2009	2010	2009
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$(2)	$(1)	$(4)	$0
Interest rate swaps	Interest expense	3	1	4	2

Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of loss recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$(3)	$1	$0	$(6)
Amount of loss reclassified from AOCL into income	Cost of sales	2	(2)	5	(2)

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three and six months ended March 31, 2010 and 2009. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and six months ended March 31, 2010 and 2009.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $2 million of net losses into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at March 31, 2010 was 124 months.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Six Months Ended
	March 31
(in millions)	2010	2009
Balance at beginning of year	$217	$226
Warranty costs incurred	(25)	(26)
Product warranty accrual	14	20
Pre-existing warranty adjustments	(7)	(2)
Balance at March 31	$199	$218

Guarantees
In connection with the 2006 acquisition of the Quest joint venture (see Note 8) the Company entered into a parent company guarantee related to various obligations of Quest. The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of March 31, 2010, the outstanding loan balance was approximately $6 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of March 31, 2010 the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at March 31, 2010 were $84 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of March 31, 2010, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $8 million. The Company has recorded environmental reserves for this site of $3 million as of March 31, 2010, which represents management’s best estimate of the probable future cost for this site.

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

During the first fiscal quarter of 2010, the Company reduced the employee severance restructuring reserve by $1 million primarily due to lower than expected employee separation costs. The employee severance restructuring reserve is included within Compensation and Benefits on the Condensed Consolidated Statement of Financial Position.

Changes in the employee severance reserve during the six months ended March 31, 2010 are as follows:

Employee
(in millions)	Separation Costs
Balance at September 30, 2009	$10
Cash payments	(7)
Reserve adjustment	(1)
Balance at March 31, 2010	$2

22.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2010	2009	2010	2009
Sales:
Government Systems	$693	$613	$1,309	$1,187
Commercial Systems	449	525	860	1,009
Total sales	$1,142	$1,138	$2,169	$2,196

Segment operating earnings:
Government Systems	$150	$145	$284	$285
Commercial Systems	69	110	137	207
Total segment operating earnings	219	255	421	492

Interest expense	(4)	(3)	(10)	(7)
Stock-based compensation	(6)	(5)	(11)	(10)
General corporate, net	(13)	(7)	(24)	(13)
Restructuring adjustment	0	0	1	0
Income before income taxes	196	240	377	462
Income tax provision	(48)	(76)	(108)	(147)
Net income	$148	$164	$269	$315

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes sales by product category for the three and six months ended March 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2010	2009	2010	2009
Government Systems product categories:
Airborne solutions	$455	$431	$865	$834
Surface solutions	238	182	444	353
Government Systems sales	$693	$613	$1,309	$1,187

Commercial Systems product categories:
Air transport aviation electronics	$251	$259	$492	$479
Business and regional aviation electronics	198	266	368	530
Commercial Systems sales	$449	$525	$860	$1,009

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

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and six months ended March 31, 2010 and 2009 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended March 31, 2010 and 2009

Sales

	Three Months Ended
	March 31
(dollars in millions)	2010	2009
Total sales	$1,142	$1,138

Total sales for the three months ended March 31, 2010 increased $4 million compared to the three months ended March 31, 2009 as the $80 million increase in Government Systems sales was largely offset by a $76 million decrease in Commercial Systems sales. Incremental sales from the May 2009 acquisition of DataPath, Inc. (DataPath) and the December 2009 acquisition of AR Group, Inc. (Air Routing) contributed a total of $87 million, or 8 percentage points of revenue growth. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales.

Cost of Sales

Total cost of sales is summarized as follows:

	Three Months Ended
	March 31
(dollars in millions)	2010	2009
Total cost of sales	$828	$785
Percent of total sales	72.5%	69.0%

Cost of sales consists of all costs incurred to design and manufacture our products and includes research and development (R&D), raw material, labor, facility, product warranty and other related expenses.

Total cost of sales for the three months ended March 31, 2010 increased $43 million, or 5 percent, from the same period of 2009 primarily due to the following:

•
A $28 million increase attributable to the combined impact of higher employee incentive compensation costs, increased defined benefit pension expense and higher employee salaries. Employee incentive compensation and merit pay increases were eliminated in 2009 and partially reinstated in 2010. See the Retirement Plans section for further discussion of pension expense.

•
The remaining increase of $15 million was primarily due to the combined impact of incremental cost of sales from higher Government Systems revenues, partially offset by a $48 million reduction in cost of sales from lower Commercial Systems sales volume.  See the Government Systems and Commercial Systems Financial Results sections below for further discussion.

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended
	March 31
(dollars in millions)	2010	2009
Customer-funded	$133	$135
Company-funded	87	87
Total	$220	$222
Percent of total sales	19.3%	19.5%

R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering related product materials and equipment and subcontracting costs.

R&D expense for the three months ended March 31, 2010 decreased slightly from the same period last year due to a decrease in customer-funded R&D expense. Company-funded R&D was flat during the three months ended March 31, 2010 compared to the same period last year as a $7 million decrease in company-funded R&D expense within Commercial Systems was offset by increased company-funded R&D expense within Government Systems. The lower company-funded R&D expense within Commercial Systems was primarily due to reduced spending as certain projects near completion and the timing of other efforts are delayed as we continue to manage our cost structure and adjust to market demands. The higher company-funded R&D expense within Government Systems was primarily related to the DataPath acquisition and increased spending on other recently awarded and anticipated programs.

Selling, General and Administrative Expenses

Total selling, general and administrative (SG&A) expense is summarized as follows:

	Three Months Ended
	March 31
(dollars in millions)	2010	2009
Selling, general and administrative expenses	$119	$118
Percent of total sales	10.4%	10.4%

SG&A expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing, research or development activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses were relatively flat for the three months ended March 31, 2010 compared to the same period of 2009. The $1 million increase was primarily due to the following:

•
A $14 million increase in SG&A expense due to the combined impact of incremental SG&A expense from the DataPath and Air Routing acquisitions, higher employee incentive compensation costs, and an increase in defined benefit pension expense.

•	A $13 million decrease in SG&A expense primarily comprised of reductions in employee headcount, lower bid and proposal costs, and other cost savings.

Net Income and Diluted Earnings Per Share

	Three Months Ended
	March 31
(dollars in millions, except per share amounts)	2010	2009
Net income	$148	$164
Net income as a percent of sales	13.0%	14.4%
Diluted earnings per share	$0.93	$1.03

Net income for the three months ended March 31, 2010 decreased 10 percent to $148 million, or 13.0 percent of sales, from net income of $164 million, or 14.4 percent of sales, for the three months ended March 31, 2009. Diluted earnings per share decreased 10 percent to $0.93 for the three months ended March 31, 2010 compared to $1.03 for the three months ended March 31, 2009. The decrease in net income and diluted earnings per share was primarily the result of lower earnings from reduced Commercial Systems sales volume partially offset by a decrease in the effective income tax rate due to the Internal Revenue Service (IRS) completing its exam of the taxable years ended September 30, 2006 and 2007. See the Commercial Systems Financial Results section for further discussion of Commercial Systems sales and earnings and the Income Taxes section for further discussion regarding the effective income tax rate.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended
	March 31
(dollars in millions)	2010	2009
Airborne solutions	$455	$431
Surface solutions	238	182
Total	$693	$613
Percent increase	13%

Airborne solutions sales increased $24 million, or 6 percent, for the three months ended March 31, 2010 compared to the same period in the prior year, primarily due to the following:

•	An $18 million increase in tanker and transport program revenues primarily due to recent contract awards on KC-135 and international C-130 programs.

•	$12 million of higher revenue related to special mission aircraft such as the P-3.

•	A decrease of $11 million in fighter jet program revenues due to the wind-down of several legacy platforms.

Surface solutions sales increased $56 million, or 31 percent, for the three months ended March 31, 2010 compared to the same period in the prior year due to the following:

•	Incremental sales from the DataPath acquisition contributed $78 million, or 43 percentage points of revenue growth.

•
Organic sales decreased $22 million, or 12 percent, primarily due to a $20 million reduction in sales for the Defense Advanced GPS Receiver (DAGR) program.  The reduction in DAGR volume was consistent with our planned production schedule to support the U.S. Department of Defense fielding requirements for this product.

Government Systems Segment Operating Earnings

	Three Months Ended
	March 31
(dollars in millions)	2010	2009
Segment operating earnings	$150	$145
Percent of sales	21.6%	23.7%

Government Systems operating earnings increased 3 percent to $150 million, or 21.6 percent of sales, for the three months ended March 31, 2010 compared to operating earnings of $145 million, or 23.7 percent of sales, for the same period one year ago. The $5 million increase in Government Systems operating earnings was primarily due to the following:

•	Incremental operating earnings of $25 million from higher overall sales as discussed in the Government Systems Sales section above.

•	A $6 million increase to operating earnings related to non-cash adjustments to reduce warranty reserves for tanker transport aircraft programs.

•
A decrease in operating earnings of $13 million attributable to the combined impact of higher employee incentive compensation costs and an increase in defined benefit pension expense.  See the Cost of Sales section and Retirement Plans section for further discussion of the higher employee incentive compensation and pension expense, respectively.

•	A $7 million reduction in operating earnings related to higher company-funded R&D expense, as explained in the Cost of Sales section above.

•	A $6 million unfavorable non-cash adjustment related to certain simulation and training solution contracts.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Three Months Ended
	March 31
(dollars in millions)	2010	2009
Air transport aviation electronics:
Original equipment	$113	$102
Aftermarket	127	140
Wide-body in-flight entertainment products	11	17
Total air transport aviation electronics	251	259

Business and regional aviation electronics:
Original equipment	120	193
Aftermarket	78	73
Total business and regional aviation electronics	198	266
Total	$449	$525
Percent (decrease)	(14)%

Total air transport aviation electronics sales decreased $8 million, or 3 percent, for the three months ended March 31, 2010 compared to the same period in the prior year due to the following:

•
Air transport original equipment manufacturer (OEM) revenues increased $11 million, or 11 percent, due primarily to higher sales of airline selectable equipment and slightly higher shipset delivery rates to Boeing.

•
Air transport aftermarket sales decreased $13 million, or 9 percent, due to an $11 million reduction in aftermarket hardware sales and a $2 million reduction in service revenue. The service revenue decrease was primarily related to lower wide-body in-flight entertainment (IFE) services.

•
Wide-body in-flight entertainment products (Wide-body IFE) decreased $6 million, or 35 percent. Wide-body IFE relates to sales of twin-aisle IFE products and systems to customers in the air transport aviation electronics market. In September 2005 we announced our strategic decision to shift research and development resources away from traditional IFE systems for next generation wide-body aircraft.

Business and regional aviation electronics sales decreased $68 million, or 26 percent, for the three months ended March 31, 2010 compared to the same period in the prior year due to the following:

•	Business jet OEM sales decreased $65 million, or 41 percent, primarily due to depressed business jet OEM production rates.

•	Regional jet OEM sales decreased $8 million, or 22 percent, primarily due to depressed regional jet OEM production rates.

•	Organic aftermarket sales decreased $4 million as an $8 million reduction in aftermarket hardware sales was only partially offset by a $4 million increase in service sales.

•	Incremental revenue from the Air Routing acquisition contributed $9 million to business and regional aviation electronics aftermarket sales.

Commercial Systems Segment Operating Earnings

	Three Months Ended
	March 31
(dollars in millions)	2010	2009
Segment operating earnings	$69	$110
Percent of sales	15.4%	21.0%

Commercial Systems operating earnings decreased 37 percent to $69 million, or 15.4 percent of sales, for the three months ended March 31, 2010 compared to operating earnings of $110 million, or 21.0 percent, for the three months ended March 31, 2009. The $41 million decrease in Commercial Systems operating earnings was primarily due to the following:

•	A $40 million decrease attributable to the lower earnings from reduced sales volume as discussed in the Commercial Systems Sales section above.

•
A $10 million reduction in operating earnings attributable to the combined impact of higher employee incentive compensation costs and an increase in defined benefit pension expenses. See the Cost of Sales section and Retirement Plans section for further discussion of the higher employee incentive compensation and pension expense, respectively.

•	A $7 million increase in operating earnings due to lower company-funded R&D expense, as explained in the Cost of Sales section above.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net, which is summarized as follows:

	Three Months Ended
	March 31
(dollars in millions)	2010	2009
General corporate, net	$13	$7

General corporate, net increased $6 million during the three months ended March 31, 2010 compared to the same period of 2009 primarily due to an increase in defined benefit pension expense and higher employee incentive compensation costs. See the Cost of Sales section and Retirement Plans section for further discussion of the increases in employee incentive pay and pension expense, respectively.

Six Months Ended March 31, 2010 and 2009

Sales

	Six Months Ended
	March 31
(dollars in millions)	2010	2009
Total sales	$2,169	$2,196
Percent (decrease)	(1)%

Total sales for the six months ended March 31, 2010 decreased 1 percent to $2,169 million compared to the six months ended March 31, 2009, as a $149 million decrease in Commercial Systems sales was largely offset by the $122 million increase in Government Systems sales. Incremental sales from the May 2009 acquisition of DataPath, the December 2009 acquisition of Air Routing, and the November 2008 acquisition of SEOS Group Limited (SEOS), contributed a total of $156 million, or 7 percentage points of revenue growth. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales for the six months ended March 31, 2010 and 2009.

Cost of Sales

Total cost of sales is summarized as follows:

	Six Months Ended
	March 31
(dollars in millions)	2010	2009
Total cost of sales	$1,562	$1,517
Percent of total sales	72.0%	69.1%

Total cost of sales for the six months ended March 31, 2010 increased $45 million, or 3 percent, from the same period of 2009 primarily due to the following:

•
A $38 million increase attributable to the combined impact of higher employee incentive compensation costs, increased defined benefit pension expense and higher employee salaries. Employee incentive compensation and merit pay increases were eliminated in 2009 and partially reinstated in 2010. See the Retirement Plans section for further discussion of pension expense.

•
An $18 million increase primarily due to the combined impact of incremental cost of sales from higher Government Systems revenues, partially offset by a $77 million reduction in cost of sales from lower Commercial Systems sales volume.  See the Government Systems and Commercial Systems Financial Results sections below for further discussion.

•	An $11 million decrease was due to lower R&D expense as explained below.

R&D expense is included as a component of cost of sales and is summarized as follows:

	Six Months Ended
	March 31
(dollars in millions)	2010	2009
Customer-funded	$248	$256
Company-funded	167	170
Total	$415	$426
Percent of total sales	19.1%	19.4%

Total R&D expense for the six months ended March 31, 2010 decreased $11 million, or 3 percent, from the same period last year and was relatively flat as a percent of total sales. Company-funded R&D expense decreased slightly as a $17 million reduction in company-funded R&D expense within Commercial Systems was offset by a $14 million increase in company-funded R&D expense within Government Systems. The lower company-funded R&D expense within Commercial Systems was primarily due to reduced spending as certain projects near completion and the timing of other efforts are delayed as we continue to manage our cost structure and adjust to market demands. The higher company-funded R&D expense within Government Systems was primarily related to the DataPath acquisition and increased spending on other recently awarded and anticipated programs.

Selling, General and Administrative Expenses

Total SG&A expense is summarized as follows:

	Six Months Ended
	March 31
(dollars in millions)	2010	2009
Selling, general and administrative expenses	$228	$223
Percent of total sales	10.5%	10.2%

Total SG&A expenses increased $5 million, or 2 percent, for the six months ended March 31, 2010 compared to the same period of 2009, primarily due to the following:

•
A $23 million increase due to the combined impact of incremental SG&A expense from the DataPath, Air Routing, and SEOS acquisitions, higher employee incentive compensation costs, and an increase in defined benefit pension expense.

•	An $18 million decrease in SG&A expense primarily comprised of reductions in employee headcount, lower bid and proposal costs, and other cost savings.

Net Income and Diluted Earnings Per Share

	Six Months Ended
	March 31
(dollars in millions, except per share amounts)	2010	2009
Net income	$269	$315
Net income as a percent of sales	12.4%	14.3%
Diluted earnings per share	$1.69	$1.98

Net income for the six months ended March 31, 2010 decreased 15 percent to $269 million, or 12.4 percent of sales, from net income of $315 million, or 14.3 percent of sales, for the six months ended March 31, 2009. Diluted earnings per share decreased 15 percent to $1.69 for the six months ended March 31, 2010 compared to $1.98 for the six months ended March 31, 2009. The decrease in net income and diluted earnings per share was primarily the result of lower earnings from reduced Commercial Systems sales volume partially offset by a decrease in the effective income tax rate due to the IRS completing its exam of the taxable years ended September 30, 2006 and 2007. See the Commercial Systems Financial Results section for further discussion of Commercial Systems sales and earnings and see the Income Taxes section for further discussion regarding the effective income tax rate.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Six Months Ended
	March 31
(dollars in millions)	2010	2009
Airborne solutions	$865	$834
Surface solutions	444	353
Total	$1,309	$1,187
Percent increase	10%

Airborne solutions sales increased $31 million, or 4 percent, for the six months ended March 31, 2010 compared to the same period in the prior year, primarily due to the following:

•	Incremental sales from the SEOS acquisition contributed $5 million, or 1 percentage point of revenue growth.

•	A $23 million increase in tanker and transport and special mission program revenues was primarily due to three recent international program wins to upgrade P-3 and C-130 aircraft.

•	A $14 million increase in mission systems program revenues was primarily related to higher development work on the U.S. Navy E-6 upgrade program and other various items.

•	The above items were partially offset by a $20 million reduction in fighter jet program revenues due to the wind-down of several legacy platforms.

Surface solutions sales increased $91 million, or 26 percent, for the six months ended March 31, 2010 compared to the same period in the prior year due to the following:

•	Incremental sales from the DataPath acquisition contributed $138 million, or 39 percentage points of revenue growth.

•
Organic sales decreased $47 million, or 13 percent, primarily due to a $40 million reduction in sales for the DAGR program. The reduction in DAGR volume was consistent with our planned production schedule to support the U.S. Department of Defense fielding requirements for this product.

Government Systems Segment Operating Earnings

	Six Months Ended
	March 31
(dollars in millions)	2010	2009
Segment operating earnings	$284	$285
Percent of sales	21.7%	24.0%

Government Systems operating earnings decreased $1 million to $284 million, or 21.7 percent of sales, for the six months ended March 31, 2010 compared to operating earnings of $285 million, or 24.0 percent of sales, for the same period one year ago. The $1 million decrease in Government Systems operating earnings was primarily due to the following:

•
A $19 million reduction in operating earnings attributable to the combined impact of higher employee incentive compensation costs and an increase in defined benefit pension expense.  See the Cost of Sales section and Retirement Plans section for further discussion of the higher employee incentive compensation and pension expense, respectively.

•	A $14 million reduction in operating earnings due to higher company-funded R&D expense, as explained in the Cost of Sales section above.

•	A $32 million increase related to incremental operating earnings from higher overall sales as discussed in the Government Systems Sales section above.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Six Months Ended
	March 31
(dollars in millions)	2010	2009
Air transport aviation electronics:
Original equipment	$211	$169
Aftermarket	252	272
Wide-body in-flight entertainment products	29	38
Total air transport aviation electronics	492	479

Business and regional aviation electronics:
Original equipment	223	370
Aftermarket	145	160
Total business and regional aviation electronics	368	530
Total	$860	$1,009
Percent (decrease)	(15)%

Total air transport aviation electronics sales increased $13 million, or 3 percent, for the six months ended March 31, 2010 compared to the same period in the prior year due to the following:

•	Air transport OEM sales increased $42 million, or 25 percent, as sales in the prior year were adversely impacted by Boeing’s labor strike.

•
Air transport aftermarket sales decreased $20 million, or 7 percent, due to a $15 million reduction in aftermarket hardware sales and an $5 million reduction in service revenue. The service revenue decrease is primarily related to lower IFE services.

•
Wide-body in-flight entertainment products (Wide-body IFE) decreased $9 million, or 24 percent. Wide-body IFE relates to sales of twin-aisle IFE products and systems to customers in the air transport aviation electronics market. In September 2005 we announced our strategic decision to shift research and development resources away from traditional IFE systems for next generation wide-body aircraft.

Business and regional aviation electronics sales decreased $162 million, or 31 percent, for the six months ended March 31, 2010 compared to the same period in the prior year due to the following:

•	Business jet OEM sales decreased $134 million, or 44 percent, primarily due to depressed business jet OEM production rates.

•	Regional jet OEM sales decreased $13 million, or 20 percent, primarily due to depressed business jet OEM production rates.

•
Organic business and regional aftermarket sales decreased $24 million, or 15 percent, as a $26 million reduction in aftermarket hardware sales was partially offset by a $2 million increase in service revenues.

•	The above items were partially offset by $9 million of aftermarket growth from the Air Routing acquisition.

Commercial Systems Segment Operating Earnings

	Six Months Ended
	March 31
(dollars in millions)	2010	2009
Segment operating earnings	$137	$207
Percent of sales	15.9%	20.5%

Commercial Systems operating earnings decreased 34 percent to $137 million, or 15.9 percent of sales, for the six months ended March 31, 2010 compared to operating earnings of $207 million, or 20.5 percent of sales, for the six months ended March 31, 2009. The $70 million decrease in Commercial Systems operating earnings was primarily due to the following:

•	An $83 million decrease attributable to the lower earnings from reduced sales volume as discussed in the Commercial Systems Sales section above.

•
A $14 million reduction in operating earnings attributable to the combined impact of higher employee incentive compensation costs and an increase in defined benefit pension expenses. See the Cost of Sales section and Retirement Plans section for further discussion of the higher employee incentive compensation and pension expense, respectively.

•	A $17 million benefit to operating earnings due to lower company-funded R&D expense, as explained in the Cost of Sales section above.

•	A $10 million benefit to operating earnings primarily due to lower SG&A expenses from reduced head count and other cost saving initiatives.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net, which is summarized as follows:

	Six Months Ended
	March 31
(dollars in millions)	2010	2009
General corporate, net	$24	$13

General corporate, net increased $11 million during the six months ended March 31, 2010 as compared to the same period of 2009 primarily due to an increase in defined benefit pension expense and higher employee incentive compensation costs. See the Cost of Sales section and Retirement Plans section for further discussion surrounding the increases in employee incentive pay and pension expense, respectively.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(dollars in millions)	2010	2009	2010	2009
Pension benefits	$6	$(5)	$13	$(8)
Other retirement benefits	2	1	3	2
Net benefit expense (income)	$8	$(4)	$16	$(6)

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

For the full year 2010, defined benefit pension plan expense will increase by approximately $44 million to $26 million of expense, compared to $(18) million of income for the full year 2009. The increase is primarily due to the unfavorable impact of a decrease in the defined benefit pension plan valuation discount rate used to measure our U.S. pension expense from 7.60 percent in 2009 to 5.47 percent in 2010.

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

Other Retirement Benefits
We expect other retirement benefits expense of approximately $5 million in 2010 compared to the full year 2009 expense of $4 million.

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

During the three months ended March 31, 2010 and 2009, our effective income tax rate was 24.5 percent and 31.7 percent, respectively. The effective income tax rate was lower for the three months ended March 31, 2010 than the same period in the prior year due to the completion of the IRS examination of taxable years ended September 30, 2006 and 2007 which resulted in a benefit to the effective income tax rate of about 10 percentage points. This benefit to our effective income tax rate was partially offset by an increase to our effective income tax rate of about 2 percentage points, or $4 million, related to the unfavorable impact of lower Federal R&D Tax Credits as a result of pro-rating the three months of available Federal R&D Tax Credits over the full 2010 fiscal year.  In addition, the unfavorable impact of certain changes to the tax treatment of the Medicare part D retiree subsidy related to the Patient Protection and Affordable Care Act (H.R. 3590) that was signed into law on March 23, 2010  resulted in an increase to our effective income tax rate of about 1 percentage point, or $1 million.

During the six months ended March 31, 2010 and 2009, our effective income tax rate was 28.6 percent and 31.8 percent, respectively. The effective income tax rate was lower for the six months ended March 31, 2010 than the same period in the prior year primarily due to the benefit from the completion of the IRS examination during the six months ended March 31, 2010, which reduced our effective income tax rate by about 5 percentage points, partially offset by the lack of available Federal R&D Tax Credits past December 31, 2009 which increased our effective income tax rate by about 2 percentage points, or $7 million.

The effective income tax rate for the three and six months ended March 31, 2010 and March 31, 2009 include a tax benefit related to the DMD. The DMD tax benefit available in fiscal year 2009 and fiscal year 2008 is two-thirds of the full benefit that will be available beginning in fiscal year 2011.

For fiscal year 2010, our effective income tax rate is projected to be in the range of 30 percent to 31 percent. The projected rate for 2010 no longer requires the extension of the Federal R&D Tax Credit before the end of our September 30, 2010 fiscal year.  If the Federal R&D Tax Credit is extended before the end of our 2010 fiscal year, the impact to our effective tax rate guidance would be a decrease of approximately 1.5 percentage points.

Outlook

The following table is a complete summary of our fiscal year 2010 financial guidance, which is unchanged from the financial guidance initially provided on September 17, 2009:

•	total sales in the range of $4.6 billion to $4.8 billion

•	diluted earnings per share in the range of $3.35 to $3.55

•	cash provided by operating activities in the range of $600 million to $700 million

•	capital expenditures of approximately $135 million

•	total company and customer-funded R&D expenditures in the range of $870 million to $900 million, or about 19 percent of sales

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities

	Six Months Ended
	March 31
(in millions)	2010	2009
Cash provided by operating activities	$280	$137

The increase in cash provided by operating activities during the six months ended March 31, 2010 compared to the same period last year was primarily due to the following:

•
Payments for incentive pay decreased $113 million in 2010 compared to 2009. Incentive pay is expensed in the year it is incurred and paid in the first fiscal quarter of the following year. For the full fiscal year 2009, no incentive pay costs were incurred; accordingly, there was no 2010 payment for incentive pay.

•
Cash receipts from customers increased $37 million for the first six months of 2010 compared to the same period in 2009.  Strong working capital management of receivables and customer advances resulted in a $64 million increase of customer cash receipts in 2010 compared to 2009 partially offset by $27 million of lower sales volume.

Investing Activities

	Six Months Ended
	March 31
(in millions)	2010	2009
Cash used for investing activities	$(156)	$(103)

The increase in cash used for investing activities during the six months ended March 31, 2010 compared to the same period last year was primarily due to the following:

•	In the first six months of 2010 we acquired Air Routing for $91 million compared to the 2009 acquisition of SEOS for $28 million.

•	$15 million reduction in property additions in 2010 compared to 2009.

Financing Activities

	Six Months Ended
	March 31
(in millions)	2010	2009
Cash used for financing activities	$(113)	$(19)

The increase in cash used for financing activities during the six months ended March 31, 2010 compared to the same period last year was primarily due to lower net borrowings of short-term debt. There were no net short-term borrowings in 2010 compared to $98 million in 2009.

Financial Condition and Liquidity

We have historically maintained a financial structure characterized by conservative levels of debt outstanding that enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners. A comparison of key elements of our financial condition as of March 31, 2010 and September 30, 2009 are as follows:

	March 31,	September 30,
(dollars in millions)	2010	2009
Cash and cash equivalents	$246	$235
Long-term debt, net	(527)	(532)
Net debt (1)	$(281)	$(297)
Total shareowners’ equity	$1,496	$1,295
Debt to total capitalization (2)	26%	29%

(1) Calculated as total of short-term and long-term debt, net (Total Debt), less cash and cash equivalents
(2) Calculated as Total Debt divided by the sum of Total Debt plus total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. Due to the fluctuations of cash flows, we supplement our internally generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At March 31, 2010 and September 30, 2009, there were no short-term commercial paper borrowings outstanding.

In the event our access to the commercial paper markets is impaired, we have access to an $850 million Revolving Credit Facility through a network of banks that matures in 2012, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at March 31, 2010 based on this financial covenant was 17 percent. We had no borrowings at March 31, 2010 under our Revolving Credit Facility.

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

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing in terms of interest rates. Our strong credit ratings have enabled continued access to both short and long-term credit markets despite difficult market conditions during 2009. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of March 31, 2010:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Stable
Moody’s Investors Service	P-1	A1	Stable
Standard & Poor’s	A-1	A	Stable

We were in compliance with all debt covenants at March 31, 2010 and September 30, 2009.

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 19 of the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of our financial statements are described in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2009. Actual results in these areas could differ from management's estimates.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers (including major U.S. airlines); the health of the global economy, including potential deterioration in economic and financial market conditions; the rate of recovery of the commercial aftermarket; delays related to the award of domestic and international contracts; the continued support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of the global war on terrorism and declining defense budgets on government military procurement expenditures and budgets; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with export control regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At March 31, 2010, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $200 million and a fair value of $216 million. In 2004 we converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less .075 percent by executing “receive fixed, pay variable” interest rate swap contracts. At March 31, 2010, we also had $300 million of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $298 million and a fair value of $313 million. In January 2010 we converted $150 million of this fixed rate debt to floating rate debt based on six-month LIBOR plus 1.235 percent.

A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $10 million and $11 million, respectively. The fair value of the $250 million notional value of interest rate swap contracts was a $5 million net asset at March 31, 2010. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $6 million and $6 million, respectively. At March 31, 2010, we also had $24 million of variable rate long-term debt outstanding. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 16 and 17 in the Condensed Consolidated Financial Statements.

Foreign Currency Risk
We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $387 million and $353 million at March 31, 2010 and September 30, 2009, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a net liability of $7 million and a net liability of $3 million at March 31, 2010 and September 30, 2009, respectively. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at March 31, 2010 by $6 million.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of March 31 2010, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of March 31, 2010 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]

January 1, 2010 through January 31, 2010	190,000	$55.62	190,000	$170 million
February 1, 2010 through February 28, 2010	195,000	54.20	195,000	160 million
March 1, 2010 through March 31, 2010	270,000	61.16	270,000	143 million
Total	655,000	$57.49	655,000	$143 million

(1)	On September 16, 2009, our Board authorized the repurchase of an additional $200 million of our common stock. This authorization has no stated expiration.

Item 5. Other Information

(a)
The annual meeting of shareowners of the Company was held on February 9, 2010 and the number of voting shares outstanding as of the record date was 157,481,130. The meeting was duly held and a quorum was present.

(b)	At the meeting, the shareowners:

i.	voted to elect three directors of the Company. Each nominee for director was elected to a term expiring in 2013 by a vote of the shareowners as follows:

	Affirmative	Votes
	Votes	Withheld

Donald R. Beall	115,498,009	2,336,985
Mark Donegan	112,306,488	5,528,506
Andrew J. Policano	111,865,195	5,969,799

In addition to the directors elected above, the Company’s Board of Directors also include the following continuing directors with terms expiring in 2011 or 2012:  Chris A. Davis, Ralph E. Eberhart, David Lilley, Anthony J. Carbone, Clayton M. Jones and Cheryl L. Shavers.

ii.
voted on a proposal to approve the selection by the Audit Committee of the Board of Directors of the firm Deloitte & Touche LLP as auditors of the Company. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	135,800,632
Negative votes	1,883,524
Abstentions	465,217

iii.	voted on a proposal to approve amendments to the Company’s 2006 Long-Term Incentives Plan. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	102,570,582
Negative votes	14,387,986
Abstentions	876,426

iv.	voted on a shareowner proposal requesting a vote on executive pay. The proposal was not approved by a vote of the shareowners as follows:

Affirmative votes	52,182,446
Negative votes	64,042,397
Abstentions	1,610,151

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: April 23, 2010	By	/s/ M. A. Schulte
M. A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: April 23, 2010	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary