Form 10-Q
period 2010-06-30
ROCKWELL COLLINS INC
filed 2010-07-29
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
Yes ☐  No ☑

157,198,551 shares of registrant's Common Stock, par value $.01 per share, were outstanding on July 19, 2010.

ROCKWELL COLLINS, INC.

INDEX

			Page No.

PART I.	FINANCIAL INFORMATION:

	Item 1.	Condensed Consolidated Financial Statements:

		Condensed Consolidated Statement of Financial Position (Unaudited) —
		June 30, 2010 and September 30, 2009	2

		Condensed Consolidated Statement of Operations (Unaudited) —
		Three and Nine Months Ended June 30, 2010 and 2009	3

		Condensed Consolidated Statement of Cash Flows (Unaudited) —
		Nine Months Ended June 30, 2010 and 2009	4

		Notes to Condensed Consolidated Financial Statements (Unaudited)	5

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	22

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

	Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION:

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

	Item 6.	Exhibits	40

Signatures			41

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)

(in millions, except per share amounts)

	June 30,	September 30,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$303	$235
Receivables, net	917	913
Inventories, net	980	943
Current deferred income taxes	136	154
Other current assets	90	117
Total current assets	2,426	2,362

Property	709	719
Goodwill	756	695
Intangible Assets	308	269
Long-term Deferred Income Taxes	304	371
Other Assets	233	229
TOTAL ASSETS	$4,736	$4,645
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$22	$0
Accounts payable	388	366
Compensation and benefits	211	199
Advance payments from customers	332	349
Product warranty costs	192	217
Other current liabilities	221	228
Total current liabilities	1,366	1,359

Long-term Debt, Net	516	532
Retirement Benefits	1,102	1,254
Other Liabilities	171	205

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,409	1,395
Retained earnings	2,715	2,444
Accumulated other comprehensive loss	(1,084)	(1,080)
Common stock in treasury, at cost (shares held: June 30, 2010, 26.5; September 30, 2009, 26.7)	(1,465)	(1,469)
Total shareowners’ equity	1,577	1,292
Noncontrolling interest	4	3
Total equity	1,581	1,295
TOTAL LIABILITIES AND EQUITY	$4,736	$4,645

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

 (in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2010	2009	2010	2009
Sales:
Product sales	$1,109	$978	$3,070	$2,965
Service sales	105	106	313	315
Total sales	1,214	1,084	3,383	3,280

Costs, expenses and other:
Product cost of sales	817	687	2,239	2,062
Service cost of sales	73	72	213	214
Selling, general and administrative expenses	119	108	347	331
Interest expense	5	5	15	12
Other income, net	(5)	(3)	(13)	(16)
Total costs, expenses and other	1,009	869	2,801	2,603

Income before income taxes	205	215	582	677

Income tax provision	63	70	171	217

Net income	$142	$145	$411	$460

Earnings per share:
Basic	$0.90	$0.92	$2.61	$2.91
Diluted	$0.89	$0.91	$2.58	$2.89

Weighted average common shares:
Basic	157.3	158.0	157.2	158.0
Diluted	159.5	159.7	159.3	159.4

Cash dividends per share	$0.24	$0.24	$0.72	$0.72

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in millions)

	Nine Months Ended
	June 30
	2010	2009
Operating Activities:
Net income	$411	$460
Adjustments to arrive at cash provided by operating activities:
Depreciation	84	84
Amortization of intangible assets	26	20
Stock-based compensation expense	17	15
Compensation and benefits paid in common stock	48	49
Tax benefit from stock-based compensation	14	1
Excess tax benefit from stock-based compensation	(13)	(1)
Deferred income taxes	49	27
Pension plan contributions	(108)	(87)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	19	60
Inventories	(65)	(33)
Accounts payable	20	(73)
Compensation and benefits	15	(139)
Advance payments from customers	(19)	7
Product warranty costs	(25)	(7)
Income taxes	2	14
Other assets and liabilities	(35)	(16)
Cash Provided by Operating Activities	440	381

Investing Activities:
Property additions	(83)	(117)
Acquisition of businesses, net of cash acquired	(95)	(146)
Acquisition of intangible assets	(5)	(1)
Other investing activities	0	(1)
Cash Used for Investing Activities	(183)	(265)

Financing Activities:
Purchases of treasury stock	(117)	(95)
Cash dividends	(113)	(114)
Decrease in short-term borrowings	0	(170)
Net proceeds from the issuance of long-term debt	0	296
Proceeds from the exercise of stock options	31	10
Excess tax benefit from stock-based compensation	13	1
Cash Used for Financing Activities	(186)	(72)

Effect of exchange rate changes on cash and cash equivalents	(3)	(1)

Net Change in Cash and Cash Equivalents	68	43
Cash and Cash Equivalents at Beginning of Period	235	175
Cash and Cash Equivalents at End of Period	$303	$218

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

2.	Recently Issued Accounting Standards

In April 2010, the Financial Accounting Standards Board (FASB) issued guidance allowing companies to apply the milestone method of accounting to research or development arrangements in which a vendor satisfies its performance obligations over time and all or a portion of the arrangement consideration is contingent upon the achievement of a milestone. The guidance also requires certain quantitative and qualitative disclosures about the arrangements to which an entity elects to apply the milestone method. The guidance is effective for the Company at the beginning of fiscal year 2011. The Company is currently evaluating the impact of this guidance, if any, on the Company’s financial statements.

In January 2010, the FASB revised its guidance regarding fair value measurement disclosures. The guidance requires new disclosure about transfers between the levels of the fair value hierarchy as well as expanded disclosure regarding activity within Level 3 of the fair value hierarchy. The Company adopted this guidance in the second quarter of 2010 with no impact to the Company’s financial statements.

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

In November 2008, the FASB ratified guidance related to accounting for defensive intangible assets subsequent to their acquisition. Acquired defensive intangible assets include assets that an entity does not intend to actively use, but does intend to hold or “lock up” such that others are prevented from using the asset. The new guidance requires defensive intangible assets to be assigned a useful life that reflects the entity's consumption of the expected benefits related to the asset. The Company adopted this guidance in the first quarter of fiscal year 2010 with no impact to the Company’s financial statements. However, the standard could have a significant effect on any defensive intangible assets the Company acquires in the future.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In December 2007, the FASB issued a standard that changes the way companies account for and report noncontrolling interests (minority interests) of consolidated subsidiaries. The Company adopted this standard in the first quarter of fiscal year 2010 with no impact to the Company’s financial statements other than the Company has changed the presentation of noncontrolling interests on the Condensed Consolidated Statement of Financial Position. Noncontrolling interests of $4 million at June 30, 2010 and $3 million at September 30, 2009 are now included within Equity. Previously, noncontrolling interests were included within Other Liabilities.

3.	Acquisitions

AR Group, Inc.
On December 31, 2009, the Company acquired all the shares of AR Group, Inc. (Air Routing). Air Routing, with headquarters located in Houston, Texas, is a leading global provider of trip support services for business aircraft flight operations. The cash purchase price, net of cash acquired, was $91 million. The Company is in process of allocating the purchase price and finalizing pre-acquisition income taxes. Based on the Company’s preliminary allocation of the purchase price, $57 million has been allocated to goodwill and $39 million to finite-lived intangible assets with a weighted average life of approximately 22 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will broaden the Company’s information management flight operations' capabilities. The Company is currently evaluating the portion of the goodwill that may be tax deductible. Air Routing goodwill is included within the Commercial Systems segment.

DataPath, Inc.
On May 29, 2009, the Company acquired all the shares of DataPath, Inc. (DataPath). DataPath, with operations in the U.S. and Sweden, is a global leader in creating satellite-based communication solutions, primarily for military applications. The purchase price, net of cash acquired, was $125 million, of which $118 million was paid in cash in 2009 and $4 million was paid in cash during the nine months ended June 30, 2010. The remaining $3 million is to be paid through 2011. In the third quarter of 2010, the purchase price allocation was finalized with $69 million allocated to goodwill and $28 million to finite-lived intangible assets with a weighted average life of approximately 6 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will augment the Company’s networked communication offerings. None of the goodwill resulting from the acquisition is tax deductible. The goodwill is included within the Government Systems segment.

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

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Receivables, Net

Receivables, net are summarized as follows:

	June 30,	September 30,
(in millions)	2010	2009
Billed	$722	$734
Unbilled	261	217
Less progress payments	(54)	(27)
Total	929	924
Less allowance for doubtful accounts	(12)	(11)
Receivables, net	$917	$913

Receivables not expected to be collected during the next twelve months are classified as long term and are included within Other Assets.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

5.	Inventories, Net

Inventories, net are summarized as follows:

	June 30,	September 30,
(in millions)	2010	2009
Finished goods	$174	$177
Work in process	275	262
Raw materials, parts and supplies	341	341
Less progress payments	(100)	(77)
Total	690	703
Pre-production engineering costs	290	240
Inventories, net	$980	$943

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

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Property

Property is summarized as follows:

	June 30,	September 30,
(in millions)	2010	2009
Land	$30	$30
Buildings and improvements	353	349
Machinery and equipment	931	891
Information systems software and hardware	274	259
Furniture and fixtures	62	62
Construction in progress	70	88
Total	1,720	1,679
Less accumulated depreciation	(1,011)	(960)
Property	$709	$719

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended June 30, 2010 are summarized as follows:

	Government	Commercial
(in millions)	Systems	Systems	Total
Balance at September 30, 2009	$496	$199	$695
Air Routing acquisition	0	57	57
DataPath adjustment	16	0	16
Foreign currency translation adjustments	(12)	0	(12)
Balance at June 30, 2010	$500	$256	$756

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company’s 2010 and 2009 impairment tests resulted in no impairment.

Intangible assets are summarized as follows:

	June 30, 2010			September 30, 2009
		Accum			Accum
(in millions)	Gross	Amort	Net	Gross	Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$212	$(117)	$95	$214	$(104)	$110
Customer relationships	237	(46)	191	174	(36)	138
License agreements	22	(5)	17	17	(4)	13
Trademarks and tradenames	14	(11)	3	15	(9)	6
Intangible assets with indefinite lives:
Trademarks and tradenames	2	0	2	2	0	2
Intangible assets	$487	$(179)	$308	$422	$(153)	$269

The Company provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer Relationship Intangible Asset and amortized over the period the Company has received a contractually enforceable right related to the incentives. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales whereas incentives consisting of free products are amortized as cost of sales. The net book value of sales incentives included in Customer Relationship Intangible Assets was $139 million and $109 million at June 30, 2010 and September 30, 2009, respectively.

Amortization expense for intangible assets for the three and nine months ended June 30, 2010 was $8 million and $26 million, respectively, compared to $8 million and $20 million for the three and nine months ended June 30, 2009. Annual amortization expense for intangible assets for 2010, 2011, 2012, 2013 and 2014 is expected to be $38 million, $35 million, $36 million, $31 million and $33 million, respectively.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Other Assets

Other assets are summarized as follows:

	June 30,	September 30,
(in millions)	2010	2009
Long-term receivables	$82	$97
Investments in equity affiliates	11	10
Exchange and rental assets (net of accumulated depreciation of $104 at June 30, 2010 and $103 at September 30, 2009)	50	50
Other	90	72
Other assets	$233	$229

Investments in equity affiliates primarily consist of four joint ventures:

•	Vision Systems International, LLC (VSI): VSI is a joint venture with Elbit Systems, Ltd. for the joint pursuit of helmet mounted cueing systems for the worldwide military fixed wing aircraft market
•	Data Link Solutions LLC (DLS): DLS is a joint venture with BAE Systems, plc for the joint pursuit of the worldwide military data link market
•	Integrated Guidance Systems LLC (IGS): IGS is a joint venture with Honeywell International Inc. for the joint pursuit of integrated precision guidance solutions for worldwide guided weapons systems
•	Quest Flight Training Limited (Quest): Quest is a joint venture with Quadrant Group plc (Quadrant) that provides aircrew training services primarily for the United Kingdom Ministry of Defence

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

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $23 million and $62 million for the three and nine months ended June 30, 2010, respectively, and $33 million and $70 million for the three and nine months ended June 30, 2009, respectively. The deferred portion of profit generated from sales to equity affiliates was $2 million at June 30, 2010 and $3 million at September 30, 2009.

9.	Other Current Liabilities

Other current liabilities are summarized as follows:

	June 30,	September 30,
(in millions)	2010	2009
Customer incentives	$122	$122
Contract reserves	12	11
Income taxes payable	2	4
Other	85	91
Other current liabilities	$221	$228

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

Short-term Debt
Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. At June 30, 2010 and September 30, 2009, there were no outstanding short-term commercial paper borrowings.

As of June 30, 2010, $22 million of short-term debt was outstanding under a five-year unsecured variable rate loan agreement for a non-U.S. subsidiary that was entered into in June 2006 and is due in June 2011. The variable rate loan facility agreement contains customary loan covenants, none of which are financial covenants. Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreement would require the repayment of any outstanding borrowings under the agreement.

Revolving Credit Facilities
The Company has an $850 million unsecured revolving credit facility with various banks that matures in March 2012. The credit facility has options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. This credit facility exists primarily to support the Company’s commercial paper program, but may be used for other purposes in the event access to the commercial paper market is impaired or eliminated. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirements plans. The ratio was 17 percent as of June 30, 2010. In addition, the credit facility contains other non-financial covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At June 30, 2010 and September 30, 2009, there were no outstanding borrowings under this revolving credit facility.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $54 million as of June 30, 2010, of which $32 million was utilized to support commitments in the form of commercial letters of credit. As of June 30, 2010 and September 30, 2009, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At June 30, 2010 and September 30, 2009, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

Long-term Debt
In addition to the Company’s credit facilities and commercial paper program, the Company has a shelf registration statement filed with the Securities and Exchange Commission pursuant to which the Company can publicly offer and sell securities. This shelf registration covers an unlimited amount of debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale.

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

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

	June 30,	September 30,
(in millions)	2010	2009
Principal amount of 2019 Notes, net of discount	$298	$298
Principal amount of 2013 Notes	200	200
Principal amount of variable rate loan due June 2011	22	26
Fair value swap adjustment (Notes 16 and 17)	18	8
Total	538	532
Less current portion	(22)	0
Long-term debt, net	$516	$532

The Company was in compliance with all debt covenants at June 30, 2010 and September 30, 2009.

Interest paid on debt for the nine months ended June 30, 2010 and 2009 was $14 million and $10 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

Pension Benefits
The components of expense (income) for Pension Benefits for the three and nine months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2010	2009	2010	2009
Service cost	$1	$1	$4	$4
Interest cost	40	42	119	126
Expected return on plan assets	(53)	(51)	(158)	(151)
Amortization:
Prior service credit	(5)	(5)	(14)	(14)
Net actuarial loss	23	8	68	22
Net benefit expense (income)	$6	$(5)	$19	$(13)

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Retirement Benefits
The components of expense (income) for Other Retirement Benefits for the three and nine months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2010	2009	2010	2009
Service cost	$0	$1	$2	$2
Interest cost	3	4	9	11
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization:
Prior service credit	(5)	(5)	(16)	(16)
Net actuarial loss	4	2	10	7
Net benefit expense	$1	$1	$4	$3

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2009, the Company made a $98 million contribution to the U.S. qualified pension plan. The Company is not required by current governmental regulations to make any additional contributions to the U.S. qualified pension plan in 2010. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and any changes to the U.S. pension funding legislation. The Company may elect to make additional discretionary contributions during 2010 to further improve the funded status of this plan. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $12 million in 2010. For the nine months ended June 30, 2010 and 2009, the Company made contributions of $10 million and $12 million, respectively, to the non-U.S. plans and the U.S. non-qualified pension plan.

12.	Stock-Based Compensation

Total stock-based compensation expense included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2010	2009	2010	2009
Stock-based compensation expense included in:
Product cost of sales	$1	$1	$3	$3
Service cost of sales	1	0	2	1
Selling, general and administrative expenses	4	4	12	11
Total	$6	$5	$17	$15

The Company issued awards of equity instruments under the Company’s various incentive plans for the nine months ended June 30, 2010 and 2009 as follows:

			Performance		Restricted		Restricted
	Options		Shares		Stock		Stock Units
		Weighted		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average	Number	Average
(shares in thousands)	Issued	Fair Value	Issued	Fair Value	Issued	Fair Value	Issued	Fair Value
Nine months ended June 30, 2010	822.4	$12.80	197.6	$53.12	56.6	$53.08	26.2	$53.73
Nine months ended June 30, 2009	1,327.9	$7.12	308.7	$30.61	98.7	$30.39	40.9	$35.83

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The maximum number of shares of common stock that can be issued with respect to the performance shares granted in 2010 based on the achievement of performance targets for fiscal years 2010 through 2012 is 472 thousand.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following assumptions:

	2010	2009
	Grants	Grants
Risk-free interest rate (U.S. Treasury zero coupon issues)	2.68%	2.37%
Expected dividend yield	2.33%	1.59%
Expected volatility	27.00%	24.00%
Expected life	7 years	6 years

Employee Benefits Paid in Company Stock
During the nine months ended June 30, 2010 and 2009, 0.9 million and 1.4 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $48 million and $49 million for the respective periods.

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions, except per share amounts)	2010	2009	2010	2009
Numerator:
Numerator for basic and diluted earnings per share – Net income	$142	$145	$411	$460

Denominator:
Denominator for basic earnings per share – weighted average common shares	157.3	158.0	157.2	158.0
Effect of dilutive securities:
Stock options	1.7	1.2	1.7	1.0
Performance shares, restricted shares and restricted stock units	0.5	0.5	0.4	0.4
Dilutive potential common shares	2.2	1.7	2.1	1.4
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	159.5	159.7	159.3	159.4
Earnings per share:
Basic	$0.90	$0.92	$2.61	$2.91
Diluted	$0.89	$0.91	$2.58	$2.89

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.4 million and 1.3 million for the three months ended June 30, 2010 and 2009, respectively, and 0.8 million and 1.4 million for the nine months ended June 30, 2010 and 2009, respectively.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2010	2009	2010	2009
Net income	$142	$145	$411	$460
Unrealized foreign currency translation adjustment	(18)	15	(30)	1
Foreign currency cash flow hedge adjustment	2	4	(1)	2
Amortization of defined benefit plan costs	10	3	29	3
Other	(2)	0	(2)	0
Comprehensive income	$134	$167	$407	$466

The Company has one consolidated subsidiary with income attributable to a noncontrolling interest. The net income and comprehensive income attributable to the noncontrolling interest is insignificant.

14.	Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2010	2009	2010	2009
Royalty income	$2	$2	$6	$6
Earnings from equity affiliates	2	1	7	5
Interest income	1	1	3	4
Other	0	(1)	(3)	1
Other income, net	$5	$3	$13	$16

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended June 30, 2010 and 2009, the effective income tax rate was 30.7 percent and 32.6 percent, respectively. During the nine months ended June 30, 2010 and 2009, the effective income tax rate was 29.4 percent and 32.1 percent, respectively.

The effective income tax rate was lower for the three months ended June 30, 2010 compared to the same period of the prior year, primarily due to additional tax benefits related to prior year tax returns, which resulted in a reduction to the effective income tax rate of approximately 4 percent, partially offset by differences in the availability of the Federal Research and Development Tax Credit (Federal R&D Tax Credit), which expired December 31, 2009 and resulted in an increase to the Company’s effective income tax rate of approximately 2 percent. Additionally, the effective income tax rate for the nine months ended June 30, 2010 reflects a benefit to the effective income tax rate of about 3 percent due to the favorable impact of the Internal Revenue Service (IRS) completing its examination of the taxable years ended September 30, 2006 and 2007, partially offset by the differences in the availability of the Federal R&D Tax Credit which resulted in an increase to the Company’s effective income tax rate of approximately 2 percent.

The Company paid income taxes, net of refunds, of $105 million and $147 million during the nine months ended June 30, 2010 and 2009, respectively.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2009, the Company had gross unrecognized tax benefits of $98 million recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position, of which $56 million would affect the effective income tax rate if recognized. At June 30, 2010, the Company had gross unrecognized tax benefits of $75 million recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position, of which $51 million would affect the effective income tax rate if recognized. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $3 million.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $3 million and $9 million as of June 30, 2010 and September 30, 2009, respectively.

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

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and September 30, 2009 are as follows:

		June 30, 2010	September 30, 2009
	Fair Value	Fair Value	Fair Value
(in millions)	Hierarchy	Asset (Liability)	Asset (Liability)
Deferred compensation plan investments	Level 1	$33	$35
Interest rate swap assets	Level 2	18	8
Foreign currency forward exchange contract assets	Level 2	7	8
Foreign currency forward exchange contract liabilities	Level 2	(13)	(11)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during the nine months ended June 30, 2010.

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	Asset (Liability)
	June 30, 2010		September 30, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Cash and cash equivalents	$303	$303	$235	$235
Short-term debt	(22)	(22)	0	0
Long-term debt	(516)	(554)	(532)	(559)

The fair value of cash and cash equivalents approximate their carrying value due to the short-term nature of the instruments. Fair value information for short-term and long-term debt is based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities and degree of risk. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

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

All derivative financial instruments are recorded at fair value in the Condensed Consolidated Statement of Financial Position. For a derivative that has not been designated as an accounting hedge, the change in the fair value is recognized immediately through earnings. For a derivative that has been designated as an accounting hedge of an existing asset or liability (a fair value hedge), the change in the fair value of both the derivative and underlying asset or liability is recognized immediately through earnings. For a derivative designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value net of deferred tax impacts is recorded on the Condensed Consolidated Statement of Financial Position in Accumulated Other Comprehensive Loss (AOCL) to the extent the derivative is effective in mitigating the exposure related to the anticipated transaction. The change in the fair value related to the ineffective portion of the hedge, if any, is immediately recognized in earnings. The amount recorded within AOCL is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The Company does not exclude any amounts from the measure of effectiveness for both fair value and cash flow hedges. All of the Company’s derivatives were designated as accounting hedges as of June 30, 2010.

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of June 30, 2010. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

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

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has designated the 2019 and 2013 Swaps (the Swaps) as fair value hedges. At June 30, 2010 and September 30, 2009, interest rate swaps were recorded within Other Assets at a fair value of $18 million and $8 million, respectively, offset by a fair value adjustment to Long-Term Debt (Note 10) of $18 million and $8 million, respectively. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of June 30, 2010 and September 30, 2009, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $367 million and $353 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of June 30, 2010 are as follows:

		Asset Derivatives
		June 30,	September 30,
(in millions)	Classification	2010	2009
Foreign currency forward exchange contracts	Other current assets	$7	$8
Interest rate swaps	Other assets	18	8
Total		$25	$16

		Liability Derivatives
		June 30,	September 30,
(in millions)	Classification	2010	2009
Foreign currency forward exchange contracts	Other current liabilities	$13	$11

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2010 and 2009 is as follows:

		Amount of Gain (Loss)
		Three Months Ended		Nine Months Ended
	Location of	June 30		June 30
(in millions)	Gain (Loss)	2010	2009	2010	2009
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$(4)	$(1)	$(8)	$(1)
Interest rate swaps	Interest expense	2	1	6	3

Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$2	$7	$2	$1
Amount of gain (loss) reclassified from AOCL into income	Cost of sales	(1)	0	4	(2)

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three and nine months ended June 30, 2010 and 2009. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and nine months ended June 30, 2010 and 2009.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $4 million of net losses into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at June 30, 2010 was 121 months.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Nine Months Ended
	June 30
(in millions)	2010	2009
Balance at beginning of year	$217	$226
Warranty costs incurred	(38)	(39)
Product warranty accrual	23	34
Increase from acquisitions	0	2
Pre-existing warranty adjustments	(10)	(2)
Balance at June 30	$192	$221

Guarantees
In connection with the 2006 acquisition of the Quest joint venture (see Note 8) the Company entered into a parent company guarantee related to various obligations of Quest. The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of June 30, 2010, the outstanding loan balance was approximately $5 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of June 30, 2010 the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at June 30, 2010 were $97 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of June 30, 2010, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $8 million. The Company has recorded environmental reserves for this site of $3 million as of June 30, 2010, which represents management’s best estimate of the probable future cost for this site.

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

Changes in the employee severance reserve during the nine months ended June 30, 2010 are as follows:

Employee
(in millions)	Separation Costs
Balance at September 30, 2009	$10
Cash payments	(9)
Reserve adjustment	(1)
Balance at June 30, 2010	$0

22.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2010	2009	2010	2009
Sales:
Government Systems	$754	$651	$2,063	$1,838
Commercial Systems	460	433	1,320	1,442
Total sales	$1,214	$1,084	$3,383	$3,280

Segment operating earnings:
Government Systems	$153	$158	$437	$443
Commercial Systems	75	75	212	282
Total segment operating earnings	228	233	649	725

Interest expense	(5)	(5)	(15)	(12)
Stock-based compensation	(6)	(5)	(17)	(15)
General corporate, net	(12)	(8)	(36)	(21)
Restructuring adjustment	0	0	1	0
Income before income taxes	205	215	582	677
Income tax provision	(63)	(70)	(171)	(217)
Net income	$142	$145	$411	$460

ROCKWELL COLLINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes sales by product category for the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2010	2009	2010	2009
Government Systems product categories:
Airborne solutions	$460	$452	$1,325	$1,286
Surface solutions	294	199	738	552
Government Systems sales	$754	$651	$2,063	$1,838

Commercial Systems product categories:
Air transport aviation electronics	$239	$244	$731	$723
Business and regional aviation electronics	221	189	589	719
Commercial Systems sales	$460	$433	$1,320	$1,442

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and nine months ended June 30, 2010 and 2009 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended June 30, 2010 and 2009

Sales

	Three Months Ended
	June 30
(dollars in millions)	2010	2009
Total sales	$1,214	$1,084
Percent increase	12%

Total sales for the three months ended June 30, 2010 increased $130 million compared to the three months ended June 30, 2009 comprised of a $103 million increase in Government Systems sales and a $27 million increase in Commercial Systems sales. Incremental sales from the May 2009 acquisition of DataPath, Inc. (DataPath) and the December 2009 acquisition of AR Group, Inc. (Air Routing) contributed a total of $43 million, or 4 percentage points, of revenue growth. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales.

Cost of Sales

Total cost of sales is summarized as follows:

	Three Months Ended
	June 30
(dollars in millions)	2010	2009
Total cost of sales	$890	$759
Percent of total sales	73.3%	70.0%

Cost of sales consists of all costs incurred to design and manufacture our products and includes research and development (R&D), raw material, labor, facility, product warranty and other related expenses.

Total cost of sales for the three months ended June 30, 2010 increased $131 million, or 17 percent, from the same period of 2009 primarily due to the following:

•
A $66 million increase primarily resulting from higher cost of sales associated with the $87 million increase in organic sales volume in Government Systems and Commercial Systems. See the Government Systems and Commercial Systems Financial Results sections below for further discussion.

•	Incremental cost of sales from the DataPath and Air Routing acquisitions totaling $32 million.

•
A $25 million increase attributable to higher employee incentive compensation expenses. No employee incentive compensation was awarded in 2009, while incentive compensation payouts are expected for 2010. For the three months ended June 30, 2010, $18 million of employee incentive compensation expense was included within cost of sales. For the three months ended June 30, 2009, employee incentive compensation resulted in a favorable reduction to cost of sales of $7 million. The favorable adjustment in 2009 was due to the reversal of incentive pay expenses from the first and second quarters as we projected 2009 incentive awards would not be achieved during the third quarter of last year.

•
An $8 million increase attributable to higher defined benefit pension expense. As discussed in the Retirement Plans section below, the increase in pension expense was primarily due to the unfavorable impact of a decrease in the discount rate used to measure our U.S. pension expense from 7.60 percent in 2009 to 5.47 percent in 2010. For the three months ended June 30, 2010, $3 million of pension expense was included within cost of sales, compared to $5 million of pension income during the same period of 2009.

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended
	June 30
(dollars in millions)	2010	2009
Customer-funded:
Government Systems	$108	$100
Commercial Systems	19	19
Total customer-funded	127	119

Company-funded:
Government Systems	29	23
Commercial Systems	58	60
Total company-funded	87	83
Total research and development expense	214	202
Percent of total sales	17.6%	18.6%

R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering related product materials and equipment and subcontracting costs.

R&D expense for the three months ended June 30, 2010 increased $12 million from the same period last year primarily due to higher customer-funded R&D within Government Systems. The increase in Government Systems customer-funded R&D was primarily due to costs from the vehicle electronics integration program described in the Government Systems Financial Results section below. A $6 million increase in company-funded R&D expense within Government Systems was partially offset by a $2 million reduction in company-funded R&D expense within Commercial Systems. The higher company-funded R&D expense within Government Systems was primarily related to the DataPath acquisition and increased spending on other anticipated programs.

Selling, General and Administrative Expenses

Total selling, general and administrative (SG&A) expenses are summarized below:

	Three Months Ended
	June 30
(dollars in millions)	2010	2009
Selling, general and administrative expenses	$119	$108
Percent of total sales	9.8%	10.0%

SG&A expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing, research or development activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the three months ended June 30, 2010 increased $11 million, or 10 percent, compared to the same period of 2009. The $11 million increase in total SG&A expenses was primarily due to the following:

•
A $15 million increase in SG&A expenses due to the combined impact of incremental SG&A expenses from the DataPath and Air Routing acquisitions, higher employee incentive compensation costs and an increase in defined benefit pension expense.

•	A $4 million decrease in SG&A expenses primarily comprised of reductions in employee headcount and other cost savings.

Net Income and Diluted Earnings Per Share

	Three Months Ended
	June 30
(dollars in millions, except per share amounts)	2010	2009
Net income	$142	$145
Net income as a percent of sales	11.7%	13.4%
Diluted earnings per share	$0.89	$0.91

Net income for the three months ended June 30, 2010 decreased 2 percent to $142 million, or 11.7 percent of sales, from net income of $145 million, or 13.4 percent of sales, for the three months ended June 30, 2009. Diluted earnings per share decreased 2 percent to $0.89 for the three months ended June 30, 2010 compared to $0.91 for the three months ended June 30, 2009. The decrease in net income and diluted earnings per share was primarily the result of (i) lower earnings from Government Systems as discussed in the Government Systems Financial Results section below, (ii) higher general corporate, net expense driven by an increase in pension and employee incentive costs, (iii) partially offset by a reduction in the effective income tax rate discussed in the Income Taxes section below.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended
	June 30
(dollars in millions)	2010	2009
Airborne solutions	$460	$452
Surface solutions	294	199
Total	$754	$651
Percent increase	16%

Airborne solutions sales increased $8 million, or 2 percent, for the three months ended June 30, 2010 compared to the same period in the prior year, primarily due to the following:

•	An $18 million increase in tanker and transport aircraft program revenues primarily due to increased production volume and higher spare parts deliveries.

•	A decrease of $15 million in fighter jet program revenues due to the wind-down of several programs.

Surface solutions sales increased $95 million, or 48 percent, for the three months ended June 30, 2010 compared to the same period in the prior year due to the following:

•
Organic sales increased $61 million, or 31 percent, primarily due to $43 million of higher revenues from a vehicle electronics integration program and higher sales from a number of international programs, including $8 million from a UK Ministry of Defense precision targeting program.

•	Incremental sales from the May 29, 2009 acquisition of DataPath contributed $34 million, or 17 percentage points of revenue growth.

Government Systems Segment Operating Earnings
	Three Months Ended
	June 30
(dollars in millions)	2010	2009
Segment operating earnings	$153	$158
Percent of sales	20.3%	24.3%

Government Systems operating earnings were $153 million, or 20.3 percent of sales, for the three months ended June 30, 2010 compared to operating earnings of $158 million, or 24.3 percent of sales, for the same period one year ago. The $5 million reduction in Government Systems operating earnings was primarily due to the following:

•
A $21 million reduction in operating earnings attributable to the combined impact of a $16 million increase in employee incentive compensation costs and a $5 million increase in pension expense as discussed in the Cost of Sales section above. For the three months ended June 30, 2010, employee incentive compensation costs and defined benefit pension expense were $12 million and $2 million, respectively. For the three months ended June 30, 2009, employee incentive compensation and defined benefit pension income benefited operating earnings by $4 million and $3 million, respectively.

•	A $6 million reduction in operating earnings related to higher company-funded R&D expense, as explained in the Cost of Sales section above.

•
The $103 million increase in sales volume discussed in the Government Systems sales section above resulted in an $88 million increase to costs and incremental operating earnings of $15 million. The higher costs primarily resulted from the vehicle electronics integration program and DathPath acquisition discussed in the Government Systems Sales section above. The incremental operating earnings included $6 million of favorable contract adjustments offset by $6 million of higher costs related to the transition of work from our former San Jose, California location to other facilities. We announced plans to close the San Jose facility in the fourth quarter of 2009.

•
A $7 million benefit to operating earnings related to a reduction in warranty expense. The reduction in warranty expense was primarily due to (i) the absence of unfavorable charges which occurred in 2009 related to retrofits of fielded product and (ii) a favorable adjustment of $3 million recorded in the third quarter of 2010 to reduce warranty reserves for certain tanker transport aircraft programs. During the three months ended June 30, 2010, warranty expenses for the Government Systems segment, net of the favorable adjustment, were zero compared to net warranty expense of $7 million during the same period of 2009.

The decline in Government Systems operating earnings as a percent of sales during the three months ended June 30, 2010 compared to the same period of 2009 was primarily due to (i) the higher employee incentive compensation, pension and company-funded R&D expenses explained above, (ii) an unfavorable change in contract mix related to lower margin revenues from the DataPath acquisition and vehicle electronics integration program (iii) partially offset by the reduction in warranty expense and favorable contract adjustments.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Three Months Ended
	June 30
(dollars in millions)	2010	2009
Air transport aviation electronics:
Original equipment	$114	$91
Aftermarket	115	130
Wide-body in-flight entertainment products	10	23
Total air transport aviation electronics	239	244

Business and regional aviation electronics:
Original equipment	126	120
Aftermarket	95	69
Total business and regional aviation electronics	221	189
Total	$460	$433
Percent increase	6%

Total air transport aviation electronics sales decreased $5 million, or 2 percent, for the three months ended June 30, 2010 compared to the same period in the prior year due to the following:

•	Air transport aftermarket sales decreased $15 million, or 12 percent, primarily related to a $16 million reduction in spares and retrofit revenues.

•
Wide-body in-flight entertainment products (Wide-body IFE) decreased $13 million. Wide-body IFE relates to sales of twin-aisle IFE products and systems to customers in the air transport aviation electronics market. In September 2005 we announced our strategic decision to shift research and development resources away from traditional IFE systems for next generation wide-body aircraft. We continue to execute on Wide-body IFE contracts and plan to support existing customers, which includes on-going service and support activities. Sales related to Wide-body IFE service and support activities are included in the air transport aviation electronics aftermarket.

•
Air transport original equipment manufacturer (OEM) revenues increased $23 million, or 25 percent, primarily due to higher sales to Boeing resulting from the impact of last year’s unfavorable post-labor strike inventory rationalization and an increase in 787 revenues.

Business and regional aviation electronics sales increased $32 million, or 17 percent, for the three months ended June 30, 2010 compared to the same period in the prior year due to the following:

•
Organic business and regional aviation electronics aftermarket sales increased $17 million, or 25 percent, primarily due to $15 million of higher retrofits and spares sales, which includes a $7 million increase from spares parts deliveries associated with a border patrol aircraft program.

•	Incremental revenue from the Air Routing acquisition contributed $9 million to business and regional aviation electronics aftermarket sales.

•	Regional jet OEM sales increased $5 million, or 18 percent, primarily due to higher equipment sales for Chinese turbo-prop regional aircraft.

Commercial Systems Segment Operating Earnings

	Three Months Ended
	June 30
(dollars in millions)	2010	2009
Segment operating earnings	$75	$75
Percent of sales	16.3%	17.3%

Commercial Systems operating earnings for the three months ended June 30, 2010 were $75 million, or 16.3 percent of sales, compared to operating earnings of $75 million, or 17.3 percent of sales, for the three months ended June 30, 2009. Commercial Systems operating earnings were level with the prior year and were primarily impacted by the following:

•
A $15 million reduction in operating earnings attributable to the combined impact of a $12 million increase in employee incentive compensation costs and a $3 million increase in pension expense as discussed in the Cost of Sales section above. For the three months ended June 30, 2010, employee incentive compensation costs and defined benefit pension expenses were $8 million and $1 million, respectively. For the three months ended June 30, 2009, employee incentive compensation and defined benefit pension income benefited operating earnings by $4 million and $2 million, respectively.

•	The $27 million increase in sales volume discussed in the Commercial Systems sales section above resulted in a $12 million increase to costs and incremental operating earnings of $15 million.

The decline in Commercial Systems operating earnings as a percent of sales during the three months ended June 30, 2010 compared to the same period of 2009 was primarily due to the higher employee incentive compensation and pension expense explained above, partially offset by favorable margins on the higher sales volume.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net, which is summarized as follows:

	Three Months Ended
	June 30
(dollars in millions)	2010	2009
General corporate, net	$12	$8

General corporate, net increased $4 million during the three months ended June 30, 2010 compared to the same period of 2009. The increase was primarily attributable to the combined impact of a $3 million increase in employee incentive compensation costs and a $3 million increase in pension expense as discussed in the Cost of Sales section above. For the three months ended June 30, 2010, employee incentive compensation costs and defined benefit pension expense were $2 million and $3 million, respectively. For the three months ended June 30, 2009, employee incentive compensation benefited operating earnings by $1 million and pension expense was zero.

Nine Months Ended June 30, 2010 and 2009

Sales

	Nine Months Ended
	June 30
(dollars in millions)	2010	2009
Total sales	$3,383	$3,280
Percent increase	3%

Total sales for the nine months ended June 30, 2010 increased 3 percent to $3,383 million compared to the nine months ended June 30, 2009, as a $225 million increase in Government Systems sales was partially offset by a $122 million reduction in Commercial Systems sales. Incremental sales from the May 2009 acquisition of DataPath, the December 2009 acquisition of Air Routing, and the November 2008 acquisition of SEOS Group Limited (SEOS), contributed a total of $199 million, or 6 percentage points of revenue growth. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales for the nine months ended June 30, 2010 and 2009.

Cost of Sales

Total cost of sales is summarized as follows:

	Nine Months Ended
	June 30
(dollars in millions)	2010	2009
Total cost of sales	$2,452	$2,276
Percent of total sales	72.5%	69.4%

Total cost of sales for the nine months ended June 30, 2010 increased $176 million, or 8 percent, from the same period of 2009 primarily due to the following:

•	Incremental cost of sales from the DataPath, Air Routing and SEOS acquisitions totaling $147 million.

•
A $42 million increase attributable to higher employee incentive compensation expenses. No employee incentive compensation was awarded in 2009, while incentive compensation payouts are expected for 2010. For the nine months ended June 30, 2010, $36 million of employee compensation expense was included in cost of sales. For the nine months ended June 30, 2009, employee incentive compensation resulted in a favorable reduction to cost of sales of $6 million. The reduction to cost of sales in 2009 was due to a favorable adjustment from lower than expected compensation paid to employees for incentive awards earned in 2008.

•
A $23 million increase attributable to higher defined benefit pension expense. As discussed in the Retirement Plans section below, the increase in pension expense was primarily due to the unfavorable impact of a decrease in the discount rate used to measure our U.S. pension expense from 7.60 percent in 2009 to 5.47 percent in 2010. For the nine months ended June 30, 2010, $9 million of pension expense was included within cost of sales, compared to $14 million of pension income during the same period of 2009.

•
The remaining variance primarily related to a $62 million reduction in cost of sales from lower Commercial Systems sales volume, partially offset by a $26 million increase in cost of sales associated with the organic sales growth in Government Systems. See the Government Systems and Commercial Systems Financial Results sections below for further discussion.

R&D expense is included as a component of cost of sales and is summarized as follows:

	Nine Months Ended
	June 30
(dollars in millions)	2010	2009
Customer-funded:
Government Systems	$318	$316
Commercial Systems	57	59
Total customer-funded	375	375

Company-funded:
Government Systems	82	62
Commercial Systems	172	191
Total company-funded	254	253
Total research and development expense	629	628
Percent of total sales	18.6%	19.1%

Total R&D expense for the nine months ended June 30, 2010 increased $1 million from the same period last year. Company-funded R&D expense was relatively flat as a $20 million increase in company-funded R&D expense within Government Systems was largely offset by a $19 million reduction in company-funded R&D expense within Commercial Systems. The higher company-funded R&D expense within Government Systems was primarily related to the DataPath acquisition and increased spending on other anticipated programs. The lower company-funded R&D expense within Commercial Systems was primarily due to reduced spending as certain projects near completion and the timing of other efforts were delayed as we continue to manage our cost structure and adjust to market demands.

Selling, General and Administrative Expenses

Total SG&A expense is summarized as follows:

	Nine Months Ended
	June 30
(dollars in millions)	2010	2009
Selling, general and administrative expenses	$347	$331
Percent of total sales	10.3%	10.1%

Total SG&A expenses increased $16 million, or 5 percent, for the nine months ended June 30, 2010 compared to the same period of 2009, primarily due to the following:

•
A $37 million increase due to the combined impact of incremental SG&A expense from the DataPath, Air Routing, and SEOS acquisitions, higher employee incentive compensation costs, and an increase in defined benefit pension expense.

•	A $21 million decrease in SG&A expense primarily comprised of reductions in employee headcount and other cost savings.

Net Income and Diluted Earnings Per Share

	Nine Months Ended
	June 30
(dollars in millions, except per share amounts)	2010	2009
Net income	$411	$460
Net income as a percent of sales	12.1%	14.0%
Diluted earnings per share	$2.58	$2.89

Net income for the nine months ended June 30, 2010 decreased 11 percent to $411 million, or 12.1 percent of sales, from net income of $460 million, or 14.0 percent of sales, for the nine months ended June 30, 2009. Diluted earnings per share decreased 11 percent to $2.58 for the nine months ended June 30, 2010 compared to $2.89 for the nine months ended June 30, 2009. The decrease in net income and diluted earnings per share was primarily the result of (i) lower earnings from reduced Commercial Systems sales volume as discussed in Commercial Systems Financial Results section (ii) higher general corporate, net expense from increased pension and employee incentive compensation costs (iii) partially offset by a decrease in the effective income tax rate as discussed in the Income Taxes section.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Nine Months Ended
	June 30
(dollars in millions)	2010	2009
Airborne solutions	$1,325	$1,286
Surface solutions	738	552
Total	$2,063	$1,838
Percent increase	12%

Airborne solutions sales increased $39 million, or 3 percent, for the nine months ended June 30, 2010 compared to the same period in the prior year, primarily due to the following:

•
A $58 million increase in tanker and transport and special mission program revenues was primarily due to the combined impact of recent international program wins to upgrade fixed-wing aircraft and higher production volume and development revenues on KC-135 programs.

•
A $30 million increase was related to higher development work and deliveries of satellite radio units for certain mission system programs and increased effort on a secure network infrastructure upgrade program.

•	Incremental sales from the November 2008 SEOS acquisition contributed $5 million, or less than 1 percentage point of revenue growth.

•	The above items were partially offset by a $50 million reduction in fighter jet program revenues due to the wind-down of several programs.

Surface solutions sales increased $186 million, or 34 percent, for the nine months ended June 30, 2010 compared to the same period in the prior year due to the following:

•	Incremental sales from the DataPath acquisition contributed $172 million, or 31 percentage points of revenue growth.

•
Organic sales increased $14 million, or 3 percent, primarily due to $54 million of higher revenue from a vehicle electronics integration program, partially offset by a $42 million reduction in sales of hand-held GPS receivers.

Government Systems Segment Operating Earnings
	Nine Months Ended
	June 30
(dollars in millions)	2010	2009
Segment operating earnings	$437	$443
Percent of sales	21.2%	24.1%

Government Systems operating earnings were $437 million, or 21.2 percent of sales, for the nine months ended June 30, 2010 compared to operating earnings of $443 million, or 24.1 percent of sales, for the same period one year ago. The $6 million decrease in Government Systems operating earnings was primarily due to the following:

•
A $40 million reduction in operating earnings attributable to the combined impact of a $27 million increase in employee incentive compensation costs and a $13 million increase in pension expense as discussed in the Cost of Sales section above. For the nine months ended June 30, 2010, employee incentive compensation costs and defined benefit pension expenses were $24 million and $6 million, respectively. For the nine months ended June 30, 2009, employee incentive compensation and defined benefit pension income benefited operating earnings by $3 million and $7 million, respectively.

•	A $20 million reduction in operating earnings related to higher company-funded R&D expense, as explained in the Cost of Sales section above.

•
The $225 million increase in sales volume discussed in the Government Systems sales section above resulted in a $183 million increase to costs and incremental operating earnings of $42 million. The higher costs primarily resulted from acquisitions and the vehicle electronics integration program discussed in the Government Systems Sales section above.

•
A $12 million benefit to operating earnings was due to a reduction in warranty expense, primarily related to favorable non-cash adjustments of $9 million recorded during the nine months ended June 30, 2010 to reduce warranty reserves for certain tanker transport aircraft programs. Government Systems recorded $4 million of income related to warranty during the nine months ended June 30, 2010 as the non-cash adjustments exceeded product warranty accruals. Government Systems recorded $8 million of warranty expense during the same period of 2009.

The decline in Government Systems operating earnings as a percent of sales during the nine months ended June 30, 2010 compared to the same period of 2009 was primarily due to: higher employee incentive compensation, pension, and company-funded R&D expenses explained above and an unfavorable change in contract mix related to lower margin revenues from the DataPath acquisition and the reduction in hand-held GPS receiver sales volume, partially offset by the reduction in warranty expense.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Nine Months Ended
	June 30
(dollars in millions)	2010	2009
Air transport aviation electronics:
Original equipment	$325	$260
Aftermarket	367	402
Wide-body in-flight entertainment products	39	61
Total air transport aviation electronics	731	723

Business and regional aviation electronics:
Original equipment	349	490
Aftermarket	240	229
Total business and regional aviation electronics	589	719
Total	$1,320	$1,442
Percent (decrease)	(8)%

Total air transport aviation electronics sales increased $8 million, or 1 percent, for the nine months ended June 30, 2010 compared to the same period in the prior year due to the following:

•
Air transport OEM sales increased $65 million, or 25 percent, primarily due to higher sales to Boeing across multiple platforms as sales in the prior year were adversely impacted by Boeing’s labor strike and post-labor strike inventory rationalization.

•	Air transport aftermarket sales decreased $35 million, or 9 percent, due primarily to a $31 million reduction in aftermarket hardware sales driven by lower retrofits, spares, and simulation revenues.

•
Wide-body in-flight entertainment products (Wide-body IFE) decreased $22 million, or 36 percent. Wide-body IFE relates to sales of twin-aisle IFE products and systems to customers in the air transport aviation electronics market. In September 2005 we announced our strategic decision to shift research and development resources away from traditional IFE systems for next generation wide-body aircraft. We continue to execute on Wide-body IFE contracts and plans to support existing customers, which includes on-going service and support activities. Sales related to Wide-body IFE service and support activities are included in the air transport aviation electronics aftermarket.

Business and regional aviation electronics sales decreased $130 million, or 18 percent, for the nine months ended June 30, 2010 compared to the same period in the prior year due to the following:

•	Business jet OEM sales decreased $133 million, or 34 percent, primarily due to depressed business jet OEM production rates.

•
Regional jet OEM sales decreased $8 million, or 9 percent, primarily due to depressed regional jet OEM production rates at Bombardier, partially offset by higher OEM equipment sales for Chinese turbo-prop regional aircraft.

•
Organic business and regional aftermarket sales decreased $7 million, or 3 percent, as an $11 million reduction in aftermarket hardware sales was partially offset by a $4 million increase in service revenues.

•	Incremental revenue from the Air Routing acquisition contributed $18 million to business and regional aviation electronics aftermarket sales.

Commercial Systems Segment Operating Earnings

	Nine Months Ended
	June 30
(dollars in millions)	2010	2009
Segment operating earnings	$212	$282
Percent of sales	16.1%	19.6%

Commercial Systems operating earnings decreased 25 percent to $212 million, or 16.1 percent of sales, for the nine months ended June 30, 2010 compared to operating earnings of $282 million, or 19.6 percent of sales, for the nine months ended June 30, 2009. The $70 million decrease in Commercial Systems operating earnings was primarily due to the following:

•
The $140 million reduction in organic sales volume explained in the Commercial Systems Sales section above resulted in an $82 million decrease to operating earnings and a $58 million decrease to costs.

•
A $29 million reduction in operating earnings attributable to the combined impact of a $19 million increase in employee incentive compensation costs and a $10 million increase in pension expense as discussed in the Cost of Sales section above. For the nine months ended June 30, 2010, employee incentive compensation costs and defined benefit pension expenses were $16 million and $4 million, respectively. For the nine months ended June 30, 2009, employee incentive compensation and defined benefit pension income benefited operating earnings by $3 million and $6 million, respectively.

•	A $19 million benefit to operating earnings due to lower company-funded R&D expense, as explained in the Cost of Sales section above.

•
The remaining variance was due to a $22 million benefit to operating earnings primarily related to the combined impact of (i) a reduction in SG&A expenses from reduced head count and other cost saving initiatives, (ii) a reduction in charges for excess and obsolete inventory and (iii) a favorable contract settlement.

The decline in Commercial Systems operating earnings as a percent of sales during the nine months ended June 30, 2010 compared to the same period of 2009 was primarily due to (i) lower sales volume (ii) higher employee incentive compensation and pension expenses (iii) partially offset by the reduction in company-funded R&D expenses and lower SG&A expense noted above.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net, which is summarized as follows:

	Nine Months Ended
	June 30
(dollars in millions)	2010	2009
General corporate, net	$36	$21

General corporate, net increased $15 million during the nine months ended June 30, 2010 as compared to the same period of 2009. The increase was primarily attributable to the combined impact of a $4 million increase in employee incentive compensation costs and a $9 million increase in defined benefit pension expense as discussed in the Cost of Sales section above. For the nine months ended June 30, 2010, employee incentive compensation costs and defined benefit pension expense were $3 million and $9 million, respectively. For the nine months ended June 30, 2009, employee incentive compensation benefited operating earnings by $1 million and pension expense was zero.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(dollars in millions)	2010	2009	2010	2009
Pension benefits	$6	$(5)	$19	$(13)
Other retirement benefits	1	1	4	3
Net benefit expense (income)	$7	$(4)	$23	$(10)

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

In October 2009, we made a $98 million contribution to our U.S. qualified pension plan. We are not required by current governmental regulations to make any additional contributions to the U.S. qualified pension plan in 2010. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and any changes to U.S. pension funding legislation. We may elect to make additional discretionary contributions during 2010 to further improve the funded status of this plan. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total $12 million in 2010.
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

During the three months ended June 30, 2010 and 2009, our effective income tax rate was 30.7 percent and 32.6 percent, respectively. During the nine months ended June 30, 2010 and 2009, our effective income tax rate was 29.4 percent and 32.1 percent, respectively.

The effective income tax rate was lower for the three months ended June 30, 2010 compared to the same period of the prior year, primarily due to additional tax benefits related to prior year tax returns of approximately 4 percent, partially offset by differences in the availability of the Federal R&D Tax Credit which expired December 31, 2009 and resulted in an increase to the effective tax rate of approximately 2 percent. Additionally, the effective income tax rate for the nine months ended June 30, 2010 reflects a benefit to our effective income tax rate of about 3 percent due to the favorable impact of the Internal Revenue Service (IRS) completing its examination of the taxable years ended September 30, 2006 and 2007, partially offset by the differences in the availability of the Federal R&D Tax Credit which resulted in an increase to our effective income tax rate.

The effective income tax rate for the three and nine months ended June 30, 2010 and June 30, 2009 include a tax benefit related to the DMD. The DMD tax benefit available in fiscal year 2009 and fiscal year 2008 is two-thirds of the full benefit that will be available beginning in fiscal year 2011.

For fiscal year 2010, our effective income tax rate is projected to be in the range of 30 percent to 31 percent. The estimated rate in 2010 no longer assumes the extension of the Federal R&D Tax Credit before the end of our September 30, 2010 fiscal year.  If the Federal R&D Tax Credit is extended before the end of our 2010 fiscal year, the impact to our effective tax rate guidance would be a decrease of approximately 2 percentage points.

Outlook

The following table is a complete summary of our updated fiscal year 2010 financial guidance:

•	total sales of about $4.7 billion

•	diluted earnings per share of about $3.50

•	cash provided by operating activities of about $700 million

•	capital expenditures of about $135 million

•	total company and customer-funded R&D expenditures of about $850 million, or about 18 percent of sales

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities

	Nine Months Ended
	June 30
(in millions)	2010	2009
Cash provided by operating activities	$440	$381

The $59 million increase in cash provided by operating activities during the nine months ended June 30, 2010 compared to the same period last year was primarily due to the following:

•
Payments for incentive pay decreased $113 million in 2010 compared to 2009. Incentive pay is expensed in the year it is incurred and paid in the first fiscal quarter of the following year. During the first nine months of 2009, $113 million was paid for employee incentive pay costs incurred during 2008. For the full fiscal year 2009, no incentive pay costs were incurred; accordingly, there was no 2010 payment for incentive pay.

•	Payments for income taxes decreased $42 million to $105 million in 2010 compared to $147 million in 2009 primarily due to lower estimated taxable income in 2010.

•
Cash receipts from customers increased $56 million to $3,406 million in 2010 compared to $3,350 million in 2009, primarily due to the higher sales volume in 2010 discussed in the Results of Operations section above and higher advances from government related contracts for financing of inventory.

•
The above items were partially offset by a $145 million increase in payments for inventory and other operating costs to $2,738 million in 2010 compared to $2,593 million in 2009. The increase was primarily due to increased costs associated with the higher sales volume in 2010 discussed in the Results of Operations section above and inventory purchases for anticipated production volume.

Investing Activities

	Nine Months Ended
	June 30
(in millions)	2010	2009
Cash used for investing activities	$(183)	$(265)

The reduction in cash used for investing activities during the nine months ended June 30, 2010 compared to the same period last year was primarily due to the following:

•	In the first nine months of 2010 we acquired Air Routing for $91 million compared to the 2009 acquisitions of DataPath and SEOS for $146 million.

•	$34 million reduction in property additions in 2010 compared to 2009.

Financing Activities

	Nine Months Ended
	June 30
(in millions)	2010	2009
Cash used for financing activities	$(186)	$(72)

The increase in cash used for financing activities during the nine months ended June 30, 2010 compared to the same period last year was primarily due to changes in net-borrowings. In 2010 there were no net-borrowings compared to cash proceeds from net borrowing of $126 million in 2009.

Financial Condition and Liquidity

We have historically maintained a financial structure characterized by conservative levels of debt outstanding that enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners. A comparison of key elements of our financial condition as of June 30, 2010 and September 30, 2009 are as follows:

	June 30,	September 30,
(dollars in millions)	2010	2009
Cash and cash equivalents	$303	$235
Long-term debt, net	(516)	(532)
Short-term debt	(22)	0
Net debt (1)	$(235)	$(297)
Total equity	$1,581	$1,295
Debt to total capitalization (2)	25%	29%
Net debt to total capitalization (3)	13%	19%

(1)	Calculated as total of short-term and long-term debt, net (Total Debt), less cash and cash equivalents
(2)	Calculated as Total Debt divided by the sum of Total Debt plus Total equity
(3)	Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. Due to the fluctuations of cash flows, we supplement our internally generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At June 30, 2010 and September 30, 2009, there were no short-term commercial paper borrowings outstanding.

In the event our access to the commercial paper markets is impaired, we have access to an $850 million Revolving Credit Facility through a network of banks that matures in 2012, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at June 30, 2010 based on this financial covenant was 17 percent. We had no borrowings at June 30, 2010 under our Revolving Credit Facility.

In addition, alternative sources of liquidity could include funds available from the issuance of equity securities, debt securities and potential asset securitization strategies. We have a shelf registration statement filed with the Securities and Exchange Commission pursuant to which we can publicly offer and sell securities. This shelf registration covers an unlimited amount of debt securities, common stock and preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. To date, we have not raised capital through the issuance of equity securities as we prefer to use debt financing to lower our overall cost of capital and increase returns on shareowners' equity.

Credit ratings are a significant factor in determining our access to and cost of short-term and long-term financing. Our strong credit ratings have enabled continued access to both short and long-term credit markets even during difficult credit market conditions experienced during 2009. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of June 30, 2010:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Stable
Moody’s Investors Service	P-1	A1	Stable
Standard & Poor’s	A-1	A	Stable

We were in compliance with all debt covenants at June 30, 2010 and September 30, 2009.

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

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers (including major U.S. airlines); the health of the global economy, including potential deterioration in economic and financial market conditions; the rate of recovery of the commercial aftermarket; delays related to the award of domestic and international contracts; the continued support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of the global war on terrorism and potential declining defense budgets on government military procurement expenditures and budgets; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity improvement and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At June 30, 2010, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $200 million and a fair value of $220 million. In 2004 we converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less .075 percent by executing “receive fixed, pay variable” interest rate swap contracts. At June 30, 2010, we also had $300 million of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $298 million and a fair value of $334 million. In January 2010 we converted $150 million of this fixed rate debt to floating rate debt based on six-month LIBOR plus 1.235 percent.

A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $8 million and $8 million, respectively. The fair value of the $250 million notional value of interest rate swap contracts was a $18 million net asset at June 30, 2010. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $5 million and $4 million, respectively. At June 30, 2010, we also had $22 million of variable rate short-term debt outstanding. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 16 and 17 in the Condensed Consolidated Financial Statements.

Foreign Currency Risk
We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $367 million and $353 million at June 30, 2010 and September 30, 2009, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a net liability of $6 million and $3 million at June 30, 2010 and September 30, 2009, respectively. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at June 30, 2010 by $5 million.

Item 4.   Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of June 30, 2010, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of June 30, 2010 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II.   OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2010 through April 30, 2010	199,925	$64.58	199,925	$130 million
May 1, 2010 through May 31, 2010	300,000	61.28	300,000	112 million
June 1, 2010 through June 30, 2010	345,000	56.64	345,000	92 million
Total	844,925	$60.17	844,925	$92 million

(1)	On September 16, 2009, our Board authorized the repurchase of an additional $200 million of our common stock. This authorization has no stated expiration.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: July 29, 2010	By	/s/ M. A. Schulte
M. A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: July 29, 2010	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary