Form 10-Q/A
period 2010-06-30
ROCKWELL COLLINS INC
filed 2010-08-25
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)
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

ROCKWELL COLLINS, INC. (Registrant)

Date: August 25, 2010	By	/s/ M. A. Schulte
M. A. Schulte
Vice President, Finance and Controller (Principal Accounting Officer)

Date: August 25, 2010	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President, General Counsel and Secretary

3