Form 10-K
period 2010-09-30
ROCKWELL COLLINS INC
filed 2010-11-23
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16445

Rockwell Collins, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2314475 (I.R.S. Employer Identification No.)
400 Collins Road NE Cedar Rapids, Iowa (Address of principal executive offices)	52498 (Zip Code)
Registrant's telephone number, including area code: (319) 295-1000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share (including the associated Preferred Share Purchase Rights)	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on April 2, 2010 was approximately $9.9 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

156,847,581 shares of the registrant's Common Stock were outstanding on October 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on  February 4, 2011 is incorporated by reference into Part III.

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

Our Company's heritage is rooted in the Collins Radio Company, established in 1933. Rockwell Collins, Inc., the parent company, is incorporated in Delaware. As used herein, the terms "we", "us", "our", "Rockwell Collins" or the "Company" include subsidiaries and predecessors unless the context indicates otherwise.

Whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions of our 2010 Annual Report to Shareowners (the "2010 Annual Report") or to information in our Proxy Statement for the Annual Meeting of Shareowners to be held on February 4, 2011 (the "2011 Proxy Statement"), such information shall be deemed to be incorporated herein by such reference.

All date references contained herein relate to our fiscal year ending on the Friday closest to September 30 unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end date. Each of 2010 and 2009 was a 52-week fiscal year, while 2008 was a 53-week fiscal year.

Financial Information About Our Business Segments

Financial information with respect to our business segments, including product line disclosures, revenues, operating earnings and total assets, is contained under the caption Segment Financial Results in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below, and in Note 23 of the Notes to Consolidated Financial Statements in Item 8 below.

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

Government Systems

Our Government Systems business provides communication and electronic systems, products and services for airborne and surface applications to the U.S. Department of Defense, local and state governments, other government agencies, civil agencies, defense contractors and foreign ministries of defense. These systems, products and services support airborne (fixed and rotary wing), ground and shipboard applications and are used in line-fit applications on new equipment as well as in retrofit and upgrade applications designed to extend the effective life and enhance the capability of existing aircraft, vehicle and weapon platforms.

Our defense communication and electronic systems, products and services include:

    •
    communications systems and products designed to enable the transmission of information across the communications spectrum, ranging from Very Low and Low Frequency to High, Very High and Ultra High Frequency up through satellite communications

    •
    military data link systems and products

    •
    navigation systems and products, including radio navigation systems, global positioning systems (GPS), handheld navigation systems and multi-mode receivers

    •
    subsystems for the flight deck that combine flight operations with navigation and guidance functions and that can include flight controls and displays, information/data processing and communications, navigation and/or safety and surveillance systems

    •
    cockpit display systems, including flat panel, multipurpose, wide fields of view, head-up, head-down and helmet-mounted displays for tactical fighter and attack aircraft

    •
    integrated computer systems for Brigade Combat Team Modernization (formerly Future Combat Systems)

    •
    simulation and training systems, including visual system products, training systems and engineering services

    •
    maintenance, repair, parts and after-sales support services

Government Systems product category sales are divided into airborne and surface solutions. Product category sales for defense-related products are delineated based upon the difference in the underlying customer base and markets served.

Airborne solutions are oriented around solutions for tanker/transport, rotary wing, fighter/bomber, unmanned aerial vehicles (UAV) and precision weaponry platforms. For tanker/transport and rotary wing platforms, we provide complete cockpit avionics systems as well as avionics subsystems and mission system applications. We serve various roles within these markets including system and sub-systems integrator as well as provider of various electronic products. Our offerings for fighters and bombers are primarily focused around avionics sub-systems and products which are integrated into the flight deck and mission systems of the aircraft. Examples of these include voice and data communications products and head-up, head-down and helmet-mounted display systems. For the UAV market we provide low-cost, high performance integrated flight control, navigation, communication and sensor capabilities. In the precision weaponry market we provide GPS guidance and data links for precision targeting systems.

Surface solutions sales are oriented around soldier, ground vehicle and maritime solutions. Soldier solutions consist of handheld and vehicle-mounted navigation devices as well as integrated systems that combine navigation, computation, communication and display capabilities to provide a full situational awareness solution. Ground vehicle solutions include mission computing technology, as well as communications and navigation products, to facilitate network-centric operations and provide improved situational awareness for ground users and platforms. Maritime solutions apply our communication, GPS and data link capabilities to provide net-enabled situational awareness across a variety of surface and sub-surface platforms.

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

Our commercial aviation electronics systems, products and services include:

    •
    integrated avionics systems, such as the Pro Line Fusion system, which provide advanced avionics capabilities to meet the challenges of operating in the next generation global airspace. Capabilities include synthetic and enhanced vision enabled flight displays, advanced flight and performance management systems, fly-by-wire integrated flight controls and information management solutions to improve operational efficiency

    •
    integrated cabin electronics systems, including cabin management systems, passenger connectivity and entertainment solutions, business support systems to improve passenger productivity and passenger flight information systems

    •
    communications systems and products, such as data link, High Frequency, Very High Frequency and satellite communications systems

    •
    navigation systems and products, including landing sensors to enable fully automatic landings, radio navigation and geophysical sensors, as well as flight management systems

    •
    situational awareness and surveillance systems and products, such as synthetic and enhanced vision systems, surface surveillance and guidance solutions, head-up guidance systems, weather radar and collision avoidance systems

    •
    integrated information management solutions to improve the overall efficiency of flight, maintenance and cabin operations. These include on-board information management systems and connectivity solutions, airborne and ground applications and services, and ground infrastructure and services

    •
    electro-mechanical systems, including integrated pilot control solutions and primary and secondary actuation systems

    •
    simulation and training systems, including full-flight simulators for crew training, visual system products, training systems and engineering services

    •
    maintenance, repair, parts and after-sales support services

Commercial Systems product category sales are divided into air transport aviation electronics and business and regional aviation electronics. Product category sales for commercial aviation-related products are delineated based upon the difference in the underlying customer base, size of aircraft and markets served.

Air transport aviation electronics include avionics, cabin systems and flight control systems for large commercial transport aircraft platforms. We design these items as sub-systems and work with OEMs to integrate our and other suppliers' products into the flight deck and broader aircraft systems. Our products offered for OEM applications in the air transport category are marketed directly to aircraft OEMs and airline operators, while our products offered for aftermarket applications are primarily marketed to the airline operators.

Business and regional aviation electronics include integrated avionics, cabin management and flight control systems for application on regional and business aircraft platforms. We develop integrated avionics, cabin and flight control solutions for business and regional aircraft OEMs and support them with the integration into other aircraft systems. Products offered for OEM applications in the business and regional aircraft category are marketed directly to the aircraft OEMs. Products offered for aftermarket applications are primarily marketed through distributors for business aviation and directly to regional airlines operators. Our integrated information management solutions for business aircraft are offered directly to flight departments.

Customers, Sales and Marketing

We serve a broad range of customers worldwide, including the U.S. Department of Defense, U.S. Coast Guard, civil agencies, defense contractors, foreign ministries of defense, manufacturers of commercial air transport, business and regional aircraft, commercial airlines and fractional and other business jet operators. We market our systems, products and services directly to Government Systems and Commercial Systems customers through an internal marketing and sales force. In addition, we utilize a worldwide dealer network to distribute our products and international sales representatives to assist with international sales and marketing. In 2010, various branches of the U.S. Government accounted for 45 percent of our total sales.

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

Competition

We operate in a highly competitive environment. Principal competitive factors include total cost of ownership, product and system performance, quality, service, warranty and indemnification terms, technology, design engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of U.S. and non-U.S. companies, including approximately ten principal competitors in each of our Government Systems and Commercial Systems businesses. Many of these competitors are also our suppliers or customers on some of our programs. Some of our principal competitors include Honeywell International, Inc., Thales S.A., Panasonic, Raytheon Co., Harris Corp., BAE Systems Aerospace, Inc., General Dynamics Corporation, L3 Communications, Inc., The Boeing Company, Northrop Grumman Corp., CAE Inc., General Electric Co. and Garmin International Inc. Several of our competitors are significantly larger than us in terms of resources and market share, and can offer a broader range of products. Some of our competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In addition, some of our competitors offer avionics and communications solutions with fewer features and lower prices that may compete with our solutions. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products. Furthermore, competitors who have greater financial resources may be better able to provide a broader range of financing alternatives to their customers in connection with sales of their products. We believe, however, that our systems, products and services are well positioned to compete in our served markets.

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

Our investment in inventory is a significant part of our working capital, and historically we have maintained sufficient inventory to meet our customers' requirements on a timely basis. This investment includes production stock, work-in-process inventory, finished goods, spare parts and goods on consignment with airlines. Our accounts receivable also constitute a significant part of our working capital. Accounts receivable also includes unbilled receivables primarily related to sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms. The critical accounting policies involving inventory valuation reserves and long-term contracts are discussed under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

Backlog

The following table summarizes our backlog:

	September 30
(in billions)	2010	2009
Government Systems:
Funded orders	$3.1	$3.0
Unfunded orders	0.3	0.3
Commercial Systems	1.1	1.2

Total backlog	$4.5	$4.5

Our backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. Although we believe that the orders included in backlog are firm, most of our backlog involves orders that can be modified or terminated by the customer. Our backlog at September 30, 2010 includes approximately $2.1 billion of orders that are expected to be filled by us after fiscal year 2011.

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

We completed four acquisitions in the past three years to augment our internal growth plans. These acquisitions were:

    •
    corporate flight handling and trip support services: December 2009 acquisition of AR Group, Inc.

    •
    satellite-based network communication solutions: May 2009 acquisition of DataPath, Inc.

    •
    visual display solutions for commercial and military simulators: November 2008 acquisition of SEOS Group Ltd.

    •
    flight control and navigation solutions primarily to the UAV market segment: April 2008 acquisition of Athena Technologies, Inc.

Additional information relating to our acquisitions is contained in Notes 3 and 7 of the Notes to Consolidated Financial Statements in Item 8 below.

Research and Development

We have significant research, development, engineering and product design capabilities. At September 30, 2010, we employed approximately 6,300 engineers.

Amounts attributed to our research and development (R&D) activities are as follows:

(in millions)	2010	2009	2008
Customer-funded(1)	$516	$493	$501
Company-funded	345	355	395

Total research and development	$861	$848	$896

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

Employees

As of September 30, 2010, we had approximately 20,000 employees. Approximately 2,000 of our employees in the U.S. are covered by collective bargaining agreements. The collective bargaining agreements for the bargaining unit employees are set to expire beginning in May 2013. In certain of our non-U.S. subsidiaries, many of our employees are represented by workers' councils or statutory labor unions.

Cyclicality and Seasonality

The avionics and communications markets in which we sell our products are, to varying degrees, cyclical and have experienced periodic downturns. For example, markets for our commercial aviation electronic products have experienced downturns during periods of slowdowns in the commercial airline industry and during periods of weak conditions in the economy in general, as demand for new aircraft generally declines during these periods. We believe that we are emerging from a commercial aviation downturn. Although we believe that our Government Systems business reduces our exposure to these business downturns, we may experience downturns in the future. Our Government Systems business is also subject to some cyclicality primarily as a result of U.S. Government defense budget cycles. While we believe our Government Systems business is well positioned, the U.S. Government defense budget is expected to face some challenges in the coming years.

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

Selected financial information by major geographic area for each of the three years in the period ended September 30, 2010 is contained in Note 23 of the Notes to Consolidated Financial Statements in Item 8 below.

Item 1A.    Risk Factors.

A global recession may adversely affect us.

We believe that we are emerging from a global recession that caused failures of financial institutions and led to unprecedented government intervention in the U.S., Europe and other regions of the world. If another recession emerges that impacts where we do business, risks may include:

    •
    declines in revenues, profitability and cash flows from reduced orders, payment delays or other factors caused by the economic problems of customers

    •
    reprioritization of government spending away from defense programs in which we participate

    •
    adverse impacts on our access to short-term commercial paper borrowings or other credit sources

    •
    supply problems associated with any financial constraints faced by our suppliers

International conflicts and terrorism may adversely affect our business.

International conflicts such as the war in Afghanistan, political turmoil in the Middle and Far East and the possibility of future terrorist attacks cause significant uncertainty with respect to U.S. and other business and financial markets and may adversely affect our business. These international conflicts also affect the price of oil, which has a significant impact on the financial health of our commercial customers. Although our Government Systems business may experience greater demand for its products as a result of increased government defense spending, factors arising (directly or indirectly) from international conflicts or terrorism which may adversely affect our business include reduced aircraft build rates, upgrades, maintenance and spending on discretionary products such as in-flight entertainment, as well as increases in the cost of property and aviation products insurance and increased restrictions placed on our insurance policies. The war in Afghanistan creates the risk that our Government Systems customers may need to redirect funding from our existing business to pay for war-related activities. Furthermore, we currently hold only nominal insurance related to the effects of terrorist acts on our assets and our aircraft products.

We depend to a significant degree on U.S. Government contracts, which are subject to unique risks.

In 2010, 45 percent of our sales were derived from U.S. Government contracts. In addition to normal business risks, our supply of systems and products to the U.S. Government is subject to unique risks which are largely beyond our control. These risks include:

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

In 2010, revenues from products and services exported from the U.S. or manufactured and serviced abroad were 29 percent of our total sales. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:

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

During 2010, approximately 89 percent of our total sales were from, and a significant portion of our anticipated future sales will be from, firm, fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial cost estimates are incorrect, we can incur losses on these contracts. These fixed-price contracts can expose us to potentially large losses because the customer may compel us to complete a project or, in the event of a termination for default, pay the entire incremental cost of its replacement by another provider regardless of the size of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns could have an adverse impact on our financial condition, operating results and cash flows.

Costs of certain employee and retiree benefits may continue to rise.

Although we have taken action seeking to contain volatility in the costs related to medical and pension benefits, there are risks that our costs for these benefits will increase as a result of:

    •
    continued increases in medical costs related to current employees due to increased usage of medical benefits, medical inflation and the impact of recent U.S. Government health care legislation

    •
    material changes in legislation impacting medical or pension matters

    •
    the effect declines in the stock and bond markets have on the performance of our pension plan assets

    •
    potential reductions in the discount rate used to determine the present value of our retirement benefit obligations

Tax changes could affect our effective tax rate and future profitability.

Our future results could be adversely affected by changes in the effective tax rate as a result of changes in our overall profitability and changes in the mix of earnings in countries with differing statutory tax rates, changes in tax legislation, the results of audits and examination of previously filed tax returns and continuing assessment of our tax exposures.

We depend on specialized test equipment.

Some of our specialized test equipment that supports the reliability of our products and systems is the result of significant investment. Back up test equipment may not be readily available. Damage to our specialized test equipment may result in protracted production recovery.

Cautionary Statement

This Annual Report on Form 10-K, and documents that are incorporated by reference in this Annual Report on Form 10-K, contain statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers (including major U.S. airlines); the health of the global economy, including potential deterioration in the currently volatile economic and financial market conditions; delays related to the award of domestic and international contracts; the continued support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of terrorist events on the commercial aerospace industry; potential declining defense budgets resulting from budget deficits in the U.S. and abroad; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity and quality improvements and cost reduction initiatives; achievement of our acquisition and related integration plans; ability to achieve our planned effective tax rates; risk that legislation re-establishing the Federal Research and Development Tax Credit is not passed during our fiscal year 2011; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with export control regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of litigation, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

Item 1B.    Unresolved Staff Comments.

None

Item 2.    Properties.

As of September 30, 2010, we operated 19 manufacturing facilities throughout the U.S. and one manufacturing facility each in Mexico, France, Germany and the United Kingdom. The Company also had engineering facilities, sales offices, warehouses and service locations in approximately 20 countries around the world. These facilities have aggregate floor space of approximately 7 million square feet, substantially all of which is in use. Of this floor space, approximately 58 percent is owned and approximately 42 percent is leased. There are no major encumbrances on any of our plants or equipment, other than financing arrangements which in the aggregate are not significant. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2010 is as follows:

Location	Owned Facilities	Leased Facilities	Total
(in thousands of square feet)
U.S.	3,714	2,318	6,032
Europe	329	296	625
Canada and Mexico	—	122	122
Asia Pacific	—	175	175
South America	—	7	7

Total	4,043	2,918	6,961

Type of Facility	Owned Facilities	Leased Facilities	Total
(in thousands of square feet)
Manufacturing and service	2,177	1,478	3,655
Sales, engineering and general office space	1,866	1,440	3,306

Total	4,043	2,918	6,961

We have facilities with a total of at least 100,000 square feet in the following cities: Cedar Rapids, Iowa (2,980,000 square feet), Richardson, Texas (390,000 square feet), Melbourne, Florida (335,000 square feet), Heidelberg, Germany (240,000 square feet), Irvine, California (220,000 square feet), San Jose, California (215,000 square feet), Tustin, California (215,000 square feet), Coralville, Iowa (180,000 square feet), Sterling, Virginia (170,000 square feet), Duluth, Georgia (160,000 square feet), Toulouse, France (150,000 square feet), Wilsonville, Oregon (150,000 square feet), Salt Lake City, Utah (120,000 square feet) and Mexicali, Mexico (105,000 square feet). Most of our facilities are generally shared for the benefit of our Government Systems and Commercial Systems businesses. Our owned facility in San Jose, California is vacant and in the process of being sold. This facility has been included in the tables and is characterized as primarily manufacturing.

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

Item 4.    Reserved.

Item 4A.    Executive Officers of the Company.

The name, age, office and position held with us, and principal occupations and employment during the past five years of each of our executive officers as of November 20, 2010 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age
Clayton M. Jones—Chairman of the Board of Rockwell Collins since June 2002; President and Chief Executive Officer of Rockwell Collins since June 2001	61
Barry M. Abzug—Senior Vice President, Corporate Development of Rockwell Collins since October 2001	58
Patrick E. Allen—Senior Vice President and Chief Financial Officer of Rockwell Collins since January 2005	46
John-Paul E. Besong—Senior Vice-President, e-Business of Rockwell Collins since April 2007; Senior Vice President of e-Business & Lean Electronics of Rockwell Collins prior thereto	57
Gary R. Chadick—Senior Vice President, General Counsel and Secretary of Rockwell Collins since July 2001	49
Gregory S. Churchill—Executive Vice President, International and Service Solutions since February 2010; Executive Vice President and Chief Operating Officer, Government Systems of Rockwell Collins prior thereto	53

Name, Office and Position, and Principal Occupations and Employment	Age
Ronald W. Kirchenbauer—Senior Vice President, Human Resources of Rockwell Collins since April 2003	63
Nan Mattai—Senior Vice President, Engineering and Technology of Rockwell Collins since November 2004	58
Jeffrey A. Moore—Senior Vice President of Operations of Rockwell Collins since April 2006; Acting Senior Vice President of Operations of Rockwell Collins from October 2005 to April 2006; Vice President of Manufacturing Operations of Rockwell Collins prior thereto	57
Robert K. Ortberg—Executive Vice President and Chief Operating Officer, Government Systems since February 2010; Executive Vice President and Chief Operating Officer, Commercial Systems of Rockwell Collins from October 2006 to February 2010; Vice President and General Manager, Air Transport Systems of Rockwell Collins prior thereto	50
David S. Rokos—Vice President and Treasurer of Rockwell Collins since May 2008; Controller of Rockwell Collins Government Systems' Surface Solutions from January 2008 to May 2008; Controller of Rockwell Collins Government Systems' Sensor Systems prior thereto	41
Marsha A. Schulte—Vice President, Finance & Controller of Rockwell Collins since May 2006; Vice President & Controller, Operations of Rockwell Collins prior thereto	53
Kent L. Statler—Executive Vice President and Chief Operating Officer, Commercial Systems since February 2010; Executive Vice President, Rockwell Collins Services from October 2006 to February 2010; Senior Vice President and General Manager of Rockwell Collins Services from prior thereto	45
Robert A. Sturgell—Senior Vice President, Washington Operations since April 2009; Acting Administrator of the Federal Aviation Administration (FAA) from September 2007 to April 2009; Deputy Administrator of the FAA prior thereto	51

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

 PART II

Item 5.    Market for the Company's Common Equity, Related Stockholder Matters and Company Purchases of Equity Securities.

Market Information

Our common stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol "COL". On October 31, 2010, there were 25,489 shareowners of record of our common stock.

The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange—Composite Transactions reporting system during each quarter of our years ended September 30, 2010 and 2009:

	2010		2009
Fiscal Quarters	High	Low	High	Low
First	$56.88	$47.19	$42.86	$27.76
Second	63.73	52.03	42.14	27.67
Third	68.04	51.85	49.10	32.60
Fourth	59.40	51.87	51.37	38.29

Dividends

The following table sets forth the cash dividends per share paid by us during each quarter of our years ended September 30, 2010 and 2009:

Fiscal Quarters	2010	2009
First	$0.24	$0.24
Second	0.24	0.24
Third	0.24	0.24
Fourth	0.24	0.24

Based on our current dividend policy, we will pay quarterly cash dividends which, on an annual basis, will equal $0.96 per share. The declaration and payment of dividends by us, however, will be at the sole discretion of our Board of Directors.

Repurchases

Our Board of Directors has authorized certain repurchases of our common stock. During 2010, we repurchased approximately 3.2 million shares of our common stock at a total cost of $182 million, which resulted in a weighted average cost of $57.50 per share. During 2009, we repurchased approximately 3.9 million shares at a total cost of $156 million, which resulted in a weighted average cost of $40.01 per share.

The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2010 through July 31, 2010	305,000	$55.68	305,000	$75 million
August 1, 2010 through August 31, 2010	400,000	$56.22	400,000	$52 million
September 1, 2010 through September 30, 2010	460,000	$57.56	460,000	$326 million

Total/Average	1,165,000	$56.61	1,165,000

(1)
On September 16, 2010, our Board authorized the repurchase of an additional $300 million of our common stock. This authorization has no stated expiration.

Item 6.    Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 below. The Statement of Operations, Statement of Financial Position and other data has been derived from our audited financial statements.

	Years Ended September 30
	2010(a)	2009(b)	2008(c)	2007(d)	2006(e)
(dollars in millions, except per share amounts)
Statement of Operations Data:
Sales	$4,665	$4,470	$4,769	$4,415	$3,863
Cost of sales	3,379	3,150	3,334	3,092	2,752
Selling, general and administrative expenses	478	458	485	482	441
Income before income taxes	802	867	953	843	689
Net income	561	594	678	585	477
Net income as a percent of sales	12.0%	13.3%	14.2%	13.3%	12.3%
Diluted earnings per share	3.52	3.73	4.16	3.45	2.73
Statement of Financial Position Data:
Working capital(f)	$1,237	$1,003	$598	$710	$603
Property	707	719	680	607	552
Goodwill and intangible assets	1,072	964	807	691	654
Total assets	5,064	4,645	4,144	3,750	3,278
Short-term debt	24	—	287	—	—
Long-term debt	525	532	228	223	245
Shareowners' equity	1,482	1,292	1,408	1,573	1,206
Other Data:
Capital expenditures	$109	$153	$171	$125	$144
Depreciation and amortization	149	144	129	118	106
Dividends per share	0.96	0.96	0.80	0.64	0.56
Stock Price:
High	$68.04	$51.37	$76.00	$74.69	$60.41
Low	47.19	27.67	43.26	54.38	43.25

(a)
Includes a $20 million income tax benefit related to the favorable resolution of certain tax matters in 2010.

(b)
Includes $21 million of restructuring and asset impairment charges primarily related to reductions in workforce and decisions to implement certain facility rationalization actions ($14 million after taxes). $19 million of the restructuring and asset impairment charge was recorded in cost of sales and the remaining $2 million was included in selling, general and administrative expenses.

(c)
Includes a $22 million income tax benefit related to the favorable resolution of certain tax matters in 2008.

(d)
Includes (i) a $13 million reduction in income tax expense related to the retroactive reinstatement of the previously expired Federal Research and Development Tax Credit and (ii) a $5 million favorable adjustment to the 2006 restructuring charge discussed in item (e)(ii) below. The $5 million adjustment in 2007 was primarily due to lower than expected employee separation costs ($3 million gain after taxes).

(e)
Includes (i) $20 million gain on the sale of Rockwell Scientific Company, LLC, an equity affiliate that was jointly owned with Rockwell Automation, Inc. ($13 million after taxes) and

  (ii) $14 million restructuring charge related to decisions to implement certain business realignment and facility rationalization actions ($9 million after taxes).

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

We operate on a 52/53 week fiscal year ending on the Friday closest to September 30. For ease of presentation, September 30 is utilized consistently throughout Management's Discussion and Analysis of Financial Condition and Results of Operations to represent the fiscal year end date. 2010 and 2009 were both 52 week fiscal years, while 2008 was a 53 week fiscal year. All date references contained herein relate to our fiscal year unless otherwise stated.

OVERVIEW AND OUTLOOK

We benefit from a diversified and balanced business, serving both commercial and government markets. This diversification and balance was an important attribute that helped support the performance of our Company during 2010. Our Government Systems business realized revenue growth from acquisitions and from higher organic sales to customers who remain focused on increasing the effectiveness of the war fighter. Our Commercial Systems business continued to experience lingering effects from uncertainty in the global economic recovery and the adverse impact on our commercial aerospace customers. We took aggressive actions to manage the cost structure of our business and position our portfolios appropriately for these market conditions. We adjusted our operations to increase efficiency and balance capacity as we completed the closure of our facility in San Jose, California and relocated work previously done there to other locations. We focused on containing costs and accelerating the margin accretion of our DataPath, Inc. (DataPath) acquisition. As a result of these efforts, we generated the following results for 2010:

    •
    we achieved sales of $4.67 billion

    •
    we delivered earnings per share of $3.52

    •
    we generated operating cash flow of $711 million

    •
    we continued to invest in research and development (R&D) at 18.5 percent of sales

We believe our Company has proven its ability to both react quickly to changing business conditions and to execute its business plans. Our fundamental strategies continue to serve us well: the balance between our commercial and government businesses; the diversification of our customer base and product offerings; the integration of our business through our shared service operating model and our focus on innovation through R&D.

Balance—We feel our business is characterized by its balance, in terms of market segment, geographic regions and product and customer sales mix. We strive to maintain a balance between our Government and Commercial Systems businesses, believing that the segments are complementary to one another. In 2011, we expect the strength of our Commercial Systems business to drive our growth with a modest increase in our Government Systems business. We believe our balanced business portfolio is a fundamental strength of our Company.

Diversification—Our business derives its revenue streams from a large number of diverse customers, products, solutions, geographic regions and markets. Our Government Systems business executes against numerous programs every year for a variety of customers, including the U.S. Department of Defense, state and local governments, other government agencies, civil agencies, defense contractors and foreign ministries of defense. Our Commercial Systems business serves customers ranging from the world's largest aircraft manufacturers to individual aircraft owners within the general aviation marketplace. This diversification of revenue sources enables us to pursue numerous growth opportunities as business conditions vary across our portfolios.

Integration—We have a highly integrated business reliant upon a shared services operating platform. The integrated nature of our business allows us to leverage product and service capabilities across our segments in a manner we believe is unique in our industry. This integration is evidenced by our product and technology centers of excellence in areas such as displays, communication, navigation and surveillance, through which we apply our core competencies to solutions in both Government and Commercial Systems.

Innovation—A well-funded and comprehensive R&D program is a foundational aspect of our Company. Our focus on developing unique solutions to our customers' needs is evidenced by the large investment we dedicate towards R&D programs. It is this spending profile that has allowed us to successfully pursue and capture customer programs and that will continue to be the growth engine for our Company.

Looking forward to 2011, we believe we are positioned to realize a return to growth in our Commercial Systems business and continued increases, although at more modest levels than in recent years, in our Government Systems business. Highlights of our 2011 earnings guidance are as follows:

    •
    total sales in the range of $4.8 billion to $5.0 billion, or about a 3 percent to 7 percent increase over 2010

    •
    diluted earnings per share in the range of $3.75 to $3.95

    •
    cash provided by operating activities in the range of $650 million to $750 million

    •
    capital expenditures of approximately $150 million

    •
    total company and customer-funded R&D expenditures in the range of $900 million to $950 million, or about 19 percent of total sales

See the following sections for further discussion of 2010 and anticipated 2011 results of operations. For additional disclosure on segment operating earnings see Note 23 of the Notes to Consolidated Financial Statements in Item 8 below. Please also see our Risk Factors and Cautionary Statement in Item 1A of this Form 10-K.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for 2008 through 2010 and should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 below.

Consolidated Financial Results

Sales

(dollars in millions)	2010	2009	2008
U.S.	$3,313	$3,080	$3,164
Non-U.S.(1)	1,352	1,390	1,605

Total	$4,665	$4,470	$4,769

Percent increase (decrease)	4%	(6)%

(1)
Sales are attributed to geographic region based on country of destination.

Sales for 2010 compared to 2009

Total sales increased $195 million, or 4 percent, in 2010 compared to 2009, primarily due to a $282 million increase in Government Systems sales partially offset by an $87 million reduction in Commercial Systems sales. Incremental sales from the May 2009 acquisition of DataPath, the December 2009 acquisition of AR Group, Inc. (Air Routing) and the November 2008 acquisition of SEOS Group Limited (SEOS), contributed a total of $209 million in revenue or 5 percentage points of revenue growth. A more detailed discussion of sales by segment in 2010 and 2009 is found in the Government Systems and Commercial Systems Financial Results sections below.

Domestic sales increased $233 million, or 8 percent, in 2010 compared to 2009, primarily attributable to sales growth in our Government Systems segment driven by higher product and service sales from the DataPath acquisition and increased sales to the U.S. Government. In addition, higher Commercial Systems sales to Boeing and incremental service sales from the Air Routing acquisition were partially offset by decreased sales to domestic business jet original equipment manufacturers (OEMs).

Non-U.S. sales decreased by $38 million, or 3 percent, in 2010 compared to 2009, primarily due to lower Commercial Systems sales impacted by reduced production rates at non-U.S. business and regional jet OEMs, partially offset by incremental sales to regions outside of the U.S. from the DataPath and SEOS acquisitions.

Sales for 2009 compared to 2008

Total sales decreased by $299 million, or 6 percent, in 2009 compared to 2008, primarily due to a $512 million reduction in Commercial Systems sales, partially offset by a $213 million increase in Government Systems sales. Incremental sales from the April 2008 acquisition of Athena Technologies, Inc. (Athena), the November 2008 acquisition of SEOS and the May 2009 acquisition of DataPath, contributed a total of $117 million in revenue, or 2 percentage points of revenue growth. A more detailed discussion of sales by segment in 2009 and 2008 is found in the Government Systems and Commercial Systems Financial Results sections below.

Domestic sales decreased by $84 million, or 3 percent, in 2009 compared to 2008, primarily due to lower sales volume of Commercial Systems products and systems to OEMs and reduced commercial avionics aftermarket hardware and service and support revenues. These decreases were partially offset by incremental revenue from the DataPath and Athena acquisitions and higher sales to the U.S. Government.

Non-U.S. sales decreased by $215 million, or 13 percent, in 2009 compared to 2008, primarily due to the decline in Commercial Systems sales resulting from lower production rates at OEMs and a reduction in commercial avionics aftermarket hardware and service and support revenues. These decreases were partially offset by incremental sales from the SEOS and DataPath acquisitions.

Cost of Sales

Total cost of sales is summarized as follows:

(dollars in millions)	2010	2009	2008
Total cost of sales	$3,379	$3,150	$3,334
Percent of total sales	72.4%	70.5%	69.9%

Cost of sales consists of all costs incurred to design and manufacture our products and includes R&D, raw material, labor, facility, product warranty and other related expenses.

Cost of sales for 2010 compared to 2009

Total cost of sales increased $229 million, or 7 percent, in 2010 compared to 2009, primarily due to the following:

    •
    incremental product and service cost of sales from the DataPath, Air Routing and SEOS acquisitions totaling $146 million

    •
    a $66 million increase attributable to higher employee incentive compensation expenses. For 2010, $60 million of employee compensation expense was included in cost of sales. For 2009, no employee incentive compensation was awarded. In addition, a favorable adjustment to reduce cost of sales by $6 million occurred during 2009 resulting from lower than expected compensation payments made to employees in 2009 for incentive awards earned in 2008

    •
    a $31 million increase attributable to higher defined benefit pension expense. As discussed in the Retirement Plans section below, the increase in pension expense was primarily due to the unfavorable impact of a decrease in the discount rate used to measure our U.S. pension expense from 7.60 percent in 2009 to 5.47 percent in 2010. For 2010, $12 million of pension expense was included within cost of sales, compared to $19 million of pension income during 2009

    •
    a $19 million benefit due to lower restructuring and asset impairment charges that were incurred in 2009 and primarily related to the closure of our facility in San Jose, California

    •
    a $10 million decrease from lower company-funded R&D costs as explained in detail below

    •
    the remaining variance primarily related to a $68 million increase in cost of sales associated with the organic sales growth in Government Systems, partially offset by a $53 million reduction in cost of sales from lower organic Commercial Systems sales volume. See the Government Systems and Commercial Systems Financial Results sections below for further discussion

Cost of sales for 2009 compared to 2008

Total cost of sales decreased $184 million, or 6 percent, in 2009 compared to 2008, primarily due to the following:

    •
    a $206 million decrease from lower organic Commercial Systems sales volume, partially offset by a $56 million increase associated with the organic sales growth in Government

      Systems. See the Government Systems and Commercial Systems Financial Results sections below for further discussion

    •
    a $107 million decrease attributable to lower employee incentive compensation expenses. For 2009, employee incentive compensation resulted in a favorable reduction to cost of sales of $6 million (see explanation above). For 2008, $101 million of employee incentive compensation expense was included within cost of sales

    •
    a $40 million decrease from lower company-funded R&D costs as explained in detail below

    •
    a $10 million decrease attributable to higher defined benefit pension income. As discussed in the Retirement Plans section below, the higher pension income was primarily due to the favorable impact of an increase in the discount rate used to measure our U.S. pension expense from 6.60 percent in 2008 to 7.60 percent in 2009. Pension income included within cost of sales was $19 million for 2009 and $9 million for 2008

    •
    the above items were partially offset by incremental cost of sales from the DataPath, SEOS and Athena acquisitions totaling $104 million as well as $19 million of costs associated with the 2009 restructuring and asset impairment charges

R&D expense included in Cost of sales for 2010, 2009 and 2008

R&D expense is included as a component of cost of sales and is summarized as follows:

(dollars in millions)	2010	2009	2008
Customer-funded:
Government Systems	$437	$413	$398
Commercial Systems	79	80	103

Total customer-funded	516	493	501

Company-funded:
Government Systems	115	104	98
Commercial Systems	230	251	297

Total company-funded	345	355	395

Total Research and Development	$861	$848	$896

Percent of total sales	18.5%	19.0%	18.8%

Company-funded R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering related product materials and equipment and subcontracting costs. Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale when earned.

Total R&D expense increased $13 million from 2009 to 2010. The customer-funded portion of R&D expense increased $23 million from 2009 to 2010, primarily due to a $24 million increase within Government Systems from customer-funded development efforts on a European fixed-wing aircraft program and a vehicle electronics integration program. The increase in customer-funded R&D was partially offset by a $10 million decrease in company-funded R&D. Commercial Systems company-funded R&D decreased $21 million, primarily from lower spending as certain projects neared completion and the timing of other efforts were delayed as we continued to manage our cost structure and adjust to market demands. This decrease was partially offset by an $11 million increase in company-funded R&D expense within Government Systems, primarily related to the DataPath acquisition and increased spending on other programs.

Total R&D expense decreased $48 million from 2008 to 2009. This decrease was primarily related to a $46 million reduction in Commercial Systems company-funded R&D expense driven by lower development costs on the Boeing 787 program and reduced spending on certain other initiatives as global macro-economic factors adversely impacted our commercial markets, partially offset by increased spending on the Airbus A350 program. The customer-funded portion of R&D expense decreased slightly from 2008 to 2009 as lower customer-funded development on certain commercial air transport platforms with Boeing were partially offset by higher customer-funded development within Government Systems on programs such as Common Range Integrated Instrumentation System (CRIIS) and Joint Precision Approach and Landing System (JPALS).

Looking forward to 2011, total R&D expense is expected to increase by approximately 5 to 10 percent over 2010 and be in the range of $900 million to $950 million, or about 19 percent of total Company sales. The increase is primarily due to expected growth in customer-funded R&D principally related to recent awards and anticipated Government Systems development programs and other customer-funded development programs within Commercial Systems related to certain Asian regional jet programs. Increases are also expected in company-funded R&D as Government Systems continues to apply our commercial flight deck architecture into military and civil applications and Commercial Systems applies our Fusion product to certain next generation flight decks for business aircraft.

Selling, General and Administrative Expenses

(dollars in millions)	2010	2009	2008
Selling, general and administrative expenses (SG&A)	$478	$458	$485
Percent of total sales	10.2%	10.2%	10.2%

SG&A expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses increased $20 million, or 4 percent, in 2010 compared to 2009, primarily due to the following:

    •
    a $49 million increase due to the combined impact of incremental SG&A expense from the DataPath, Air Routing and SEOS acquisitions, higher employee incentive compensation costs and an increase in defined benefit pension expense

    •
    a $29 million decrease in SG&A expense primarily comprised of reductions in employee headcount and other cost savings

SG&A expenses decreased $27 million, or 6 percent, in 2009 compared to 2008, primarily due to the following:

    •
    a $29 million decrease from the combined impact of lower employee incentive compensation costs and reduced defined benefit pension expense

    •
    the remaining variance resulted from a $2 million net increase attributable primarily to incremental SG&A expense from the DataPath, SEOS and Athena acquisitions, which were mostly offset by reductions in employee headcount and other cost savings

Interest Expense

(in millions)	2010	2009	2008
Interest expense	$20	$18	$21

Interest expense increased by $2 million in 2010 compared to 2009, primarily due to a full year of interest expense associated with the $300 million of long-term debt issued May 6, 2009. See Note 10 of the Notes to the Consolidated Financial Statements in Item 8 below for more detail regarding outstanding debt.

Interest expense decreased $3 million in 2009 compared to 2008, primarily due to a more favorable interest rate environment on our variable rate short-term debt outstanding during 2009.

Other Income, Net

(in millions)	2010	2009	2008
Other income, net	$(14)	$(23)	$(24)

For information regarding the fluctuations in other income, net, see Note 15 of the Notes to Consolidated Financial Statements in Item 8 below.

Income Tax Expense

(dollars in millions)	2010	2009	2008
Income tax expense	$241	$273	$275
Effective income tax rate	30.1%	31.5%	28.9%

The effective income tax rate differed from the U.S. statutory tax rate as detailed below:

	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.8	0.7	0.6
Research and development credit	(1.2)	(2.2)	(2.6)
Domestic manufacturing deduction	(1.1)	(1.3)	(1.5)
Tax settlements	(2.4)	—	(2.3)
Other	(1.0)	(0.7)	(0.3)

Effective income tax rate	30.1%	31.5%	28.9%

The difference between our effective income tax rate in 2010 and the statutory tax rate is primarily due to the benefit from the settlement of certain tax matters, the tax benefits derived from the Federal Research and Development Tax Credit (Federal R&D Tax Credit), which provides a tax benefit on certain incremental R&D expenditures, and the Domestic Manufacturing Deduction under Section 199 (DMD), which provides a tax benefit on U.S. based manufacturing.

The effective income tax rate in 2010 decreased from 2009 primarily due to the favorable impact of the Internal Revenue Service (IRS) completing its examination of the taxable years ended September 30, 2006 and 2007, partially offset by differences in the availability of the Federal R&D Tax Credit which expired December 31, 2009.

The effective income tax rate in 2009 increased from 2008 primarily due to the favorable resolution of certain tax settlements that benefited our effective income tax rate in 2008.

The effective income tax rates for 2010, 2009 and 2008 include a tax benefit related to the DMD. The DMD tax benefit available in 2010, 2009 and 2008 was being phased in by statute and was therefore lower than the full DMD tax benefit which will be effective beginning in fiscal year 2011.

For 2011, our effective income tax rate is projected to be in the range of 31 percent to 32 percent in comparison to our 2010 effective income tax rate of 30.1 percent. The projected 2011 effective income tax rate assumes the Federal R&D Tax Credit is available for the entire fiscal year, although legislation authorizing Federal R&D Tax Credit beyond December 31, 2009 has yet to be enacted.

Management believes a valuation allowance against deferred tax assets is not considered necessary because it is more likely than not the deferred tax assets will be fully realized, except for $15 million of deferred tax assets which have been fully reserved related to foreign net operating losses in Sweden and the United Kingdom which are not subject to expirations, a domestic capital loss carryforward which expires in 2015, and state R&D credit carryovers with varying expiration dates.

Net Income and Diluted Earnings Per Share

(dollars and shares in millions, except per share amounts)	2010	2009	2008
Net income	$561	$594	$678
Net income as a percent of sales	12.0%	13.3%	14.2%
Diluted earnings per share	$3.52	$3.73	$4.16
Weighted average diluted common shares	159.2	159.4	162.9

Net income for 2010 decreased 6 percent to $561 million, or 12.0 percent of sales, from net income of $594 million, or 13.3 percent of sales, for 2009. Diluted earnings per share decreased 6 percent to $3.52 for 2010 compared to $3.73 for 2009. The decrease in net income and diluted earnings per share was primarily the result of higher expense from increased pension and employee incentive compensation costs and lower earnings from reduced Commercial Systems sales volume as discussed in the Commercial Systems Financial Results section. These items were partially offset by higher earnings from increased Government Systems sales volume as discussed in the Government Systems Financial Results section, a reduction to the effective income tax rate as discussed in the Income Taxes section and lower restructuring and asset impairment charges which occurred in 2009 and primarily related to the closure of our facility in San Jose, California. The 2009 restructuring and asset impairment charge was $14 million after-taxes, or $21 million before income taxes.

Net income in 2009 decreased 12 percent to $594 million, or 13.3 percent of sales, from net income in 2008 of $678 million, or 14.2 percent of sales. Diluted earnings per share decreased 10 percent in 2009 to $3.73, compared to $4.16 in 2008. The decrease in net income was primarily due to lower earnings from reduced Commercial Systems sales volume as discussed in the Commercial Systems Financial Results section, an increase to the effective income tax rate as discussed in the Income Taxes section and the $14 million after-tax restructuring and asset impairment charge ($21 million before income taxes) that was primarily related to the decision to close our San Jose, California facility. These items were partially offset by lower employee incentive compensation costs, higher earnings from increased Government Systems sales volume as discussed in the Government Systems Financial Results section and lower company-funded R&D costs. The decrease in earnings per share was lower than the decrease in net income due to the positive impact of our share repurchase program.

Segment Financial Results

Government Systems

Overview and Outlook

Our Government Systems business provides communication and electronic systems, products and services for airborne and surface applications to the U.S. Department of Defense, state and local governments, other government agencies, civil agencies, defense contractors and foreign ministries of defense. These systems, products and services support airborne (fixed and rotary wing), ground and shipboard applications. The short and long-term performance of our Government Systems business is affected by a number of factors, including the amount and prioritization of defense spending by the U.S. and non-U.S. governments, which is generally based on the security environment and underlying political landscape resulting from budget deficits in the U.S. and abroad.

We expect global baseline defense budgets to be constrained as we move into 2011 and the available funding for our R&D and procurement budgets to be relatively flat due to a combination of factors. These factors include: a reduction in supplemental appropriations that could put further pressure on procurement budgets; the impact of announced program cuts such as completion of the F-22 program and restructuring of Future Combat Systems; and the potential for Eurofighter program delays and other program delays similar to those realized in 2010. In spite of the market environment, we believe high priority military transformation initiatives and customer demand for cost-effective solutions to modernize and extend the life of current systems or to replace systems returning from deployment will lead to funding support for our military communications and electronics equipment. We expect that these customer priorities, combined with our strengthening positions in certain faster growing areas of our served defense electronics and communications markets, should enable us to deliver modest revenue growth in 2011. We continue to expand our involvement in certain segments of the defense electronics market and expect to see future growth from sales of our products and services for unmanned air vehicles, ground vehicles and soldier systems.

Risks affecting future performance of our Government Systems business include, but are not limited to:

    •
    potential impact of geopolitical and economic events

    •
    overall funding and prioritization of the U.S. and non-U.S. defense budgets

    •
    delayed or reduced funding for programs we have won

    •
    our ability to win new business, successfully develop products and execute on programs pursuant to contractual requirements

We expect Government Systems sales to increase by approximately 2 percent in 2011 compared to 2010. Growth areas are expected to be as follows:

    •
    rotary wing platform avionics

    •
    electronic systems integration

    •
    simulation and training systems

    •
    Micro-Defense Advanced GPS Receiver (DAGR) products

    •
    surface communication equipment programs

Growth in the above areas is likely to be partially offset by expected declines in the following:

    •
    KC-135 Global Air Traffic Management (GATM) program

    •
    reduced shipments of display and communications equipment for fighter jet platforms

    •
    Joint Tactical Radio System (JTRS) programs as it transitions from development to low rate initial production

    •
    lower volume following initial deliveries on an electronic system integration program for the California Highway Patrol

    •
    reduced production rates for legacy global-positioning-system (GPS) products

We project Government Systems 2011 segment operating margins will be comparable to the 21.2 percent segment operating margin reported in 2010 as expected increases in employee incentive compensation expenses are expected to be offset by a decrease in defined benefit pension plan expenses as discussed in the Retirement Plans section below.

For additional disclosure on Government Systems segment results see Note 23 of the Notes to Consolidated Financial Statements in Item 8 below.

Government Systems Sales

The following table represents Government Systems sales by product category:

(dollars in millions)	2010	2009	2008
Airborne solutions	$1,852	$1,761	$1,662
Surface solutions	1,009	818	704

Total	$2,861	$2,579	$2,366

Percent increase	11%	9%

Government Systems Sales for 2010 compared to 2009

Airborne solutions sales increased $91 million, or 5 percent, in 2010 compared to 2009, primarily due to the following:

    •
    a $66 million increase in tanker / transport and special mission program revenues, due primarily to the combined impact of recent non-U.S. program wins to upgrade fixed-wing aircraft and higher development revenues on KC-135 programs

    •
    a $40 million increase comprised of higher sales from deliveries of satellite radio units for certain mission system programs, increased effort on a secure network infrastructure upgrade program and higher simulation and training revenues from deliveries of visual display systems

    •
    incremental sales from the November 2008 SEOS acquisition contributed $5 million, or less than 1 percentage point of revenue growth

    •
    the above items were partially offset by a $27 million reduction in sales of display and communications equipment for fighter jets due to the wind-down of several programs

Surface solutions sales increased $191 million, or 23 percent, in 2010 compared to 2009, primarily due to the following:

    •
    incremental sales from the May 2009 DataPath acquisition contributed $172 million, or 21 percentage points of revenue growth

    •
    organic sales increased $19 million, or 2 percent, primarily due to $54 million of higher revenue from initial deliveries on a vehicle electronics integration program, partially offset by $36 million of lower revenue from GPS products as production rates were reduced in accordance with U.S. Department of Defense fielding requirements

Government Systems Sales for 2009 compared to 2008

Airborne solutions sales increased $99 million, or 6 percent, in 2009 compared to 2008, primarily due to the following:

    •
    a $53 million increase in simulation and training program revenues, primarily for the E-2 Hawkeye aircraft and Blackhawk helicopter

    •
    incremental sales from the April 2008 acquisition of Athena and the November 2008 acquisition of SEOS contributed a total of $27 million, or 2 percentage points of revenue growth

    •
    a $23 million increase in development program revenues on the CRIIS program

    •
    the above items were partially offset by a $19 million decrease in international C-130 upgrade program revenues

Surface solutions sales increased $114 million, or 16 percent, in 2009 compared to 2008, primarily due to the following:

    •
    incremental sales from the May 2009 DataPath acquisition contributed $84 million, or 12 percentage points of revenue growth

    •
    a $21 million increase from the JPALS development program

    •
    a $17 million increase from a non-U.S. fixed-site radio upgrade program

    •
    the above items were partially offset by a $20 million decrease in DAGR program revenues

Government Systems Segment Operating Earnings

(dollars in millions)	2010	2009	2008
Segment operating earnings	$606	$602	$486
Percent of sales	21.2%	23.3%	20.5%

Government Systems Operating Earnings for 2010 compared to 2009

Government Systems operating earnings were $606 million, or 21.2 percent of sales, for 2010 compared to operating earnings of $602 million, or 23.3 percent of sales, for 2009. The $4 million increase in Government Systems operating earnings was primarily due to the following:

    •
    the $282 million increase in sales volume discussed in the Government Systems Sales section above resulted in a $219 million increase to costs and incremental operating earnings of $63 million. The higher costs primarily resulted from acquisitions and the vehicle electronics integration program discussed in the Government Systems Sales section above

    •
    a $14 million benefit to operating earnings resulted from lower warranty expense. The reduction in warranty expense was primarily due to the combined impact of a favorable adjustment recorded in 2010 to reduce warranty reserves for certain tanker transport aircraft programs and the absence of unfavorable charges which occurred in 2009 related to retrofits of fielded product. During 2010, net warranty expense for the Government Systems segment was $1 million compared to $15 million during 2009

    •
    a $62 million reduction in operating earnings attributable to the combined impact of a $44 million increase in employee incentive compensation costs and an $18 million increase in pension expense as discussed in the Cost of Sales section above. For 2010, employee incentive compensation costs and defined benefit pension expense were $41 million and $8 million, respectively. For 2009, employee incentive compensation and defined benefit pension income benefited operating earnings by $3 million and $10 million, respectively

    •
    an $11 million reduction in operating earnings related to higher company-funded R&D expense, as explained in the Cost of Sales section above

The decline in Government Systems operating earnings as a percent of sales during 2010 compared to 2009 was primarily due to higher employee incentive compensation, pension and company-funded R&D expenses explained above and lower margin acquisition revenues, partially offset by the reduction in warranty expense.

Government Systems Operating Earnings for 2009 compared to 2008

Government Systems operating earnings were $602 million, or 23.3 percent of sales, for 2009 compared to operating earnings of $486 million, or 20.5 percent of sales, for 2008. The $116 million increase in Government Systems operating earnings was primarily due to the following:

    •
    the $213 million increase in sales volume discussed in the Government Systems Sales section above resulted in a $161 million increase to costs and incremental operating earnings of $52 million. The higher costs primarily resulted from acquisitions and the simulation and training programs discussed in the Government Systems Sales section above

    •
    a $70 million benefit to operating earnings resulted from lower employee incentive compensation and pension costs discussed in the Cost of Sales section above. For 2009, employee incentive compensation and defined benefit pension income benefited operating earnings by $3 million and $10 million, respectively. For 2008, employee incentive compensation costs were $61 million and defined benefit pension income was $4 million

    •
    a $6 million reduction in operating earnings related to higher company-funded R&D expense, as explained in the Cost of Sales section above

The increase in Government Systems operating earnings as a percent of sales during 2009 compared to 2008 was primarily due to the lower employee incentive compensation and pension expenses explained above.

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

We are experiencing diverging trends in the commercial markets that we serve. The strength of backlog and projected recovery of aircraft orders has prompted an increase in production rates by our air transport OEM customers. These increased rates are a positive sign that airlines expect to see continued favorable traffic trends as we move into 2011. Conversely, the market for new business and regional jets has remained stressed on weak orders and uncertainty relative to macroeconomic indicators. Thus we expect deliveries of business and regional jets in 2011 to be relatively flat as compared to 2010. We expect a favorable commercial aftermarket environment due to continued increases in passenger traffic and airline capacity. Additionally, stronger airline profitability is expected to drive significant increases in demand for our retrofit and spare products.

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

    •
    continued pressure on corporate profits

We expect Commercial Systems sales to increase by 10 percent in 2011 compared to 2010 primarily due to the following:

    •
    sales to air transport aircraft OEMs are expected to increase approximately 10 percent as a result of the entry into service and ramp-up in production of Boeing's 787 and planned production rate increases of Airbus' A320

    •
    sales to business and regional jet aircraft OEMs are projected to increase in the low teens due to the introduction of our avionics on Bombardier Global aircraft and a full year of production of the Cessna CJ-4

    •
    excluding Wide-body IFE service and support activities, air transport aftermarket are expected to experience approximately 10 percent revenue growth due to continued increases in passenger traffic, airlines bringing in additional capacity and stronger airline profitability

    •
    business and regional jet aftermarket revenues are expected to increase in the mid teens as a result of continued improvement in aircraft utilization and demand for retrofit products

    •
    the above items are expected to be partially offset by an estimated reduction of $20 million in sales of Wide-body IFE products and systems due to our decision in 2005 to cease investing in this product area. Sales related to Wide-body IFE services are expected to decline an additional $10 million as customers continue to retire older aircraft or replace their IFE systems

We project Commercial Systems 2011 operating margins will be higher than the 16.2 percent segment operating margins reported in 2010, due primarily to the forecasted increase in sales volumes. Anticipated increases in employee incentive compensation expense are expected to be largely offset by a decrease in defined benefit pension plan expenses as discussed in the Retirement Plans section below.

For additional disclosure on Commercial Systems segment results see Note 23 of the Notes to Consolidated Financial Statements in Item 8 below.

Commercial Systems Sales

The following table represents Commercial Systems sales by product category:

(dollars in millions)	2010	2009	2008
Air transport aviation electronics:
Original equipment	$439	$365	$464
Aftermarket	509	536	651
Wide-body in-flight entertainment products	50	85	142

Total air transport aviation electronics	998	986	1,257

Business and regional aviation electronics:
Original equipment	466	605	805
Aftermarket	340	300	341

Total business and regional aviation electronics	806	905	1,146

Total	$1,804	$1,891	$2,403

Percent decrease	(5)%	(21)%

Commercial Systems Sales for 2010 compared to 2009

Total air transport aviation electronics sales increased $12 million, or 1 percent, in 2010 compared to 2009, primarily due to the following:

    •
    air transport OEM sales increased $74 million, or 20 percent, primarily from higher sales to Boeing across multiple platforms as sales in the prior year were adversely impacted by Boeing's labor strike and resulting inventory rationalization

    •
    air transport aftermarket sales decreased $27 million, or 5 percent, due primarily to a $30 million reduction in aftermarket hardware sales driven by lower retrofits and spares

    •
    Wide-body IFE decreased $35 million, or 41 percent. Wide-body IFE relates to sales of twin-aisle IFE products and systems to customers in the air transport aviation electronics market. In September 2005 we announced our strategic decision to shift research and development resources away from traditional IFE systems for next generation wide-body aircraft. We continue to execute on Wide-body IFE contracts and plan to support existing customers, which includes on-going service and support activities. Sales related to Wide-body IFE service and support activities are included in the air transport aviation electronics aftermarket

Total business and regional aviation electronics sales decreased $99 million, or 11 percent, in 2010 compared to 2009, primarily due to the following:

    •
    business jet OEM sales decreased $127 million, or 27 percent, primarily due to lower business jet OEM production rates

    •
    regional jet OEM sales decreased $12 million, or 10 percent, primarily due to depressed regional jet OEM production rates at Bombardier, partially offset by higher customer-funded development programs

    •
    incremental revenue from the Air Routing acquisition contributed $28 million to business and regional aviation electronics aftermarket sales

    •
    organic business and regional aftermarket sales increased $12 million, or 4 percent, primarily due to a $9 million increase in service revenues from improved aircraft utilization

Commercial Systems Sales for 2009 compared to 2008

Total air transport aviation electronics sales decreased $271 million, or 22 percent, in 2009 compared to 2008, primarily due to the following:

    •
    air transport aftermarket sales decreased $115 million, or 18 percent, due primarily to a $64 million reduction in aftermarket hardware sales and a $51 million decrease in service and support revenues as airlines reduced capacity and deferred discretionary upgrade and retrofit programs due to the overall weakness in the economic environment

    •
    air transport OEM sales decreased $99 million, or 21 percent, driven by a $66 million reduction in sales to Boeing resulting primarily from the adverse impact of Boeing's 2009 labor strike and lower Boeing 787 program-related revenue

    •
    Wide-body IFE decreased $57 million, or 40 percent

Total business and regional aviation electronics sales decreased $241 million, or 21 percent, in 2009 compared to 2008, primarily due to the following:

    •
    business jet OEM sales decreased $188 million, or 28 percent, primarily due to depressed business jet OEM production rates

    •
    business and regional aftermarket sales decreased $41 million, or 12 percent, due to a $22 million reduction in hardware revenue and a $19 million reduction in service and support sales resulting from decreases in business aircraft utilization

    •
    regional jet OEM sales decreased $12 million, or 9 percent, as a $22 million decrease in sales for a Chinese turbo-prop regional aircraft was partially offset by higher customer-funded development revenue on new programs

Commercial Systems Segment Operating Earnings

(dollars in millions)	2010	2009	2008
Segment operating earnings	$293	$353	$560
Percent of sales	16.2%	18.7%	23.3%

Commercial Systems Operating Earnings for 2010 compared to 2009

Commercial Systems operating earnings decreased $60 million, or 17 percent, for 2010 compared to 2009, primarily due to the following:

    •
    the $87 million reduction in sales volume explained in the Commercial Systems Sales section above resulted in a $39 million decrease to operating earnings and a $48 million decrease to costs

    •
    a $42 million reduction in operating earnings attributable to the combined impact of a $29 million increase in employee incentive compensation costs and a $13 million increase in pension expense as discussed in the Cost of Sales section above. For 2010, employee incentive compensation costs and defined benefit pension expenses were $26 million and $5 million, respectively. For 2009, employee incentive compensation and defined benefit pension income benefited operating earnings by $3 million and $8 million, respectively

    •
    a $21 million benefit to operating earnings due to lower company-funded R&D expense, as explained in the Cost of Sales section above

The decline in Commercial Systems operating earnings as a percent of sales during 2010 compared to 2009 was primarily due to the lower sales volume and higher employee incentive compensation and pension expenses, partially offset by the reduction in company-funded R&D expenses noted above and lower SG&A from headcount reductions and other cost savings.

Commercial Systems Operating Earnings for 2009 compared to 2008

Commercial Systems operating earnings decreased $207 million, or 37 percent, in 2009 compared to 2008, primarily due to the following:

    •
    the $512 million reduction in sales volume explained in the Commercial Systems Sales section above resulted in a $294 million decrease to operating earnings and a $218 million decrease to costs

    •
    a $17 million decrease to operating earnings resulting from the absence of certain favorable adjustments related to contract option exercises and royalty income which both benefited 2008

    •
    a $58 million benefit to operating earnings resulting from lower employee incentive compensation and pension costs discussed in the Cost of Sales section above. For 2009, employee incentive compensation costs and defined benefit pension income benefited operating earnings by $3 million and $8 million, respectively. For 2008, employee incentive compensation costs were $51 million and defined benefit pension income benefited operating earnings by $4 million

    •
    a $46 million benefit to operating earnings due to lower company-funded R&D expense, as explained in the Cost of Sales section above

The decline in Commercial Systems operating earnings as a percent of sales during 2009 compared to 2008 was primarily due to lower sales volume and the absence of certain favorable adjustments related to contract option exercises and royalty income, partially offset by the reduction in employee incentive compensation and pension costs and reduced company-funded R&D expenses as noted above.

General Corporate, Net

(in millions)	2010	2009	2008
General corporate, net	$54	$31	$53

General corporate, net expense increased $23 million during 2010 as compared to 2009 primarily due to the combined impact of a $6 million increase in employee incentive compensation and a $13 million increase in defined benefit pension expenses as discussed in the Cost of Sales section above. For 2010, employee incentive compensation and defined benefit pension expenses were $5 million and $13 million, respectively. For 2009, employee incentive compensation resulted in a $1 million benefit to general corporate, net while pension expense was zero.

General corporate, net expense decreased $22 million in 2009 compared to 2008. The decrease was primarily attributable to the combined impact of a $13 million reduction in employee incentive compensation and a $5 million reduction in defined benefit pension expenses as discussed in the Cost of Sales section above. For 2009, employee incentive compensation resulted in a $1 million benefit to general corporate, net while pension expense was zero. For 2008, employee incentive compensation and defined benefit pension expenses were $12 million and $5 million, respectively.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits is as follows:

(in millions)	2010	2009	2008
Pension benefits	$26	$(18)	$(3)
Other retirement benefits	5	4	(2)

Net benefit expense (income)	$31	$(14)	$(5)

Pension Benefits
In 2003, we amended our U.S. qualified and non-qualified pension plans covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. Concurrently, we replaced this benefit by supplementing our existing defined contribution savings plan to include an additional Company contribution effective October 1, 2006. The supplemental contribution to our existing defined contribution savings plan was $34 million, $36 million and $37 million for 2010, 2009 and 2008, respectively.

Defined benefit pension expense (income) for the years ended September 30, 2010, 2009 and 2008 was $26 million, $(18) million and $(3) million, respectively. The higher pension expense in 2010 compared to 2009 was primarily due to the unfavorable impact of a decrease in the discount rate used to measure pension expense from 7.60 percent in 2009 to 5.47 percent in 2010. The higher pension income in 2009 compared to 2008 was primarily due to the favorable impact of an increase in the discount rate that was used to measure pension expense from 6.60 percent in 2008 to 7.60 percent in 2009.

During 2010, the funded status of our pension plans declined from a deficit of $1,040 at September 30, 2009 to a deficit of $1,185 million at September 30, 2010, primarily due to a decrease in the discount rate used to measure our U.S. pension obligations from 5.47 percent at September 30, 2009 to 4.85 percent at September 30, 2010, partially offset by an increase in plan assets driven by improved market returns in 2010. During 2009, the funded status of our pension plans declined from a deficit of $424 million at September 30, 2008 to a deficit of $1,040 million at September 30, 2009, primarily due to a decrease in the discount rate used to measure our U.S. pension obligations from 7.60 percent at September 30, 2008 to 5.47 percent at September 30, 2009.

We expect defined benefit pension income of $16 million in 2011, compared to $26 million of pension expense in 2010. The expected $42 million reduction in pension expense from 2010 to 2011 is primarily due to a change in the period of time over which actuarial gains and losses are amortized as explained in further detail in Note 11 of the Notes to Consolidated Financial Statements in Item 8 below.

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

We plan to contribute $100 million to our U.S. qualified pension plan in 2011, which we anticipate will fully satisfy the minimum statutory funding requirements for 2011. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and any changes to U.S. pension funding legislation. We may elect to make additional discretionary contributions during 2011 to further improve the funded status of this plan. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total $13 million in 2011.

Other Retirement Benefits
We have historically provided retiree medical and life insurance benefits to substantially all of our employees. We have undertaken two major actions over the past number of years with respect to these benefits that have lowered both the current and future costs of providing these benefits:

    •
    in July of 2002, the pre-65 and post-65 retiree medical plans were amended to establish a fixed Company contribution. Additional premium contributions will be required from participants for all costs in excess of this fixed contribution amount. This amendment eliminated the risk to us related to health care cost escalations for retiree medical benefits going forward as additional contributions will be required from retirees for all costs in excess of our fixed contribution amount

    •
    as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, we amended our retiree medical plans on June 30, 2004 to discontinue post-65 prescription drug coverage effective January 1, 2008. Post-65 retirees have the option of receiving these benefits through Medicare. We believe the Medicare prescription drug benefit is generally better than the benefit that was provided by our discontinued post-65 drug plan

Other retirement benefits expense (income) for the years ended September 30, 2010, 2009 and 2008 was $5 million, $4 million and $(2) million, respectively. Other retirement benefits expense was relatively flat in 2010 compared to 2009. The increase in other retirement benefits expense in 2009 compared to 2008 was primarily due to the completion of favorable amortization for a plan amendment. We expect other retirement benefits expense of approximately $10 million in 2011.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Our ability to generate significant cash flow from operating activities coupled with our expected ability to access the credit markets enables us to execute our growth strategies and return value to our shareowners. During 2010 we made $110 million of pension plan contributions and also made significant cash expenditures aimed at future growth and enhanced shareowner value, as shown below:

    •
    $109 million of capital expenditures

    •
    $91 million related to the acquisition of Air Routing

    •
    $151 million of dividend payments

    •
    $183 million of cash payments for share repurchases

Operating Activities

(in millions)	2010	2009	2008
Cash provided by operating activities	$711	$633	$620

The $78 million increase in cash provided by operating activities in 2010 compared to 2009 was primarily due to the following:

    •
    payments for incentive pay decreased $113 million in 2010 compared to 2009. Incentive pay is expensed in the year it is incurred and paid in the first fiscal quarter of the following year. During 2009, $113 million was paid for employee incentive pay costs incurred during 2008. For the full year 2009, no incentive pay costs were incurred; accordingly, there was no 2010 payment for incentive pay

    •
    cash receipts from customers increased $58 million to $4,587 million in 2010 compared to $4,529 million in 2009, primarily due to the higher sales volume in 2010 as discussed in the Results of Operations section above and higher advances from government related contracts for financing of inventory

    •
    payments for income taxes decreased $32 million to $125 million in 2010 compared to $157 million in 2009 primarily due to lower estimated taxable income in 2010

    •
    pension contributions decreased $29 million in 2010 compared to 2009

    •
    the above items were partially offset by a $182 million increase in payments for inventory and other operating costs to $3,641 million in 2010 compared to $3,459 million in 2009. The increase was primarily due to increased costs associated with the higher sales volume in 2010 discussed in the Results of Operations section above and inventory purchases for anticipated production volume

The $13 million increase in cash provided by operating activities in 2009 compared to 2008 was primarily due to the following:

    •
    payments for inventory and other operating costs decreased $251 million to $3,459 million in 2009 compared to $3,710 million in 2008. The decrease was primarily due to decreased costs associated with the lower sales volume in 2009 discussed in the Results of Operations section above

    •
    payments for income taxes decreased $111 million to $157 million in 2009 compared to $268 million in 2008 primarily due to lower estimated taxable income in 2009

    •
    the above items were partially offset by a decrease in cash receipts from customers of $201 million to $4,529 million in 2009 compared to $4,730 million in 2008, primarily due to the lower sales volume in 2009 as discussed in the Results of Operations section above and higher advances from government related contracts for financing of inventory

    •
    finally, pension contributions increased $125 million in 2009 compared to 2008

In 2011 cash provided by operating activities is expected to be in the range of $650 to $750 million. The projected range of cash provided by operating activities accommodates a $100 million expected contribution to our U.S. qualified defined benefit pension plan, a projected $110 million increase in pre-production engineering costs and a $72 million anticipated increase in employee incentive compensation payments.

Investing Activities

(in millions)	2010	2009	2008
Cash used for investing activities	$(232)	$(302)	$(284)

The $70 million reduction in cash used for investing activities in 2010 compared to 2009 was primarily due to the following:

    •
    in 2010 we acquired Air Routing for $91 million compared to the 2009 acquisitions of DataPath and SEOS for $146 million

    •
    a $44 million reduction in property additions in 2010 compared to 2009

    •
    the above items were partially offset by $21 million of short-term investments purchased in 2010 at a non-U.S. subsidiary

The $18 million increase in cash used for investing activities in 2009 as compared to 2008 is primarily due to the following:

    •
    in 2009 we acquired DataPath and SEOS for $146 million compared to the 2008 acquisition of Athena for $107 million

    •
    the above item was partially offset by an $18 million reduction in property additions in 2009 compared to 2008

Financing Activities

(in millions)	2010	2009	2008
Cash used for financing activities	$(279)	$(275)	$(393)

The $4 million increase in cash used for financing activities in 2010 compared to 2009 was primarily due to the following:

    •
    cash repurchases of common stock increased $30 million to $183 million in 2010 from $153 million in 2009

    •
    the above item was mostly offset by changes in other financing activities, including higher cash proceeds and tax benefits from stock option exercises

The $118 million decrease in cash used for financing activities in 2009 compared to 2008 was primarily due to the following:

    •
    cash repurchases of common stock decreased $423 million to $153 million in 2009 from $576 million in 2008

    •
    net proceeds from borrowings decreased $278 million to $9 million in 2009 from $287 million in 2008

    •
    cash dividends increased $23 million to $152 million in 2009 from $129 million in 2008

Share Repurchase Program
Strong cash flow from operations provided funds for repurchasing our common stock under our share repurchase program as follows:

(in millions, except per share amounts)	2010	2009	2008
Amount of share repurchases	$182	$156	$576
Number of shares repurchased	3.2	3.9	9.0
Weighted average price per share	$57.50	$40.01	$63.76

Approximately $2 million and $3 million of the 2010 and 2009 share repurchases reflected in the table above are included within accounts payable at September 30, 2010 and 2009 and are therefore reflected as a non-cash transaction in our 2010 and 2009 Consolidated Statement of Cash Flows, respectively.

Dividends
We declared and paid cash dividends of $151 million, $152 million and $129 million in 2010, 2009 and 2008, respectively. The increase in cash dividends in 2009 was the result of an increase in the quarterly cash dividend from $0.16 to $0.24 per share beginning with the dividend paid on June 2, 2008. Based on our current dividend policy, we will pay quarterly cash dividends which, on an annual basis, will equal $0.96 per share. We expect to fund dividends using cash generated from operations. The declaration and payment of future dividends is at the sole discretion of the Board of Directors.

Financial Condition and Liquidity

We have historically maintained a financial structure characterized by conservative levels of debt outstanding that enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners. A comparison of key elements of our financial condition as of September 30, 2010 and 2009 are as follows:

	September 30
(in millions)	2010	2009
Cash and cash equivalents	$435	$235
Short-term investments	20	—
Short-term debt	(24)	—
Long-term debt, net	(525)	(532)

Net debt(1)	$(94)	$(297)

Total equity	$1,486	$1,295

Debt to total capitalization(2)	27%	29%
Net debt to total capitalization(3)	6%	19%

(1)
Calculated as total of short-term and long-term debt, net (Total Debt), less cash and cash equivalents and short-term investments

(2)
Calculated as Total Debt divided by the sum of Total Debt plus Total equity

(3)
Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. Due to the seasonality of cash flows, we supplement our internally generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. We had no commercial paper borrowings outstanding at September 30, 2010 and 2009.

In the event our access to the commercial paper markets is impaired, we have access to an $850 million Revolving Credit Facility through a network of banks that matures in 2012, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at September 30, 2010 based on this financial covenant was 17 percent. We had no borrowings at September 30, 2010 under our Revolving Credit Facility.

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

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing in terms of interest rates. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of September 30, 2010:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Stable
Moody's Investors Service	P-1	A1	Stable
Standard & Poor's	A-1	A	Stable

We were in compliance with all debt covenants at September 30, 2010 and 2009.

Off-balance Sheet Arrangements

As of September 30, 2010, other than operating leases, we had no material off-balance sheet arrangements, including guarantees, retained or contingent interests in assets transferred to unconsolidated entities, derivative instruments indexed to our stock and classified in shareowners' equity on our Consolidated Statement of Financial Position or variable interests in entities that provide financing, liquidity, market risk or credit risk support to our Company.

Contractual Obligations

The following table summarizes certain of our contractual obligations as of September 30, 2010, as well as when these obligations are expected to be satisfied:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Long-term debt	$500	$—	$—	$200	$300
Interest on long-term debt	170	26	50	34	60
Non-cancelable operating leases	235	56	80	49	50
Purchase obligations:
Purchase orders	1,078	944	122	11	1
Purchase contracts	143	47	74	15	7

Total	$2,126	$1,073	$326	$309	$418

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

The table excludes obligations with respect to pension and other post-retirement benefit plans (see Note 11 of the Notes to Consolidated Financial Statements in Item 8 below). We plan to contribute $100 million to our U.S. qualified pension plan in 2011, which will fully satisfy the minimum statutory funding requirements for 2011. Assuming that actual pension plan asset returns are consistent with our expected return of 8.75 percent, interest rates remain constant and there are no additional changes to U.S. pension funding legislation, we expect that we would be required to make contributions to our U.S. qualified pension plan in order to satisfy minimum statutory funding requirements for years beyond 2011 as follows: $175 million in 2012, $205 million in 2013, $137 million in 2014 and $137 million in 2015. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and potential changes to U.S. pension funding legislation. With the exception of certain bargaining unit plans, payments due under other post-retirement benefit plans are funded as the expenses are incurred.

In addition, the table excludes liabilities for unrecognized tax benefits, which totaled $78 million at September 30, 2010, as we cannot reasonably estimate the ultimate timing of cash settlements to the respective taxing authorities (see Note 16 of the Notes to Consolidated Financial Statements in Item 8 below).

The following table reflects certain of our commercial commitments as of September 30, 2010:

	Amount of Commitment Expiration by Period
(in millions)	Total Amount Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Letters of credit*	$87	$55	$25	$7	$—

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

	September 30
(in millions)	2010	2009
Pre-production engineering costs	$320	$240
Up-front sales incentives	142	109

Total Program Investments	$462	$349

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

Risks inherent in recovering the value of our Program Investments include, but are not limited to, the following:

    •
    changes in market conditions may affect product sales under a program. In particular, the commercial aerospace market has been historically cyclical and subject to downturns during periods of weak economic conditions, which could be prompted or exacerbated by political or other domestic or international events

    •
    bankruptcy or other significant financial difficulties of our customers

    •
    our ability to produce products could be impacted by the performance of subcontractors, the availability of specialized materials and other production risks

We evaluate the carrying amount of Program Investments for recovery at least annually or when potential indicators of impairment exist, such as a change in the estimated number of products to be delivered under a program. No impairment charges related to Program Investments were recorded in 2010, 2009 or 2008. While we believe our Program Investments are recoverable over time, the cancellation of a program by a customer would represent the most significant impairment factor related to Program Investments. Due to the long-term nature of the procurement cycle and the significant investment to bring a program to market in the aerospace and defense industry, we believe the likelihood of a customer abruptly cancelling a program is remote. We also evaluate our amortization of Program Investments quarterly based on our expectation of delivery rates on a program-by-program basis. The impact of changes in expected delivery rates on the Program Investments' amortization is adjusted as needed on a prospective basis. There were no significant changes in the rate of Program Investment amortization in 2010, 2009 and 2008.

Income Taxes

At the end of each quarterly reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. The estimate of our effective income tax rate involves significant judgments resulting from uncertainties in the application of complex tax regulations across many jurisdictions, implementation of tax planning strategies and estimates as to the jurisdictions where income is expected to be earned. These estimates may be further complicated by new laws, new interpretations of existing laws and rulings by taxing authorities. Due to the subjectivity and complex nature of these underlying issues, our actual effective income tax rate and related tax liabilities may differ from our initial estimates. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known or as our estimates are revised based on additional information. The resulting adjustment to our income tax expense could have a material effect on our results of operations in the period the adjustment is recorded. A one percentage point change in our effective income tax rate would change our annual net income by approximately $8 million.

Deferred tax assets and liabilities are recorded for tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The future realization of our deferred tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law and, to a lesser extent, our ability to execute successful tax planning strategies. Management believes it is more likely than not that the current and long-term deferred tax assets will be realized through the reduction of future taxable income, except for deferred tax assets which have been fully reserved and relate to foreign net operating losses, state R&D credit carryovers and a domestic capital loss carryforward. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our net deferred tax assets, and require us to provide a valuation allowance against our net deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

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

Goodwill

As of September 30, 2010, we had $766 million of goodwill related to various business acquisitions. We perform impairment tests on goodwill on an annual basis during the second quarter of each fiscal year, or on an interim basis if events or circumstances indicate that it is more likely than not that impairment has occurred.

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

The valuation methodology and underlying financial information that is used to estimate the fair value of our reporting units requires significant judgments to be made by management. These judgments include, but are not limited to, the long-term projections of future financial performance and the selection of appropriate discount rates used to present value future cash flows. Our five-year strategic operating plan serves as the basis for these valuations and represents our best estimate of future business conditions in our industry as well as our ability to compete. Discount rates are determined based upon the weighted average cost of capital for a set of comparable companies adjusted for risks associated with our different operations. Our goodwill impairment tests that were performed in the second quarter of 2010, 2009 and 2008 yielded no impairments. If there were a significant downturn in our business, we could incur a goodwill impairment.

Warranty

Accrued liabilities are recorded on our Consolidated Statement of Financial Position to reflect our contractual obligations relating to warranty commitments to our customers. We provide warranty coverage of various lengths and terms to our customers depending on standard offerings and negotiated contractual agreements. We record an estimate for warranty expense at the time of sale based on historical warranty return rates and repair costs. We believe our primary source of warranty risk relates to extended warranty terms. At September 30, 2010, we have recorded $183 million of warranty liabilities. Should future warranty experience differ materially from our historical experience, we may be required to record additional warranty liabilities which could have a material adverse effect on our results of operations and cash flows in the period in which these additional liabilities are required.

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

Discount rates are used to determine the present value of our pension obligations and also affect the amount of pension expense recorded in any given period. We estimate this discount rate based on the rates of return of high quality, fixed-income investments with maturity dates that reflect the expected time horizon that benefits will be paid (see Note 11 of the Notes to Consolidated Financial Statements in Item 8 below). Changes in the discount rate could have a material effect on our reported pension obligations and would also impact the related pension expense.

The expected rate of return is our estimate of the long-term earnings rate on our pension plan assets and is based upon both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. Differences between the actual and expected rate of return on plan assets can impact our expense for pension benefits.

Holding all other factors constant, the estimated impact on 2010 pension expense caused by hypothetical changes to key assumptions is as follows:

(in millions)	Change in Assumption
Assumption	25 Basis Point Increase	25 Basis Point Decrease
Pension obligation discount rate	$4 pension expense decrease	$4 pension expense increase
Expected long-term rate of return on plan assets	$6 pension expense decrease	$6 pension expense increase

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

Management believes its primary source of risk for excess and obsolete inventory is derived from life-time buy inventory. Life-time buy inventory consists of inventory that is typically no longer being produced by our vendors but for which we purchase multiple years of supply in order to meet production and service requirements over the life span of a product. Total life-time buy inventory on hand at September 30, 2010 was $95 million.

Excluding pre-production engineering costs and progress payments, we had $838 million of gross inventory on hand at September 30, 2010 with $98 million of inventory valuation reserves. Although management believes these reserves are adequate, any abrupt changes in market conditions may require us to record additional inventory valuation reserves which could have a material adverse effect on our results of operations in the period in which these additional reserves are required. Pre-production engineering costs are discussed in the "Program Investments" section of our Critical Accounting Policies above.

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

At September 30, 2010, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $200 million and a fair value of $222 million. In 2004 we converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less .075 percent by executing "receive fixed, pay variable" interest rate swap contracts. At September 30, 2010, we also had $300 million of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $299 million and a fair value of $336 million. In January 2010 we converted $150 million of this fixed rate debt to floating rate debt based on six-month LIBOR plus 1.235 percent by executing "receive fixed, pay variable" interest rate swap contracts.

A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $3 million and $3 million, respectively. The fair value of the $250 million notional value of interest rate swap contracts was a $26 million asset at September 30, 2010. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $4 million and $4 million, respectively. At September 30, 2010, we also had $24 million of variable rate short-term debt outstanding. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 17 and 18 in the Notes to Consolidated Financial Statements in Item 8 below.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $404 million and $353 million at September 30, 2010 and 2009, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a net asset of $1 million and a net liability of $3 million at September 30, 2010 and 2009, respectively. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts by $6 million.

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

Management assessed the effectiveness of Rockwell Collins' internal control over financial reporting as of October 1, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management determined that Rockwell Collins maintained effective internal control over financial reporting as of October 1, 2010.

Rockwell Collins' internal control over financial reporting as of October 1, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included within the Controls and Procedures section in Item 9A of this Form 10-K.

/s/ CLAYTON M. JONES Clayton M. Jones Chairman, President & Chief Executive Officer	/s/ PATRICK E. ALLEN Patrick E. Allen Senior Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the accompanying consolidated statements of financial position of Rockwell Collins, Inc. and subsidiaries (the "Company") as of October 1, 2010 and October 2, 2009, and the related consolidated statements of operations, cash flows, equity and comprehensive income for each of the three years in the period ended October 1, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 2010 and October 2, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 1, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 1, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
November 23, 2010

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions, except per share amounts)

	September 30
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$435	$235
Receivables, net	1,024	913
Inventories, net	1,004	943
Current deferred income taxes	129	154
Other current assets	97	117

Total current assets	2,689	2,362
Property	707	719
Goodwill	766	695
Intangible Assets	306	269
Long-term Deferred Income Taxes	389	371
Other Assets	207	229

TOTAL ASSETS	$5,064	$4,645

LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$24	$0
Accounts payable	420	366
Compensation and benefits	259	199
Advance payments from customers	324	349
Product warranty costs	183	217
Other current liabilities	242	228

Total current liabilities	1,452	1,359
Long-term Debt, Net	525	532
Retirement Benefits	1,420	1,254
Other Liabilities	181	205
Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,420	1,395
Retained earnings	2,816	2,444
Accumulated other comprehensive loss	(1,259)	(1,080)
Common stock in treasury, at cost (shares held: 2010, 27.0; 2009, 26.7)	(1,497)	(1,469)

Total shareowners' equity	1,482	1,292
Noncontrolling interest	4	3

Total equity	1,486	1,295

TOTAL LIABILITIES AND EQUITY	$5,064	$4,645

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Year Ended September 30
	2010	2009	2008
Sales:
Product sales	$4,121	$4,049	$4,337
Service sales	544	421	432

Total sales	4,665	4,470	4,769
Costs, expenses and other:
Product cost of sales	3,015	2,863	3,041
Service cost of sales	364	287	293
Selling, general and administrative expenses	478	458	485
Interest expense	20	18	21
Other income, net	(14)	(23)	(24)

Total costs, expenses and other	3,863	3,603	3,816

Income before income taxes	802	867	953
Income tax expense	241	273	275

Net income	$561	$594	$678

Earnings per share:
Basic	$3.57	$3.76	$4.22
Diluted	$3.52	$3.73	$4.16
Weighted average common shares:
Basic	157.1	157.8	160.8
Diluted	159.2	159.4	162.9
Cash dividends per share	$0.96	$0.96	$0.80

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended September 30
	2010	2009	2008
Operating Activities:
Net income	$561	$594	$678
Adjustments to arrive at cash provided by operating activities:
Restructuring and asset impairment charge (adjustment)	(1)	21	0
Depreciation	112	114	106
Amortization of intangible assets	37	30	23
Stock-based compensation expense	24	18	19
Compensation and benefits paid in common stock	64	63	65
Tax benefit from stock-based compensation	18	2	8
Excess tax benefit from stock-based compensation	(17)	(2)	(8)
Deferred income taxes	86	88	73
Pension plan contributions	(110)	(139)	(14)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(32)	39	(68)
Inventories	(96)	12	(176)
Accounts payable	43	(63)	26
Compensation and benefits	64	(122)	(10)
Advance payments from customers	(25)	15	4
Product warranty costs	(34)	(10)	12
Income taxes	30	0	(67)
Other assets and liabilities	(13)	(27)	(51)

Cash Provided by Operating Activities	711	633	620

Investing Activities:
Property additions	(109)	(153)	(171)
Acquisition of businesses, net of cash acquired	(96)	(146)	(105)
Purchase of short-term investments	(21)	0	0
Acquisition of intangible assets	(7)	(2)	(8)
Proceeds from the disposition of property	1	0	1
Other investing activities	0	(1)	(1)

Cash Used for Investing Activities	(232)	(302)	(284)

Financing Activities:
Purchases of treasury stock	(183)	(153)	(576)
Cash dividends	(151)	(152)	(129)
(Decrease) increase in short-term borrowings	0	(287)	287
Increase in long-term borrowings	0	296	0
Proceeds from the exercise of stock options	38	19	17
Excess tax benefit from stock-based compensation	17	2	8

Cash Used for Financing Activities	(279)	(275)	(393)

Effect of exchange rate changes on cash and cash equivalents	0	4	1
Net Change in Cash and Cash Equivalents	200	60	(56)
Cash and Cash Equivalents at Beginning of Year	235	175	231

Cash and Cash Equivalents at End of Year	$435	$235	$175

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF EQUITY
AND COMPREHENSIVE INCOME

(in millions)

	Year Ended September 30
	2010	2009	2008
Common Stock
Beginning and ending balance	$2	$2	$2

Additional Paid-In Capital
Beginning balance	1,395	1,378	1,353
Tax benefit from stock-based compensation	17	2	8
Shares issued under stock option and benefit plans	(16)	(3)	(2)
Stock-based compensation	24	18	19

Ending balance	1,420	1,395	1,378

Retained Earnings
Beginning balance	2,444	2,058	1,533
Net income	561	594	678
Cash dividends	(151)	(152)	(129)
Shares issued under stock option and benefit plans	(38)	(56)	(19)
Change in accounting for tax contingencies	0	0	(5)

Ending balance	2,816	2,444	2,058

Accumulated Other Comprehensive Loss
Beginning balance	(1,080)	(578)	(336)
Pension and other retirement benefit adjustment	(171)	(516)	(229)
Currency translation gain (loss)	(8)	14	(15)
Foreign currency cash flow hedge adjustment	0	0	2

Ending balance	(1,259)	(1,080)	(578)

Common Stock in Treasury
Beginning balance	(1,469)	(1,452)	(979)
Share repurchases	(182)	(156)	(576)
Shares issued from treasury	154	139	103

Ending balance	(1,497)	(1,469)	(1,452)

Total Shareowners' Equity	1,482	1,292	1,408

Noncontrolling Interest
Beginning balance	3	2	2
Other changes in equity attributable to noncontrolling interest	1	1	0

Ending balance	4	3	2

Total Equity	$1,486	$1,295	$1,410

Comprehensive Income
Net income	$561	$594	$678
Other comprehensive loss, net of taxes (2010, $95; 2009, $303; 2008, $132)	(179)	(502)	(242)

Comprehensive income	$382	$92	$436

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business Description and Basis of Presentation

Rockwell Collins, Inc. (the Company or Rockwell Collins) designs, produces and supports communications and aviation electronics for commercial and military customers worldwide.

The Company operates on a 52/53 week fiscal year ending on the Friday closest to September 30. Each of 2010 and 2009 was a 52-week fiscal year, while 2008 was a 53-week fiscal year. For ease of presentation, September 30 is utilized consistently throughout these financial statements and notes to represent the fiscal year end date. All date references contained herein relate to the Company's fiscal year unless otherwise stated.

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

Foreign Currency Translation and Transactions
The functional currency for significant subsidiaries operating outside the United States is their respective local currency. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rate at the balance sheet date. Sales, costs and expenses are translated at the average exchange rates in effect during the period. Foreign currency translation gains and losses are included as a component of Accumulated Other Comprehensive Loss within the Consolidated Statement of Shareowners' Equity.

Foreign exchange transaction gains and losses due to the remeasurement of account balances in foreign currencies are included within the Consolidated Statement of Operations and were not material to the Company's results of operations for 2010, 2009 and 2008.

Revenue Recognition
The Company enters into sales arrangements that may provide for multiple deliverables to a customer. The Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on relative fair values. Fair values are generally established based on the prices charged when sold separately by the Company. In general, revenues are separated between hardware, engineering services, maintenance services and installation services. The allocated revenue for each deliverable is then recognized using appropriate revenue recognition methods.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company recognizes sales for most other products or services when all of the following criteria are met: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, pricing is fixed or determinable and collection is reasonably assured.

Cash and Cash Equivalents
Cash and cash equivalents include time deposits, certificates of deposit and money market funds with original maturity dates of three months or less.

Allowance for Doubtful Accounts
Allowances are established in order to report receivables at net realizable value on the Company's Consolidated Statement of Financial Position. The determination of these allowances requires management of the Company to make estimates and judgments as to the collectability of customer account balances. These allowances are estimated for customers who are considered credit risks by reviewing the Company's collection experience with those customers as well as evaluating the customers' financial condition. The Company also considers both current and projected economic and market conditions. Special attention is given to accounts with invoices that are past due. Past due is defined as any invoice for which payment has not been received by the due date specified on the billing invoice. The uncollectible portion of receivables is charged against the allowance for doubtful accounts when collection efforts have ceased. Recoveries of receivables previously charged-off are recorded when received.

Inventories
Inventories are stated at the lower of cost or market using costs which approximate the first-in, first-out method, less related progress payments received. Inventoried costs include direct costs of manufacturing, certain engineering costs and allocable overhead costs. The Company regularly compares inventory quantities on hand on a part level basis to estimated forecasts of product demand and production requirements as well as historical usage. Based on these comparisons, management establishes an excess and obsolete inventory reserve on an aggregate basis. Inventory valuation reserves were $98 million and $101 million at September 30, 2010 and 2009, respectively.

The Company defers certain pre-production engineering costs during the development phase of certain programs in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts in the event the minimum order quantity is not taken by the customer. These costs are deferred to the extent of the contractual guarantees and are

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortized over their estimated useful lives, up to 15 years, as a component of cost of sales. The estimated useful life is limited to the amount of time the Company is virtually assured to earn revenues through a contractually enforceable right included in long-term supply arrangements with the Company's customers. Pre-production engineering costs in excess of the contractual guarantee and costs incurred pursuant to supply arrangements that do not contain customer guarantees for reimbursement are expensed as incurred.

Progress Payments
Progress payments relate to both receivables and inventories and represent cash collected from government-related contracts whereby the governments have a legal right of offset related to the receivable or legal title to the work-in-process inventory.

Property
Property is stated at acquisition cost. Depreciation of property is generally provided using accelerated and straight-line methods over the following estimated useful lives: buildings and improvements, 15-40 years; machinery and equipment, 6-11 years; information systems software and hardware, 5-10 years; and furniture and fixtures, 6-12 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis.

Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense in the period incurred. The fair value of liabilities associated with the retirement of property is recorded when there is a legal or contractual requirement to incur such costs and the costs are reasonably estimable. Upon the initial recognition of a contractual or legal liability for an asset retirement obligation, the Company capitalizes the asset retirement cost by increasing the carrying amount of the property by the same amount as the liability. This asset retirement cost is then depreciated over the estimated useful life of the underlying property. The Company did not have any significant asset retirement obligations at September 30, 2010 and 2009.

Goodwill and Intangible Assets
Goodwill and intangible assets generally result from business acquisitions. Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill. Assets acquired and liabilities assumed are allocated to the Company's reporting units based on the Company's integration plans and internal reporting structure. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized, but reviewed at least annually for impairment.

Customer Incentives
Rockwell Collins provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as an Intangible Asset and amortized over the period the Company has received a contractually enforceable right related to the incentives. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales whereas incentives consisting of free products are amortized as cost of sales.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Incentives earned by customers based on purchases of Company products or services are recognized as a liability when the related sale is recorded. Incentives consisting of cash payments or customer account credits are recognized as a reduction of sales while incentives consisting of free products and account credits where the customer's use is restricted to future purchases are recognized as cost of sales. The liability for these types of incentives is included in Other Current Liabilities.

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

Goodwill and indefinite-lived intangible assets are tested annually for impairment with more frequent tests performed if indications of impairment exist. The Company's annual impairment testing date is in the second quarter of each fiscal year. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. Goodwill is potentially impaired if the carrying value of a reporting unit exceeds its estimated fair value. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. The Company's annual impairment testing performed in the second quarter of 2010, 2009 and 2008 yielded no impairments of goodwill or indefinite-lived intangible assets.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Derivative Financial Instruments
The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts for the purpose of minimizing exposure to changes in foreign currency exchange rates on business transactions and interest rates, respectively. The Company's policy is to execute such instruments with banks the Company believes to be creditworthy and not enter into derivative financial instruments for speculative purposes or to manage exposure for net investments in non-U.S. subsidiaries. These derivative financial instruments do not subject the Company to undue risk as gains and losses on these instruments generally offset gains and losses on the underlying assets, liabilities or anticipated transactions that are being hedged.

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

Concentration of Risks
The Company's products and services are concentrated within the aerospace and defense industries with customers consisting primarily of military and commercial aircraft manufacturers, commercial airlines and the U.S. and non-U.S. governments. As a result of this industry focus, the Company's current and future financial performance is largely dependent upon the overall economic conditions within these industries. In particular, the commercial aerospace market has been historically cyclical and subject to downturns during periods of weak economic conditions, which could be prompted by or exacerbated by political or other domestic or international events. The defense market may be affected by changes in budget appropriations, procurement policies, political developments both domestically and abroad and other factors. While management believes the Company's product offerings are well

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

positioned to meet the needs of its customer base, any material deterioration in the economic and environmental factors that impact the aerospace and defense industries could have a material adverse effect on the Company's results of operations, financial position or cash flows.

In addition to the overall business risks associated with the Company's concentration within the aerospace and defense industries, the Company is also exposed to a concentration of collection risk on credit extended to commercial airlines and business jet aircraft manufacturers. At September 30, 2010, accounts receivable due from U.S. and international commercial airlines were approximately $17 million and $40 million, respectively. At September 30, 2010, accounts receivable due from business jet aircraft manufacturers were approximately $82 million. The Company performs ongoing credit evaluations on the financial condition of all of its customers and maintains allowances for uncollectible accounts receivable based on expected collectability. Although management believes its allowances are adequate, the Company is not able to predict with certainty the changes in the financial stability of its customers. Any material change in the financial status of any one or group of customers could have a material adverse effect on the Company's results of operations, financial position or cash flows.

As of September 30, 2010, approximately 10 percent of the Company's employees were represented by collective bargaining agreements, which are generally set to expire between May 2013 and September 2015.

Recently Adopted Accounting Standards
In January 2010, the FASB revised its guidance regarding fair value measurement disclosures. The guidance requires new disclosure about transfers between the levels of the fair value hierarchy as well as expanded disclosure regarding activity within Level 3 of the fair value hierarchy. The Company adopted this guidance in the second quarter of 2010 with no significant impact to the Company's financial statements.

In December 2008, the FASB issued a standard that requires additional disclosures about assets held in an employer's defined benefit pension and other postretirement plans. The standard requires annual disclosures about investment policies and strategies, the fair value of each major category of plan assets and the level within the fair value hierarchy that each major category of plan assets falls. The Company adopted this standard in the fourth quarter of 2010. See Note 11 for additional disclosures.

In November 2008, the FASB ratified guidance related to accounting for defensive intangible assets subsequent to their acquisition. Acquired defensive intangible assets include assets that an entity does not intend to actively use, but does intend to hold or "lock up" such that others are prevented from using the asset. The new guidance requires defensive intangible assets to be assigned a useful life that reflects the entity's consumption of the expected benefits related to the asset. The Company adopted this guidance in the first quarter of fiscal year 2010 with no impact to the Company's financial statements. However, the standard could have a significant effect on any defensive intangible assets the Company acquires in the future.

In June 2008, the FASB issued a position specifying that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should therefore be included in the computation of earnings per share (EPS) pursuant to the two-class method. The Company adopted this standard in the first quarter of fiscal year 2010 with no material effect on the Company's financial statements or EPS computation.

In December 2007, the FASB issued a standard that significantly changes the way companies account for business combinations and generally requires more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under the standard, legal fees and other

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. The standard also requires acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expects, but is not obligated to incur, will be recognized separately from the business acquisition. The Company adopted this standard in the first quarter of fiscal year 2010. The new standard is applied prospectively to all business combinations with an acquisition date on or after October 1, 2009.

In December 2007, the FASB issued a standard that changes the way companies account for and report noncontrolling interests (minority interests) of consolidated subsidiaries. The Company adopted this standard in the first quarter of fiscal year 2010 with no impact to the Company's financial statements other than the Company has changed the presentation of noncontrolling interests on the Consolidated Statement of Financial Position and Consolidated Statement of Equity and Comprehensive Income. Noncontrolling interests of $4 million at September 30, 2010, $3 million at September 30, 2009, and $2 million at September 30, 2008 are now included within Equity. Previously, noncontrolling interests were included within Other Liabilities.

Recently Issued Accounting Standards
In April 2010, the FASB issued guidance allowing companies to apply the milestone method of accounting to research or development arrangements in which a vendor satisfies its performance obligations over time and all or a portion of the arrangement consideration is contingent upon the achievement of a milestone. The guidance also requires certain quantitative and qualitative disclosures about the arrangements to which an entity elects to apply the milestone method. The guidance is effective for the Company at the beginning of fiscal year 2011. The adoption of this guidance is not expected to significantly impact the Company's financial statements.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Acquisitions

During the years ended September 30, 2010, 2009 and 2008, the Company completed four acquisitions that are summarized as follows:

				Intangible Assets
(dollars in millions)	Fiscal Year Acquired	Cash Purchase Price	Goodwill	Finite Lived	Weighted Average Life in Years
Air Routing	2010	$91	$58	$39	14
DataPath, Inc	2009	125	69	28	6
SEOS Group Limited	2009	28	28	9	9
Athena Technologies, Inc	2008	107	66	46	10

AR Group, Inc.
On December 31, 2009, the Company acquired all the shares of AR Group, Inc. and affiliates (Air Routing). Air Routing, with headquarters located in Houston, Texas, is a leading global provider of trip support services for business aircraft flight operations. The cash purchase price, net of cash acquired, was $91 million. In the fourth quarter of 2010, the purchase price allocation was finalized with $58 million allocated to goodwill and $39 million to finite-lived intangible assets with a weighted average life of approximately 14 years. The excess purchase price over net assets acquired reflects the Company's view that this acquisition will broaden the Company's information management flight operations' capabilities. None of the goodwill resulting from the acquisition is tax deductible. Air Routing goodwill is included within the Commercial Systems segment.

DataPath, Inc.
On May 29, 2009, the Company acquired all the shares of DataPath, Inc. (DataPath). DataPath, with operations in Duluth, Georgia, and in Sweden, is a global leader in creating satellite-based communication solutions, primarily for military applications. The purchase price, net of cash acquired, was $125 million, of which $118 million was paid in cash in 2009 and $5 million was paid in cash in 2010. The remaining $2 million is to be paid in 2011. In the third quarter of 2010, the purchase price allocation was finalized with $69 million allocated to goodwill and $28 million to finite-lived intangible assets with a weighted average life of approximately 6 years. The excess purchase price over net assets acquired reflects the Company's view that this acquisition will augment the Company's networked communication offerings. None of the goodwill resulting from the acquisition is tax deductible. The goodwill is included within the Government Systems segment.

SEOS Group Limited
On November 24, 2008, the Company acquired all the shares of SEOS Group Limited (SEOS). SEOS, with operations in the United Kingdom and the U.S., is a leading global supplier of highly realistic visual display solutions for commercial and military flight simulators. SEOS is included within the results of both the Government Systems and Commercial Systems segments. The cash purchase price, net of cash acquired, was $28 million. Additional consideration of up to $8 million may be paid post-closing, contingent upon the achievement of certain milestones. Any such additional consideration will be accounted for as goodwill. In the first quarter of 2010, the purchase price allocation was finalized with $28 million allocated to goodwill and $9 million to finite-lived intangible assets with a weighted average life of approximately 9 years. The excess purchase price over net assets acquired reflects the Company's view that this acquisition will further enhance the Company's simulation and

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

training capabilities and provide more innovative and integrated solutions for the Company's customers. None of the goodwill resulting from the acquisition is tax deductible. The goodwill is allocated to the Government Systems and Commercial Systems segments in the amounts of $20 million and $8 million, respectively.

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

4.     Receivables, Net

Receivables, net are summarized as follows:

	September 30
(in millions)	2010	2009
Billed	$743	$734
Unbilled	339	217
Less progress payments	(48)	(27)

Total	1,034	924
Less allowance for doubtful accounts	(10)	(11)

Receivables, net	$1,024	$913

Receivables not expected to be collected during the next twelve months are classified as long-term and are included within Other Assets. Total receivables due from the U.S. Government, both directly and indirectly through sub-contracts, were $389 million at September 30, 2010 and $362 million at September 30, 2009. Total U.S. Government receivables includes $119 million and $92 million of unbilled receivables net of progress payments at September 30, 2010 and 2009, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Inventories, Net

Inventories, net are summarized as follows:

	September 30
(in millions)	2010	2009
Finished goods	$162	$177
Work in process	242	262
Raw materials, parts and supplies	336	341
Less progress payments	(56)	(77)

Total	684	703
Pre-production engineering costs	320	240

Inventories, net	$1,004	$943

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to life-time-buy inventory and pre-production engineering costs not expected to be realized within one year of $373 million and $301 million at September 30, 2010 and 2009, respectively. Life-time-buy inventory is inventory that is typically no longer produced by the Company's vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product.

6.     Property

Property is summarized as follows:

	September 30
(in millions)	2010	2009
Land	$14	$30
Buildings and improvements	362	349
Machinery and equipment	959	891
Information systems software and hardware	282	259
Furniture and fixtures	63	62
Construction in progress	64	88

Total	1,744	1,679
Less accumulated depreciation	(1,037)	(960)

Property	$707	$719

Property additions acquired by incurring accounts payable, which are reflected as a non-cash transaction in the Company's Consolidated Statement of Cash Flows, were $15 million, $12 million and $26 million at September 30, 2010, 2009 and 2008, respectively. Land at September 30, 2009 included amounts associated with the vacated San Jose, California facility, which is classified as held-for-sale at September 30, 2010 and included within Other Assets. See Note 8 for additional information relating to assets held-for-sale.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Total
Balance at September 30, 2008	$418	$191	$609
SEOS acquisition	20	8	28
DataPath acquisition	53	0	53
Foreign currency translation adjustments	6	0	6
Athena goodwill adjustment	(1)	0	(1)

Balance at September 30, 2009	496	199	695
Air Routing acquisition	0	58	58
DataPath adjustment	16	0	16
Foreign currency translation adjustments	(3)	0	(3)

Balance at September 30, 2010	$509	$257	$766

Intangible assets are summarized as follows:

	September 30, 2010			September 30, 2009
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$214	$(123)	$91	$214	$(104)	$110
Customer relationships:
Acquired	90	(40)	50	58	(29)	29
Up-front sales incentives	153	(11)	142	116	(7)	109
License agreements	22	(6)	16	17	(4)	13
Trademarks and tradenames	15	(10)	5	15	(9)	6
Intangible assets with indefinite lives:
Trademarks and tradenames	2	0	2	2	0	2

Intangible assets	$496	$(190)	$306	$422	$(153)	$269

Beginning in 2010, acquired customer relationships and up-front sales incentives have been presented separately within intangible assets. In prior years, such amounts had been presented on a combined basis within customer relationships. Prior year amounts have been reclassified to conform to the current year presentation. Amortization expense for intangible assets for 2010, 2009 and 2008 was $37 million, $30 million and $23 million, respectively. Annual amortization expense for intangible assets for 2011, 2012, 2013, 2014 and 2015 is expected to be $35 million, $37 million, $33 million, $34 million and $32 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Other Assets

Other assets are summarized as follows:

	September 30
(in millions)	2010	2009
Long-term receivables	$27	$97
Investments in equity affiliates	10	10
Exchange and rental assets (net of accumulated depreciation of $106 at September 30, 2010 and $103 at September 30, 2009)	51	50
Assets held-for-sale	14	0
Other	105	72

Other assets	$207	$229

Investments in Equity Affiliates
Investments in equity affiliates primarily consist of four joint ventures:

    •
    Vision Systems International, LLC (VSI): VSI is a joint venture with Elbit Systems, Ltd. for the joint pursuit of helmet-mounted cueing systems for the worldwide military fixed wing aircraft market

    •
    Data Link Solutions LLC (DLS): DLS is a joint venture with BAE Systems, plc for the joint pursuit of the worldwide military data link market

    •
    Integrated Guidance Systems LLC (IGS): IGS is a joint venture with Honeywell International Inc. for the joint pursuit of integrated precision guidance solutions for worldwide guided weapons systems

    •
    Quest Flight Training Limited (Quest): Quest is a joint venture with Quadrant Group plc (Quadrant) that provides aircrew training services primarily for the United Kingdom Ministry of Defence

Each joint venture is 50 percent owned by the Company and accounted for under the equity method. Under the equity method of accounting for investments, the Company's proportionate share of the earnings or losses of its equity affiliates are included in Net Income and classified as Other Income, Net in the Consolidated Statement of Operations. For segment performance reporting purposes, Rockwell Collins' share of earnings or losses of VSI, DLS, IGS and Quest are included in the operating results of the Government Systems segment.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $98 million, $96 million and $120 million for the years ended September 30, 2010, 2009 and 2008, respectively. The deferred portion of profit generated from sales to equity affiliates was $4 million and $3 million at September 30, 2010 and 2009, respectively.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either loaned or rented to customers on a short-term basis in connection with warranty and other service related activities or

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under operating leases. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis.

Assets Held-for-Sale
Assets held-for-sale includes the carrying cost for the Company's vacated Government Systems land and facility in San Jose, California. In September 2009, the Company announced plans to close this facility and relocate engineering, production and service work to other existing facilities. In 2010, the San Jose facility was vacated, actively marketed and prepared for sale. The Company expects to finalize its disposal of this facility in the near term. As of September 30, 2010 the facility is classified as held-for-sale within Other Assets on the Consolidated Statement of Financial Position. Previously, the facility was included within Property. The Company recorded a $2 million impairment loss in general corporate, net in the fourth quarter of 2010 to adjust the carrying value of the facility down to its fair market value. The fair market value of the facility was based upon a negotiated sales price.

9.     Other Current Liabilities

Other current liabilities are summarized as follows:

	September 30
(in millions)	2010	2009
Customer incentives	$132	$122
Contract reserves	19	11
Income taxes payable	8	4
Other	83	91

Other current liabilities	$242	$228

10.   Debt

Short-term Debt
Under the Company's commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. At September 30, 2010 and September 30, 2009, there were no outstanding short-term commercial paper borrowings.

As of September 30, 2010, $24 million of short-term debt was outstanding under a five-year unsecured variable rate loan agreement for a non-U.S. subsidiary that was entered into in June 2006 and is due in June 2011. The variable rate loan facility agreement contains customary loan covenants, none of which are financial covenants. Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreement would require the repayment of any outstanding borrowings under the agreement.

Revolving Credit Facilities
The Company has an $850 million unsecured revolving credit facility with various banks that matures in March 2012. The credit facility has options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. This credit facility exists primarily to support the Company's commercial paper program,

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

but may be used for other purposes in the event access to the commercial paper market is impaired or eliminated. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. The ratio was 17 percent as of September 30, 2010. In addition, the credit facility contains other non-financial covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company's unsecured long-term debt rating or, at the Company's option, rates determined by competitive bid. At September 30, 2010 and September 30, 2009, there were no outstanding borrowings under this revolving credit facility.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $58 million as of September 30, 2010, of which $22 million was utilized to support commitments in the form of commercial letters of credit. As of September 30, 2010 and September 30, 2009, there were no short-term borrowings outstanding under the Company's non-U.S. subsidiaries' credit facilities.

At September 30, 2010 and 2009, there were no significant commitment fees or compensating balance requirements under any of the Company's credit facilities.

Long-term Debt
In addition to the Company's credit facilities and commercial paper program, the Company has a shelf registration statement filed with the Securities and Exchange Commission pursuant to which the Company can publicly offer and sell securities. This shelf registration covers an unlimited amount of debt securities, common stock, preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale.

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

The 2019 and 2013 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company's assets.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

	September 30
(in millions)	2010	2009
Principal amount of 2019 Notes, net of discount	$299	$298
Principal amount of 2013 Notes	200	200
Principal amount of variable rate loan due June 2011	24	26
Fair value swap adjustment (Notes 17 and 18)	26	8

Total	549	532
Less current portion	(24)	0

Long-term debt, net	$525	$532

The Company was in compliance with all debt covenants at September 30, 2010 and 2009.

Interest paid on debt for the years ended September 30, 2010, 2009 and 2008 was $19 million, $13 million and $20 million, respectively.

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

In June 2003, the Company amended its U.S. qualified and non-qualified defined benefit pension plans to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. These changes impacted all of the Company's domestic pension plans for all salaried and hourly employees who were not covered by collective bargaining agreements. Concurrently, the Company supplemented its existing defined contribution savings plan effective October 1, 2006 to include an additional Company contribution.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Components of Expense (Income)
The components of expense (income) for Pension Benefits and Other Retirement Benefits are summarized below:

	Pension Benefits			Other Retirement Benefits
(in millions)	2010	2009	2008	2010	2009	2008
Service cost	$6	$5	$8	$3	$2	$4
Interest cost	159	169	163	12	14	14
Expected return on plan assets	(210)	(203)	(201)	(1)	0	(1)
Amortization:
Prior service cost	(19)	(19)	(19)	(22)	(22)	(33)
Net actuarial loss	90	30	46	13	10	14

Net benefit expense (income)	$26	$(18)	$(3)	$5	$4	$(2)

Funded Status and Net Liability
The Company recognizes the unfunded status of defined benefit retirement plans on the Consolidated Statement of Financial Position as Retirement Benefits. The current portion of the liability is the amount by which the actuarial present value of benefits included in the benefit obligation payable in the next twelve months exceeds the fair value of the plan assets and is reflected in Compensation and Benefits in the Consolidated Statement of Financial Position.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles the projected benefit obligations (PBO), plan assets, funded status, and net liability for the Company's Pension Benefits and the Other Retirement Benefits.

	Pension Benefits		Other Retirement Benefits
(in millions)	2010	2009	2010	2009
PBO at beginning of period	$2,968	$2,322	$240	$200
Service cost	6	5	3	2
Interest cost	159	169	12	14
Discount rate change	354	612	16	41
Actuarial losses (gains)	28	11	(9)	0
Plan amendments	0	0	21	0
Plan participant contributions	0	0	13	11
Benefits paid	(159)	(149)	(31)	(31)
Other	(2)	(2)	0	3

PBO at end of period	3,354	2,968	265	240

Plan assets at beginning of period	1,928	1,898	10	12
Actual return on plan assets	291	45	1	0
Company contributions	110	139	16	15
Plan participant contributions	0	0	13	11
Benefits paid	(159)	(149)	(31)	(31)
Other	(1)	(5)	0	3

Plan assets at end of period	2,169	1,928	9	10

Funded status of plans	$(1,185)	$(1,040)	$(256)	$(230)

Funded status consists of:
Retirement benefits liability	$(1,175)	$(1,030)	$(241)	$(219)
Compensation and benefits liability	(10)	(10)	(15)	(11)

Net liability	$(1,185)	$(1,040)	$(256)	$(230)

The Company's non-U.S. defined benefit pension plans represented 5 percent and 4 percent of the total PBO at September 30, 2010 and 2009, respectively. The accumulated benefit obligation for all defined benefit pension plans was $3,343 million and $2,961 million at September 30, 2010 and September 30, 2009, respectively.

Other Comprehensive Loss
The following table summarizes the amounts included in Accumulated Other Comprehensive Loss

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

before tax related to retirement benefits as of September 30, 2010 and 2009 and changes recognized in Other Comprehensive Loss before tax for the years ended September 30, 2010 and 2009:

	Pension Benefits		Other Retirement Benefits
(in millions)	Prior Service Cost (Credit)	Net Actuarial Loss	Prior Service Cost (Credit)	Net Actuarial Loss
Balance at September 30, 2008	$(113)	$991	$(98)	$153
Current year net actuarial loss	0	780	0	41
Amortization of prior service cost	19	0	22	0
Amortization of actuarial loss	0	(30)	0	(10)
Foreign currency translation	0	(3)	0	0

Balance at September 30, 2009	(94)	1,738	(76)	184
Current year prior service cost	0	0	21	0
Current year net actuarial loss	0	301	0	6
Amortization of prior service cost	19	0	22	0
Amortization of actuarial loss	0	(90)	0	(13)

Balance at September 30, 2010	$(75)	$1,949	$(33)	$177

The estimated amounts that will be amortized from Accumulated Other Comprehensive Loss into expense (income) for Pension Benefits and Other Retirement Benefits during the year ending September 30, 2011 are as follows:

(in millions)	Pension Benefits	Other Retirement Benefits	Total
Prior service cost	$(19)	$(16)	$(35)
Net actuarial loss	48	12	60

Total	$29	$(4)	$25

Actuarial Assumptions
The following table presents the significant assumptions used in determining the benefit obligations:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2010	2009	2010	2009	2010	2009
Discount rate	4.85%	5.47%	4.94%	5.94%	4.52%	5.23%
Compensation increase rate	—	—	3.44%	3.50%	—	—

Discount rates used to determine the benefit obligations are determined by using a weighted average of market-observed yields for high quality fixed income securities that correspond to the payment of benefits.

The Company's U.S. qualified and non-qualified plans were amended to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. The only U.S. plans that continue

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to accrue benefits are certain plans associated with collective bargaining agreements, and these plans are not impacted by increases in compensation as the benefit formula is dependent solely on years of service. As a result, the compensation increase rate assumption for U.S. plans is zero.

Significant assumptions used in determining the net benefit expense (income) are as follows:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2010	2009	2010	2009	2010	2009
Discount rate	5.47%	7.60%	5.94%	6.23%	5.23%	7.60%
Expected long-term return on plan assets	8.75%	8.75%	8.71%	8.75%	8.75%	8.75%
Compensation increase rate	—	—	3.50%	4.10%	—	—
Health care cost gross trend rate*	—	—	—	—	11.00%	11.00%
Ultimate trend rate*	—	—	—	—	5.50%	5.50%
Year that trend reaches ultimate rate*	—	—	—	—	2015	2014

*
Due to the effect of the fixed Company contribution, increasing or decreasing the health care cost trend rate by one percentage point would not have a significant impact on the Company's cost of providing Other Retirement Benefits.

Expected long-term return on plan assets for each year presented is based on both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. The Company uses a market-related value of plan assets reflecting changes in the fair value of plan assets over a five-year period. Further, actuarial gains and losses in excess of 10 percent of the greater of the market-related value of plan assets or the projected benefit obligation (the corridor) are amortized on a straight-line basis over the average remaining service period of active participants, which was approximately 11 years for 2010. Beginning in 2011, the amortization of such gains and losses will be over the expected future lifetime of inactive participants, which is approximately 28 years. As of September 30, 2010, almost all of the plan's participants are considered inactive due to the discontinuance of benefit accruals for services rendered after September 30, 2006 for all salaried and hourly employees not covered by collective bargaining agreements. This change in amortization period will result in a $42 million reduction to 2011 pension expense as compared to pension expense for 2010.

Prior service costs resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants.

Plan Assets
Total plan assets for Pension Benefits and Other Retirement Benefits as of September 30, 2010 and 2009 were $2,178 million and $1,938 million, respectively. The Company has established investment objectives that seek to preserve and maximize the amount of plan assets available to pay plan benefits. These objectives are achieved through investment guidelines requiring diversification and allocation strategies designed to maximize the long-term returns on plan assets while maintaining a prudent level

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of investment risk. These investment strategies are implemented using actively managed and indexed assets. Target and actual asset allocations as of September 30, 2010 and 2009 are as follows:

	Target Mix	2010	2009
Equities	40% - 70%	64%	65%
Fixed income	25% - 60%	34%	34%
Alternative investments	0% - 15%	0%	0%
Cash	0% - 5%	2%	1%

Alternative investments may include real estate, hedge funds, venture capital, and private equity. There were no plan assets invested in the securities of the Company as of September 30, 2010 and 2009 or at any time during the years then ended. Target and actual asset allocations are periodically rebalanced between asset classes in order to mitigate investment risk and maintain asset classes within target allocations.

The following table presents the fair value of the Company's pension plans' assets as of September 30, 2010, by asset category segregated by level within the fair value hierarchy, as described in Note 17:

	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total
Asset category:
Equity securities:
U.S. equity	$849	$136	$0	$985
Non-U.S. equity	353	36	0	389
Fixed income securities:
Corporate	0	376	0	376
U.S. government	131	132	0	263
Emerging market	0	67	0	67
Mortgage and asset-backed	0	24	0	24
Other	0	12	0	12
Cash and cash equivalents	0	49	0	49

Sub-total	1,333	832	0	2,165

Net receivables related to investment transactions				4

Total				$2,169

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value of the Company's other retirement benefits plan assets as of September 30, 2010, by asset category segregated by level within the fair value hierarchy, as described in Note 17:

	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total
Asset category:
Equity securities:
U.S. equity	$6	$0	$0	$6
Fixed income securities:
Corporate	0	1	0	1
U.S. government	1	0	0	1
Mortgage and asset-backed	0	1	0	1

Total	$7	$2	$0	$9

Valuation Techniques
Level 1 equity securities are actively traded on U.S. and non-U.S. exchanges and are valued using the market approach at quoted market prices on the measurement date. Level 2 equity securities contain equity funds that hold investments with values based on quoted market prices, but for which the funds are not valued on a quoted market basis.

Fixed income securities are primarily valued using the market approach at either quoted market prices, pricing models that use observable market data, or bids provided by independent investment brokerage firms.

Cash and cash equivalents includes cash which is used to pay benefits and cash invested in a short-term investment fund that holds securities with values based on quoted market prices, but for which the funds are not valued on a quoted market basis.

Contributions
For the years ended September 30, 2010 and 2009, the Company made contributions to its pension plans as follows:

(in millions)	2010	2009
Contributions to U.S. qualified plan	$98	$125
Contributions to U.S. non-qualified plan	7	8
Contributions to non-U.S. plans	5	6

Total	$110	$139

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. The Company plans to contribute $100 million to its U.S. qualified pension plan in 2011. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and any changes to U.S. pension funding legislation. The Company may elect to make additional discretionary contributions during 2011 to further improve the funded status of this plan. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $13 million in 2011.

Contributions to the Company's other postretirement plans are expected to total $25 million in 2011.

Benefit Payments
The following table reflects estimated benefit payments to be made to eligible participants for each of the next five years and the following five years in aggregate:

(in millions)	Pension Benefits	Other Retirement Benefits
2011	$166	$25
2012	171	24
2013	177	25
2014	185	20
2015	192	20
2016 - 2020	1,048	94

Estimated benefit payments for Other Retirement Benefits is shown net of plan participant contributions and reflects the Company's portion only. Substantially all of the Pension Benefit payments relate to the Company's U.S. qualified funded plans which are paid from the pension trust.

Defined Contribution Savings Plans and Employee Stock Purchase Plan
The Company sponsors defined contribution savings plans that are available to the majority of its employees. The plans allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions using common stock of the Company up to certain limits. Employees may transfer at any time all or a portion of their balance in Company common stock to any of the other investment options offered within the plans. The Company is authorized to issue 16.5 million shares under the defined contribution savings plans, of which 6.3 million shares are available for future contributions at September 30, 2010. Additionally, the defined contribution savings plan includes a cash contribution based on an employee's age and service.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's expense related to the defined contribution savings plans for 2010, 2009, and 2008 are as follows:

	2010		2009		2008
(in millions)	Shares	Expense	Shares	Expense	Shares	Expense
Contribution in shares:
Defined contribution savings plans	0.9	$53	1.4	$51	0.9	$52
Contribution in cash:
Retirement contribution		34		36		37
Other		1		1		1

Total		$88		$88		$90

The Company also offers an Employee Stock Purchase Plan (ESPP) which allows employees to have their base compensation withheld to purchase the Company's common stock each month at 95 percent of the fair market value on the last day of the month. The Company is authorized to issue 9.0 million shares under the ESPP, of which 3.7 million shares are available for future grant at September 30, 2010. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit. During 2010, 2009 and 2008, 0.2 million, 0.3 million and 0.2 million shares, respectively of Company common stock were issued to employees at a value of $11 million, $12 million and $13 million for the respective periods.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Treasury Stock
The Company repurchased shares of its common stock as follows:

(in millions)	2010	2009	2008
Amount of share repurchases	$182	$156	$576
Number of shares repurchased	3.2	3.9	9.0

At September 30, 2010, the Company was authorized to repurchase an additional $326 million of outstanding stock under the Company's share repurchase program. Share repurchases acquired by incurring accounts payable, which are reflected as a non-cash transaction in the Company's Consolidated Statement of Cash Flows, were $2 million and $3 million at September 30, 2010 and 2009, respectively.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss (AOCL) consists of the following:

	September 30
(in millions)	2010	2009	2008
Unamortized pension and other retirement benefits (net of taxes of $742 for 2010; $647 for 2009 and $344 for 2008)	$(1,276)	$(1,105)	$(589)
Foreign currency translation adjustment	18	26	12
Foreign currency cash flow hedge adjustment	(1)	(1)	(1)

Accumulated other comprehensive loss	$(1,259)	$(1,080)	$(578)

13.   Stock-Based Compensation

Stock-Based Compensation Program Description
Under the Company's 2001 Long-Term Incentives Plan and Directors Stock Plan, up to 14.3 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights and restricted stock. Shares available for future grant or payment under these plans were 0.3 million at September 30, 2010.

Under the Company's 2006 Long-Term Incentives Plan, up to 17.5 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other awards. Each share issued pursuant to an award of restricted stock, restricted stock units, performance shares, and performance units counts as two shares against the authorized limit. Shares available for future grant or payment under this plan were 9.5 million at September 30, 2010.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company utilizes performance shares and restricted stock that generally cliff vest at the end of three years. The fair value of performance shares and restricted stock is estimated using the closing share price on the day of grant. The number of performance shares that will ultimately be issued is based on achievement of performance targets over a three-year period that considers cumulative sales growth and return on sales with an additional potential adjustment up or down depending on the Company's total return to shareowners compared to a group of peer companies.

The Company's stock-based compensation awards are designed to align management's interests with those of the Company's shareowners and to reward outstanding Company performance. The Company has an ongoing share repurchase plan and expects to satisfy share option exercises and stock award issuances from treasury stock.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation expense and related income tax benefit included within the Consolidated Statement of Operations for 2010, 2009 and 2008 is as follows:

(in millions)	2010	2009	2008
Stock-based compensation expense included in:
Product cost of sales	$5	$4	$4
Service cost of sales	2	1	2
Selling, general and administrative expenses	17	13	13

Total	$24	$18	$19

Income tax benefit	$8	$6	$6

General Option Information
The following summarizes the activity of the Company's stock options for 2010:

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2009	6,491	$33.75
Granted	833	53.18
Exercised	(1,536)	25.29
Forfeited or expired	(43)	47.95

Outstanding at September 30, 2010	5,745	$38.73	5.6	$119

Vested or expected to vest(a)	5,655	$38.65	5.6	$72

Exercisable at September 30, 2010	3,945	$36.54	4.3	$90

(a)
Represents outstanding options reduced by expected forfeitures

	2010	2009	2008
Weighted-average fair value per share of options granted	$12.80	$7.13	$22.97
Intrinsic value of options exercised	$52 million	$9 million	$24 million
Tax deduction resulting from intrinsic value of options exercised	$18 million	$3 million	$8 million

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total fair value of options vested was $8 million, $8 million and $9 million during the years ended September 30, 2010, 2009 and 2008, respectively. Total unrecognized compensation expense for options that have not vested as of September 30, 2010 is $8 million and will be recognized over a weighted average period of 0.9 years.

Stock Option Fair Value Information
The Company's determination of fair value of option awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These assumptions include, but are not limited to: the Company's expected stock price volatility, the projected employee stock option exercise term, the expected dividend yield and the risk-free interest rate. Changes in these assumptions can materially affect the estimated value of the stock options.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2010 Grants	2009 Grants	2008 Grants
Risk-free interest rate	2.67%	2.37%	3.86%
Expected dividend yield	2.33%	1.59%	0.98%
Expected volatility	27.00%	24.00%	30.00%
Expected life	7 years	6 years	6 years

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Shares, Restricted Shares, and Restricted Stock Units Information
The following summarizes the Company's performance shares, restricted shares, and restricted stock units for 2010:

	Performance Shares		Restricted Shares		Restricted Stock Units
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2009	483	43.94	187	46.79	94	49.72
Granted	200	53.18	56	53.08	29	53.70
Vested	(60)	58.42	(38)	58.51	(4)	61.72
Forfeited	(18)	44.64	(7)	52.00	(1)	51.58

Nonvested at September 30, 2010	605	$45.54	198	$46.13	118	$50.31

(in millions, remaining life in years)	Performance Shares	Restricted Shares	Restricted Stock Units
Total unrecognized compensation costs at September 30, 2010	$8	$3	$0
Weighted average life remaining at September 30, 2010	1.1	1.2	0.1
Weighted average fair value per share granted in 2009	$30.63	$30.39	$36.20
Weighted average fair value per share granted in 2008	$72.26	$72.12	$64.57

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2010 based on the achievement of performance targets for fiscal years 2010 through 2012 is approximately 469,000. The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2009 based on the achievement of performance targets for fiscal years 2009 through 2011 is approximately 716,000. The number of shares of common stock that will be issued in respect of performance shares granted in 2008 based on the achievement of performance targets for fiscal years 2008 through 2010 is approximately 149,000.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

(in millions, except per share amounts)	2010	2009	2008
Numerator:
Numerator for basic and diluted earnings per share—Net income	$561	$594	$678

Denominator:
Denominator for basic earnings per share—weighted average common shares	157.1	157.8	160.8
Effect of dilutive securities:
Stock options	1.6	1.2	1.8
Performance shares, restricted shares and restricted stock units	0.5	0.4	0.3

Dilutive potential common shares	2.1	1.6	2.1

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversion	159.2	159.4	162.9

Earnings per share:
Basic	$3.57	$3.76	$4.22

Diluted	$3.52	$3.73	$4.16

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the year. Stock options excluded from the average outstanding diluted shares calculation were 0.8 million, 1.3 million and 0.4 million in 2010, 2009 and 2008, respectively.

14.   Company-Funded Research and Development

The Company performs R&D activities relating to the development of new products and the improvement of existing products. Company-funded R&D programs are expensed as incurred and included in cost of sales. Company-funded R&D expenditures were $345 million, $355 million and $395 million at September 30, 2010, 2009 and 2008, respectively. Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale when earned.

15.   Other Income, Net

Other income, net consists of the following:

(in millions)	2010	2009	2008
Earnings from equity affiliates	$(10)	$(8)	$(8)
Royalty income	(8)	(7)	(11)
Interest income	(4)	(5)	(8)
Other, net	8	(3)	3

Other income, net	$(14)	$(23)	$(24)

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Income Taxes

The components of income tax expense are as follows:

(in millions)	2010	2009	2008
Current:
U.S. federal	$146	$175	$200
Non-U.S.	11	6	2
U.S. state and local	(2)	4	0

Total current	155	185	202

Deferred:
U.S. federal	74	72	58
Non-U.S.	5	10	11
U.S. state and local	7	6	4

Total deferred	86	88	73

Income tax expense	$241	$273	$275

Net current deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(in millions)	2010	2009
Inventory	$(31)	$(1)
Product warranty costs	58	72
Customer incentives	35	30
Contract reserves	15	12
Compensation and benefits	28	7
Other, net	20	32

Current deferred income taxes, net	$125	$152

Net long-term deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(in millions)	2010	2009
Retirement benefits	$459	$407
Intangibles	(45)	(37)
Property	(98)	(83)
Stock-based compensation	24	20
Other, net	35	49

Long-term deferred income taxes, net	$375	$356

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current deferred income tax assets and liabilities and long-term deferred income tax assets and liabilities are included in the Consolidated Statement of Financial Position as follows:

	September 30
(in millions)	2010	2009
Current deferred income taxes	$129	$154
Other current liabilities	(4)	(2)

Current deferred income taxes, net	$125	$152

Long-term deferred income taxes	$389	$371
Other liabilities	(14)	(15)

Long-term deferred income taxes, net	$375	$356

Management believes it is more likely than not that the current and long-term deferred tax assets will be realized through the reduction of future taxable income, except for $15 million of deferred tax assets which have been fully reserved and relate to foreign net operating losses in Sweden and the United Kingdom which are not subject to expirations, a domestic capital loss carryforward which expires in 2015 and state R&D credit carryovers with varying expiration dates. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) the historical operating results of Rockwell Collins ($1,666 million of U.S. taxable income over the past three years), (b) expectations of future earnings, and (c) the extended period of time over which the retirement benefit liabilities will be paid.

The effective income tax rate differed from the U.S. statutory tax rate as detailed below:

	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.8	0.7	0.6
Research and development credit	(1.2)	(2.2)	(2.6)
Domestic manufacturing deduction	(1.1)	(1.3)	(1.5)
Tax settlements	(2.4)	—	(2.3)
Other	(1.0)	(0.7)	(0.3)

Effective income tax rate	30.1%	31.5%	28.9%

Income tax expense was calculated based on the following components of income before income taxes:

(in millions)	2010	2009	2008
U.S. income	$729	$799	$898
Non-U.S. income	73	68	55

Total	$802	$867	$953

The Company's U.S. Federal income tax returns for the tax years ended September 30, 2007 and prior have been audited by the Internal Revenue Service (IRS) and are closed to further adjustments by the IRS except for refund claims the Company filed for the tax years ended September 20, 2006 and 2007. The IRS is currently auditing the Company's tax returns for the years ended September 30, 2008 and 2009 as well as refund claims for prior years. The Company is also currently under audit in various

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. states and non-U.S. jurisdictions. The U.S. state and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The effective income tax rate for the year ended September 30, 2010 decreased from the prior year primarily due to the favorable impact of the IRS completing its examination of the taxable years ended September 30, 2006 and 2007, partially offset by differences in the availability of the Federal R&D Tax Credit which expired December 31, 2009.

No provision has been made as of September 30, 2010 for U.S. federal or state, or additional non-U.S. income taxes related to approximately $254 million of undistributed earnings of non-U.S. subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on the undistributed earnings.

The Company paid income taxes, net of refunds, of $125 million, $157 million and $268 million in 2010, 2009 and 2008, respectively.

The Company had gross unrecognized tax benefits recorded within Other Liabilities in the Consolidated Statement of Financial Position of $78 million, $98 million, and $73 million as of September 30, 2010, 2009 and 2008, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $52 million, $56 million and $41 million as of September 30, 2010, 2009 and 2008, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $2 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended September 30 is as follows:

(in millions)	2010	2009	2008
Beginning balance	$98	$73	$84
Additions for tax positions related to the current year	14	24	19
Additions for tax positions of prior years	5	1	2
Additions for tax positions related to acquisitions	2	0	0
Reductions for tax positions of prior years	(21)	0	(20)
Reductions for tax positions of prior years related to lapse of statute of limitations	(2)	0	0
Reductions for tax positions related to settlements with taxing authorities	(18)	0	(12)

Ending balance	$78	$98	$73

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Consolidated Statement of Financial Position was $5 million and $9 million as of September 30, 2010 and 2009, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Consolidated Statement of Operations was $(3) million, $3 million and $(2) million for the years ended September 30, 2010, 2009 and 2008, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Fair Value of Financial Instruments

Fair Value Measurements
The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The FASB's guidance classifies the inputs used to measure fair value into the following hierarchy:

Level 1—	quoted prices (unadjusted) in active markets for identical assets or liabilities
Level 2—
quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument
Level 3—	unobservable inputs based on the Company's own assumptions used to measure assets and liabilities at fair value

A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and September 30, 2009 are as follows:

(in millions)	Fair Value Hierarchy	September 30, 2010 Fair Value Asset (Liability)	September 30, 2009 Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$37	$35
Interest rate swap assets	Level 2	26	8
Foreign currency forward exchange contract assets	Level 2	9	8
Foreign currency forward exchange contract liabilities	Level 2	(8)	(11)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during 2010.

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

As of September 30, 2010, there has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	September 30, 2010		September 30, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$435	$435	$235	$235
Short-term investments	20	20	0	0
Short-term debt	(24)	(24)	0	0
Long-term debt	(499)	(558)	(498)	(559)

The fair value of cash and cash equivalents and short-term investments approximate their carrying value due to the short-term nature of the instruments. Short-term investments consist of certificates of deposit with a maturity date of less than one year. The fair value of short-term debt approximates its carrying value due to the short-term nature of the debt. Fair value information for long-term debt is based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities, and degree of risk. The carrying amount and fair value of long-term debt excludes the interest rate swaps fair value adjustment. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

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

The Company has designated the 2019 and 2013 Swaps (the Swaps) as fair value hedges. At September 30, 2010 and September 30, 2009, interest rate swaps were recorded within Other Assets at a fair value of $26 million and $8 million, respectively, offset by a fair value adjustment to Long-Term Debt (Note 10) of $26 million and $8 million, respectively. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company's cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of September 30, 2010 and September 30, 2009, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $404 million and

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$353 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Consolidated Statement of Financial Position as of September 30, 2010 and September 30, 2009 are as follows:

		Asset Derivatives
(in millions)	Classification	September 30, 2010	September 30, 2009
Foreign currency forward exchange contracts	Other current assets	$9	$8
Interest rate swaps	Other assets	26	8

Total		$35	$16

		Liability Derivatives
(in millions)	Classification	September 30, 2010	September 30, 2009
Foreign currency forward exchange contracts	Other current liabilities	$8	$11

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of September 30, 2010, $1 million of foreign currency forward exchange contracts, classified within Other current assets, were not designated as hedging instruments.

The effect of derivative instruments on the Consolidated Statement of Operations for the fiscal year ended September 30 is as follows:

		Amount of Gain (Loss)
(in millions)	Location of Gain (Loss)	September 30, 2010	September 30, 2009
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$(5)	$0
Interest rate swaps	Interest expense	8	4
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$1	$(1)
Amount of gain (loss) reclassified from AOCL into income	Cost of sales	2	(2)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	1	0

There was no significant impact to the Company's earnings related to the ineffective portion of any hedging instruments during the fiscal year ended September 30, 2010. In addition, there was no significant impact to the Company's earnings when a hedged firm commitment no longer qualified as a

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the fiscal year ended September 30, 2010.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of September 30, 2010. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $1 million of net losses into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at September 30, 2010 is 118 months.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	September 30
(in millions)	2010	2009	2008
Balance at beginning of year	$217	$226	$213
Warranty costs incurred	(55)	(54)	(53)
Product warranty accrual	34	46	68
Increase from acquisitions	0	2	1
Pre-existing warranty adjustments	(13)	(3)	(3)

Balance at September 30	$183	$217	$226

Guarantees
In connection with the 2006 acquisition of the Quest joint venture (see Note 8), the Company entered into a parent company guarantee related to various obligations of Quest. The Company has guaranteed, jointly and severally with Quadrant (the other joint venture partner), the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of September 30, 2010, the outstanding loan balance was approximately $6 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of September 30, 2010, the Quest guarantees are not reflected on the Company's Consolidated Statement of Financial Position because the Company believes that Quest will

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company's behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at September 30, 2010 were $87 million. These commitments are not reflected as liabilities on the Company's Consolidated Statement of Financial Position.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.   Contractual Obligations and Other Commitments

The following table reflects certain of the Company's non-cancelable contractual commitments as of September 30, 2010:

	Payments Due By Period
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Non-cancelable operating leases	$56	$47	$33	$26	$23	$50	$235
Purchase contracts	47	36	38	13	2	7	143
Long-term debt	0	0	0	200	0	300	500
Interest on long-term debt	26	25	25	18	16	60	170

Total	$129	$108	$96	$257	$41	$417	$1,048

Non-cancelable Operating Leases
The Company leases certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts with terms that meet the accounting definition of operating leases. Some leases include renewal options, which permit extensions of the expiration dates at rates approximating fair market rental rates. Rent expense for the years ended September 30, 2010, 2009 and 2008 was $60 million, $61 million and $48 million, respectively. The Company's commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on the Consolidated Statement of Financial Position.

Purchase Contracts
The Company may enter into purchase contracts with suppliers under which there is a commitment to buy a minimum amount of products or pay a specified amount. These commitments are not reflected as a liability on the Company's Consolidated Statement of Financial Position. Amounts purchased under these agreements for the years ended September 30, 2010, 2009 and 2008 were $37 million, $31 million and $27 million, respectively.

Interest on Long-term Debt
Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts.

21.   Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company's manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of September 30, 2010, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $8 million. The

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company has recorded environmental reserves for this site of $3 million as of September 30, 2010, which represents management's best estimate of the probable future cost for this site.

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

22.   Legal Matters

The Company is subject to various lawsuits, claims and proceedings that have been or may be instituted or asserted against the Company relating to the conduct of the Company's business, including those pertaining to product liability, antitrust, intellectual property, safety and health, exporting and importing, contract, employment and regulatory matters. Although the outcome of these matters cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters that are pending or asserted are not expected to have a material adverse effect on the Company's business or financial position, but could possibly be material to the results of operations or cash flows of any one quarter.

23.   Business Segment Information

Rockwell Collins designs, produces and supports communications and aviation electronics for military and commercial customers worldwide. The Company has two operating segments consisting of the Government Systems and Commercial Systems businesses.

Government Systems provides communication and electronic systems, products and services for airborne and surface applications to the U.S. Department of Defense, local and state governments, other government agencies, civil agencies, defense contractors and foreign ministries of defense.

Commercial Systems supplies aviation electronics systems, products, and services to customers located throughout the world. The customer base is comprised of original equipment manufacturers (OEMs) of commercial air transport, business and regional aircraft, commercial airlines, fractional interest operators and other business aircraft operators.

Sales made to the U.S. Government were 45 percent, 43 percent and 38 percent of total sales for the years ended September 30, 2010, 2009 and 2008, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the sales and operating results for each of the Company's operating segments:

(in millions)	2010	2009	2008
Sales:
Government Systems	$2,861	$2,579	$2,366
Commercial Systems	1,804	1,891	2,403

Total sales	$4,665	$4,470	$4,769

Segment operating earnings:
Government Systems	$606	$602	$486
Commercial Systems	293	353	560

Total segment operating earnings	899	955	1,046
Interest expense	(20)	(18)	(21)
Stock-based compensation	(24)	(18)	(19)
Restructuring and asset impairment adjustment (charge)	1	(21)	0
General corporate, net	(54)	(31)	(53)

Income before income taxes	802	867	953
Income tax provision	(241)	(273)	(275)

Net income	$561	$594	$678

The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings. The Company's definition of segment operating earnings excludes income taxes, stock-based compensation, unallocated general corporate expenses, interest expense, gains and losses from the disposition of businesses, restructuring and asset impairment charges, and other special items as identified by management from time to time. Intersegment sales are not material and have been eliminated. The accounting policies used in preparing the segment information are consistent with the policies described in Note 2.

In September 2009, the Company recorded restructuring and asset impairment charges totaling $21 million. The charges were primarily comprised of employee separation costs of $10 million and a non-cash real estate impairment charge related to the Company's plans to close its Government Systems facility in San Jose, California and relocate engineering, production and service work to other existing facilities. Cash payments of $9 million were made in 2010 for the employee separation costs.

The following tables summarize the identifiable assets and investments in equity affiliates at September 30, 2010, 2009 and 2008 as well as the provision for depreciation and amortization, the

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount of capital expenditures for property, and earnings from equity affiliates for each of the three years ended September 30, for each of the operating segments and Corporate:

(in millions)	2010	2009	2008
Identifiable assets:
Government Systems	$2,049	$1,937	$1,706
Commercial Systems	1,994	1,858	1,870
Corporate	1,021	850	568

Total identifiable assets	$5,064	$4,645	$4,144

Investments in equity affiliates:
Government Systems	$10	$10	$9
Commercial Systems	0	0	0

Total investments in equity affiliates	$10	$10	$9

Depreciation and amortization:
Government Systems	$74	$66	$54
Commercial Systems	75	78	75

Total depreciation and amortization	$149	$144	$129

Capital expenditures for property:
Government Systems	$55	$88	$97
Commercial Systems	54	65	74

Total capital expenditures for property	$109	$153	$171

Earnings from equity affiliates:
Government Systems	$10	$8	$8
Commercial Systems	0	0	0

Total earnings from equity affiliates	$10	$8	$8

The Company's operating segments share many common resources, infrastructures and assets in the normal course of business. Certain assets have been allocated between the operating segments primarily based on occupancy or usage, principally property, plant and equipment. Identifiable assets at Corporate consist principally of cash and net deferred income tax assets for all years presented.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes sales by product category for the years ended September 30, 2010, 2009 and 2008:

(in millions)	2010	2009	2008
Airborne solutions	$1,852	$1,761	$1,662
Surface solutions	1,009	818	704

Government Systems sales	2,861	2,579	2,366

Air transport aviation electronics	998	986	1,257
Business and regional aviation electronics	806	905	1,146

Commercial Systems sales	1,804	1,891	2,403

Total sales	$4,665	$4,470	$4,769

Product category sales for defense-related products in the Government Systems segment are delineated based upon the difference in underlying customer base and markets served.

The air transport and business and regional aviation electronics product categories are delineated based upon the difference in underlying customer base, size of aircraft, and markets served.

The following table reflects sales for the years ended September 30, 2010, 2009 and 2008 and property at September 30, 2010, 2009 and 2008 by geographic region:

	Sales			Property
(in millions)	2010	2009	2008	2010	2009	2008
U.S.	$3,313	$3,080	$3,164	$627	$641	$630
Europe	826	813	927	70	69	43
Asia-Pacific	247	270	293	9	8	5
Canada	171	185	229	0	0	0
Africa / Middle East	68	80	102	0	0	0
Latin America	40	42	54	1	1	2

Total	$4,665	$4,470	$4,769	$707	$719	$680

Sales are attributed to the geographic regions based on the country of destination.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.   Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended September 30, 2010 and 2009 is summarized as follows:

	2010 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	Total
Sales	$1,027	$1,142	$1,214	$1,282	$4,665
Gross profit (total sales less product and service cost of sales)	293	314	324	355	1,286
Net income	121	148	142	150	561
Earnings per share:
Basic	$0.77	$0.94	$0.90	$0.96	$3.57
Diluted	$0.76	$0.93	$0.89	$0.94	$3.52

Net income in the second quarter of 2010 includes a discrete item related to a favorable income tax adjustment resulting from the resolution of certain tax matters, which lowered the Company's effective income tax rate for the quarter by approximately 10 percentage points.

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

Net income in the fourth quarter of 2009 includes $14 million ($21 million before income taxes) related to the restructuring charge and impairment of long-lived assets. Included within Gross Profit is $19 million of the restructuring and asset impairment charges.

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

Evaluation of Internal Control Over Financial Reporting

Management's report on internal control over financial reporting as of October 1, 2010 is included within Item 8 of this Annual Report on Form 10-K. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the internal control over financial reporting of Rockwell Collins, Inc. and subsidiaries (the "Company") as of October 1, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 1, 2010 of the Company and our report dated November 23, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
November 23, 2010

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the 2011 Proxy Statement. See also the information with respect to executive officers of the Company under Item 4A of Part I.

No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than us pursuant to which such person is or was to be selected as a director or nominee.

The members of the Audit Committee of our board of directors are: Chris A. Davis, Andrew J. Policano and David Lilley. The board of directors has determined that all these members are "independent" as defined under applicable SEC and New York Stock Exchange rules and are "audit committee financial experts." The Board's affirmative determination with respect to Ms. Davis was based upon her education and more than twenty years in chief financial officer positions of public companies and her extensive audit committee experience. The Board's affirmative determination with respect to Mr. Policano was based upon his education and his extensive audit and finance committee experience. The Board's affirmative determination with respect to Mr. Lilley was based upon his relevant education and experience as an executive officer of a public company in actively supervising financial officers and his audit committee experience.

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

Item 11.    Executive Compensation.

See the information under the captions Compensation of Directors, Executive Compensation, Compensation Discussion and Analysis and Compensation Committee Report in the 2011 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions Voting Securities and Equity Ownership of Certain Beneficial Owners and Management in the 2011 Proxy Statement.

Equity Compensation Plan Information

The following table gives information as of September 30, 2010, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights		(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved By Security Holders(1)	7,196,504	(2)	$38.73	13,545,045	(3)(4)
Equity Compensation Plans Not Approved By Security Holders	None		None	None
Total	7,196,504		$38.73	13,545,045

(1)
Consists of the following equity compensation plans: 2001 Stock Option Plan, 2001 Long-Term Incentives Plan, Directors Stock Plan and 2006 Long-Term Incentives Plan.

(2)
Includes 1,184,678 performance shares, which is the maximum number of shares that can be issued in the future if maximum performance is achieved under performance agreements granted in November 2008 and 2009. Includes 148,523 that will be issued in November 2010 based on performance shares granted in November 2007. Also includes 118,384 restricted stock units (RSUs). Such performance shares and RSUs are not included in the weighted average price calculation.

(3)
Also includes 3,698,102 shares available under our Employee Stock Purchase Plan (ESPP), which allows employees to have withheld up to 15 percent of their base compensation toward the purchase of our common stock. Shares are purchased each month by participants at 95 percent of the fair market value on the last day of the month pursuant to the ESPP.

(4)
Of the 9,536,810 shares available for future grant under the 2006 Long-Term Incentives Plan, each share issued pursuant to an award of restricted stock, restricted stock units, performance shares and performance units counts as 2.02 shares against this limit in accordance with the terms of the plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

See the information under the caption Corporate Governance; Board of Directors and Committees and Certain Transactions and Other Relationships in the 2011 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

See the information under the caption Proposal to Approve the Selection of Auditors in the 2011 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)		Financial Statements, Financial Statement Schedules and Exhibits.
	(1)	Financial Statements
		The financial statements are included under Item 8 of this Annual Report on Form 10-K:
			Page
		Consolidated Statement of Financial Position, as of September 30, 2010 and 2009	51
		Consolidated Statement of Operations, years ended September 30, 2010, 2009 and 2008	52
		Consolidated Statement of Cash Flows, years ended September 30, 2010, 2009 and 2008	53
		Consolidated Statement of Equity and Comprehensive Income, years ended September 30, 2010, 2009 and 2008	54
		Notes to Consolidated Financial Statements	55
		Report of Independent Registered Public Accounting Firm	98
	(2)	Financial Statement Schedule for the years ended September 30, 2010, 2009 and 2008.
		Report of Independent Registered Public Accounting Firm	S-1
		Schedule II—Valuation and Qualifying Accounts	S-2
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
4-a-5
Underwriting Agreement, dated May 1, 2009, between the Company and Banc of America Securities LLC, J.P. Morgan Securities Inc. and UBS Securities LLC, as representatives of the several Underwriters named in Schedule 1 to the Underwriting Agreement, filed as Exhibit 1 to the Company's Form 8-K dated May 1, 2009, is incorporated herein by reference.
4-a-6	Form of certificate for the Company's 5.25% Notes due July 15, 2019, filed as Exhibit 4 to the Company's Form 8-K dated May 1, 2009, is incorporated herein by reference.
*10-a-1	The Company's 2001 Long-Term Incentives Plan, as amended, filed as Exhibit 10-a-9 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
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
*10-a-5	The Company's 2006 Long-Term Incentives Plan, as amended, filed as Appendix A to the Company's Notice and Proxy Statement dated December 18, 2009, is incorporated herein by reference.
*10-a-6	Form of Restricted Stock Unit Award under the Company's 2006 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company's Form 8-K dated February 7, 2006, is incorporated herein by reference.
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
*10-a-9
Forms of Stock Option Agreements, adopted November 20, 2009, under the Company's 2006 Long-Term Incentives Plan, filed as Exhibit 10-a-9 to the Company's Form 10-K for year ended September 30, 2009, is incorporated herein by reference.

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
*10-d-2	The Company's Incentive Compensation Plan, as amended, filed as Exhibit 10-d-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-e-1	The Company's 2001 Stock Option Plan, adopted by the Company's Board of Directors on June 1, 2001, filed as Exhibit 10.3 to the Form 10, is incorporated herein by reference.
*10-f-1	The Company's Deferred Compensation Plan, as amended, filed as exhibit 10-f-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-f-2	The Company's 2005 Deferred Compensation Plan, filed as exhibit 10-f-3 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-f-3	The Company's 2005 Deferred Compensation Plan, as amended and restated.
10-g-1	The Company's Non-Qualified Savings Plan, as amended, filed as exhibit 10-g-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-g-2	The Company's 2005 Non-Qualified Savings Plan, filed as exhibit 10-g-3 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
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
*10-h-3	The Company's Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-3 to the Company's Form 10-K for the year ended September 30, 2008, is incorporated herein by reference.
*10-h-4	The Company's 2005 Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-4 to the Company's Form 10-K for the year ended September 30, 2008, is incorporated herein by reference.

*10-h-5	The Company's Memorandum of Proposed Amendments to the 2005 Non-Qualified Pension Plan, adopted on December 22, 2008, filed as Exhibit 10-h-5 to the Company's Form 10-K for year ended September 30, 2009, is incorporated herein by reference.
*10-i-1	The Company's Master Trust, as amended, filed as Exhibit 10-i-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
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
*10-n-1
Form of Change of Control Agreement between the Company and certain executives of the Company (Three-Year Agreement), as amended, filed as Exhibit 10-n-1 to the Company's Form 8-K dated April 21, 2009, is incorporated herein by reference.
*10-n-2
Schedule identifying executives of the Company who are party to a Change of Control Agreement (Three-Year Agreement), filed as Exhibit 10-n-2 to the Company's Form 8-K dated April 21, 2009, is incorporated herein by reference.
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
*10-q-6
Form of Three-Year Performance Share Agreement for Persons Not With a Change of Control Agreement under the Company's 2006 Long-Term Incentives Plan, filed as exhibit 10-q-6 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-q-7
Forms of Three-Year Performance Share Agreements, adopted on November 20, 2009, filed as exhibit 10-q-7 to the Company's Form 10-K for year ended September 30, 2009, is incorporated herein by reference.
*10-s-1	Non-Employee Directors' Compensation Summary.

10-s-2	Letter agreement between the Company and Donald R. Beall dated March 19, 2008, filed as Exhibit 10-s-2 to the Company's Form 10-Q for quarter ended March 31, 2008, is incorporated herein by reference.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	List of subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*
Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
By	/s/ GARY R. CHADICK Gary R. Chadick Senior Vice President, General Counsel and Secretary

Dated: November 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 23rd day of November 2010 by the following persons on behalf of the registrant and in the capacities indicated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Rockwell Collins, Inc.

We have audited the consolidated financial statements of Rockwell Collins, Inc. and subsidiaries (the "Company") as of October 1, 2010 and October 2, 2009, and for each of the three years in the period ended October 1, 2010, and the Company's internal control over financial reporting as of October 1, 2010, and have issued our reports thereon dated November 23, 2010; such consolidated financial statements and reports are included in the Annual Report on Form 10-K for the year ended October 1, 2010. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
November 23, 2010

S-1

SCHEDULE II

ROCKWELL COLLINS, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2010, 2009 and 2008

(in millions)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Other		Deductions(a)	Balance at End of Year
Year ended September 30, 2010:
Allowance for doubtful accounts	$11	$2	$—		$(3)	$10
Allowance for excess and obsolete inventories	101	21	1	(b)	(25)	98
Valuation allowance on deferred tax assets	11	2	2	(c)	—	15
Year ended September 30, 2009:
Allowance for doubtful accounts	9	3	—		(1)	11
Allowance for excess and obsolete inventories	105	39	3	(c)	(46)	101
Valuation allowance on deferred tax assets	—	1	10	(d)	—	11
Year ended September 30, 2008:
Allowance for doubtful accounts	9	—	—		—	9
Allowance for excess and obsolete inventories	99	24	(2	)(b)	(16)	105
Valuation allowance on deferred tax assets	—	—	—		—	—

(a)
Amounts written off.

(b)
Amounts represent foreign currency fluctuations for non-U.S. dollar denominated balances.

(c)
Amounts relate to acquisition of DataPath and foreign currency fluctuations for non-U.S. dollar denominated balances.

(d)
Amount relates to acquisitions of SEOS and DataPath.

S-2

EXHIBIT INDEX

Exhibit Number	Description
*10-f-3	The Company's 2005 Deferred Compensation Plan, as amended and restated.
*10-s-1	Non-Employee Directors' Compensation Summary.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	List of subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*
Management contract or compensatory plan or arrangement.

E-1