Form 10-Q
period 2010-12-31
ROCKWELL COLLINS INC
filed 2011-01-28
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

154,759,600 shares of registrant's Common Stock, par value $.01 per share, were outstanding on January 18, 2011.

ROCKWELL COLLINS, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)

(in millions, except per share amounts)

	December 31,	September 30,
	2010	2010
ASSETS
Current Assets:
Cash and cash equivalents	$263	$435
Receivables, net	959	1,024
Inventories, net	1,093	1,004
Current deferred income taxes	127	129
Other current assets	104	97
Total current assets	2,546	2,689

Property	703	707
Goodwill	767	766
Intangible Assets	318	306
Long-term Deferred Income Taxes	374	389
Other Assets	196	207
TOTAL ASSETS	$4,904	$5,064

LIABILITIES AND EQUITY

Current Liabilities:
Short-term debt	$12	$24
Accounts payable	371	420
Compensation and benefits	195	259
Advance payments from customers	316	324
Product warranty costs	178	183
Other current liabilities	244	242
Total current liabilities	1,316	1,452

Long-term Debt, Net	512	525
Retirement Benefits	1,403	1,420
Other Liabilities	194	181

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,415	1,420
Retained earnings	2,930	2,816
Accumulated other comprehensive loss	(1,256)	(1,259)
Common stock in treasury, at cost (shares held: December 31, 2010, 29.1; September 30, 2010, 27.0)	(1,615)	(1,497)
Total shareowners’ equity	1,476	1,482
Noncontrolling interest	3	4
Total equity	1,479	1,486

TOTAL LIABILITIES AND EQUITY	$4,904	$5,064

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

(in millions, except per share amounts)

	Three Months Ended
	December 31
	2010	2009
Sales:
Product sales	$974	$906
Service sales	136	121
Total sales	1,110	1,027

Costs, expenses and other:
Product cost of sales	706	653
Service cost of sales	89	81
Selling, general and administrative expenses	124	109
Interest expense	5	6
Other income, net	(7)	(3)
Total costs, expenses and other	917	846

Income before income taxes	193	181

Income tax expense	42	60

Net income	$151	$121

Earnings per share:
Basic	$0.97	$0.77
Diluted	$0.96	$0.76

Weighted average common shares:
Basic	155.6	157.1
Diluted	157.5	159.2

Cash dividends per share	$0.24	$0.24

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in millions)

	Three Months Ended
	December 31
	2010	2009
Operating Activities:
Net income	$151	$121
Adjustments to arrive at cash provided by operating activities:
Depreciation	26	27
Amortization of intangible assets	8	9
Stock-based compensation expense	5	5
Compensation and benefits paid in common stock	17	17
Excess tax benefit from stock-based compensation	0	(2)
Deferred income taxes	15	5
Pension plan contributions	(3)	(101)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	63	118
Inventories	(101)	(87)
Accounts payable	(38)	(31)
Compensation and benefits	(63)	(13)
Advance payments from customers	(8)	(7)
Product warranty costs	(5)	(7)
Income taxes	23	50
Other assets and liabilities	(33)	(20)
Cash Provided by Operating Activities	57	84

Investing Activities:
Property additions	(32)	(26)
Acquisition of businesses, net of cash acquired	(7)	(92)
Other investing activities	2	(1)
Cash Used for Investing Activities	(37)	(119)

Financing Activities:
Purchases of treasury stock	(149)	(28)
Cash dividends	(38)	(38)
(Decrease) increase in short-term borrowings	(10)	62
Proceeds from the exercise of stock options	4	7
Excess tax benefit from stock-based compensation	0	2
Cash (Used for) Provided by Financing Activities	(193)	5

Effect of exchange rate changes on cash and cash equivalents	1	1

Net Change in Cash and Cash Equivalents	(172)	(29)
Cash and Cash Equivalents at Beginning of Period	435	235
Cash and Cash Equivalents at End of Period	$263	$206

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business Description and Basis of Presentation

Rockwell Collins, Inc. (the Company or Rockwell Collins) designs, produces and supports communications and aviation electronics for commercial and military customers worldwide.

The Company operates on a 52/53 week fiscal year, with quarters ending on the Friday closest to the last day of the calendar quarter. For ease of presentation, December 31 and September 30 are utilized consistently throughout these financial statements and notes to represent the period end date.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

Certain prior period amounts on the Condensed Consolidated Statement of Operations were restated to correct the previous presentation of certain sales and cost of sales. Specifically, $21 million was reclassified from Product Sales to Service Sales and $13 million was reclassified from Product Cost of Sales to Service Cost of Sales for the three months ended December 31, 2009. These adjustments did not impact previously reported net income, nor did they have any effect on the Company’s financial position, net income or cash flows for the three months ended December 31, 2010.

2.	Recently Issued and Adopted Accounting Standards

In April 2010, the Financial Accounting Standards Board (FASB) issued guidance related to the milestone method of accounting for research or development arrangements in which a vendor satisfies its performance obligations over time and all or a portion of the arrangement consideration is contingent upon the achievement of a milestone. This guidance became effective for the Company in the first quarter of 2011 with no significant impact to the Company’s financial statements.

In September 2009, the FASB amended the guidance for allocating revenue to multiple deliverables in a contract. In accordance with the amendment, companies can allocate consideration in a multiple element arrangement in a manner that better reflects the transaction economics. When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will now be allowed to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, use of the residual method has been eliminated. The Company adopted this guidance in the first quarter of 2011 with no significant impact to the Company's financial position, results of operations or cash flows as the Company generally allocates revenue to deliverables based on the prices charged when sold separately by the Company.

3.	Acquisitions

Blue Ridge Simulation, Inc.
On December 20, 2010, the Company acquired all the shares of Blue Ridge Simulation, Inc. (Blue Ridge Simulation). Blue Ridge Simulation, with headquarters located in Leesburg, Virginia, is a leading supplier of high-performance sensor simulation for U.S. Department of Defense, commercial and international training applications. The cash purchase price, net of cash acquired, was $6 million. The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets and their useful lives. Based on the Company’s preliminary allocation of the purchase price, $3 million has been allocated to goodwill and $3 million to finite-lived intangible assets with a weighted average life of approximately 8 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will enhance the Company’s integrated training solutions. The Company is currently evaluating the portion of the goodwill, if any, that may be tax deductible. The goodwill is included in the Government Systems segment.

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

4.	Receivables, Net

Receivables, net are summarized as follows:
	December 31,	September 30,
(in millions)	2010	2010

Billed	$633	$743
Unbilled	381	339
Less progress payments	(45)	(48)
Total	969	1,034
Less allowance for doubtful accounts	(10)	(10)
Receivables, net	$959	$1,024

Receivables not expected to be collected during the next twelve months are classified as long-term and are included within Other Assets. Total receivables due from the U.S. Government, both directly and indirectly through sub-contracts, were $412 million at December 31, 2010 and $389 million at September 30, 2010. Total U.S. Government receivables include $145 million and $119 million of unbilled receivables net of progress payments at December 31, 2010 and September 30, 2010, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

5.	Inventories, Net

Inventories, net are summarized as follows:
	December 31,	September 30,
(in millions)	2010	2010

Finished goods	$169	$162
Work in process	278	242
Raw materials, parts and supplies	342	336
Less progress payments	(49)	(56)
Total	740	684
Pre-production engineering costs	353	320
Inventories, net	$1,093	$1,004

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Property

Property is summarized as follows:
	December 31,	September 30,
(in millions)	2010	2010

Land	$14	$14
Buildings and improvements	364	362
Machinery and equipment	965	959
Information systems software and hardware	284	282
Furniture and fixtures	63	63
Construction in progress	72	64
Total	1,762	1,744
Less accumulated depreciation	(1,059)	(1,037)
Property	$703	$707

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended December 31, 2010 are summarized as follows:

	Government	Commercial
(in millions)	Systems	Systems	Total

Balance at September 30, 2010	$509	$257	$766
Blue Ridge Simulation acquisition	3	0	3
Foreign currency translation adjustments	(2)	0	(2)

Balance at December 31, 2010	$510	$257	$767

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment.

Intangible assets are summarized as follows:
	December 31, 2010			September 30, 2010
		Accum			Accum
(in millions)	Gross	Amort	Net	Gross	Amort	Net

Intangible assets with finite lives:
Developed technology and patents	$216	$(127)	$89	$214	$(123)	$91
Customer relationships:
Acquired	90	(42)	48	90	(40)	50
Up-front sales incentives	170	(11)	159	153	(11)	142
License agreements	23	(6)	17	22	(6)	16
Trademarks and tradenames	15	(12)	3	15	(10)	5
Intangible assets with indefinite lives:
Trademarks and tradenames	2	0	2	2	0	2
Intangible assets	$516	$(198)	$318	$496	$(190)	$306

Rockwell Collins provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer Relationship Intangible Asset and amortized over the period the Company has received a contractually enforceable right related to the incentives, up to 15 years. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales whereas incentives consisting of free products are amortized as cost of sales.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense for intangible assets for the three months ended December 31, 2010 was $8 million compared to $9 million for the three months ended December 31, 2009. Annual amortization expense for intangible assets for 2011, 2012, 2013, 2014 and 2015 is expected to be $36 million, $36 million, $33 million, $33 million and $33 million, respectively.

8.	Other Assets

Other assets are summarized as follows:
	December 31,	September 30,
(in millions)	2010	2010
Long-term receivables	$28	$27
Investments in equity affiliates	9	10
Exchange and rental assets (net of accumulated depreciation of $108 at December 31, 2010 and $106 at September 30, 2010)	50	51
Assets held-for-sale	14	14
Other	95	105
Other assets	$196	$207

Investments in Equity Affiliates
Investments in equity affiliates primarily consist of four joint ventures. Each joint venture is 50 percent owned by the Company and accounted for under the equity method. Under the equity method of accounting for investments, the Company’s proportionate share of the earnings or losses of its equity affiliates are included in Net Income and classified as Other Income, Net in the Condensed Consolidated Statement of Operations. For segment performance reporting purposes, Rockwell Collins’ share of earnings or losses of equity affiliates are included in the operating results of the Government Systems segment.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $25 million and $20 million for the three months ended December 31, 2010 and 2009, respectively. The deferred portion of profit generated from sales to equity affiliates was $4 million at December 31, 2010 and September 30, 2010.

Assets Held-for-Sale
Assets held-for-sale includes the carrying cost for the Company's vacated land and facility in San Jose, California. In September 2009, the Company announced plans to close this facility and relocate engineering, production and service work to other existing facilities. In 2010, the San Jose facility was vacated, actively marketed and prepared for sale. The facility is recorded at fair market value based upon ongoing negotiations with a third party.

9.	Other Current Liabilities

Other current liabilities are summarized as follows:
	December 31,	September 30,
(in millions)	2010	2010
Customer incentives	$123	$132
Contract reserves	17	19
Income taxes payable	21	8
Other	83	83
Other current liabilities	$244	$242

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

Short-term Debt
Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. At December 31, 2010 and September 30, 2010, there were no outstanding short-term commercial paper borrowings.

At December 31, 2010, $12 million of short-term debt was outstanding under a five-year unsecured variable rate loan agreement for a non-U.S. subsidiary that was entered into in June 2006 and is due in June 2011. The variable rate loan facility agreement contains customary loan covenants, none of which are financial covenants. Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreement would require the repayment of any outstanding borrowings under the agreement.

Revolving Credit Facilities
The Company has an $850 million unsecured revolving credit facility with various banks that matures in March 2012. The credit facility has options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. This credit facility exists primarily to support the Company’s commercial paper program, but may be used for other purposes in the event access to the commercial paper market is impaired or eliminated. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. The ratio was 16 percent as of December 31, 2010. In addition, the credit facility contains other non-financial covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At December 31, 2010 and September 30, 2010, there were no outstanding borrowings under this revolving credit facility.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $57 million as of December 31, 2010, of which $19 million was utilized to support commitments in the form of commercial letters of credit. As of December 31, 2010 and September 30, 2010, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At December 31, 2010 and September 30, 2010, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

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

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

	December 31,	September 30,
(in millions)	2010	2010
Principal amount of 2019 Notes, net of discount	$299	$299
Principal amount of 2013 Notes	200	200
Principal amount of variable rate loan due June 2011	12	24
Fair value swap adjustment (Notes 16 and 17)	13	26
Total	524	549
Less current portion	(12)	(24)
Long-term debt, net	$512	$525

The Company was in compliance with all debt covenants at December 31, 2010 and September 30, 2010.

Interest paid on debt for the three months ended December 31, 2010 and 2009 was $3 million and $3 million, respectively.

11.      Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

Pension Benefits
The components of expense (income) for Pension Benefits for the three months ended December 31, 2010 and 2009 are as follows:

	Three Months Ended
	December 31
(in millions)	2010	2009
Service cost	$2	$2
Interest cost	40	40
Expected return on plan assets	(53)	(53)
Amortization:
Prior service cost	(5)	(5)
Net actuarial loss	12	23
Net benefit expense (income)	$(4)	$7

Other Retirement Benefits
The components of expense (income) for Other Retirement Benefits for the three months ended December 31, 2010 and 2009 are as follows:

	Three Months Ended
	December 31
(in millions)	2010	2009
Service cost	$1	$1
Interest cost	3	3
Amortization:
Prior service cost	(4)	(6)
Net actuarial loss	3	3
Net benefit expense	$3	$1

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In January 2011, the Company made a $100 million contribution to the U.S. qualified pension plan. The Company is not required by government regulations to make any additional contributions to the U.S. qualified pension plan in 2011. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and any changes to U.S. pension funding legislation. The Company may elect to make additional discretionary contributions during 2011 to further improve the funded status of this plan. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $13 million in 2011. For the three months ended December 31, 2010 and 2009, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $3 million and $3 million, respectively.

12.      Stock-Based Compensation and Earnings Per Share

Total stock-based compensation expense included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended
	December 31
(in millions)	2010	2009
Stock-based compensation expense included in:
Product cost of sales	$1	$1
Selling, general and administrative expenses	4	4
Total	$5	$5
Income tax benefit	$2	$2

The Company issued awards of equity instruments under the Company’s various incentive plans for the three months ended December 31, 2010 and 2009 as follows:

			Performance		Restricted		Restricted
	Options		Shares		Stock		Stock Units
		Weighted		Weighted		Weighted		Weighted
(shares in thousands)	Number	Average	Number	Average	Number	Average	Number	Average
	Issued	Fair Value	Issued	Fair Value	Issued	Fair Value	Issued	Fair Value
Three months ended December 31, 2010	728.1	$14.71	191.9	$55.75	0	$0	60.0	$55.83
Three months ended December 31, 2009	790.9	$12.80	190.3	$53.08	56.6	$53.08	6.8	$51.90

The maximum number of shares of common stock that can be issued with respect to the performance shares granted in 2011 based on the achievement of performance targets for fiscal years 2011 through 2013 is 460 thousand.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2011	2010
	Grants	Grants
Risk-free interest rate	0.5% - 3.1%	2.7%
Expected dividend yield	1.7%	2.3%
Expected volatility	27.0%	27.0%
Expected life	8 years	7 years

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2010, the risk-free interest rate was equal to a single U.S. Treasury yield based upon the period over which employees were expected to hold options. In 2011, the risk-free interest rate selected was changed to reflect a range of U.S. Treasury yields corresponding to anticipated option exercises over the ten year contractual term. A range of risk-free interest rates more closely aligns with the assumptions used in the binomial lattice pricing model. This change did not significantly impact the fair value of options granted.

Employee Benefits Paid in Company Stock
During the three months ended December 31, 2010 and 2009, 0.3 million and 0.3 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $17 million for each of the respective periods.

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	December 31
(in millions, except per share amounts)	2010	2009
Numerator:
Numerator for basic and diluted earnings per share – Net income	$151	$121
Denominator:
Denominator for basic earnings per share – weighted average common shares	155.6	157.1
Effect of dilutive securities:
Stock options	1.5	1.7
Performance shares, restricted shares and restricted stock units	0.4	0.4
Dilutive potential common shares	1.9	2.1
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	157.5	159.2
Earnings per share:
Basic	$0.97	$0.77
Diluted	$0.96	$0.76

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.4 million and 0.8 million for the three months ended December 31, 2010 and 2009, respectively.

13.      Comprehensive Income

Comprehensive income consists of the following:
	Three Months Ended
	December 31
(in millions)	2010	2009
Net income	$151	$121
Unrealized foreign currency translation adjustment	(3)	(4)
Foreign currency cash flow hedge adjustment	2	0
Amortization of defined benefit plan costs	4	9
Comprehensive income	$154	$126

The Company has one consolidated subsidiary with income attributable to a noncontrolling interest. The net income and comprehensive income attributable to the noncontrolling interest is insignificant.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.      Other Income, Net

Other income, net consists of the following:
	Three Months Ended
	December 31
(in millions)	2010	2009
Royalty income	$0	$2
Earnings from equity affiliates	2	2
Interest income	1	1
Other, net	4	(2)
Other income, net	$7	$3

15.      Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended December 31, 2010 and 2009, the effective income tax rate was 21.8 percent and 33.1 percent, respectively.

The lower effective income tax rate for the three months ended December 31, 2010, as compared to the same period of the prior year, was primarily due to the differences in the availability of the Federal Research and Development Tax Credit (Federal R&D Tax Credit), which expired on December 31, 2009. On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2010 to December 31, 2011. The retroactive benefit for the previously expired period from January 1, 2010 to September 30, 2010 is reflected as a discrete item which lowered the Company’s effective tax rate by about 9 percent for the three months ended December 31, 2010.

The Company’s U.S. Federal income tax returns for the tax years ended September 30, 2007 and prior have been audited by the Internal Revenue Service (IRS) and are closed to further adjustments by the IRS except for refund claims the Company filed for the tax years ended September 30, 2006 and 2007. The IRS is currently auditing the Company’s tax returns for the years ended September 30, 2008 and 2009 as well as refund claims for prior years. The Company is also currently under audit in various U.S. states and non-U.S. jurisdictions. The U.S. state and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company had net income tax payments/(refunds) of $4 million and ($6) million during the three months ended December 31, 2010 and 2009, respectively.

The Company had gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $88 million and $78 million as of December 31, 2010 and September 30, 2010, respectively. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $60 million and $52 million as of December 31, 2010 and September 30, 2010, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months, a reduction in unrecognized tax benefits may occur in the range of $0 to $1 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $5 million and $5 million as of December 31, 2010 and September 30, 2010, respectively. The total amount of interest and penalties recorded as income within Income tax expense in the Condensed Consolidated Statement of Operations was $0 and $1 million for the three months ended December 31, 2010 and December 31, 2009, respectively.

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

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2010 are as follows:

		December 31, 2010	September 30, 2010
	Fair Value	Fair Value	Fair Value
(in millions)	Hierarchy	Asset (Liability)	Asset (Liability)
Deferred compensation plan investments	Level 1	$41	$37
Interest rate swap assets	Level 2	13	26
Foreign currency forward exchange contract assets	Level 2	7	9
Foreign currency forward exchange contract liabilities	Level 2	(4)	(8)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during the three months ended December 31, 2010.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	Asset (Liability)
	December 31, 2010		September 30, 2010
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Cash and cash equivalents	$263	$263	$435	$435
Short-term investments	20	20	20	20
Short-term debt	12	12	(24)	(24)
Long-term debt	(499)	(531)	(499)	(558)

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

The Company has designated the 2019 and 2013 Swaps (the Swaps) as fair value hedges. At December 31, 2010 and September 30, 2010, interest rate swaps were recorded within Other Assets at a fair value of $13 million and $26 million, respectively, offset by a fair value adjustment to Long-term Debt (Note 10) of $13 million and $26 million, respectively. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of December 31, 2010 and September 30, 2010, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $420 million and $404 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of December 31, 2010 and September 30, 2010 are as follows:

		Asset Derivatives
		December 31,	September 30,
(in millions)	Classification	2010	2010
Foreign currency forward exchange contracts	Other current assets	$7	$9
Interest rate swaps	Other assets	13	26
Total		$20	$35

		Liability Derivatives
		December 31,	September 30,
(in millions)	Classification	2010	2010
Foreign currency forward exchange contracts	Other current liabilities	$4	$8

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of December 31, 2010, $1 million of foreign currency forward exchange contracts, classified within Other current assets, were not designated as hedging instruments.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended December 31, 2010 and 2009 is as follows:
		Amount of Gain (Loss)
		Three Months Ended
(in millions)	Location of	December 31
	Gain (Loss)	2010	2009
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$0	$(2)
Interest rate swaps	Interest expense	2	1

Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$2	$3
Amount of gain (loss) reclassified from AOCL into income	Cost of sales	(1)	3

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three months ended December 31, 2010 and 2009. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three months ended December 31, 2010 and 2009.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of December 31, 2010. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $2 million of net gains into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at December 31, 2010 is 115 months.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Three Months Ended
	December 31
(in millions)	2010	2009
Balance at beginning of year	$183	$217
Warranty costs incurred	(12)	(14)
Product warranty accrual	11	7
Pre-existing warranty adjustments	(4)	0
Balance at December 31	$178	$210

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of December 31, 2010, the outstanding loan balance was approximately $5 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of December 31, 2010, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at December 31, 2010 were $84 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

19.      Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of December 31, 2010, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $8 million. The Company has recorded environmental reserves for this site of $3 million as of December 31, 2010, which represents management’s best estimate of the probable future cost for this site.

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

21.      Business Segment Information

The sales and results of operations of the Company’s reportable segments are summarized as follows:

	Three Months Ended
	December 31
(in millions)	2010	2009

Sales:
Government Systems	$650	$616
Commercial Systems	460	411
Total sales	$1,110	$1,027

Segment operating earnings:
Government Systems	$131	$134
Commercial Systems	84	68
Total segment operating earnings	215	202

Interest expense	(5)	(6)
Stock-based compensation	(5)	(5)
General corporate, net	(12)	(11)
Restructuring adjustment	0	1
Income before income taxes	193	181
Income tax provision	(42)	(60)
Net income	$151	$121

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes sales by product category for the three months ended December 31, 2010 and 2009:

	Three Months Ended
	December 31
(in millions)	2010	2009

Government Systems product categories:
Airborne solutions	$438	$410
Surface solutions	212	206
Government Systems sales	$650	$616

Commercial Systems product categories:
Air transport aviation electronics	$250	$241
Business and regional aviation electronics	210	170
Commercial Systems sales	$460	$411

Product category sales for defense-related products in the Government Systems segment are delineated based upon the difference in underlying customer base and market served.

The air transport and business and regional aviation electronics product categories are delineated based upon the difference in underlying customer base, size of aircraft and markets served. For the three months ended December 31, 2010 and 2009, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $27 million and $43 million, respectively.

22.      Subsequent Event

On January 10, 2011, subsequent to the Company’s first fiscal quarter ended December 31, 2010, the Company acquired Computing Technologies for Aviation, Inc. (CTA). CTA, located in Charlottesville, Virginia, is a leading provider of flight operations management solutions for corporate flight departments and other aviation customers. CTA will be included within the results of the Commercial Systems segment. The cash purchase price, net of cash acquired, was $11 million.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three months ended December 31, 2010 and 2009 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended December 31, 2010 and 2009

Sales

	Three Months Ended
	December 31
(dollars in millions)	2010	2009
Total sales	$1,110	$1,027
Percent increase	8%

Total sales for the three months ended December 31, 2010 increased $83 million compared to the three months ended December 31, 2009 due to a $34 million increase in Government Systems sales and a $49 million increase in Commercial Systems sales. Incremental sales from the December 2009 acquisition of AR Group, Inc. (Air Routing) contributed $11 million, or 1 percentage point, of revenue growth. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales.

Cost of Sales

Total cost of sales is summarized as follows:

	Three Months Ended
	December 31
(dollars in millions)	2010	2009
Total cost of sales	$795	$734
Percent of total sales	71.6%	71.5%

Cost of sales consists of all costs incurred to design and manufacture our products and includes research and development (R&D), raw material, labor, facility, product warranty and other related expenses.

Total cost of sales for the three months ended December 31, 2010 increased $61 million, or 8 percent, from the three months ended December 31, 2009, primarily due to the following:

•
A $48 million increase associated with the $72 million of organic sales growth in Government Systems and Commercial Systems. See the Government Systems and Commercial Systems Financial Results sections below for further discussion.

•
A $15 million increase attributable to higher employee incentive compensation expenses. Employee incentive compensation expense included within cost of sales was $22 million and $7 million for the three months ended December 31, 2010 and 2009, respectively.

•	Incremental cost of sales from the Air Routing acquisition of $6 million.

•
The above items are partially offset by an $8 million reduction to cost of sales attributable to lower defined benefit pension expense. As discussed in the Retirement Plans section below, the reduction in pension expense was primarily due to a change in the period of time over which actuarial gains and losses are amortized. For the three months ended December 31, 2010, pension income reduced cost of sales by $4 million, compared to $4 million of pension expense during the same period last year.

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended
	December 31
(dollars in millions)	2010	2009
Customer-funded:
Government Systems	$109	$96
Commercial Systems	20	19
Total customer-funded	129	115
Company-funded:
Government Systems	21	22
Commercial Systems	58	58
Total company-funded	79	80
Total research and development expense	$208	$195
Percent of total sales	18.7%	19.0%

Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale when earned. Company-funded R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering related product materials and equipment and subcontracting costs.

Total R&D expense for the three months ended December 31, 2010 increased $13 million from the same period last year, primarily due to higher customer-funded R&D within Government Systems. The increase in Government Systems customer-funded R&D was primarily due to increased development effort on special mission and tanker transport applications as well as the Common Range Integrated Instrumentation System (CRIIS) program.

Selling, General and Administrative Expenses

Total selling, general and administrative (SG&A) expenses are summarized below:

	Three Months Ended
	December 31
(dollars in millions)	2010	2009
Selling, general and administrative expenses	$124	$109
Percent of total sales	11.2%	10.6%

SG&A expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing, research or development activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the three months ended December 31, 2010 increased $15 million, or 14 percent, compared to the three months ended December 31, 2009, primarily due to the following:

•	$4 million of higher employee incentive compensation costs.

•	$3 million of incremental SG&A expenses from the Air Routing acquisition within Commercial Systems.

•	$3 million increase from bid and proposal costs associated with new pursuits and other selling activities.

Net Income and Diluted Earnings Per Share

	Three Months Ended
	December 31
(dollars in millions, except per share amounts)	2010	2009
Net income	$151	$121
Net income as a percent of sales	13.6%	11.8%
Diluted earnings per share	$0.96	$0.76

Net income for the three months ended December 31, 2010 increased 25 percent to $151 million, or 13.6 percent of sales, from net income of $121 million, or 11.8 percent of sales, for the three months ended December 31, 2009. Net income for the three months ended December 31, 2010 includes a benefit of $16 million, or 1.4 percent of sales, related to the retroactive reinstatement of the Federal Research and Development Tax Credit discussed in the Income Taxes section below. Diluted earnings per share increased 26 percent to $0.96 for the three months ended December 31, 2010 compared to $0.76 for the three months ended December 31, 2009. The increase in net income and diluted earnings per share was primarily the result of higher earnings from Commercial Systems as discussed in the Commercial Systems Financial Results section below and a reduction in the effective income tax rate discussed in the Income Taxes section below.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended
	December 31
(dollars in millions)	2010	2009
Airborne solutions	$438	$410
Surface solutions	212	206
Total	$650	$616
Percent increase	6%

Airborne solutions sales increased $28 million, or 7 percent, for the three months ended December 31, 2010 compared to the same period in the prior year, primarily due to the following:

•	A $22 million increase from rotary wing avionics sales on various platforms.

•	A $10 million increase comprised of higher simulation and training revenues primarily from recent programs for the E-2 aircraft and increased development effort on the CRIIS program.

•	The above items were partially offset by an $8 million reduction in sales from the KC-135 Global Air Traffic Management program which is expected to complete this year.

Surface solutions sales increased $6 million, or 3 percent, for the three months ended December 31, 2010 compared to the same period in the prior year, primarily due to the following:

•	An $18 million increase to sales resulting from higher deliveries of iForce systems to the California Highway Patrol.

•	Partially offset by a $13 million reduction in revenue resulting from a recently completed satellite communication upgrade program.

Government Systems Operating Earnings

	Three Months Ended
	December 31
(dollars in millions)	2010	2009
Operating earnings	$131	$134
Percent of sales	20.2%	21.8%

Government Systems operating earnings were $131 million, or 20.2 percent of sales, for the three months ended December 31, 2010 compared to operating earnings of $134 million, or 21.8 percent of sales, for the same period one year ago. The $3 million reduction in Government Systems operating earnings was primarily due to the following:

•
A $6 million reduction in operating earnings attributable to the combined impact of a $10 million increase in employee incentive compensation costs and a $4 million decrease in pension expense as discussed in the Retirement Plans section below.

•
The $34 million increase in sales discussed in the Government Systems sales section above resulted in a $31 million increase to costs and incremental operating earnings of $3 million. The higher costs primarily resulted from a lower margin mix of customer-funded development programs and higher deliveries of iForce systems discussed in the Government Systems Sales section above.

The decline in Government Systems operating earnings as a percent of sales during the three months ended December 31, 2010 compared to the same period last year was primarily due to (i) the higher employee incentive compensation costs explained above, (ii) an unfavorable change in contract mix related to lower margin development revenues (iii) partially offset by the reduction in pension expense.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Three Months Ended
	December 31
(dollars in millions)	2010	2009
Air transport aviation electronics:
Original equipment	$115	$98
Aftermarket	108	100
Wide-body in-flight entertainment products and services	27	43
Total air transport aviation electronics	250	241
Business and regional aviation electronics:
Original equipment	118	103
Aftermarket	92	67
Total business and regional aviation electronics	210	170
Total	$460	$411
Percent increase	12%

Total air transport aviation electronics sales increased $9 million, or 4 percent, for the three months ended December 31, 2010 compared to the same period in the prior year due to the following:

•	Air transport original equipment manufacturer (OEM) revenues increased $17 million, or 17 percent, driven by higher Boeing 787 revenues and deliveries of single-aisle in-flight entertainment products.

•	Air transport aftermarket sales increased $8 million, or 8 percent, primarily related to service and support sales.

•
Wide-body in-flight entertainment products and services (Wide-body IFE) decreased $16 million. Wide-body IFE includes sales of twin-aisle IFE products and systems to customers in the air transport aviation electronics market and also includes related revenue from wide-body service and support activities. Previously, revenues from Wide-body IFE service and support activities were included in air transport aftermarket sales. For the three months ended December 31, 2009, $25 million was reclassified out of air transport aftermarket sales and into Wide-body IFE products and services in order to conform to the current period presentation. We expect revenue from Wide-body IFE products and services to continue to decline based upon the Company’s previously announced decision to cease R&D investment in this product area and as customers continue to retire older aircraft or replace their IFE systems.

Business and regional aviation electronics sales increased $40 million, or 24 percent, for the three months ended December 31, 2010 compared to the same period in the prior year due to the following:

•
Business and regional OEM sales increased $15 million, or 15 percent, primarily due to the combined impact of higher avionics sales for Cessna’s CJ-4 aircraft which had limited production in the prior year and higher product deliveries to Bombardier on various platforms.

•	Incremental revenue from the Air Routing acquisition contributed $11 million to business and regional aftermarket sales.

•
Organic business and regional aftermarket sales increased $14 million, or 21 percent, due to $8 million of higher retrofits and spares sales and $6 million of higher service and support revenues resulting from improved aircraft utilization.

Commercial Systems Operating Earnings

	Three Months Ended
	December 31
(dollars in millions)	2010	2009
Operating earnings	$84	$68
Percent of sales	18.3%	16.5%

Commercial Systems operating earnings for the three months ended December 31, 2010 were $84 million, or 18.3 percent of sales, compared to operating earnings of $68 million, or 16.5 percent of sales, for the three months ended December 31, 2009. The $16 million increase in Commercial Systems operating earnings was primarily due to the following:

•	The $49 million increase in sales discussed in the Commercial Systems sales section above resulted in a $27 million increase to costs and incremental operating earnings of $22 million.

•
Operating earnings included a $7 million benefit related to a change in estimate recorded in 2011 to reduce the provision for certain customer incentives. This benefit was offset by the absence of a $4 million favorable contract settlement which occurred in 2010.

•
The above items were offset by a $9 million reduction in operating earnings primarily attributable to the combined impact of an increase in selling, general and administrative expense and higher employee incentive compensation costs, partially offset by lower pension expenses as discussed in the Retirement Plans section below.

The increase in Commercial Systems operating earnings as a percent of sales during the three months ended December 31, 2010 compared to the same period one year ago was primarily due to incremental earnings from higher sales and lower pension expense, partially offset by higher selling, general and administration expense and increased employee incentive compensation costs explained above.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net, which is summarized as follows:

	Three Months Ended
	December 31
(dollars in millions)	2010	2009
General corporate, net	$12	$11

General corporate, net was relatively flat during the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

	Three Months Ended
	December 31
(in millions)	2010	2009
Pension benefits	$(4)	$7
Other retirement benefits	3	1
Net benefit expense (income)	$(1)	$8

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

For the full year 2011, defined benefit pension plan expense will decrease by approximately $42 million to $16 million of income, compared to $26 million of expense for the full year 2010. The decrease is primarily due to a change in the period of time over which actuarial gains and losses are amortized.

In 2010, actuarial gains and losses in excess of 10 percent of the greater of the market-related value of plan assets or the projected benefit obligation (the corridor) were amortized on a straight-line basis over the average remaining service period of active participants, which was approximately 11 years. Beginning in 2011, the amortization of such gains and losses is over the expected future lifetime of inactive participants, which is approximately 28 years. The extension of the amortization period was required because almost all of the plan's participants are now inactive due to the pension freeze that went into effect in 2006 for most employees. This change in amortization period is driving the reduction in pension expense for 2011.

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

In January 2011, subsequent to our first quarter of 2011, we made a $100 million contribution to our U.S. qualified pension plan. We are not required by governmental regulations to make any additional contributions to the U.S. qualified pension plan in 2011. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and any changes to U.S. pension funding legislation. We may elect to make additional discretionary contributions during 2011 to further improve the funded status of this plan. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $13 million in 2011. For the three months ended December 31, 2010 and 2009, we made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $3 million and $3 million, respectively.

Our pension expense (income) is impacted by the market performance of our pension plan assets, our expected long-term return on plan assets and the discount rates used to determine our pension obligations. If our pension plan assets do not achieve positive rates of return consistent with our long-term asset return assumptions or if discount rates trend down, we may experience unfavorable changes in our pension expense (income) and could be required to make significant contributions to our U.S. qualified pension plan. While we believe the actions taken under the Pension Amendment have had a positive effect on pension expense (income) and future funding requirements, our plan assets and discount rates are significantly impacted by changes in the financial markets.

Other Retirement Benefits
We expect other retirement benefits expense of approximately $10 million in 2011 compared to the full year 2010 expense of $5 million.

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

During the three months ended December 31, 2010 and 2009, our effective income tax rate was 21.8 percent and 33.1 percent, respectively. The lower effective income tax rate for the three months ended December 31, 2010 was primarily due to the differences in the availability of the Federal R&D Tax Credit, which expired on December 31, 2009. On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2010 to December 31, 2011. The retroactive benefit for the previously expired period from January 1, 2010 to September 30, 2010 was recognized and lowered the Company’s effective income tax rate by about 9 percent for the three months ended December 31, 2010. Additionally, the annual effective income tax rate applied to the three months ended December 31, 2010 reflects twelve months of benefit from the Federal R&D Tax Credit whereas the annual effective income tax rate applied to the three months ended December 31, 2009 reflected only three months of benefit.

The effective income tax rate for the three months ended December 31, 2010 and December 31, 2009 include a tax benefit related to the DMD. The DMD tax benefit available in fiscal year 2010 is two-thirds of the full benefit that is available in fiscal year 2011.

For fiscal year 2011, our effective income tax rate is projected to be in the range of 28.0 percent to 29.0 percent.

Outlook

The following table is a complete summary of our updated fiscal year 2011 financial guidance:

•	total sales in the range of $4.8 billion to $5.0 billion

•	diluted earnings per share in the range of $3.85 to $4.05

•	cash provided by operating activities in the range of $650 million to $750 million

•	capital expenditures of about $150 million

•	total company and customer-funded R&D expenditures in the range of $900 million to $950 million, or about 19 percent of sales

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities

	Three Months Ended
	December 31
(in millions)	2010	2009
Cash provided by operating activities	$57	$84

The $27 million decrease in cash provided by operating activities during the three months ended December 31, 2010 compared to the same period last year was primarily due to the following:

•
Payments for inventory and other operating costs increased $97 million to $1,023 million in 2011 compared to $926 in 2010. The increase was primarily due to higher costs associated with organic sales growth in 2011 as discussed in the Results of Operations section above, as well as inventory purchases for anticipated production volume and higher pre-production engineering effort.

•
Payments for incentive pay increased $71 million in 2011 compared to 2010. Incentive pay is expensed in the year it is incurred and paid in the first fiscal quarter of the following year. During the first three months of 2011, $71 million was paid for employee incentive pay costs incurred during 2010. For the full fiscal year 2009, no incentive pay costs were incurred; accordingly, there was no 2010 payment for incentive pay.

•
Contributions to our pension plans decreased $98 million in 2011 compared to 2010. During the first three months of 2011, $3 million was contributed compared to $101 million during the same period last year. Subsequent to our first quarter of 2011, we made a $100 million contribution to our U.S. qualified pension plan. See discussion in Retirement Plans section above.

•
Cash receipts from customers increased $40 million to $1,158 million in 2011 compared to $1,118 million in 2010, primarily due to the higher sales in 2011 discussed in the Results of Operations section above.

Investing Activities

	Three Months Ended
	December 31
(in millions)	2010	2009
Cash used for investing activities	$(37)	$(119)

The decrease in cash used for investing activities during the three months ended December 31, 2010 compared to the same period last year was primarily due to the following:

•	In the first three months of 2011 we acquired Blue Ridge Simulation, Inc. (Blue Ridge Simulation) for $6 million compared to the 2010 acquisition of Air Routing for $91 million.

•	Partially offset by a $6 million increase in property additions in 2011 compared to 2010.

Financing Activities

	Three Months Ended
	December 31
(in millions)	2010	2009
Cash provided by (used for) financing activities	$(193)	$5

The increase in cash used for financing activities during the three months ended December 31, 2010 compared to the same period last year was primarily due to the following:

•
Repurchases of common stock increased $121 million in 2011 compared to 2010. During the three months ended December 31, 2010, we had $149 million of cash repurchases of common stock compared to $28 million during the same period last year.

•
$72 million of the increase is due to changes in net-borrowings. During the three months ended December 31, 2010 we had $10 million of net short-term debt repayments compared to net-borrowings of $62 million during the same period last year.

Financial Condition and Liquidity

We have historically maintained a financial structure characterized by conservative levels of debt outstanding that enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners. A comparison of key elements of our financial condition as of December 31, 2010 and September 30, 2010 are as follows:

	December 31,	September 30,
(in millions)	2010	2010
Cash and cash equivalents	$263	$435
Short-term investments	20	20
Short-term debt	(12)	(24)
Long-term debt, net	(512)	(525)
Net debt (1)	$(241)	$(94)
Total equity	$1,479	$1,486
Debt to total capitalization (2)	26%	27%
Net debt to total capitalization (3)	14%	6%

(1)	Calculated as total of short-term and long-term debt, net (Total Debt), less cash and cash equivalents and short-term investments
(2)	Calculated as Total Debt divided by the sum of Total Debt plus Total equity
(3)	Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities and from our current cash and cash equivalent balances. Due to the fluctuations of cash flows, we supplement our internally generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At December 31, 2010 and September 30, 2010 there were no short-term commercial paper borrowings outstanding.

In the event our access to the commercial paper markets is impaired, we have access to an $850 million Revolving Credit Facility through a network of banks that matures in 2012, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at December 31, 2010 based on this financial covenant was 16 percent. We had no borrowings at December 31, 2010 under our Revolving Credit Facility.

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

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing in terms of interest rates. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of December 31, 2010:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Stable
Moody’s Investors Service	P-1	A1	Stable
Standard & Poor’s	A-1	A	Stable

We were in compliance with all debt covenants at December 31, 2010 and September 30, 2010.

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 19 of the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of our financial statements are described in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2010. Actual results in these areas could differ from management's estimates.

CAUTIONARY STATEMENT

This quarterly report contain statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers (including major U.S. airlines); the health of the global economy, including potential deterioration in economic and financial market conditions; the rate of recovery of the commercial aftermarket; delays related to the award of domestic and international contracts; the continued support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of terrorist events on the commercial aerospace industry;  potential declining defense budgets resulting from budget deficits in the U.S. and abroad; impact from the continued delay in the resolution of program funding in the 2011 U.S. defense budget; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity and quality improvements and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of lawsuits, claims and legal proceedings, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At December 31, 2010, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $200 million and a fair value of $213 million. In 2004 we converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less .075 percent by executing “receive fixed, pay variable” interest rate swap contracts. At December 31, 2010, we also had $300 million of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $299 million and a fair value of $318 million. In January 2010 we converted $150 million of this fixed rate debt to floating rate debt based on six-month LIBOR plus 1.235 percent by executing “receive fixed, pay variable” interest rate swap contracts.

A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $8 million and $8 million, respectively. The fair value of the $250 million notional value of interest rate swap contracts was a $13 million asset at December 31, 2010. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $2 million and $2 million, respectively. At December 31, 2010, we also had $12 million of variable rate short-term debt outstanding. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 16 and 17 in the Condensed Consolidated Financial Statements.

Foreign Currency Risk
We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $420 million and $404 million at December 31, 2010 and September 30, 2010, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro and British pound sterling. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a net asset of $3 million and $1 million at December 31, 2010 and September 30, 2010, respectively. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at December 31, 2010 by $2 million.

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of December 31, 2010, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective as of December 31, 2010 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
October 1, 2010 through October 31, 2010	300,000	$60.27	300,000	$308 million
November 1, 2010 through November 30, 2010	1,900,000	56.75	1,900,000	200 million
December 1, 2010 through December 31, 2010	300,000	58.21	300,000	182 million
Total	2,500,000	$57.35	2,500,000	$182 million

(1)	On September 16, 2010, our Board authorized the repurchase of an additional $300 million of our common stock. This authorization has no stated expiration.

Item 6. Exhibits

(a)	Exhibits

10-g-3	The Company’s 2005 Non-Qualified Retirement Savings Plan, as amended.

10-h-6	The Company’s 2005 Non-Qualified Pension Plan, as amended.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	January 28, 2011	By	/s/ M. A. Schulte
M. A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer)

Date:	January 28, 2011	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary