Form 10-Q
period 2011-03-31
ROCKWELL COLLINS INC
filed 2011-04-29
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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
Yes ☐ No  ☑

154,053,187 shares of registrant's Common Stock, par value $.01 per share, were outstanding on April 18, 2011.

ROCKWELL COLLINS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)

(in millions, except per share amounts)

	March 31,	September 30,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$236	$435
Receivables, net	1,021	1,024
Inventories, net	1,172	1,004
Current deferred income taxes	126	129
Other current assets	97	97
Total current assets	2,652	2,689

Property	718	707
Goodwill	786	766
Intangible Assets	316	306
Long-term Deferred Income Taxes	350	389
Other Assets	198	207
TOTAL ASSETS	$5,020	$5,064
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$28	$24
Accounts payable	453	420
Compensation and benefits	263	259
Advance payments from customers	281	324
Product warranty costs	167	183
Other current liabilities	248	242
Total current liabilities	1,440	1,452

Long-term Debt, Net	509	525
Retirement Benefits	1,293	1,420
Other Liabilities	201	181

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,421	1,420
Retained earnings	3,041	2,816
Accumulated other comprehensive loss	(1,240)	(1,259)
Common stock in treasury, at cost (shares held: March 31, 2011, 29.6; September 30, 2010, 27.0)	(1,651)	(1,497)
Total shareowners’ equity	1,573	1,482
Noncontrolling interest	4	4
Total equity	1,577	1,486
TOTAL LIABILITIES AND EQUITY	$5,020	$5,064

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2011	2010	2011	2010
Sales:
Product sales	$1,072	$1,002	$2,046	$1,908
Service sales	151	140	287	261
Total sales	1,223	1,142	2,333	2,169

Costs, expenses and other:
Product cost of sales	770	736	1,476	1,389
Service cost of sales	100	92	189	173
Selling, general and administrative expenses	136	119	260	228
Interest expense	4	4	9	10
Other income, net	(6)	(5)	(13)	(8)
Total costs, expenses and other	1,004	946	1,921	1,792

Income before income taxes	219	196	412	377

Income tax provision	69	48	111	108

Net income	$150	$148	$301	$269

Earnings per share:
Basic	$0.97	$0.94	$1.94	$1.71
Diluted	$0.96	$0.93	$1.92	$1.69

Weighted average common shares:
Basic	154.3	157.1	155.0	157.1
Diluted	156.5	159.4	157.0	159.3

Cash dividends per share	$0.24	$0.24	$0.48	$0.48

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in millions)

	Six Months Ended
	March 31
	2011	2010
Operating Activities:
Net income	$301	$269
Adjustments to arrive at cash provided by operating activities:
Depreciation	52	55
Amortization of intangible assets	19	18
Stock-based compensation expense	12	11
Compensation and benefits paid in common stock	33	31
Excess tax benefit from stock-based compensation	(3)	(7)
Deferred income taxes	40	(5)
Pension plan contributions	(107)	(105)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(1)	95
Inventories	(188)	(85)
Accounts payable	39	(10)
Compensation and benefits	6	16
Advance payments from customers	(42)	(10)
Product warranty costs	(16)	(18)
Income taxes	31	74
Other assets and liabilities	(49)	(49)
Cash Provided by Operating Activities	127	280

Investing Activities:
Property additions	(66)	(59)
Acquisition of businesses, net of cash acquired	(17)	(94)
Proceeds from sale of short-term investments	18	0
Acquisition of intangible assets	(2)	(3)
Other investing activities	3	0
Cash Used for Investing Activities	(64)	(156)

Financing Activities:
Purchases of treasury stock	(211)	(66)
Cash dividends	(75)	(75)
Proceeds from short-term borrowings	15	0
Repayment of short-term borrowings	(10)	0
Proceeds from the exercise of stock options	12	21
Excess tax benefit from stock-based compensation	3	7
Cash Used for Financing Activities	(266)	(113)

Effect of exchange rate changes on cash and cash equivalents	4	0

Net Change in Cash and Cash Equivalents	(199)	11
Cash and Cash Equivalents at Beginning of Period	435	235
Cash and Cash Equivalents at End of Period	$236	$246

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

Certain prior period amounts on the Condensed Consolidated Statement of Operations were restated to correct the previous presentation of certain sales and cost of sales. Specifically, $32 million and $53 million were reclassified from Product Sales to Service Sales and $20 million and $33 million were reclassified from Product Cost of Sales to Service Cost of Sales for the three and six months ended March 31, 2010, respectively. These adjustments did not impact previously reported net income, nor did they have any effect on the Company’s financial position, net income or cash flows for the three or six months ended March 31, 2010.

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

Computing Technologies for Aviation, Inc.
On January 10, 2011, the Company acquired all of the shares of Computing Technologies for Aviation, Inc. (CTA). The purchase price, net of cash acquired, was approximately $11 million. CTA is headquartered in Charlottesville, Virginia and is a leading provider of flight operations management solutions for corporate flight departments and other aviation customers. The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets. Based on the Company’s preliminary allocation of the purchase price, $9 million has been allocated to goodwill and $3 million to finite-lived intangible assets with a weighted average life of approximately 9 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will broaden the Company’s information management flight operations' capabilities. None of the goodwill resulting from the acquisition is tax deductible. The goodwill is included within the Commercial Systems segment.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Blue Ridge Simulation, Inc.
On December 20, 2010, the Company acquired all the shares of Blue Ridge Simulation, Inc. (Blue Ridge Simulation). Blue Ridge Simulation, with headquarters located in Leesburg, Virginia, is a leading supplier of high-performance sensor simulation for U.S. Department of Defense, commercial and international training applications. The cash purchase price, net of cash acquired, was $6 million. The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets. Based on the Company’s preliminary allocation of the purchase price, $6 million has been allocated to goodwill and $1 million to finite-lived intangible assets with a weighted average life of approximately 9 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will enhance the Company’s integrated training solutions. All goodwill resulting from the acquisition is tax deductible. The goodwill is included in the Government Systems segment.

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

SEOS Group Limited
On November 24, 2008, the Company acquired all the shares of SEOS Group Limited (SEOS), a leading global supplier of highly realistic visual display solutions for commercial and military flight simulators. The initial purchase price, net of cash acquired, was $28 million. The purchase agreement contemplated additional consideration to be paid post-closing, contingent upon the achievement of certain milestones and not to exceed $8 million. In March 2011, the earn-out contingency was settled in full resulting in no additional consideration being paid. In addition, the Company received $2 million of cash during the second quarter of 2011 related to the favorable settlement of various post-closing disputes. The final purchase price, net of the favorable post-closing settlement adjustment, was $26 million.

4.	Receivables, Net

Receivables, net are summarized as follows:

	March 31,	September 30,
(in millions)	2011	2010
Billed	$690	$743
Unbilled	390	339
Less progress payments	(49)	(48)
Total	1,031	1,034
Less allowance for doubtful accounts	(10)	(10)
Receivables, net	$1,021	$1,024

Receivables not expected to be collected during the next twelve months are classified as long-term and are included within Other Assets. Total receivables due from the U.S. Government, both directly and indirectly through sub-contracts, were $425 million at March 31, 2011 and $389 million at September 30, 2010. Total U.S. Government receivables include $172 million and $119 million of unbilled receivables net of progress payments at March 31, 2011 and September 30, 2010, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Inventories, Net

Inventories, net are summarized as follows:

	March 31,	September 30,
(in millions)	2011	2010
Finished goods	$175	$162
Work in process	292	242
Raw materials, parts and supplies	349	336
Less progress payments	(37)	(56)
Total	779	684
Pre-production engineering costs	393	320
Inventories, net	$1,172	$1,004

The Company defers certain pre-production engineering costs during the development phase of an aircraft program in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. These costs are deferred to the extent of the contractual guarantees and are amortized over their estimated useful lives, up to 15 years, as a component of cost of sales. Amortization is typically based on the Company’s expectation of delivery rates on a program-by-program basis. The estimated useful life is limited to the amount of time the Company is virtually assured to earn revenues through a contractually enforceable right included in long-term supply arrangements with the Company’s customers. Pre-production engineering costs incurred pursuant to supply arrangements that do not contain customer guarantees for reimbursement are expensed as incurred.

6.	Property

Property is summarized as follows:
	March 31,	September 30,
(in millions)	2011	2010
Land	$14	$14
Buildings and improvements	366	362
Machinery and equipment	981	959
Information systems software and hardware	295	282
Furniture and fixtures	63	63
Construction in progress	80	64
Total	1,799	1,744
Less accumulated depreciation	(1,081)	(1,037)
Property	$718	$707

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended March 31, 2011 are summarized as follows:

	Government	Commercial
(in millions)	Systems	Systems	Total
Balance at September 30, 2010	$509	$257	$766
Blue Ridge acquisition	6	0	6
CTA acquisition	0	9	9
Foreign currency translation adjustments	5	0	5
Balance at March 31, 2011	$520	$266	$786

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company’s 2011 and 2010 impairment tests resulted in no impairment.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets are summarized as follows:
	March 31, 2011			September 30, 2010
		Accum			Accum
(in millions)	Gross	Amort	Net	Gross	Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$218	$(133)	$85	$214	$(123)	$91
Customer relationships:
Acquired	92	(44)	48	90	(40)	50
Up-front sales incentives	175	(13)	162	153	(11)	142
License agreements	23	(7)	16	22	(6)	16
Trademarks and tradenames	15	(12)	3	15	(10)	5
Intangible assets with indefinite lives:
Trademarks and tradenames	2	0	2	2	0	2
Intangible assets	$525	$(209)	$316	$496	$(190)	$306

Rockwell Collins provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer Relationship Intangible Asset and amortized over the period the Company has received a contractually enforceable right related to the incentives, up to 15 years. Amortization is typically based on the Company’s expectation of delivery rates on a program-by-program basis. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales whereas incentives consisting of free products are amortized as cost of sales.

Amortization expense for intangible assets for the three and six months ended March 31, 2011 was $11 million and $19 million, respectively, compared to $9 million and $18 million for the three and six months ended March 31, 2010. Annual amortization expense for intangible assets for 2011, 2012, 2013, 2014 and 2015 is expected to be $37 million, $39 million, $34 million, $34 million and $31 million, respectively.

8.	Other Assets

Other assets are summarized as follows:

	March 31,	September 30,
(in millions)	2011	2010
Long-term receivables	$30	$27
Investments in equity affiliates	6	10
Exchange and rental assets (net of accumulated depreciation of $104 at March 31, 2011 and $106 at September 30, 2010)	52	51
Assets held-for-sale	14	14
Other	96	105
Other assets	$198	$207

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

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $25 million and $50 million for the three and six months ended March 31, 2011, respectively, and $19 million and $39 million for the three and six months ended March 31, 2010, respectively. The deferred portion of profit generated from sales to equity affiliates was $2 million at March 31, 2011 and $4 million at September 30, 2010.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

9.	Other Current Liabilities

Other current liabilities are summarized as follows:

	March 31,	September 30,
(in millions)	2011	2010
Customer incentives	$117	$132
Contract reserves	19	19
Income taxes payable	21	8
Other	91	83
Other current liabilities	$248	$242

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

Short-term Debt
Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. At March 31, 2011, short-term commercial paper borrowings outstanding were $15 million with a weighted average interest rate and maturity period of 0.21 percent and 3 days, respectively. At September 30, 2010, there were no outstanding short-term commercial paper borrowings.

At March 31, 2011, an additional $13 million of short-term debt was outstanding under a five-year unsecured variable rate loan agreement for a non-U.S. subsidiary that was entered into in June 2006 and is due in June 2011. At September 30, 2010, the balance of this variable rate loan facility agreement was $24 million. The variable rate loan facility agreement contains customary loan covenants, none of which are financial covenants. Failure to comply with customary covenants or the occurrence of customary events of default contained in the agreement would require the repayment of any outstanding borrowings under the agreement.

Revolving Credit Facilities
The Company has an $850 million unsecured revolving credit facility with various banks that matures in March 2012. The credit facility has options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. This credit facility exists primarily to support the Company’s commercial paper program, but may be used for other purposes in the event access to the commercial paper market is impaired or eliminated. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. The ratio was 16 percent as of March 31, 2011. In addition, the credit facility contains other non-financial covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At March 31, 2011 and September 30, 2010, there were no outstanding borrowings under this revolving credit facility.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $61 million as of March 31, 2011, of which $19 million was utilized to support commitments in the form of commercial letters of credit. As of March 31, 2011 and September 30, 2010, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At March 31, 2011 and September 30, 2010, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

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

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

	March 31,	September 30,
(in millions)	2011	2010
Principal amount of 2019 Notes, net of discount	$299	$299
Principal amount of 2013 Notes	200	200
Fair value swap adjustment (Notes 16 and 17)	10	26
Long-term debt, net	$509	$525

The Company was in compliance with all debt covenants at March 31, 2011 and September 30, 2010.

Interest paid on debt for the six months ended March 31, 2011 and 2010 was $8 million and $11 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pension Benefits
The components of expense (income) for Pension Benefits for the three and six months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2011	2010	2011	2010
Service cost	$2	$1	$4	$3
Interest cost	39	39	79	79
Expected return on plan assets	(53)	(52)	(106)	(105)
Amortization:
Prior service credit	(4)	(4)	(9)	(9)
Net actuarial loss	12	22	24	45
Net benefit expense (income)	$(4)	$6	$(8)	$13

Other Retirement Benefits
The components of expense (income) for Other Retirement Benefits for the three and six months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2011	2010	2011	2010
Service cost	$1	$1	$2	$2
Interest cost	2	3	5	6
Amortization:
Prior service credit	(4)	(5)	(8)	(11)
Net actuarial loss	3	3	6	6
Net benefit expense	$2	$2	$5	$3

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In January 2011, the Company made a $100 million contribution to the U.S. qualified pension plan. The Company is not required by government regulations to make any additional contributions to the U.S. qualified pension plan in 2011. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns and interest rates. The Company may elect to make additional discretionary contributions during 2011 to further improve the funded status of this plan. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $13 million in 2011. For the six months ended March 31, 2011 and 2010, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $7 million and $7 million, respectively.

12.	Stock-Based Compensation and Earnings Per Share

Total stock-based compensation expense included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2011	2010	2011	2010
Stock-based compensation expense included in:
Product cost of sales	$1	$1	$2	$2
Service cost of sales	1	1	1	1
Selling, general and administrative expenses	5	4	9	8
Total	$7	$6	$12	$11
Income tax benefit	$2	$2	$4	$4

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company issued awards of equity instruments under the Company’s various incentive plans for the six months ended March 31, 2011 and 2010 as follows:

			Performance		Restricted		Restricted
	Options		Shares		Stock		Stock Units
		Weighted		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average	Number	Average
(shares in thousands)	Issued	Fair Value	Issued	Fair Value	Issued	Fair Value	Issued	Fair Value
Six months ended March 31, 2011	734.5	$14.74	193.7	$55.85	0	$0	73.0	$57.44
Six months ended March 31, 2010	790.9	$12.80	190.3	$53.08	56.6	$53.08	24.1	$53.09

The maximum number of shares of common stock that can be issued with respect to the performance shares granted in 2011 based on the achievement of performance targets for fiscal years 2011 through 2013 is 460 thousand.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following assumptions:

	2011	2010
	Grants	Grants
Risk-free interest rate	0.5% - 3.9%	2.7%
Expected dividend yield	1.7%	2.3%
Expected volatility	27.0%	27.0%
Expected life	8 years	7 years

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

Employee Benefits Paid in Company Stock
During the six months ended March 31, 2011 and 2010, 0.5 million and 0.6 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $33 million and $31 million for the respective periods.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions, except per share amounts)	2011	2010	2011	2010
Numerator:
Numerator for basic and diluted earnings per share – Net income	$150	$148	$301	$269
Denominator:
Denominator for basic earnings per share – weighted average common shares	154.3	157.1	155.0	157.1
Effect of dilutive securities:
Stock options	1.6	1.8	1.5	1.7
Performance shares, restricted shares and restricted stock units	0.6	0.5	0.5	0.5
Dilutive potential common shares	2.2	2.3	2.0	2.2
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	156.5	159.4	157.0	159.3
Earnings per share:
Basic	$0.97	$0.94	$1.94	$1.71
Diluted	$0.96	$0.93	$1.92	$1.69

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.4 million and 0.8 million for the three months ended March 31, 2011 and 2010, respectively, and 0.4 million and 0.8 million for the six months ended March 31, 2011 and 2010, respectively.

13.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2011	2010	2011	2010
Net income	$150	$148	$301	$269
Unrealized foreign currency translation adjustment	12	(8)	9	(12)
Foreign currency cash flow hedge adjustment	0	(3)	2	(3)
Amortization of defined benefit plan costs	4	10	8	19
Comprehensive income	$166	$147	$320	$273

The Company has one consolidated subsidiary with income attributable to a noncontrolling interest. The net income and comprehensive income attributable to the noncontrolling interest is insignificant.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2011	2010	2011	2010
Royalty income	$1	$2	$1	$4
Earnings from equity affiliates	4	3	6	5
Interest income	1	1	2	2
Other	0	(1)	4	(3)
Other income, net	$6	$5	$13	$8

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended March 31, 2011 and 2010, the effective income tax rate was 31.5 percent and 24.5 percent, respectively and for the six months ended March 31, 2011 and 2010, the effective income tax rate was 26.9 percent and 28.6 percent, respectively.

The higher effective income tax rate for the three months ended March 31, 2011, as compared to the same period of the prior year, was primarily due to the completion of the Internal Revenue Service (IRS) examination of taxable years ended September 30, 2006 and 2007 which resulted in a benefit to the Company’s effective income tax rate by about 10 percent for the three months ended March 31, 2010. This prior year benefit was partially offset by an increase to the Company’s effective income tax rate for the three months ended March 31, 2010 of about 2 percent related to differences in the availability of the Federal Research and Development Tax Credit (Federal R&D Tax Credit), which expired on December 31, 2009.

The lower effective income tax rate for the six months ended March 31, 2011, as compared to the same period of the prior year which included the favorable IRS adjustments mentioned above, was primarily due to the differences in the availability of the Federal R&D Tax Credit, which expired on December 31, 2009, and the increased tax benefit of the Domestic Manufacturing Deduction (DMD) for fiscal year 2011, as compared to the DMD tax benefit for fiscal year 2010 which was two-thirds of the full benefit.

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2010 to December 31, 2011. The retroactive benefit for the previously expired period from January 1, 2010 to September 30, 2010 was recognized and lowered the Company’s effective income tax rate by about 4 percent for the six months ended March 31, 2011.

The Company’s U.S. Federal income tax returns for the tax years ended September 30, 2007 and prior have been audited by the IRS and are closed to further adjustments by the IRS except for refund claims the Company filed for the tax years ended September 30, 2006 and 2007. The IRS is currently auditing the Company’s tax returns for the tax years ended September 30, 2008 and 2009 as well as refund claims for prior years. The Company is also currently under audit in various U.S. states and non-U.S. jurisdictions. The U.S. state and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company had net income tax payments of $41 million and $54 million during the six months ended March 31, 2011 and 2010, respectively.

The Company had gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $92 million and $78 million as of March 31, 2011 and September 30, 2010, respectively. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $52 million at both March 31, 2011 and September 30, 2010. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months, a reduction in unrecognized tax benefits may occur in the range of $0 to $36 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $6 million and $5 million as of March 31, 2011 and September 30, 2010, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income Tax Expense in the Condensed Consolidated Statement of Operations was $1 million and $(5) million for the three months ended March 31, 2011 and March 31, 2010, respectively, and $1 million and $(4) million for the six months ended March 31, 2011 and March 31, 2010, respectively.

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

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and September 30, 2010 are as follows:

		March 31, 2011	September 30, 2010
	Fair Value	Fair Value	Fair Value
(in millions)	Hierarchy	Asset (Liability)	Asset (Liability)
Deferred compensation plan investments	Level 1	$41	$37
Assets held-for-sale	Level 2	14	14
Interest rate swap assets	Level 2	10	26
Foreign currency forward exchange contract assets	Level 2	10	9
Foreign currency forward exchange contract liabilities	Level 2	(8)	(8)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during the six months ended March 31, 2011.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	Asset (Liability)
	March 31, 2011		September 30, 2010
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Cash and cash equivalents	$236	$236	$435	$435
Short-term investments	0	0	20	20
Short-term debt	(28)	(28)	(24)	(24)
Long-term debt	(499)	(541)	(499)	(558)

The fair value of cash and cash equivalents and short-term investments approximate their carrying value due to the short-term nature of the instruments and are within Level 1 of the fair value hierarchy. Short-term investments consist of certificates of deposit with a maturity date of less than one year. The fair value of short-term debt approximates its carrying value due to the short-term nature of the debt. Fair value information for long-term debt is based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities, and degree of risk. The carrying amount and fair value of long-term debt excludes the interest rate swaps fair value adjustment. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

17.	Derivative Financial Instruments

Interest Rate Swaps
The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In January 2010, the Company entered into two interest rate swap contracts (the 2019 Swaps) which expire on July 15, 2019 and effectively converted $150 million of the 2019 Notes to floating rate debt based on six-month LIBOR plus 1.235 percent. On November 20, 2003, the Company entered into two interest rate swap contracts (the 2013 Swaps) which expire on December 1, 2013 and effectively converted $100 million of the 2013 Notes to floating rate debt based on six-month LIBOR less .075 percent.

The Company has designated the 2019 and 2013 Swaps (the Swaps) as fair value hedges. At March 31, 2011 and September 30, 2010, interest rate swaps were recorded within Other Assets at a fair value of $10 million and $26 million, respectively, offset by a fair value adjustment to Long-term Debt (Note 10) of $10 million and $26 million, respectively. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of March 31, 2011 and September 30, 2010, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $427 million and $404 million, respectively. These notional values consist primarily of contracts for the European euro and British pound sterling, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of March 31, 2011 and September 30, 2010 are as follows:

		Asset Derivatives
		March 31,	September 30,
(in millions)	Classification	2011	2010
Foreign currency forward exchange contracts	Other current assets	$10	$9
Interest rate swaps	Other assets	10	26
Total		$20	$35

		Liability Derivatives
		March 31,	September 30,
(in millions)	Classification	2011	2010
Foreign currency forward exchange contracts	Other current liabilities	$8	$8

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of March 31, 2011 and September 30, 2010, $1 million and $1 million, respectively, of foreign currency forward exchange contracts, classified within Other current assets, were not designated as hedging instruments.

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the six months ended March 31, 2011 and 2010 is as follows:

		Amount of Gain (Loss)
		Three Months Ended		Six Months Ended
	Location of	March 31		March 31
(in millions)	Gain (Loss)	2011	2010	2011	2010
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$1	$(2)	$1	$(4)
Interest rate swaps	Interest expense	2	3	4	4

Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$1	$(3)	$3	$0
Amount of gain (loss) reclassified from AOCL into income	Cost of sales	0	2	(1)	5

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three and six months ended March 31, 2011 and 2010. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and six months ended March 31, 2011 and 2010.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $1 million of net gains into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at March 31, 2011 was 112 months.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Six Months Ended
	March 31
(in millions)	2011	2010
Balance at beginning of year	$183	$217
Warranty costs incurred	(25)	(25)
Product warranty accrual	18	14
Changes in estimates for prior years	(11)	(7)
Foreign currency translation adjustments	2	0
Balance at March 31	$167	$199

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of March 31, 2011, the outstanding loan balance was approximately $6 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of March 31, 2011, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at March 31, 2011 were $85 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of March 31, 2011, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $9 million. The Company has recorded environmental reserves for this site of $3 million as of March 31, 2011, which represents management’s best estimate of the probable future cost for this site.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

21.	Business Segment Information

The sales and results of operations of the Company’s operating segments are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2011	2010	2011	2010
Sales:
Government Systems	$716	$693	$1,366	$1,309
Commercial Systems	507	449	967	860
Total sales	$1,223	$1,142	$2,333	$2,169

Segment operating earnings:
Government Systems	$150	$150	$281	$284
Commercial Systems	92	69	176	137
Total segment operating earnings	242	219	457	421

Interest expense	(4)	(4)	(9)	(10)
Stock-based compensation	(7)	(6)	(12)	(11)
General corporate, net	(12)	(13)	(24)	(24)
Restructuring adjustment	0	0	0	1
Income before income taxes	219	196	412	377
Income tax provision	(69)	(48)	(111)	(108)
Net income	$150	$148	$301	$269

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

The following table summarizes sales by product category for the three and six months ended March 31, 2011 and
2010:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2011	2010	2011	2010
Government Systems product categories:
Airborne solutions	$497	$455	$935	$865
Surface solutions	219	238	431	444
Government Systems sales	$716	$693	$1,366	$1,309

Commercial Systems product categories:
Air transport aviation electronics	$276	$251	$526	$492
Business and regional aviation electronics	231	198	441	368
Commercial Systems sales	$507	$449	$967	$860

Product category sales for defense-related products in the Government Systems segment are delineated based upon the difference in underlying customer base and market served.

The air transport and business and regional aviation electronics product categories are delineated based upon the difference in underlying customer base, size of aircraft and markets served. For the three and six months ended March 31, 2011, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $29 million and $56 million, respectively, compared to $35 million and $78 million for the three and six months ended March 31, 2010.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

22.	Subsequent Event

On April 20, 2011, the Company entered into an agreement with Bombardier Inc. (Bombardier) to provide them $237 million of cash on a short term, interest free and unsecured basis in connection with their Global Vision aircraft program. The agreement requires Bombardier to repay the amount in full within 60 days of the Company’s successful completion of certain regulatory approvals with the U.S. Federal Aviation Authority that are related to a Commercial Systems avionics development program. The Company successfully met these conditions on April 20, 2011 and, as a result, the repayment by Bombardier is expected to take place on or before June 20, 2011. The Company funded the payment to Bombardier by issuing short term commercial paper borrowings. The Company entered into this agreement with Bombardier to assist them by offsetting some delays they are experiencing in receiving customer advance payments on their Global Vision aircraft program.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and six months ended March 31, 2011 and 2010 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended March 31, 2011 and 2010

Sales

	Three Months Ended
	March 31
(dollars in millions)	2011	2010
Total sales	$1,223	$1,142
Percent increase	7%

Total sales for the three months ended March 31, 2011 increased $81 million compared to the three months ended March 31, 2010 due to a $58 million increase in Commercial Systems sales and a $23 million increase in Government Systems sales. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales.

Cost of Sales

	Three Months Ended
	March 31
(dollars in millions)	2011	2010
Total cost of sales	$870	$828
Percent of total sales	71.1%	72.5%

Cost of sales consists of all costs incurred to design and manufacture our products and includes research and development (R&D), raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Total cost of sales for the three months ended March 31, 2011 increased $42 million, or 5 percent, from the same period of 2010, primarily due to the following:

•	A $39 million increase resulting from the $81 million of sales growth discussed in the Commercial Systems and Government Systems Financial Results sections below.

•
A $11 million increase attributable to higher employee incentive compensation expenses. Employee incentive compensation expense included within cost of sales was $18 million and $7 million for the three months ended March 31, 2011 and 2010, respectively.

•
The above items are partially offset by an $8 million reduction to cost of sales attributable to lower defined benefit pension expense. As discussed in the Retirement Plans section below, the reduction in pension expense was primarily due to a change in the period of time over which actuarial gains and losses are amortized. For the three months ended March 31, 2011, pension income reduced cost of sales by $5 million, compared to $3 million of pension expense during the same period last year.

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended
	March 31
(dollars in millions)	2011	2010
Customer-funded:
Government Systems	$117	$114
Commercial Systems	19	19
Total customer-funded	136	133

Company-funded:
Government Systems	28	31
Commercial Systems	60	56
Total company-funded	88	87
Total research and development expense	224	220
Percent of total sales	18.3%	19.3%

Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale when earned. Company-funded R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering related product materials and equipment and subcontracting costs.

Total R&D expense for the three months ended March 31, 2011 increased $4 million from the same period last year. The overall increase in total R&D expense was primarily due to $4 million of higher company-funded R&D within Commercial Systems that resulted from software verification testing on certain air transport programs, as well as a $3 million increase in customer-funded R&D within Government Systems associated with development effort on the Common Range Integrated Instrumentation System (CRIIS) program. These increases were offset by a $3 million reduction in company-funded R&D within Government Systems.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31
(dollars in millions)	2011	2010
Selling, general and administrative expenses	$136	$119
Percent of total sales	11.1%	10.4%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing, research or development activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the three months ended March 31, 2011 increased $17 million, or 14 percent, compared to the three months ended March 31, 2010, primarily due to the following:

•	$8 million from higher employee incentive compensation costs and merit pay increases.

•	A $6 million increase resulting from the pursuit of international business opportunities and our ongoing global expansion as we opened new offices in Paris, China and the Middle East.

Net Income and Diluted Earnings Per Share

	Three Months Ended
	March 31
(dollars in millions, except per share amounts)	2011	2010
Net income	$150	$148
Net income as a percent of sales	12.3%	13.0%
Diluted earnings per share	$0.96	$0.93

Net income for the three months ended March 31, 2011 increased to $150 million, or 12.3 percent of sales, from net income of $148 million, or 13.0 percent of sales, for the three months ended March 31, 2010. Net income for the three months ended March 31, 2010 includes a net benefit of $15 million, or 1.3 percent of sales, due to favorable adjustments resulting from the completion of an IRS examination, partially offset by the difference in availability of the Federal R&D Tax Credit. Diluted earnings per share increased 3 percent to $0.96 for the three months ended March 31, 2011 compared to $0.93 for the three months ended March 31, 2010. The increase in net income and diluted earnings per share was primarily the result of higher earnings from Commercial Systems as discussed in the Commercial Systems Financial Results section below, partially offset by the unfavorable impact of a higher effective income tax rate further discussed in the Income Taxes section.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended
	March 31
(dollars in millions)	2011	2010
Airborne solutions	$497	$455
Surface solutions	219	238
Total	$716	$693
Percent increase	3%

Airborne solutions sales increased $42 million, or 9 percent, for the three months ended March 31, 2011 compared to the same period in the prior year, primarily due to the following:

•	A $30 million increase from rotary wing avionics sales on various platforms.

•	A $21 million increase resulting from the combined impact of increased development effort on the CRIIS program and a transition to low-rate initial production for an E-6 aircraft upgrade program.

•	The above items were partially offset by a $17 million reduction in sales from the KC-135 Global Air Traffic Management program which is expected to complete this year.

Surface solutions sales decreased $19 million, or 8 percent, for the three months ended March 31, 2011 compared to the same period in the prior year, primarily due to the following:

•	A $23 million reduction in revenue resulting from a recently completed satellite communication upgrade program.

•	An $11 million decrease resulting from lower deliveries of iForce systems to the California Highway Patrol.

•	The above items were partially offset by a $20 million increase to revenue resulting from a program to provide transportable cellular capabilities in Afghanistan.

Government Systems Segment Operating Earnings

	Three Months Ended
	March 31
(dollars in millions)	2011	2010
Segment operating earnings	$150	$150
Percent of sales	20.9%	21.6%

Government Systems operating earnings were $150 million, or 20.9 percent of sales, for the three months ended March 31, 2011, compared to operating earnings of $150 million, or 21.6 percent of sales, for the same period one year ago. Government Systems operating earnings were flat year over year, primarily due to the following:

•	The $23 million increase in sales discussed in the Government Systems sales section above resulted in a $17 million increase to costs and incremental operating earnings of $6 million.

•
The above item was offset by a $6 million reduction in operating earnings attributable to the combined impact of a $10 million increase in employee incentive compensation costs and a $4 million decrease in pension expense discussed in the Retirement Plans section below.

•
In addition, operating earnings benefited from the absence of an unfavorable adjustment of $6 million that was recorded in the prior year and related to certain simulation and training solution contracts. The benefit was largely offset by higher selling, general, and administrative expenses and increased bid and proposal costs associated with new pursuits and other selling activities.

The decline in Government Systems operating earnings as a percent of sales during the three months ended March 31, 2011 compared to the same period last year was primarily due to higher employee incentive compensation costs, partially offset by higher sales volume and a reduction in pension expense.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Three Months Ended
	March 31
(dollars in millions)	2011	2010
Air transport aviation electronics:
Original equipment	$132	$113
Aftermarket	115	103
Wide-body in-flight entertainment products and services	29	35
Total air transport aviation electronics	276	251
Business and regional aviation electronics:
Original equipment	138	120
Aftermarket	93	78
Total business and regional aviation electronics	231	198
Total	$507	$449
Percent increase	13%

Total air transport aviation electronics sales increased $25 million, or 10 percent, for the three months ended March 31, 2011 compared to the same period in the prior year due to the following:

•
Air transport original equipment manufacturer (OEM) revenues increased $19 million, or 17 percent, primarily due to increased sales of airline selectable equipment for Boeing 737 aircraft, higher product deliveries for Boeing 787 and increased deliveries of single-aisle in-flight entertainment products.

•	Air transport aftermarket sales increased $12 million, or 12 percent, primarily related to an increase in service and support sales and higher aftermarket hardware revenues from spare parts.

•
Wide-body in-flight entertainment products and services (Wide-body IFE) decreased $6 million. Wide-body IFE includes sales of twin-aisle IFE products and systems to customers in the air transport aviation electronics market and also includes related revenue from wide-body service and support activities. Previously, revenues from Wide-body IFE service and support activities were included in air transport aftermarket sales. For the three months ended March 31, 2010, $24 million was reclassified out of air transport aftermarket sales and into Wide-body IFE products and services in order to conform to the current period presentation.

Business and regional aviation electronics sales increased $33 million, or 17 percent, for the three months ended March 31, 2011 compared to the same period in the prior year due to the following:

•
Business and regional OEM sales increased $18 million, or 15 percent, primarily due to the combined impact of higher product deliveries to Bombardier for the Global 5000 and Global Express platforms and increased avionics sales for Cessna’s CJ-4 aircraft which started production in the prior year.

•
Business and regional aftermarket sales increased $15 million, or 19 percent, primarily due to $13 million of higher retrofits and spares sales from deliveries associated with border patrol and other special mission aircraft programs and increased service and support revenues.

Commercial Systems Segment Operating Earnings

	Three Months Ended
	March 31
(dollars in millions)	2011	2010
Segment operating earnings	$92	$69
Percent of sales	18.1%	15.4%

Commercial Systems operating earnings increased 33 percent to $92 million, or 18.1 percent of sales, for the three months ended March 31, 2011 compared to operating earnings of $69 million, or 15.4 percent of sales, for the three months ended March 31, 2010. The $23 million increase in Commercial Systems operating earnings was primarily due to the following:

•	The $58 million increase in sales discussed in the Commercial Systems sales section above resulted in a $24 million increase to costs and incremental operating earnings of $34 million.

•
This was partially offset by an $11 million reduction in operating earnings primarily attributable to the combined impact of an increase in selling, general and administrative expense, higher company-funded R&D expense and additional employee incentive compensation costs, partially offset by lower pension expenses as discussed in the Retirement Plans section below.

The increase in Commercial Systems operating earnings as a percent of sales during the three months ended March 31, 2011 compared to the same period one year ago is primarily due to incremental earnings from higher sales and lower pension expense, partially offset by higher selling, general and administrative expense, increased company-funded R&D expense and the additional employee incentive compensation costs explained above.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net, which is summarized as follows:

	Three Months Ended
	March 31
(dollars in millions)	2011	2010
General corporate, net	$12	$13

General corporate, net was relatively flat during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Six Months Ended March 31, 2011 and 2010

Sales

	Six Months Ended
	March 31
(dollars in millions)	2011	2010
Total sales	$2,333	$2,169
Percent increase	8%

Total sales for the six months ended March 31, 2011 increased 8 percent to $2,333 million compared to the six months ended March 31, 2010, due to a $107 million increase in Commercial Systems sales and $57 million increase in Government Systems sales. Incremental sales from the December 2009 acquisition of Air Routing contributed $11 million, or about 1 percentage point of revenue growth. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales for the six months ended March 31, 2011 and 2010.

Cost of Sales

	Six Months Ended
	March 31
(dollars in millions)	2011	2010
Total cost of sales	$1,665	$1,562
Percent of total sales	71.4%	72.0%

Total cost of sales for the six months ended March 31, 2011 increased $103 million, or 7 percent, from the same period of 2010, primarily due to the following:

•	A $91 million increase resulted from the $153 million of organic sales growth discussed in the Commercial Systems and Government Systems Financial Results sections below.

•
A $22 million increase attributable to higher employee incentive compensation expenses. Employee incentive compensation expense included within cost of sales was $33 million and $11 million for the six months ended March 31, 2011 and 2010, respectively.

•	Incremental cost of sales from the Air Routing acquisition of $6 million.

•
The above items are partially offset by a $16 million reduction to cost of sales attributable to lower defined benefit pension expense. As discussed in the Retirement Plans section below, the reduction in pension expense was primarily due to a change in the period of time over which actuarial gains and losses are amortized. For the six months ended March 31, 2011, pension income reduced cost of sales by $9 million, compared to $7 million of pension expense during the same period last year.

R&D expense is included as a component of cost of sales and is summarized as follows:

	Six Months Ended
	March 31
(dollars in millions)	2011	2010
Customer-funded:
Government Systems	$226	$210
Commercial Systems	39	38
Total customer-funded	265	248

Company-funded:
Government Systems	49	53
Commercial Systems	118	114
Total company-funded	167	167
Total research and development expense	432	415
Percent of total sales	18.5%	19.1%

Total R&D expense for the six months ended March 31, 2011 increased $17 million, or 4 percent, from the same period last year, primarily attributable to an increase in customer-funded R&D expense within Government Systems resulting from higher development effort on the CRIIS program and other special mission and tanker transport applications.

Selling, General and Administrative Expenses

	Six Months Ended
	March 31
(dollars in millions)	2011	2010
Selling, general and administrative expenses	$260	$228
Percent of total sales	11.1%	10.5%

Total SG&A expenses increased $32 million, or 14 percent, for the six months ended March 31, 2011 compared to the same period of 2010, primarily due to the following:

•	$15 million from higher employee incentive compensation costs and merit pay increases.

•	A $10 million increase resulting from the pursuit of international business opportunities and our ongoing global expansion as we opened new offices in Paris, China and the Middle East.

•	$3 million of incremental SG&A expense from the Air Routing acquisition within Commercial Systems.

Net Income and Diluted Earnings Per Share

	Six Months Ended
	March 31
(dollars in millions, except per share amounts)	2011	2010
Net income	$301	$269
Net income as a percent of sales	12.9%	12.4%
Diluted earnings per share	$1.92	$1.69

Net income for the six months ended March 31, 2011 increased 12 percent to $301 million, or 12.9 percent of sales, from net income of $269 million, or 12.4 percent of sales, for the six months ended March 31, 2010. Diluted earnings per share increased 14 percent to $1.92 for the six months ended March 31, 2011 compared to $1.69 for the six months ended March 31, 2010. The increase in net income and diluted earnings per share was primarily the result of higher earnings from Commercial Systems as discussed in the Commercial Systems Financial Results section below. The increase in earnings per share was greater than the increase in net income due to the positive impact of our share repurchase program.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Six Months Ended
	March 31
(dollars in millions)	2011	2010
Airborne solutions	$935	$865
Surface solutions	431	444
Total	$1,366	$1,309
Percent increase	4%

Airborne solutions sales increased $70 million, or 8 percent, for the six months ended March 31, 2011 compared to the same period in the prior year, primarily due to the following:

•	A $51 million increase from rotary wing avionics sales on various platforms.

•
A $39 million increase comprised of development effort on the CRIIS program, higher revenues related to low-rate initial production for an E-6 special mission aircraft program and higher simulation and training revenues for the E-2 aircraft.

•	The above items were partially offset by a $25 million reduction in sales from the KC-135 Global Air Traffic Management program which is expected to complete this year.

Surface solutions sales decreased $13 million, or 3 percent, for the six months ended March 31, 2011 compared to the same period in the prior year due to the following:

•	A $36 million reduction in revenue resulting from a recently completed satellite communication upgrade program.

•	Partially offset by a $20 million increase to revenue resulting from a program to provide transportable cellular capabilities in Afghanistan.

Government Systems Segment Operating Earnings
	Six Months Ended
	March 31
(dollars in millions)	2011	2010
Segment operating earnings	$281	$284
Percent of sales	20.6%	21.7%

Government Systems operating earnings decreased $3 million to $281 million, or 20.6 percent of sales, for the six months ended March 31, 2011 compared to operating earnings of $284 million, or 21.7 percent of sales, for the same period one year ago. The $3 million decrease in Government Systems operating earnings was primarily due to the following:

•
A $12 million reduction in operating earnings attributable to the combined impact of higher employee incentive compensation costs and a decrease in pension expense discussed in the Retirement Plans section below.

•	Partially offset by a $4 million benefit to operating earnings resulting from lower company-funded R&D expense, as explained in the Cost of Sales section above.

•
In addition, the $57 million increase in sales discussed in the Government Systems sales section above resulted in a $52 million increase to costs and incremental operating earnings of $5 million. The higher costs primarily resulted from a lower margin mix of customer-funded development programs.

The decline in Government Systems operating earnings as a percent of sales during the six months ended March 31, 2011 compared to the same period last year was primarily due to higher employee incentive compensation costs and an unfavorable change in contract mix related to the lower margin development revenues. This was partially offset by a reduction in pension expense and lower company-funded R&D.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Six Months Ended
	March 31
(dollars in millions)	2011	2010
Air transport aviation electronics:
Original equipment	$247	$211
Aftermarket	223	203
Wide-body in-flight entertainment products and services	56	78
Total air transport aviation electronics	526	492
Business and regional aviation electronics:
Original equipment	256	223
Aftermarket	185	145
Total business and regional aviation electronics	441	368
Total	$967	$860
Percent increase	12%

Total air transport aviation electronics sales increased $34 million, or 7 percent, for the six months ended March 31, 2011 compared to the same period in the prior year due to the following:

•
Air transport OEM sales increased $36 million, or 17 percent, primarily due to higher product deliveries for Boeing 787, increased sales of airline selectable equipment for Boeing 737 aircraft, and increased deliveries of single-aisle in-flight entertainment products.

•	Air transport aftermarket sales increased $20 million, or 10 percent, primarily related to an increase in service and support sales and higher aftermarket hardware revenues from spare parts.

•
Wide-body IFE decreased $22 million, or 28 percent. Wide-body IFE includes sales of twin-aisle IFE products and systems to customers in the air transport aviation electronics market and also includes related revenue from wide-body service and support activities. Previously, revenues from Wide-body IFE service and support activities were included in air transport aftermarket sales. For the six months ended March 31, 2010, $49 million was reclassified out of air transport aftermarket sales and into Wide-body IFE products and services in order to conform to the current period presentation.

Business and regional aviation electronics sales increased $73 million, or 20 percent, for the six months ended March 31, 2011 compared to the same period in the prior year due to the following:

•
Business and regional OEM sales increased $33 million, or 15 percent, primarily due to higher avionics sales for Cessna’s CJ-4 aircraft which started production in the prior year and increased product deliveries to Bombardier on various platforms.

•	Incremental revenue from the Air Routing acquisition contributed $11 million to business and regional aftermarket sales.

•
Organic business and regional aftermarket sales increased $29 million, or 20 percent, primarily due to $20 million of higher retrofits and spares sales and an increase in service and support revenues of $9 million resulting from improved aircraft utilization.

Commercial Systems Segment Operating Earnings

	Six Months Ended
	March 31
(dollars in millions)	2011	2010
Segment operating earnings	$176	$137
Percent of sales	18.2%	15.9%

Commercial Systems operating earnings increased 28 percent to $176 million, or 18.2 percent of sales, for the six months ended March 31, 2011 compared to operating earnings of $137 million, or 15.9 percent of sales, for the six months ended March 31, 2010. The $39 million increase in Commercial Systems operating earnings was primarily due to the following:

•	A $107 million increase in sales discussed in the Commercial Systems sales section above which resulted in a $51 million increase to costs and incremental operating earnings of $56 million.

•
This was partially offset by a $17 million reduction in operating earnings primarily attributable to the combined impact of an increase in selling, general and administrative expense, an increase in company-funded R&D expense and higher employee incentive compensation costs, partially offset by lower pension expenses as discussed in the Retirement Plans section below.

The increase in Commercial Systems operating earnings as a percent of sales during the six months ended March 31, 2011 compared to the same period one year ago was primarily due to incremental earnings from higher sales and lower pension expense, partially offset by higher selling, general and administrative expense, higher employee incentive compensation costs and an increase in company-funded R&D expense as explained above.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net, which is summarized as follows:

	Six Months Ended
	March 31
(dollars in millions)	2011	2010
General corporate, net	$24	$24

General corporate, net was flat during the six months ended March 31, 2011 compared to the same period of 2010.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(dollars in millions)	2011	2010	2011	2010
Pension benefits	$(4)	$6	$(8)	$13
Other retirement benefits	2	2	5	3
Net benefit expense (income)	$(2)	$8	$(3)	$16

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

In January 2011 we made a $100 million contribution to our U.S. qualified pension plan. We are not required by governmental regulations to make any additional contributions to the U.S. qualified pension plan in 2011. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns and interest rates. We may elect to make additional discretionary contributions during 2011 to further improve the funded status of this plan. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $13 million in 2011. We made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $7 million for the six months ended March 31, 2011, compared to $7 million for the six months ended March 31, 2010.

Our pension expense (income) is impacted by the market performance of our pension plan assets, our expected long-term return on plan assets and the discount rates used to determine our pension obligations. If our pension plan assets do not achieve positive rates of return consistent with our long-term asset return assumptions or if discount rates trend down, we may experience unfavorable changes in our pension expense (income) and could be required to make significant contributions to our U.S. qualified pension plan. We did elect funding relief under recently passed U.S. pension funding legislation. The relief generally should provide flexibility in future minimum cash contributions to the U.S. qualified pension plan. While we believe the actions taken under the Pension Amendment have had a positive effect on pension expense (income) and future funding requirements, our plan assets and discount rates are significantly impacted by changes in the financial markets.

Other Retirement Benefits
We expect other retirement benefits expense of approximately $10 million in 2011 compared to the full year 2010 expense of $5 million.

Income Taxes

At the end of each interim reporting period we make an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The difference between our effective income tax rate and the statutory income tax rate is primarily the result of the tax benefits derived from the Federal Research and Development Tax Credit (Federal R&D Tax Credit) and certain state research and development tax credits, which provide tax benefits on certain incremental R&D expenditures, and the Domestic Manufacturing Deduction (DMD), which provides a tax benefit on U.S. based manufacturing.

During the three months ended March 31, 2011 and 2010, our effective income tax rate was 31.5 percent and 24.5 percent, respectively. The lower effective income tax rate for the three months ended March 31, 2010 was primarily due to a favorable adjustment resulting from the IRS completing its examination of the taxable years ended September 30, 2006 and 2007. The prior year favorable adjustment resulted in a benefit to the 2010 effective income tax rate of about 10 percent. This prior year benefit was partially offset by an increase to the  2010 effective income tax rate of about 2 percent related to differences in the availability of the Federal R&D Tax Credit, which expired on December 31, 2009.

During the six months ended March 31, 2011 and 2010, our effective income tax rate was 26.9 percent and 28.6 percent, respectively. The lower effective income tax rate for the six months ended March 31, 2011 was primarily due to the differences in the availability of the Federal R&D Tax Credit, which expired on December 31, 2009, and the increased tax benefit of the DMD for fiscal year 2011, as compared to the DMD tax benefit for fiscal year 2010 which was two-thirds of the full benefit.

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2010 to December 31, 2011. The retroactive benefit for the previously expired period from January 1, 2010 to September 30, 2010 was recognized and lowered the Company’s effective income tax rate by about 4 percent for the six months ended March 31, 2011. Additionally, the annual effective income tax rate applied to the six months ended March 31, 2011 reflects twelve months of benefit from the Federal R&D Tax Credit whereas the annual effective income tax rate applied to the six months ended March 31, 2010 reflected only three months of benefit.

For fiscal year 2011, our effective income tax rate is projected to be in the range of 28.0 percent to 29.0 percent.

 Outlook

The following table is a complete summary of our updated fiscal year 2011 financial guidance:

•	total sales in the range of $4.8 billion to $5.0 billion

•	diluted earnings per share in the range of $3.90 to $4.10

•	cash provided by operating activities in the range of $650 million to $750 million

•	capital expenditures of about $150 million

•	total company and customer-funded R&D expenditures in the range of $900 million to $950 million, or about 19 percent of sales

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities

	Six Months Ended
	March 31
(in millions)	2011	2010
Cash provided by operating activities	$127	$280

The $153 million decrease in cash provided by operating activities during the six months ended March 31, 2011 compared to the same period last year was primarily due to the following:

•
Payments for inventory and other operating costs increased $100 million to $1,923 million in 2011 compared to $1,823 million in 2010. The increase was primarily due to higher costs associated with organic sales growth in 2011 as discussed in the Results of Operations section above, as well as higher pre-production engineering effort and inventory purchases for anticipated production volume.

•
Payments for incentive pay increased $71 million in 2011 compared to 2010. Incentive pay is expensed in the year it is incurred and paid in the first fiscal quarter of the following year. During the first six months of 2011, $71 million was paid for employee incentive pay costs incurred during 2010. For the full fiscal year 2009, no incentive pay costs were incurred; accordingly, there was no 2010 payment for incentive pay.

•
Offset by cash receipts from customers which increased $17 million to $2,271 million in 2011 compared to $2,254 million in 2010, primarily due to the higher sales in 2011 discussed in the Results of Operations section above.

Investing Activities

	Six Months Ended
	March 31
(in millions)	2011	2010
Cash used for investing activities	$(64)	$(156)

The decrease in cash used for investing activities during the six months ended March 31, 2011 compared to the same period last year was primarily due to the following:

•	In the first six months of 2011 we acquired Blue Ridge Simulation for $6 million and CTA for $11 million, compared to the 2010 acquisition of Air Routing for $91 million.

•	During the second quarter of 2011 we received proceeds of $18 million from the sale of short-term investments at a non-U.S. subsidiary.

Financing Activities
	Six Months Ended
	March 31
(in millions)	2011	2010
Cash used for financing activities	$(266)	$(113)

The increase in cash used for financing activities during the six months ended March 31, 2011 compared to the same period last year was primarily due to the following:

•
$145 million of the increase is due to higher purchases of treasury stock. During the six months ended March 31, 2011, we repurchased $211 million of common stock compared to $66 million during the same period last year.

•
The proceeds received from the exercise of stock options declined $9 million in 2011 compared to 2010. During the six months ended March 31, 2011 we received $12 million in proceeds from the exercise of stock options compared to $21 million during the same period last year.

Financial Condition and Liquidity

We have historically maintained a financial structure characterized by conservative levels of debt outstanding that enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners. A comparison of key elements of our financial condition as of March 31, 2011 and September 30, 2010 are as follows:

	March 31,	September 30,
(in millions)	2011	2010
Cash and cash equivalents	$236	$435
Short-term investments	0	20
Short-term debt	(28)	(24)
Long-term debt, net	(509)	(525)
Net debt (1)	$(301)	$(94)
Total equity	$1,577	$1,486
Debt to total capitalization (2)	25%	27%
Net debt to total capitalization (3)	16%	6%

(1)	Calculated as total of short-term and long-term debt, net (Total Debt), less cash and cash equivalents and short-term investments
(2)	Calculated as Total Debt divided by the sum of Total Debt plus Total equity
(3)	Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. Due to the fluctuations of cash flows, we supplement our internally generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At March 31, 2011, short-term commercial paper borrowings outstanding were $15 million with a weighted average interest rate and maturity period of 0.21 percent and 3 days, respectively. At September 30, 2010, there were no outstanding short-term commercial paper borrowings. As discussed in Note 22 of the Notes to Condensed Consolidated Financial Statements in Item 1, we entered into an agreement with Bombardier in April 2011 (subsequent to our March 31, 2011 quarter end) to provide them $237 million of cash that will be repaid to us in full within 60 days of our successful completion of certain regulatory approvals with the U.S. Federal Aviation Authority. We successfully met these conditions on April 20, 2011 and, as a result, the repayment by Bombardier is expected to take place on or before June 20, 2011. We funded the payment to Bombardier by issuing short term commercial paper borrowings in April 2011.

In the event our access to the commercial paper markets is impaired, we have access to an $850 million Revolving Credit Facility through a network of banks that matures in 2012, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at March 31, 2011 based on this financial covenant was 16 percent. We had no borrowings at March 31, 2011 under our Revolving Credit Facility.

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

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing in terms of interest rates. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of March 31, 2011:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Stable
Moody’s Investors Service	P-1	A1	Stable
Standard & Poor’s	A-1	A	Stable

We were in compliance with all debt covenants at March 31, 2011 and September 30, 2010.

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

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers (including major U.S. airlines); the health of the global economy, including potential deterioration in economic and financial market conditions; the rate of recovery of the commercial aftermarket; the impacts of the earthquakes, tsunami and nuclear reactor disruptions in Japan, including potential supply shortages and other economic impacts; delays related to the award of domestic and international contracts; the continued support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of terrorist events on the commercial aerospace industry; potential declining defense budgets resulting from budget deficits in the U.S. and abroad; impact from the delay in the resolution of program funding in the 2011 U.S. defense budget; changes in domestic and foreign government spending, budgetary and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity and quality improvements and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of lawsuits, claims and legal proceedings, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At March 31, 2011, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $200 million and a fair value of $217 million. In 2004 we converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less .075 percent by executing “receive fixed, pay variable” interest rate swap contracts. At March 31, 2011, we also had $300 million of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $299 million and a fair value of $324 million. In January 2010 we converted $150 million of this fixed rate debt to floating rate debt based on six-month LIBOR plus 1.235 percent.

A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $8 million and $8 million, respectively. The fair value of the $250 million notional value of interest rate swap contracts was a $10 million net asset at March 31, 2011. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $2 million, respectively. At March 31, 2011, we also had $13 million of variable rate short-term debt outstanding. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 16 and 17 in the Condensed Consolidated Financial Statements.

Foreign Currency Risk
We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $427 million and $404 million at March 31, 2011 and September 30, 2010, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro and British pound sterling. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a net asset of $2 million and $1 million at March 31, 2011 and September 30, 2010, respectively. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at March 31, 2011 by $5 million.

Item 4.     Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of March 31 2011, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2011 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.     OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs 1
January 1, 2011 through January 31, 2011	306,000	$61.75	306,000	$163 million
February 1, 2011 through February 28, 2011	306,000	65.71	306,000	143 million
March 1, 2011 through March 31, 2011	408,000	63.60	408,000	117 million
Total	1,020,000	$63.68	1,020,000	$117 million

(1)	On September 16, 2010, our Board authorized the repurchase of an additional $300 million of our common stock. This authorization has no stated expiration.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date: April 29, 2011	By	/s/ M. A. Schulte
M. A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: April 29, 2011	By	/s/ G. R. Chadick
G. R. Chadick
Senior Vice President,
General Counsel and Secretary