Form 10-Q
period 2011-06-30
ROCKWELL COLLINS INC
filed 2011-07-25
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 2011

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

153,666,491 shares of registrant's Common Stock, par value $.01 per share, were outstanding on July 18, 2011.

ROCKWELL COLLINS, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	June 30, 2011	September 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$268	$435
Receivables, net	1,029	1,024
Inventories, net	1,212	1,004
Current deferred income taxes	116	129
Other current assets	129	97
Total current assets	2,754	2,689

Property	729	707
Goodwill	787	766
Intangible Assets	314	306
Long-term Deferred Income Taxes	334	389
Other Assets	195	207
TOTAL ASSETS	$5,113	$5,064
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$70	$24
Accounts payable	421	420
Compensation and benefits	267	259
Advance payments from customers	275	324
Product warranty costs	155	183
Other current liabilities	252	242
Total current liabilities	1,440	1,452

Long-term Debt, Net	514	525
Retirement Benefits	1,280	1,420
Other Liabilities	208	181

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,430	1,420
Retained earnings	3,153	2,816
Accumulated other comprehensive loss	(1,239)	(1,259)
Common stock in treasury, at cost (shares held: June 30, 2011, 30.0; September 30, 2010, 27.0)	(1,679)	(1,497)
Total shareowners’ equity	1,667	1,482
Noncontrolling interest	4	4
Total equity	1,671	1,486
TOTAL LIABILITIES AND EQUITY	$5,113	$5,064

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2011	2010	2011	2010
Sales:
Product sales	$1,047	$1,070	$3,080	$2,961
Service sales	143	138	430	399
Total sales	1,190	1,208	3,510	3,360

Costs, expenses and other:
Product cost of sales	741	792	2,207	2,168
Service cost of sales	92	93	281	266
Selling, general and administrative expenses	131	119	391	346
Interest expense	5	5	14	15
Other income, net	(6)	(5)	(19)	(13)
Total costs, expenses and other	963	1,004	2,874	2,782

Income from continuing operations before income taxes	227	204	636	578
Income tax provision	70	62	179	169
Income from continuing operations	157	142	457	409

Income from discontinued operations, net of taxes	1	—	2	2

Net income	$158	$142	$459	$411

Earnings per share:
Basic
Continuing operations	$1.02	$0.90	$2.96	$2.60
Discontinued operations	0.01	—	0.01	0.01
Basic earnings per share	$1.03	$0.90	$2.97	$2.61

Diluted
Continuing operations	$1.01	$0.89	$2.92	$2.57
Discontinued operations	—	—	0.01	0.01
Diluted earnings per share	$1.01	$0.89	$2.93	$2.58

Weighted average common shares:
Basic	153.8	157.3	154.6	157.2
Diluted	155.9	159.5	156.6	159.3

Cash dividends per share	$0.24	$0.24	$0.72	$0.72

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	June 30
	2011	2010
Operating Activities:
Net income	$459	$411
Adjustments to arrive at cash provided by operating activities:
Depreciation	78	84
Amortization of intangible assets	28	26
Stock-based compensation expense	18	17
Compensation and benefits paid in common stock	53	48
Excess tax benefit from stock-based compensation	(7)	(13)
Deferred income taxes	68	63
Pension plan contributions	(110)	(108)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(12)	19
Inventories	(245)	(65)
Accounts payable	5	20
Compensation and benefits	10	15
Advance payments from customers	(47)	(19)
Product warranty costs	(28)	(25)
Income taxes	30	2
Other assets and liabilities	(54)	(35)
Cash Provided by Operating Activities	246	440

Investing Activities:
Property additions	(104)	(83)
Acquisition of businesses, net of cash acquired	(17)	(95)
Acquisition of intangible assets	(3)	(5)
Cash provided to customer	(237)	—
Collection of cash provided to customer	237	—
Proceeds from sale of short-term investments	18	—
Other investing activities	3	—
Cash Used for Investing Activities	(103)	(183)

Financing Activities:
Purchases of treasury stock	(277)	(117)
Cash dividends	(112)	(113)
Proceeds from short-term borrowings	70	—
Repayment of short-term borrowings	(24)	—
Proceeds from the exercise of stock options	19	31
Excess tax benefit from stock-based compensation	7	13
Cash Used for Financing Activities	(317)	(186)

Effect of exchange rate changes on cash and cash equivalents	7	(3)

Net Change in Cash and Cash Equivalents	(167)	68
Cash and Cash Equivalents at Beginning of Period	435	235
Cash and Cash Equivalents at End of Period	$268	$303
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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

Certain prior period amounts on the Condensed Consolidated Statement of Operations were restated to correct the previous presentation of certain sales and cost of sales. Specifically, $33 million and $86 million were reclassified from Product sales to Service sales and $20 million and $53 million were reclassified from Product cost of sales to Service cost of sales for the three and nine months ended June 30, 2010, respectively. These adjustments did not impact previously reported net income, nor did they have any effect on the Company’s financial position or cash flows for the three or nine months ended June 30, 2010.

In addition, as discussed in Note 4, Discontinued Operations, the Company's Rollmet product line has been accounted for as a discontinued operation for all periods presented. Rollmet was formerly included within the Commercial Systems segment. Unless otherwise noted, disclosures pertain to the Company's continuing operations.

2.	Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) amended requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2013 with early adoption permitted. The adoption of this guidance will not impact the Company's financial position, results of operations or cash flows and will only impact the presentation of OCI on the financial statements.

In May 2011, the FASB amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment is effective for the Company at the beginning of January 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect the Company's financial statements.

In April 2010, the FASB issued guidance related to the milestone method of accounting for research or development arrangements in which a vendor satisfies its performance obligations over time and all or a portion of the arrangement consideration is contingent upon the achievement of a milestone. This guidance became effective for the Company in the first quarter of 2011 with no significant impact to the Company’s financial statements.

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

Computing Technologies for Aviation, Inc.
On January 10, 2011, the Company acquired all the shares of Computing Technologies for Aviation, Inc. (CTA). CTA, with headquarters located in Charlottesville, Virginia, is a leading provider of flight operations management solutions for corporate flight departments and other aviation customers. The purchase price, net of cash acquired, was approximately $11 million. The Company is in the process of allocating the purchase price and finalizing its valuation for acquired intangible assets. Based on the Company’s preliminary allocation of the purchase price, $10 million has been allocated to goodwill and $3 million to finite-lived intangible assets with a weighted average life of approximately 9 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will broaden the Company’s information management flight operations' capabilities. None of the goodwill resulting from the acquisition is tax deductible. The goodwill is included within the Commercial Systems segment.

Blue Ridge Simulation, Inc.
On December 20, 2010, the Company acquired all the shares of Blue Ridge Simulation, Inc. (Blue Ridge Simulation). Blue Ridge Simulation, with headquarters located in Leesburg, Virginia, is a leading supplier of high-performance sensor simulation for U.S. Department of Defense, commercial and international training applications. The purchase price, net of cash acquired, was $6 million. The Company is in the process of allocating the purchase price and finalizing its valuation for acquired intangible assets. Based on the Company’s preliminary allocation of the purchase price, $6 million has been allocated to goodwill and $1 million to finite-lived intangible assets with a weighted average life of approximately 9 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will enhance the Company’s integrated training solutions. All goodwill resulting from the acquisition is tax deductible. The goodwill is included within the Government Systems segment.

AR Group, Inc.
On December 31, 2009, the Company acquired all the shares of AR Group, Inc. and affiliates (Air Routing). Air Routing, with headquarters located in Houston, Texas, is a leading global provider of trip support services for business aircraft flight operations. The purchase price, net of cash acquired, was $91 million. In the fourth quarter of 2010, the purchase price allocation was finalized with $58 million allocated to goodwill and $39 million to finite-lived intangible assets with a weighted average life of approximately 14 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will broaden the Company’s information management flight operations' capabilities. None of the goodwill resulting from the acquisition is tax deductible. Air Routing goodwill is included within the Commercial Systems segment.

SEOS Group Limited
On November 24, 2008, the Company acquired all the shares of SEOS Group Limited (SEOS), a leading global supplier of highly realistic visual display solutions for commercial and military flight simulators. The initial purchase price, net of cash acquired, was $28 million. The purchase agreement contemplated additional consideration to be paid post closing, contingent upon the achievement of certain milestones and not to exceed $8 million. In March 2011, the earn-out contingency was settled in full resulting in no additional consideration being paid. In addition, the Company received $2 million of cash during the second quarter of 2011 related to the favorable settlement of various post-closing disputes. The final purchase price, net of the favorable post-closing settlement adjustment, was $26 million.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Discontinued Operations

On June 20, 2011, the Company reached a definitive agreement to sell its Rollmet product line to Precision Castparts Corp. for $44 million. The sale closed on July 22, 2011. The sale price is subject to a purchase price adjustment based on the final closing balance sheet. The Rollmet business provides seamless alloy and stainless steel pipes and propulsion system components for the energy, petrochemical and defense industries. The Company divested this non-core business to focus on its primary business strategies and growing its core markets. Rollmet's operating results are included in discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. At June 30, 2011, the Condensed Consolidated Statement of Financial Position includes assets relating to Rollmet of approximately $13 million, classified within Other current assets, and liabilities of $1 million, classified within Other current liabilities.

Results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2011	2010	2011	2010
Sales	$6	$6	$19	$23
Income from discontinued operations before income taxes	1	1	4	4

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	June 30, 2011	September 30, 2010
Billed	$702	$743
Unbilled	417	339
Less progress payments	(80)	(48)
Total	1,039	1,034
Less allowance for doubtful accounts	(10)	(10)
Receivables, net	$1,029	$1,024

Receivables not expected to be collected during the next twelve months are classified as long-term and are included within Other Assets. Total receivables due from the U.S. Government, both directly and indirectly through subcontracts, were $395 million at June 30, 2011 and $389 million at September 30, 2010. Total U.S. Government receivables included $151 million and $119 million of unbilled receivables net of progress payments at June 30, 2011 and September 30, 2010, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	June 30, 2011	September 30, 2010
Finished goods	$189	$162
Work in process	294	242
Raw materials, parts and supplies	347	336
Less progress payments	(40)	(56)
Total	790	684
Pre-production engineering costs	422	320
Inventories, net	$1,212	$1,004

The Company defers certain pre-production engineering costs during the development phase of a program in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. These costs are deferred to the extent of the contractual guarantees and are amortized over their estimated useful lives using a units-of-delivery method, up to 15 years. This amortization expense is included as a component of cost of sales, within customer-funded research and development expense. Amortization is based on the Company’s expectation of delivery rates on a program-by-program basis and begins when the Company starts recognizing revenue as the Company delivers equipment for the program. The estimated useful life is limited to the amount of time the Company is virtually assured to earn revenues through a contractually enforceable right included in long-term supply arrangements with the Company’s customers. Pre-production engineering costs incurred pursuant to supply arrangements that do not contain customer guarantees for reimbursement are expensed as incurred.

Amortization expense for pre-production engineering costs for the three and nine months ended June 30, 2011 was $5 million and $10 million, respectively, compared to $6 million and $13 million for the three and nine months ended June 30, 2010. As of June 30, 2011, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 10 years.

(in millions)	2011	2012	2013	2014	2015	Thereafter
Anticipated amortization expense for pre-production engineering costs	$18	$25	$36	$46	$52	$254

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Property

Property is summarized as follows:

(in millions)	June 30, 2011	September 30, 2010
Land	$14	$14
Buildings and improvements	366	362
Machinery and equipment	984	959
Information systems software and hardware	299	282
Furniture and fixtures	63	63
Construction in progress	94	64
Total	1,820	1,744
Less accumulated depreciation	(1,091)	(1,037)
Property	$729	$707

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended June 30, 2011 are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Total
Balance at September 30, 2010	$509	$257	$766
Blue Ridge acquisition	6	—	6
CTA acquisition	—	10	10
Foreign currency translation adjustments	5	—	5
Balance at June 30, 2011	$520	$267	$787

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company’s 2011 and 2010 impairment tests resulted in no impairment.

Intangible assets are summarized as follows:
	June 30, 2011			September 30, 2010
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$219	$(136)	$83	$214	$(123)	$91
Customer relationships:
Acquired	92	(47)	45	90	(40)	50
Up-front sales incentives	181	(15)	166	153	(11)	142
License agreements	24	(8)	16	22	(6)	16
Trademarks and tradenames	14	(12)	2	15	(10)	5
Intangible assets with indefinite lives:
Trademarks and tradenames	2	—	2	2	—	2
Intangible assets	$532	$(218)	$314	$496	$(190)	$306

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Rockwell Collins provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer relationship intangible asset and amortized over the period the Company has received a contractually enforceable right related to the incentives, up to 15 years using a units-of-delivery method. Amortization is based on the Company’s expectation of delivery rates on a program-by-program basis. Amortization begins when the Company starts recognizing revenue as the Company delivers equipment for the program. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of June 30, 2011, the weighted average amortization period remaining for up-front sales incentives was approximately 9 years.

Amortization expense for intangible assets for the three and nine months ended June 30, 2011 was $9 million and $28 million, respectively, compared to $8 million and $26 million for the three and nine months ended June 30, 2010.

(in millions)	2011	2012	2013	2014	2015	Thereafter
Anticipated amortization expense for up-front sales incentives	$8	$10	$12	$16	$16	$109
Anticipated amortization expense for all other intangible assets	30	29	24	21	17	48
Total anticipated amortization expense	$38	$39	$36	$37	$33	$157

9.	Other Assets

Other assets are summarized as follows:

(in millions)	June 30, 2011	September 30, 2010
Long-term receivables	$34	$27
Investments in equity affiliates	7	10
Exchange and rental assets (net of accumulated depreciation of $106 at June 30, 2011 and $106 at September 30, 2010)	53	51
Assets held-for-sale	—	14
Other	101	105
Other assets	$195	$207

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

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $21 million and $71 million for the three and nine months ended June 30, 2011, respectively, and $23 million and $62 million for the three and nine months ended June 30, 2010, respectively. The deferred portion of profit generated from sales to equity affiliates was $1 million at June 30, 2011 and $4 million at September 30, 2010.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets Held-for-Sale
Assets held-for-sale includes the carrying cost for the Company's vacated land and facility in San Jose, California. In September 2009, the Company announced plans to close this facility and relocate engineering, production and service work to other existing facilities. In 2010, the San Jose facility was vacated, actively marketed and prepared for sale.  In April of 2011, the Company entered into a definitive agreement to sell the San Jose facility to an independent third party for approximately $14 million, net of selling costs.  As of June 30, 2011, the San Jose facility is recorded at its fair market value of $14 million and is classified within Other current assets on the Condensed Consolidated Statement of Financial Position.

10.	Other Current Liabilities

Other current liabilities are summarized as follows:

(in millions)	June 30, 2011	September 30, 2010
Customer incentives	$127	$132
Contract reserves	18	19
Income taxes payable	12	8
Other	95	83
Other current liabilities	$252	$242

The Company provides sales incentives to certain commercial customers in connection with sales contracts. Incentives earned by customers based on purchases of Company products or services are recognized as a liability when the related sale is recorded. Incentives consisting of customer account credits are recognized as a reduction of sales while incentives consisting of free-of-charge hardware and account credits where the customer’s use is restricted to future purchases are recognized as cost of sales.

11.	Debt

Short-term Debt
Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. At June 30, 2011, short-term commercial paper borrowings outstanding were $70 million with a weighted average interest rate and maturity period of 0.125 percent and 5 days, respectively. At September 30, 2010, there were no outstanding short-term commercial paper borrowings.

In June 2011 the Company repaid a five-year unsecured variable rate loan for a non-U.S. subsidiary that was entered into in June 2006.  At June 30, 2011 and September 30, 2010, the outstanding balance for this loan was $0 million and $24 million, respectively.

Revolving Credit Facilities
On May 26, 2011, the Company entered into an $850 million five-year unsecured revolving credit facility with various banks. This agreement replaces the prior $850 million revolving credit agreement that was terminated concurrently upon entering into the new agreement. The conditions precedent, covenants, representations and warranties and events of default set forth in the new revolving credit facility agreement are substantially the same as those in the prior agreement. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. The ratio was 17 percent as of June 30, 2011. The credit facility has options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. The credit facility also contains covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At June 30, 2011, there were no outstanding borrowings under this revolving credit facility, nor were there any outstanding borrowings at September 30, 2010 under the prior agreement.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $62 million as of June 30, 2011, of which $23 million was utilized to support commitments in the form of commercial letters of credit. As of June 30, 2011 and September 30, 2010, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At June 30, 2011 and September 30, 2010, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

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

On November 20, 2003, the Company issued $200 million of 4.75 percent fixed rate unsecured debt due
December 1, 2013 (the 2013 Notes). At the time of the debt issuance, the Company entered into interest rate swap contracts which effectively converted $100 million of the 2013 Notes to floating rate debt based on six-month LIBOR less 0.075 percent. See Notes 17 and 18 for additional information relating to the interest rate swap contracts.

The 2019 and 2013 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at June 30, 2011 and September 30, 2010.

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	June 30, 2011	September 30, 2010
Principal amount of 2019 Notes, net of discount	$299	$299
Principal amount of 2013 Notes	200	200
Fair value swap adjustment (Notes 17 and 18)	15	26
Long-term debt, net	$514	$525

Interest paid on debt for the nine months ended June 30, 2011 and 2010 was $12 million and $14 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

Pension Benefits
The components of expense (income) for Pension Benefits for the three and nine months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2011	2010	2011	2010
Service cost	$1	$1	$5	$4
Interest cost	40	40	119	119
Expected return on plan assets	(53)	(53)	(159)	(158)
Amortization:
Prior service credit	(5)	(5)	(14)	(14)
Net actuarial loss	12	23	36	68
Net benefit expense (income)	$(5)	$6	$(13)	$19

Other Retirement Benefits
The components of expense (income) for Other Retirement Benefits for the three and nine months ended
June 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2011	2010	2011	2010
Service cost	$1	$—	$3	$2
Interest cost	4	3	9	9
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization:
Prior service credit	(4)	(5)	(12)	(16)
Net actuarial loss	3	4	9	10
Net benefit expense	$3	$1	$8	$4

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In January 2011, the Company made a $100 million contribution to the U.S. qualified pension plan. The Company is not required by government regulations to make any additional contributions to the U.S. qualified pension plan in 2011. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns and interest rates. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $12 million in 2011. For the nine months ended June 30, 2011 and 2010, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $10 million and $10 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Stock-Based Compensation and Earnings Per Share

Total stock-based compensation expense included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2011	2010	2011	2010
Stock-based compensation expense included in:
Product cost of sales	$2	$1	$4	$3
Service cost of sales	1	1	2	2
Selling, general and administrative expenses	3	4	12	12
Total	$6	$6	$18	$17
Income tax benefit	$2	$2	$6	$6

The Company issued awards of equity instruments under the Company’s various incentive plans for the nine months ended June 30, 2011 and 2010 as follows:

	Options		Performance Shares		Restricted Stock		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Nine months ended June 30, 2011	760.8	$14.78	200.6	$55.96	0.0	$0.00	78.3	$57.82
Nine months ended June 30, 2010	822.4	$12.80	197.6	$53.12	56.6	$53.08	26.2	$53.73

The maximum number of shares of common stock that can be issued with respect to the performance shares granted in 2011 based on the achievement of performance targets for fiscal years 2011 through 2013 is 466 thousand.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following assumptions:

	2011 Grants	2010 Grants
Risk-free interest rate	0.3% - 3.9%	2.7%
Expected dividend yield	1.7%	2.3%
Expected volatility	27.0%	27.0%
Expected life	8 years	7 years

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

Employee Benefits Paid in Company Stock
During the nine months ended June 30, 2011 and 2010, 0.9 million and 0.9 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $53 million and $48 million for the respective periods.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions, except per share amounts)	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
Income from continuing operations	$157	$142	$457	$409
Income from discontinued operations, net of taxes	1	—	2	2
Net income	$158	$142	$459	$411
Denominator:
Denominator for basic earnings per share – weighted average common shares	153.8	157.3	154.6	157.2
Effect of dilutive securities:
Stock options	1.5	1.7	1.5	1.7
Performance shares, restricted shares and restricted stock units	0.6	0.5	0.5	0.4
Dilutive potential common shares	2.1	2.2	2.0	2.1
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	155.9	159.5	156.6	159.3
Earnings per share:
Basic
Continuing operations	$1.02	$0.90	$2.96	$2.60
Discontinued operations	0.01	—	0.01	0.01
Basic earnings per share	$1.03	$0.90	$2.97	$2.61
Diluted
Continuing operations	$1.01	$0.89	$2.92	$2.57
Discontinued operations	—	—	0.01	0.01
Diluted earnings per share	$1.01	$0.89	$2.93	$2.58

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's per share amount may not equal the total per share amount for the respective year to date amount.

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.3 million and 0.4 million for the three months ended June 30, 2011 and 2010, respectively, and 0.4 million and 0.8 million for the nine months ended June 30, 2011 and 2010, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Comprehensive Income

Comprehensive income, net of tax, consists of the following:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2011	2010	2011	2010
Net income	$158	$142	$459	$411
Unrealized foreign currency translation adjustment	(3)	(18)	6	(30)
Foreign currency cash flow hedge adjustment, net of tax	—	2	2	(1)
Amortization of defined benefit plan costs, net of tax	4	10	12	29
Other	—	(2)	—	(2)
Comprehensive income	$159	$134	$479	$407

The Company has one consolidated subsidiary with income attributable to a noncontrolling interest. The net income and comprehensive income attributable to the noncontrolling interest is insignificant.

15.	Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2011	2010	2011	2010
Earnings from equity affiliates	$3	$2	$9	$7
Interest income	2	1	4	3
Royalty income	—	2	1	6
Other	1	—	5	(3)
Other income, net	$6	$5	$19	$13

16.	Income Taxes

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

The effective income tax rate from continuing operations for the three months ended June 30, 2011 and 2010 was 30.8 percent and 30.4 percent, respectively. The effective rate from continuing operations for three months ended June 30, 2011 was comparable to the three months ended June 30, 2010. During the nine months ended June 30, 2011 and 2010, our effective income tax rate from continuing operations was 28.1 percent and 29.2 percent, respectively. The lower effective income tax rate for the nine months ended June 30, 2011 was primarily due to the differences in the availability of the Federal Research and Development Credit (Federal R&D Tax Credit), which expired on     December 31, 2009, and the increased tax benefit of the Domestic Manufacturing Deduction (DMD) for fiscal year 2011, as compared to the DMD tax benefit for fiscal year 2010 which was two-thirds of the full benefit. The nine months ended June 30, 2010 included a favorable tax benefit as a result of the Internal Revenue Service (IRS) completing its examination of the taxable years ended September 30, 2006 and 2007.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2010 to December 31, 2011. The retroactive benefit for the previously expired period from January 1, 2010 to September 30, 2010 was recognized and lowered the Company's effective income tax rate by about 3 percent for the nine months ended June 30, 2011.

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

The Company had net income tax payments of $83 million and $105 million during the nine months ended June 30, 2011 and 2010, respectively.

The Company had gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $98 million and $78 million as of June 30, 2011 and September 30, 2010, respectively. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $56 million and $52 million as of June 30, 2011 and September 30, 2010, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months, a reduction in unrecognized tax benefits may occur in the range of $0 to $35 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $6 million and $5 million as of June 30, 2011 and September 30, 2010, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income Tax Expense in the Condensed Consolidated Statement of Operations was $0 and $0 for the three months ended June 30, 2011 and  2010, respectively, and $1 million and $(2) million for the nine months ended June 30, 2011 and 2010, respectively.

17.	Fair Value Measurements

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and September 30, 2010 are as follows:

		June 30, 2011	September 30, 2010
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$41	$37
Assets held-for-sale	Level 2	14	14
Interest rate swap assets	Level 2	15	26
Foreign currency forward exchange contract assets	Level 2	13	9
Foreign currency forward exchange contract liabilities	Level 2	(8)	(8)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during the nine months ended June 30, 2011.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	Asset (Liability)
	June 30, 2011		September 30, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$268	$268	$435	$435
Short-term investments	—	—	20	20
Short-term debt	(70)	(70)	(24)	(24)
Long-term debt	(499)	(547)	(499)	(558)

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

Interest Rate Swaps
The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In January 2010, the Company entered into two interest rate swap contracts (the 2019 Swaps) which expire on July 15, 2019 and effectively converted $150 million of the 2019 Notes to floating rate debt based on six-month LIBOR plus 1.235 percent. On November 20, 2003, the Company entered into two interest rate swap contracts (the 2013 Swaps) which expire on December 1, 2013 and effectively converted $100 million of the 2013 Notes to floating rate debt based on six-month LIBOR less 0.075 percent.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has designated the 2019 and 2013 Swaps (the Swaps) as fair value hedges. At June 30, 2011 and September 30, 2010, interest rate swaps were recorded within Other Assets at a fair value of $15 million and $26 million, respectively, offset by a fair value adjustment to Long-term Debt (Note 11) of $15 million and $26 million, respectively. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of June 30, 2011 and September 30, 2010, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $621 million and $404 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of June 30, 2011 and September 30, 2010 are as follows:

		Asset Derivatives
(in millions)	Classification	June 30, 2011	September 30, 2010
Foreign currency forward exchange contracts	Other current assets	$13	$9
Interest rate swaps	Other assets	15	26
Total		$28	$35

		Liability Derivatives
(in millions)	Classification	June 30, 2011	September 30, 2010
Foreign currency forward exchange contracts	Other current liabilities	$8	$8

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of June 30, 2011 and September 30, 2010, $1 million and $1 million, respectively, of foreign currency forward exchange contracts, classified within Other current assets, were not designated as hedging instruments.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2011 and 2010 is as follows:

		Amount of Gain (Loss)
		Three Months Ended		Nine Months Ended
	Location of	June 30		June 30
(in millions)	Gain (Loss)	2011	2010	2011	2010
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$2	$(4)	$3	$(8)
Interest rate swaps	Interest expense	3	2	7	6

Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$1	$2	$4	$2
Amount of gain (loss) reclassified from AOCL into income	Cost of sales	2	(1)	1	4

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three and nine months ended June 30, 2011 and 2010. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and nine months ended June 30, 2011 and 2010.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $4 million of net gains into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at June 30, 2011 was 109 months.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Nine Months Ended
	June 30
(in millions)	2011	2010
Balance at beginning of year	$183	$217
Warranty costs incurred	(38)	(38)
Product warranty accrual	26	23
Changes in estimates for prior years	(18)	(10)
Foreign currency translation adjustments	2	—
Balance at June 30	$155	$192

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of June 30, 2011, the outstanding loan balance was approximately $5 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of June 30, 2011, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at June 30, 2011 were $89 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of June 30, 2011, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $10 million. The Company has recorded environmental reserves for this site of $3 million as of June 30, 2011, which represents management’s best estimate of the probable future cost for this site.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

22.	Business Segment Information

The sales and results of continuing operations of the Company’s operating segments are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2011	2010	2011	2010
Sales:
Government Systems	$668	$754	$2,034	$2,063
Commercial Systems	522	454	1,476	1,297
Total sales	$1,190	$1,208	$3,510	$3,360

Segment operating earnings:
Government Systems	$141	$153	$422	$437
Commercial Systems	107	74	280	208
Total segment operating earnings	248	227	702	645

Interest expense	(5)	(5)	(14)	(15)
Stock-based compensation	(6)	(6)	(18)	(17)
General corporate, net	(10)	(12)	(34)	(36)
Restructuring adjustment	—	—	—	1
Income from continuing operations before income taxes	227	204	636	578
Income tax provision	(70)	(62)	(179)	(169)
Income from continuing operations	$157	$142	$457	$409

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

As discussed in Note 4, the Company's Rollmet product line, formerly included within the Commercial Systems segment, has been accounted for as a discontinued operation and therefore certain prior period amounts have been reclassified to conform to the current year presentation.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes sales by product category for the three and nine months ended June 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2011	2010	2011	2010
Government Systems product categories:
Airborne solutions	$488	$460	$1,423	$1,325
Surface solutions	180	294	611	738
Government Systems sales	$668	$754	$2,034	$2,063

Commercial Systems product categories:
Air transport aviation electronics	$263	$233	$776	$708
Business and regional aviation electronics	259	221	700	589
Commercial Systems sales	$522	$454	$1,476	$1,297

Product category sales for defense-related products in the Government Systems segment are delineated based upon the difference in underlying customer base and market served.

The air transport and business and regional aviation electronics product categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three and nine months ended June 30, 2011, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $28 million and $84 million, respectively, compared to $33 million and $111 million for the three and nine months ended June 30, 2010.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and nine months ended June 30, 2011 and 2010 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, the Rollmet product line, formerly included within the Commercial Systems segment, has been accounted for as a discontinued operation for all periods presented and therefore certain prior period amounts have been reclassified to conform to the current year presentation. Unless otherwise noted, disclosures pertain to our continuing operations.

Three Months Ended June 30, 2011 and 2010

Sales

	Three Months Ended
	June 30
(dollars in millions)	2011	2010
Total sales	$1,190	$1,208
Percent (decrease)	(1)%

Total sales for the three months ended June 30, 2011 decreased $18 million compared to the three months ended June 30, 2010 due to an $86 million reduction in Government Systems sales that was partially offset by a $68 million increase in Commercial Systems sales. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales.

Cost of Sales

	Three Months Ended
	June 30
(dollars in millions)	2011	2010
Total cost of sales	$833	885
Percent of total sales	70.0%	73.3%

Cost of sales consists of all costs incurred to design and manufacture our products and includes research and development (R&D), raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Total cost of sales for the three months ended June 30, 2011 decreased $52 million, or 6 percent, from the same period of 2010, primarily due to the following:

•
A $62 million decrease resulting from $86 million of lower Government Systems sales, partially offset by a $30 million increase in cost of sales associated with the Commercial Systems sales growth of $68 million, as discussed in the Government Systems and Commercial Systems Financial Results sections below.

•
An $8 million reduction to cost of sales attributable to lower defined benefit pension expense. As discussed in the Retirement Plans section below, the reduction in pension expense was primarily due to a change in the period of time over which actuarial gains and losses are amortized. For the three months ended June 30, 2011, pension income reduced cost of sales by $5 million, compared to $3 million of pension expense during the same period last year.

•
The remaining decrease of $12 million was primarily related to the combined impact of a $6 million reduction in warranty expense within Government Systems and the absence of certain facility closure costs incurred by Government Systems in the prior year when work was transitioned from a former location in San Jose, California to other manufacturing facilities.

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended
	June 30
(dollars in millions)	2011	2010
Customer-funded:
Government Systems	$110	$108
Commercial Systems	27	19
Total customer-funded	137	127

Company-funded:
Government Systems	33	29
Commercial Systems	57	58
Total company-funded	90	87
Total research and development expense	$227	$214
Percent of total sales	19.1%	17.7%

Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion-method of accounting. As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, customer-funded R&D expense also includes amortization of pre-production engineering costs.  This amortization totaled $5 million and $6 million for the three months ended June 30, 2011 and 2010, respectively. Company-funded R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering-related product materials and equipment and subcontracting costs.

Total R&D expense for the three months ended June 30, 2011 increased $13 million from the same period last year. This increase was primarily due to an $8 million increase in customer-funded R&D within Commercial Systems attributable to development effort on new business jet platforms.  In addition, company-funded R&D within Government Systems increased $4 million, primarily due to our investment in new GPS products.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30
(dollars in millions)	2011	2010
Selling, general and administrative expenses	$131	$119
Percent of total sales	11.0%	9.9%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing, research or development activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the three months ended June 30, 2011 increased $12 million, or 10 percent, compared to the three months ended June 30, 2010, primarily due to the following:

•	$7 million from higher employee incentive compensation costs and merit pay increases.

•
A $4 million increase resulting from the pursuit of international business opportunities, including our ongoing global expansion associated with recently opened offices in Paris, China and the Middle East, and other selling activities.

Net Income and Diluted Earnings Per Share

	Three Months Ended
	June 30
(dollars in millions, except per share amounts)	2011	2010
Income from continuing operations	$157	$142
Percent of sales	13.2%	11.8%

Income from discontinued operations, net of taxes	1	—
Net income	$158	$142

Diluted earnings per share from continuing operations	$1.01	$0.89
Diluted earnings per share from discontinued operations	—	—
Diluted earnings per share	$1.01	$0.89

Net income for the three months ended June 30, 2011 increased 11 percent to $158 million from net income of $142 million for the three months ended June 30, 2010. Diluted earnings per share increased 13 percent to $1.01 for the three months ended June 30, 2011 compared to $0.89 for the three months ended June 30, 2010. The increase in net income was primarily the result of higher earnings from Commercial Systems as discussed in the Commercial Systems Financial Results section below, partially offset by a reduction in Government Systems earnings discussed in the Government Systems Financial Results section below and the higher income tax provision resulting from the incremental earnings.  The increase in diluted earnings per share was greater than the increase in net income due to the favorable impact of our share repurchase program.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended
	June 30
(dollars in millions)	2011	2010
Airborne solutions	$488	$460
Surface solutions	180	294
Total	$668	$754
Percent (decrease)	(11)%

Airborne solutions sales increased $28 million, or 6 percent, for the three months ended June 30, 2011 compared to the same period in the prior year, primarily due to the following:

•
A $41 million increase resulting from the combined impact of increased development effort on new programs such as Common Range Integrated Instrumentation System (CRIIS) and KC-46A Tanker, and a transition to low-rate initial production for an E-6 aircraft upgrade program.

•	An $11 million increase attributable to rotary wing avionics sales on various platforms.

•
The above items were partially offset by a $24 million reduction in sales from the KC-135 Global Air Traffic Management (KC-135 GATM) program which is expected to complete this year, and an additional $11 million reduction resulting from a secure network infrastructure program that was recently terminated for convenience by the U.S. Government.

Surface solutions sales decreased $114 million, or 39 percent, for the three months ended June 30, 2011 compared to the same period in the prior year, primarily due to the following:

•	A $41 million decrease resulting from lower deliveries of iForce public safety vehicle systems.

•	A $43 million reduction in revenue resulting from the adverse impact of delayed funding authorizations from the U.S. Government, primarily on satellite communication and GPS programs.

•	A $10 million reduction attributable to two programs that were terminated for convenience by the U.S. Government.

Government Systems Segment Operating Earnings

	Three Months Ended
	June 30
(dollars in millions)	2011	2010
Segment operating earnings	$141	$153
Percent of sales	21.1%	20.3%

Government Systems operating earnings were $141 million, or 21.1 percent of sales, for the three months ended June 30, 2011, compared to operating earnings of $153 million, or 20.3 percent of sales, for the same period one year ago. The $12 million reduction in Government Systems operating earnings was primarily due to the following:

•	The $86 million decrease in sales discussed in the Government Systems sales section above resulted in a $72 million decrease to costs and a reduction to operating earnings of $14 million.

•	A $4 million reduction to operating earnings resulted from the higher company-funded R&D expense explained in the Cost of Sales section above.

•
Partially offset by a $6 million benefit to operating earnings resulting from the absence of facility closure costs that were incurred in the prior year when work was transitioned from a former location in San Jose, California to other manufacturing facilities.

•
Operating earnings also include a $6 million benefit from a favorable adjustment to reduce warranty reserves. This benefit was offset by the absence of a $6 million favorable contract adjustment which occurred in 2010.

The increase in Government Systems operating earnings as a percent of sales during the three months ended June 30, 2011 compared to the same period last year was primarily due to the lower facility closure costs and a favorable change in product mix, partially offset by the adverse impact resulting from higher company-funded R&D and selling, general and administrative expenses.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Three Months Ended
	June 30
(dollars in millions)	2011	2010
Air transport aviation electronics:
Original equipment	$126	$114
Aftermarket	109	86
Wide-body in-flight entertainment products and services	28	33
Total air transport aviation electronics	263	233
Business and regional aviation electronics:
Original equipment	159	126
Aftermarket	100	95
Total business and regional aviation electronics	259	221
Total	$522	$454
Percent increase	15%

Total air transport aviation electronics sales increased $30 million, or 13 percent, for the three months ended June 30, 2011 compared to the same period in the prior year due to the following:

•
Air transport original equipment manufacturer (OEM) revenues increased $12 million, or 11 percent, primarily due to higher aircraft delivery rates and higher customer-funded development program revenues.

•	Air transport aftermarket sales increased $23 million, or 27 percent, primarily related to the combined impact of higher spare hardware revenues and an increase in service and support sales.

•
Wide-body in-flight entertainment products and services (Wide-body IFE) decreased $5 million. Wide-body IFE includes sales of twin-aisle IFE products and systems to customers in the air transport aviation electronics market and also includes related revenue from wide-body service and support activities. Previously, revenues from Wide-body IFE service and support activities were included in air transport aftermarket sales. For the three months ended June 30, 2010, $23 million was reclassified out of air transport aftermarket sales and into Wide-body IFE products and services in order to conform to the current period presentation.

Business and regional aviation electronics sales increased $38 million, or 17 percent, for the three months ended June 30, 2011 compared to the same period in the prior year due to the following:

•
Business and regional OEM sales increased $33 million, or 26 percent, primarily due to increased product deliveries to Bombardier for the Global 5000 and Global Express platforms and higher customer-funded development program revenues, partially offset by an $8 million reduction in equipment sales to a Chinese turbo-prop regional aircraft manufacturer.

•
Business and regional aftermarket sales increased $5 million, or 5 percent, primarily due to a $6 million increase in service and support revenues. Retrofit and spares revenue were down slightly as the prior year results included a $7 million delivery of spare parts for a border patrol program.

Commercial Systems Segment Operating Earnings

	Three Months Ended
	June 30
(dollars in millions)	2011	2010
Segment operating earnings	$107	$74
Percent of sales	20.5%	16.3%

Commercial Systems operating earnings increased $33 million, or 45 percent, to $107 million, or 20.5 percent of sales, for the three months ended June 30, 2011 compared to operating earnings of $74 million, or 16.3 percent of sales, for the three months ended June 30, 2010. The $33 million increase in Commercial Systems operating earnings was primarily due to the following:

•	The $68 million increase in sales discussed in the Commercial Systems sales section above resulted in a $36 million increase to costs and incremental operating earnings of $32 million.

•	A $9 million benefit to operating earnings related to a change in estimate to reduce the provision for certain customer incentives.

•	The above items were partially offset by an $8 million increase in selling, general and administrative expense discussed in the SG&A section above.

The increase in Commercial Systems operating earnings as a percent of sales during the three months ended June 30, 2011 compared to the same period one year ago was primarily due to incremental earnings from higher sales and the favorable adjustment to reduce the customer incentive reserve, partially offset by higher selling, general and administrative expense.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net, which is summarized as follows:

	Three Months Ended
	June 30
(dollars in millions)	2011	2010
General corporate, net	$10	$12

General corporate, net was relatively flat during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Nine Months Ended June 30, 2011 and 2010

Sales

	Nine Months Ended
	June 30
(dollars in millions)	2011	2010
Total sales	$3,510	$3,360
Percent increase	4%

Total sales for the nine months ended June 30, 2011 increased $150 million or 4 percent compared to the nine months ended June 30, 2010, due to a $179 million increase in Commercial Systems sales, partially offset by a $29 million decrease in Government Systems sales. Incremental sales from acquisitions, principally Air Routing, contributed $13 million, or less than 1 percentage point of revenue growth. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales for the nine months ended June 30, 2011 and 2010.

Cost of Sales

	Nine Months Ended
	June 30
(dollars in millions)	2011	2010
Total cost of sales	$2,488	$2,434
Percent of total sales	70.9%	72.4%

Total cost of sales for the nine months ended June 30, 2011 increased $54 million, or 2 percent, from the same period of 2010, primarily due to the following:

•	A $52 million increase resulted from the $137 million of net organic sales growth discussed in the Commercial Systems and Government Systems Financial Results sections below.

•
A $22 million increase attributable to higher employee incentive compensation expenses. Employee incentive compensation expense included within cost of sales was $45 million and $23 million for the nine months ended June 30, 2011 and 2010, respectively.

•	Incremental cost of sales from Air Routing and other acquisitions of $6 million.

•
The above items are partially offset by a $24 million reduction to cost of sales attributable to lower defined benefit pension expense. As discussed in the Retirement Plans section below, the reduction in pension expense was primarily due to a change in the period of time over which actuarial gains and losses are amortized. For the nine months ended June 30, 2011, pension income reduced cost of sales by $14 million, compared to $10 million of pension expense during the same period last year.

R&D expense is included as a component of cost of sales and is summarized as follows:

	Nine Months Ended
	June 30
(dollars in millions)	2011	2010
Customer-funded:
Government Systems	$336	$318
Commercial Systems	70	57
Total customer-funded	406	375

Company-funded:
Government Systems	82	82
Commercial Systems	175	172
Total company-funded	257	254
Total research and development expense	$663	$629
Percent of total sales	18.9%	18.7%

As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, customer-funded R&D expense  includes amortization of pre-production engineering costs.  This amortization totaled $10 million and $13 million, for the nine months ended June 30, 2011 and 2010, respectively.

Total R&D expense for the nine months ended June 30, 2011 increased $34 million, or 5 percent, from the same period last year, primarily attributable to a $31 million increase in customer-funded R&D expense.  Government Systems customer-funded R&D expense increased $18 million, primarily attributable to effort on new development programs such as CRIIS and KC-46A Tanker, while Commercial Systems customer-funded R&D expense increased $13 million, driven by increased effort on various business jet platforms and certain regional jet programs.

Selling, General and Administrative Expenses

	Nine Months Ended
	June 30
(dollars in millions)	2011	2010
Selling, general and administrative expenses	$391	$346
Percent of total sales	11.1%	10.3%

Total SG&A expenses increased $45 million, or 13 percent, for the nine months ended June 30, 2011 compared to the same period of 2010, primarily due to the following:

•	$22 million from higher employee incentive compensation costs and merit pay increases.

•
A $14 million increase resulting from the pursuit of international business opportunities, including the opening of new offices in Paris, China and the Middle East, higher bid and proposal costs and other selling activities.

•	$3 million of incremental SG&A expense from the Air Routing acquisition within Commercial Systems.

Net Income and Diluted Earnings Per Share

	Nine Months Ended
	June 30
(dollars in millions, except per share amounts)	2011	2010
Income from continuing operations	$457	$409
Percent of sales	13.0%	12.2%

Income from discontinued operations, net of taxes	2	2
Net income	$459	$411

Diluted earnings per share from continuing operations	$2.92	$2.57
Diluted earnings per share from discontinued operations	0.01	0.01
Diluted earnings per share	$2.93	$2.58

Net income for the nine months ended June 30, 2011 increased 12 percent to $459 million from net income of $411 million for the nine months ended June 30, 2010. Diluted earnings per share increased 14 percent to $2.93 for the nine months ended June 30, 2011 compared to $2.58 for the nine months ended June 30, 2010. The increase in net income and diluted earnings per share was primarily the result of higher earnings from Commercial Systems as discussed in the Commercial Systems Financial Results section below, partially offset by a reduction in Government Systems earnings as discussed in the Government Systems Financial Results section below and the higher income tax provision resulting from the incremental earnings. The increase in diluted earnings per share was greater than the increase in net income due to the positive impact of our share repurchase program.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Nine Months Ended
	June 30
(dollars in millions)	2011	2010
Airborne solutions	$1,423	$1,325
Surface solutions	611	738
Total	$2,034	$2,063
Percent (decrease)	(1)%

Airborne solutions sales increased $98 million, or 7 percent, for the nine months ended June 30, 2011 compared to the same period in the prior year, primarily due to the following:

•	A $63 million increase comprised of higher sales for the CRIIS development program and higher revenues related to low-rate initial production for an E-6 special mission aircraft program.

•	A $62 million increase from rotary wing avionics sales on various platforms.

•	The above items were partially offset by a $49 million reduction in sales from the KC-135 GATM program which is expected to complete this year.

Surface solutions sales decreased $127 million, or 17 percent, for the nine months ended June 30, 2011 compared to the same period in the prior year, primarily due to the following:

•
A $61 million reduction resulting from lower satellite communication program revenues, driven by the adverse impact of delayed funding authorizations from the U.S. Government and the recent completion of an upgrade program.

•	A $33 million decrease resulting from lower deliveries of iForce public safety vehicle systems.

•	A $22 million decrease in revenue on Joint Tactical Radio System (JTRS) programs as they begin to transition from development into initial production.

Government Systems Segment Operating Earnings
	Nine Months Ended
	June 30
(dollars in millions)	2011	2010
Segment operating earnings	$422	$437
Percent of sales	20.7%	21.2%

Government Systems operating earnings decreased $15 million to $422 million, or 20.7 percent of sales, for the nine months ended June 30, 2011 compared to operating earnings of $437 million, or 21.2 percent of sales, for the same period one year ago. The $15 million decrease in Government Systems operating earnings was primarily due to the following:

•
A $13 million reduction attributable to an increase in selling, general and administrative expenses driven by higher employee incentive compensation costs and merit pay increases as discussed in the SG&A section above.

•	The $29 million reduction in sales discussed in the Government Systems sales section above resulted in a $22 million reduction to costs and lower operating earnings of $7 million.

•	Partially offset by a $5 million benefit to operating earnings resulting from net favorable adjustments to warranty reserves.

The decline in Government Systems operating earnings as a percent of sales during the nine months ended June 30, 2011 compared to the same period last year was primarily due to higher selling, general, and administrative expenses and the reduction in sales volume explained above, partially offset by net favorable adjustments to warranty reserves.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Nine Months Ended
	June 30
(dollars in millions)	2011	2010
Air transport aviation electronics:
Original equipment	$373	$325
Aftermarket	319	272
Wide-body in-flight entertainment products and services	84	111
Total air transport aviation electronics	776	708
Business and regional aviation electronics:
Original equipment	415	349
Aftermarket	285	240
Total business and regional aviation electronics	700	589
Total	$1,476	$1,297
Percent increase	14%

Total air transport aviation electronics sales increased $68 million, or 10 percent, for the nine months ended June 30, 2011 compared to the same period in the prior year due to the following:

•
Air transport OEM sales increased $48 million, or 15 percent, primarily due to higher product deliveries for Boeing 787 aircraft, increased sales of airline selectable equipment for Boeing 737 aircraft and increased deliveries of single-aisle in-flight entertainment products.

•	Air transport aftermarket sales increased $47 million, or 17 percent, primarily related to an increase in service and support sales and higher aftermarket hardware revenues from spare parts.

•
Wide-body IFE decreased $27 million, or 24 percent. Wide-body IFE includes sales of twin-aisle IFE products and systems to customers in the air transport aviation electronics market and also includes related revenue from wide-body service and support activities. Previously, revenues from Wide-body IFE service and support activities were included in air transport aftermarket sales. For the nine months ended June 30, 2010, $72 million was reclassified out of air transport aftermarket sales and into Wide-body IFE products and services in order to conform to the current period presentation.

Business and regional aviation electronics sales increased $111 million, or 19 percent, for the nine months ended June 30, 2011 compared to the same period in the prior year due to the following:

•
Business and regional OEM sales increased $66 million, or 19 percent, primarily due to increased product deliveries to Bombardier for the Global 5000 and Global Express platforms and higher avionics sales resulting from our new position on Cessna’s CJ-4 aircraft. In addition, an increase in customer funded development revenues for various business and regional jet platforms was largely offset by a $17 million reduction in equipment sales for Chinese turbo-prop regional aircraft.

•
Organic business and regional aftermarket sales increased $33 million, or 14 percent, primarily due to $18 million of higher spares and retrofit sales and a $15 million increase in service and support revenues resulting from improved aircraft utilization.

•	Incremental revenue from the Air Routing and CTA acquisitions contributed $12 million to business and regional aftermarket sales.

Commercial Systems Segment Operating Earnings

	Nine Months Ended
	June 30
(dollars in millions)	2011	2010
Segment operating earnings	$280	$208
Percent of sales	19.0%	16.0%

Commercial Systems operating earnings increased 35 percent to $280 million, or 19.0 percent of sales, for the nine months ended June 30, 2011 compared to operating earnings of $208 million, or 16.0 percent of sales, for the nine months ended June 30, 2010. The $72 million increase in Commercial Systems operating earnings was primarily due to the following:

•	A $179 million increase in sales discussed in the Commercial Systems sales section above which resulted in a $102 million increase to costs and incremental operating earnings of $77 million.

•	An $18 million benefit to operating earnings related to a change in estimate recorded in 2011 to reduce the provision for certain customer incentives.

•
Partially offset by a $23 million reduction attributable to an increase in selling, general and administrative expenses driven by higher employee incentive compensation costs and merit pay increases as discussed in the SG&A section above.

The increase in Commercial Systems operating earnings as a percent of sales during the nine months ended June 30, 2011 compared to the same period one year ago was primarily due to incremental earnings from higher sales and the favorable impact of the adjustment to customer incentive reserves, partially offset by higher selling, general and administrative expense.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net, which is summarized as follows:

	Nine Months Ended
	June 30
(dollars in millions)	2011	2010
General corporate, net	$34	$36

General corporate, net was relatively flat during the nine months ended June 30, 2011 compared to the same period of 2010.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(dollars in millions)	2011	2010	2011	2010
Pension benefits	$(5)	$6	$(13)	$19
Other retirement benefits	3	1	8	4
Net benefit expense (income)	$(2)	$7	$(5)	$23

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

In January 2011 we made a $100 million contribution to our U.S. qualified pension plan. We are not required by governmental regulations to make any additional contributions to the U.S. qualified pension plan in 2011. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns and interest rates. We may elect to make additional discretionary contributions during 2011 to further improve the funded status of this plan. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $12 million in 2011. We made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $10 million for the nine months ended June 30, 2011, compared to $10 million for the nine months ended June 30, 2010.

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

During the three months ended June 30, 2011 and 2010, our effective income tax rate from continuing operations was 30.8 percent and 30.4 percent, respectively. The effective rate from continuing operations for three months ended June 30, 2011 was comparable to the three months ended June 30, 2010.  During the nine months ended June 30, 2011 and 2010, our effective income tax rate from continuing operations was 28.1 percent and 29.2 percent, respectively. The lower effective income tax rate for the nine months ended June 30, 2011 was primarily due to the differences in the availability of the Federal R&D Tax Credit, which expired on December 31, 2009, and the increased tax benefit of the DMD for fiscal year 2011, as compared to the DMD tax benefit for fiscal year 2010 which was two-thirds of the full benefit. The nine months ended June 30, 2010 included a favorable tax benefit as a result of the Internal Revenue Service (IRS) completing its examination of the taxable years ended September 30, 2006 and 2007.

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2010 to December 31, 2011. The retroactive benefit for the previously expired period from January 1, 2010 to September 30, 2010 was recognized and lowered the Company’s effective income tax rate by about 3 percent for the nine months ended June 30, 2011. Additionally, the annual effective income tax rate applied to the nine months ended June 30, 2011 reflects twelve months of benefit from the Federal R&D Tax Credit whereas the annual effective income tax rate applied to the nine months ended June 30, 2010 reflected only three months of benefit.

For fiscal year 2011, our effective income tax rate is projected to be in the range of 28 percent to 29 percent.

Outlook

The following table is a complete summary of our fiscal year 2011 financial guidance, which has been updated to accommodate the divestiture of Rollmet as a discontinued operation:

•	total sales of about $4.80 billion to $4.85 billion

•	diluted earnings per share from continuing operations in the range of $4.00 to $4.10

•	cash provided by operating activities of about $650 million

•	capital expenditures of about $150 million

•	total company and customer-funded R&D expenditures of about $925 million, or about 19 percent of sales

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Operating Activities

	Nine Months Ended
	June 30
(in millions)	2011	2010
Cash provided by operating activities	$246	$440

The $194 million decrease in cash provided by operating activities during the nine months ended June 30, 2011 compared to the same period last year was primarily due to the following:

•
Payments for inventory and other operating costs increased $199 million to $2,919 million in 2011 compared to $2,720 million in 2010. The increase was primarily due to higher costs associated with organic sales growth in 2011 as discussed in the Results of Operations section above, and an increase in inventory, primarily driven by:

(i)
Higher pre-production engineering costs, whose growth was impacted by the expanded market share we successfully captured over the past several years. Our customers have provided us a contractual guarantee for reimbursement on several new programs; as such, our capitalized pre-production engineering costs have increased as we continue development efforts on these programs, which include the Airbus A350, various Bombardier platforms in the business jet market, and several international rotary wing programs within Government Systems.

(ii)
Higher inventory also resulted from anticipated production volume increases, the adverse impact of delayed funding authorizations from the U.S. Government, and increased component parts purchased to mitigate supply chain risks associated with the recent earthquake and tsunami in Japan.

•
Payments for employee incentive pay increased $71 million in 2011 compared to 2010. Incentive pay is expensed in the year it is incurred and paid in the first fiscal quarter of the following year. During the first nine months of 2011, $71 million was paid for employee incentive pay costs incurred during 2010. For the full fiscal year 2009, no incentive pay costs were incurred; accordingly, there was no 2010 payment for incentive pay.

•
The above items were partially offset by cash receipts from customers which increased $52 million to $3,435 million in 2011 compared to $3,383 million in 2010, primarily due to the higher sales in 2011 discussed in the Results of Operations section above.

Investing Activities

	Nine Months Ended
	June 30
(in millions)	2011	2010
Cash used for investing activities	$(103)	$(183)

The decrease in cash used for investing activities during the nine months ended June 30, 2011 compared to the same period last year was primarily due to the following:

•	In the first nine months of 2011 we acquired Blue Ridge Simulation for $6 million and CTA for $11 million, compared to the 2010 acquisition of Air Routing for $91 million.

•	During the second quarter of 2011 we received proceeds of $18 million from the sale of short-term investments at a non-U.S. subsidiary.

•	Offset by increased expenditures for property additions. Property additions were $104 million for the first nine months of 2011, compared to $83 million for the first nine months in 2010.

•
In addition, we entered into an agreement with Bombardier, Inc. in April of 2011 to provide them $237 million of cash on a short-term basis in connection with their Global Vision aircraft program. Bombardier repaid this amount in full on June 20, 2011, in accordance with the terms of our agreement.

Financing Activities
	Nine Months Ended
	June 30
(in millions)	2011	2010
Cash used for financing activities	$(317)	$(186)

The increase in cash used for financing activities during the nine months ended June 30, 2011 compared to the same period last year was primarily due to the following:

•
$160 million of the increase is due to higher purchases of treasury stock. During the nine months ended June 30, 2011, we repurchased $277 million of common stock compared to $117 million during the same period last year.

•
The proceeds received from the exercise of stock options declined $12 million in 2011 compared to 2010. During the nine months ended June 30, 2011 we received $19 million in proceeds from the exercise of stock options compared to $31 million during the same period last year.

•
Offset by an increase in cash received from short-term borrowings. During the nine months ended June 30, 2011, net proceeds from short-term borrowings were $46 million compared to no short-term borrowings during the same period last year.

Financial Condition and Liquidity

We have historically maintained a capital structure characterized by conservative levels of debt outstanding that enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners. A comparison of key elements of our financial condition as of June 30, 2011 and September 30, 2010 are as follows:

(in millions)	June 30, 2011	September 30, 2010
Cash and cash equivalents	$268	$435
Short-term investments	—	20
Short-term debt	(70)	(24)
Long-term debt, net	(514)	(525)
Net debt (1)	$(316)	$(94)
Total equity	$1,671	$1,486
Debt to total capitalization (2)	26%	27%
Net debt to total capitalization (3)	16%	6%

(1)	Calculated as total of short-term and long-term debt, net (Total debt), less cash and cash equivalents and short-term investments
(2)	Calculated as Total debt divided by the sum of Total debt plus Total equity
(3)	Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. The majority of our cash and cash equivalents reside at non-U.S. locations Due to the fluctuations of cash flows, we supplement our internally generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At June 30, 2011, short-term commercial paper borrowings outstanding were $70 million with a weighted average interest rate and maturity period of 0.125 percent and 5 days, respectively. The maximum amount of short-term borrowings outstanding during each of the three and nine months ended June 30, 2011 was $345 million.  The increase in short-term commercial paper borrowings during the three and nine months ended June 30, 2011 was primarily the result of a $237 million cash advance we provided to Bombardier, Inc. in April of 2011 that was repaid in full on June 20, 2011, in accordance with the terms of our agreement with Bombardier. We provided the cash advance to Bombardier to assist them by offsetting some delays they experienced in receiving customer advance payments on their Global Vision aircraft program. At September 30, 2010, there were no outstanding short-term commercial paper borrowings.

In the event our access to the commercial paper markets is impaired, we have access to an $850 million Revolving Credit Facility through a network of banks that matures in 2016, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at June 30, 2011 based on this financial covenant was 17 percent. We had no borrowings at June 30, 2011 under our Revolving Credit Facility.

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

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing in terms of interest rates. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of June 30, 2011:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Stable
Moody’s Investors Service	P-1	A1	Stable
Standard & Poor’s	A-1	A	Stable

We were in compliance with all debt covenants at June 30, 2011 and September 30, 2010.

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 20 of the Notes to Condensed Consolidated Financial Statements.

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

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers; the health of the global economy, including potential deterioration in economic and financial market conditions; the rate of recovery of the commercial aftermarket; the impacts of the earthquakes, tsunami and nuclear reactor disruptions in Japan, including potential supply shortages and other economic impacts; delays related to the award of domestic and international contracts; the continued support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of terrorist events on the commercial aerospace industry; potential declining defense budgets resulting from budget deficits in the U.S. and abroad; impact from the delay in the resolution of program funding in the 2011 U.S. defense budget; changes in domestic and foreign government spending, budgetary, procurement, and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; customer bankruptcies and profitability; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity and quality improvements and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of lawsuits, claims and legal proceedings, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At June 30, 2011, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $200 million and a fair value of $217 million. In November 2003 we converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less .075 percent by executing “receive fixed, pay variable” interest rate swap contracts. At June 30, 2011, we also had $300 million of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $299 million and a fair value of $330 million. In January 2010 we converted $150 million of this fixed rate debt to floating rate debt based on six-month LIBOR plus 1.235 percent.

A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $7 million and $7 million, respectively. The fair value of the $250 million notional value of interest rate swap contracts was a $15 million net asset at June 30, 2011. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $2 million and $1 million, respectively. At June 30, 2011, we also had $70 million of short-term commercial paper borrowings outstanding. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 11, 17 and 18 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk
We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $621 million and $404 million at June 30, 2011 and September 30, 2010, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a net asset of $5 million and $1 million at June 30, 2011 and September 30, 2010, respectively. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at June 30, 2011 by $15 million.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of June 30, 2011, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2011 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our Board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs 1
April 1, 2011 through April 30, 2011	323,000	$63.21	323,000	$97 million
May 1, 2011 through May 31, 2011	403,000	61.94	403,000	72 million
June 1, 2011 through June 30, 2011	340,000	60.20	340,000	51 million
Total	1,066,000	$61.77	1,066,000	$51 million

(1)	On September 16, 2010, our Board authorized the repurchase of an additional $300 million of our common stock. This authorization has no stated expiration.

Item 6.	Exhibits

(a)	Exhibits

10-u-1	Memorandum of Agreement dated April 20, 2011 between the Company and Bombardier, Inc.

10-n-2	Schedule identifying executives of the Company who are a party to a Change of Control Agreement.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	July 25, 2011	By	/s/ Marsha A. Schulte

Marsha A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer and an Authorized Officer)