Form 10-K
period 2011-09-30
ROCKWELL COLLINS INC
filed 2011-11-15
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16445
___________________________________
Rockwell Collins, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2314475
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

400 Collins Road NE
Cedar Rapids, Iowa	52498
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (319) 295-1000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on April 1, 2011 was approximately $10.0 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

151,328,596 shares of the registrant's Common Stock were outstanding on October 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 3, 2012 is incorporated by reference into Part III.

ROCKWELL COLLINS, INC.

Annual Report on Form 10-K

i

PART I

Item 1. Business.

General

Rockwell Collins, Inc. is a leader in the design, production and support of communications and aviation electronics for commercial and military customers worldwide. While our products and systems are primarily focused on aviation applications, our Government Systems business also offers products and systems for ground and shipboard applications. The integrated system solutions and products we provide to our served markets are oriented around a set of core competencies: communications, navigation, automated flight control, displays/surveillance, simulation and training, integrated electronics and information management systems. We also provide a wide range of services and support to our customers through a worldwide network of service centers, including equipment repair and overhaul, service parts, field service engineering, training, technical information services and aftermarket used equipment sales. The structure of our business allows us to leverage these core competencies across markets and applications so that we are able to bring high value solutions to customers while providing strong returns to shareowners. We operate in multiple countries and are headquartered in Cedar Rapids, Iowa.

Our Company's heritage is rooted in the Collins Radio Company, established in 1933. Rockwell Collins, Inc., the parent company, is incorporated in Delaware. As used herein, the terms "we", "us", "our", "Rockwell Collins" or the "Company" include subsidiaries and predecessors unless the context indicates otherwise.

Whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions of our 2011 Annual Report to Shareowners (2011 Annual Report) or to information in our Proxy Statement for the Annual Meeting of Shareowners to be held on February 3, 2012 (2012 Proxy Statement), such information shall be deemed to be incorporated herein by such reference.

All date references contained herein relate to our fiscal year ending on the Friday closest to September 30 unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end date. Each of 2011, 2010 and 2009 was a 52-week fiscal year.

Financial Information About Our Business Segments

Financial information with respect to our business segments, including product line disclosures, revenues, operating earnings and total assets, is contained under the caption Segment Financial Results in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below, and in Note 25 of the Notes to Consolidated Financial Statements in Item 8 below.

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

Government Systems

Our Government Systems business provides a broad range of electronic products, systems and services to customers including the U.S. Department of Defense, other ministries of defense, other government agencies, civil agencies and defense contractors around the world. Our defense electronic solutions are designed to meet a wide range of customer requirements, but tend to share certain characteristics including design for rugged environments for use in size, weight and power constrained applications. These applications also typically have stringent product integrity and certification requirements with a high degree of customer oversight. These products, systems and services support airborne, precision weapon, ground and maritime applications and are used in line-fit applications on new equipment as well as in retrofit and upgrade applications designed to extend the effective life and enhance the capability of existing aircraft, vehicle and weapon platforms.

Our defense-related systems, products and services include:
  communications systems and products designed to enable the transmission of information across the communications spectrum, including satellite communications navigation products and systems, including radio navigation products, global positioning system (GPS) equipment, handheld navigation devices and multi-mode receivers subsystems for the flight deck that combine flight operations with navigation and guidance functions that can include flight controls and displays, information/data processing and communications, navigation, safety and surveillance systems cockpit display products, including multipurpose flat panel head-down displays, wide field of view head-up and helmet-mounted displays simulation and training systems, including visual system products, training systems and services maintenance, repair, parts and after-sales support services
Government Systems sales are categorized into avionics, communication products, surface solutions and navigation products. Product category sales are delineated based upon the difference in the underlying product technologies and markets served.

Avionics consists of electronic solutions for a broad range of airborne platforms including fixed and rotary wing aircraft, unmanned aerial vehicles (UAVs) and the associated aircrew and maintenance training devices and services. We provide complete avionics solutions (including cockpit avionics, mission system applications and system integration) and also provide individual avionics products to platform integrators. We serve various roles within these markets including system and subsystems integrator as well as provider of various electronic products. For the UAV market we provide cost effective, high performance integrated flight control, navigation, communication and sensor capabilities. Simulation and training solutions are provided for both fixed wing and rotary wing aircraft.

Communication products include full spectrum voice and data connectivity for government and military use in the air, on the ground, and at sea. The products support military user requirements for high availability, highly secure, jam resistant wireless communication capability. Products include radio communication, data links, networking devices and satellite communication terminals.

Surface solutions include electronic systems applied to a variety of non-airborne market segments. This includes solutions for soldiers, military ground vehicles, maritime applications and surface based communication network integration programs. This category also includes our iForce™ public safety vehicle solutions.

Navigation products are primarily comprised of GPS-based products delivered for precision navigation applications including handheld navigation devices (e.g., DAGR), precision-guided weapons (e.g., JDAM) and other embedded GPS applications.

Commercial Systems

Our Commercial Systems business supplies aviation electronics systems, products and services to customers located throughout the world. The customer base is comprised of original equipment manufacturers (OEMs) of commercial air transport, business and regional aircraft, commercial airlines and business aircraft operators. Our systems and products are used in both OEM applications as well as in retrofit and upgrade applications designed to increase the efficiency and enhance the value of existing aircraft.

Our commercial aviation electronics systems, products and services include:
  integrated avionics systems, such as Pro Line Fusion, which provide advanced avionics capabilities to meet the challenges of operating in the next generation global airspace. Capabilities include synthetic and enhanced vision enabled flight displays, advanced flight and performance management systems, fly-by-wire integrated flight controls and information management solutions to improve operational efficiency integrated cabin electronics systems, including cabin management systems, passenger connectivity and entertainment solutions, business support systems to improve passenger productivity and passenger flight information systems communications systems and products, such as data link, High Frequency, Very High Frequency and satellite communications systems navigation systems and products, including landing sensors to enable fully automatic landings, radio navigation and geophysical sensors, as well as flight management systems situational awareness and surveillance systems and products, such as synthetic and enhanced vision systems, surface surveillance and guidance solutions, head-up guidance systems, weather radar and collision avoidance systems integrated information management solutions to improve the overall efficiency of flight, maintenance and cabin operations. These include on-board information management systems and connectivity solutions, airborne and ground applications and services, and ground infrastructure and services electro-mechanical systems, including integrated pilot control solutions and primary and secondary actuation systems simulation and training systems, including full-flight simulators for crew training, visual system products, training systems and engineering services maintenance, repair, parts and after-sales support services
Commercial Systems sales are categorized into air transport aviation electronics and business and regional aviation electronics. Product category sales are delineated based upon the difference in the underlying customer base, size of aircraft and markets served.

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

Business and regional aviation electronics include integrated avionics, cabin management and flight control systems for application on regional and business aircraft platforms. We develop integrated avionics, cabin and flight control solutions for business and regional aircraft OEMs and support them with the integration into other aircraft systems. Products offered for OEM applications in the business and regional aircraft category are marketed directly to the aircraft OEMs. Products offered for aftermarket applications are primarily marketed through distributors for business aviation and directly to regional airline operators. Our integrated information management solutions for business aircraft are offered directly to flight departments.

Customers, Sales and Marketing

We serve a broad range of customers worldwide, including the U.S. Department of Defense, U.S. Coast Guard, civil agencies, defense contractors, foreign ministries of defense, manufacturers of commercial air transport, business and regional aircraft, commercial airlines and fractional and other business jet operators. We market our systems, products and services directly to Government Systems and Commercial Systems customers through an internal marketing and sales force. In addition, we utilize a worldwide dealer network to distribute our products and international sales representatives to assist with international sales and marketing. In 2011, various branches of the U.S. Government, both directly and indirectly through subcontracts, accounted for 43 percent of our total sales.

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

Our investment in inventory is a significant part of our working capital, and historically we have maintained sufficient inventory to meet our customers' requirements on a timely basis. This investment includes production stock, work-in-process, pre-production engineering costs, finished goods, spare parts and goods on consignment with airlines. Our accounts receivable also constitute a significant part of our working capital. Accounts receivable also includes unbilled receivables primarily related to sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms. The critical accounting policies involving pre-production engineering costs, inventory valuation reserves and long-term contracts are discussed under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below. Additional information relating to accounts receivable and inventory is contained in Notes 2, 5 and 6 of the Notes to Consolidated Financial Statements in Item 8 below.

Backlog

The following table summarizes our backlog:

	September 30
(in billions)	2011	2010
Government Systems:
Funded orders	$2.9	$3.1
Unfunded orders	0.1	0.3
Commercial Systems	1.4	1.1
Total backlog	$4.4	$4.5

Our backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. Although we believe that the orders included in backlog are firm, most of our backlog involves orders that can be modified or terminated by the customer. Our backlog at September 30, 2011 includes approximately $2.0 billion of orders that are expected to be filled by us after fiscal year 2012.

Joint Ventures

Joint ventures, strategic investments and other cooperative arrangements are part of our business strategies to broaden the market for our products and develop new technologies.

We have a 50 percent ownership interest in each of the following:
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

We completed five acquisitions in the past three years to augment our internal growth plans. These acquisitions were:
  flight operations management solutions: January 2011 acquisition of Computing Technologies for Aviation, Inc.

  high-performance sensor simulation training applications: December 2010 acquisition of Blue Ridge Simulation, Inc.

  corporate flight handling and trip support services: December 2009 acquisition of AR Group, Inc.

  satellite-based network communication solutions: May 2009 acquisition of DataPath, Inc.

  visual display solutions for commercial and military simulators: November 2008 acquisition of SEOS Group, Ltd.
In July 2011, we divested the Rollmet business, which provided seamless alloy and stainless steel pipes and propulsion system components for the energy, petrochemical and defense industries.

Additional information relating to our acquisitions, dispositions and joint ventures is contained in Notes 3, 4, 8 and 9 of the Notes to Consolidated Financial Statements in Item 8 below.

Research and Development

We have significant research, development, engineering and product design capabilities. At September 30, 2011, we employed approximately 6,900 engineers.

Amounts attributed to our research and development (R&D) activities are as follows:

(in millions)	2011	2010	2009
Customer-funded (1)	$550	$516	$493
Company-funded	355	345	355
Total research and development	$905	$861	$848

(1)	Customer-funded R&D includes activities relating to the development of new products and the improvement of existing products for which we are reimbursed by our customers. As discussed in Note 2 of the Notes to Consolidated Financial Statements in Item 8 below, customer-funded R&D expense also includes amortization of pre-production engineering costs. The critical accounting policies involving pre-production engineering costs are discussed under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

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

Employees

As of September 30, 2011, we had approximately 20,500 employees. Approximately 2,000 of our employees in the U.S. are covered by collective bargaining agreements. The collective bargaining agreements for the bargaining unit employees are set to expire beginning in May 2013. In certain of our non-U.S. subsidiaries, many of our employees are represented by workers' councils or statutory labor unions.

Cyclicality and Seasonality

The avionics and communications markets in which we sell our products are, to varying degrees, cyclical and have experienced periodic upswings and downturns. For example, markets for our commercial aviation electronic products have experienced downturns during periods of slowdowns in the commercial airline industry and during periods of weak conditions in the economy in general, as demand for new aircraft generally declines during these periods. We believe that we are currently benefiting from a commercial aviation upswing especially with production rate increases anticipated by various aircraft manufacturers to meet significant backlogs. Our Government Systems business is also subject to some cyclicality primarily as a result of U.S. Government defense budget cycles. While we believe our Government Systems business is well positioned, the U.S. Government defense budget is expected to decline in the coming years.

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

Environmental Matters

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have had and will continue to have an impact on our manufacturing operations. To date, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. We believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business or financial condition, but could possibly be material to the results of operations or cash flows of any one period. Additional information on environmental matters is contained in Note 22 of the Notes to Consolidated Financial Statements in Item 8 below.

Geographic Information

Our principal markets outside the U.S are in France, Canada, the United Kingdom, Germany, Japan, Australia, China, Italy, Sweden, Spain, Singapore, Brazil, United Arab Emirates and India. In addition to normal business risks, operations outside the U.S. are subject to other risks, including political, economic and social environments, governmental laws and regulations and currency revaluations and fluctuations.

Selected financial information by major geographic area for each of the three years in the period ended September 30, 2011 is contained in Note 25 of the Notes to Consolidated Financial Statements in Item 8 below.

Item 1A. Risk Factors.

A global recession may adversely affect us.

It is unclear how well the economy has recovered from a global recession that caused failures of financial institutions and led to unprecedented government intervention in the U.S., Europe and other regions of the world. If another recession emerges that impacts where we do business, risks may include:
  declines in revenues, profitability and cash flows from reduced orders, payment delays or other factors caused by the economic problems of customers adverse impacts on our access to short-term commercial paper borrowings or other credit sources supply problems associated with any financial constraints faced by our suppliers
Reduction in U.S. Government spending may adversely impact Government Systems sales and profitability.

In 2011, 43 percent of our sales were derived from U.S. Government contracts, both directly and indirectly through subcontracts. Defense funding by the U.S. Government faces significant pressures and is expected to decline over the next few years due to the overall economic environment, budget deficits and competing budget priorities. Cost cutting, efficiency initiatives, reprioritization and other affordability analysis by the U.S. Government on defense spending could present some additional opportunities for us, but overall may adversely impact our Government Systems sales and profitability.

International conflicts and terrorism may adversely affect our business.

International conflicts such as the war in Afghanistan, political turmoil in the Middle and Far East and the possibility of future terrorist attacks cause significant uncertainty with respect to U.S. and other business and financial markets and may adversely affect our business. These international conflicts also affect the price of oil, which has a significant impact on the financial health of our commercial customers. Although our Government Systems business may experience greater demand for its products as a result of increased government defense spending, factors arising (directly or indirectly) from international conflicts or terrorism which may adversely affect our commercial business include reduced aircraft build rates, upgrades, maintenance and spending on discretionary products such as in-flight entertainment, as well as increases in the cost of property and aviation products insurance and increased restrictions placed on our insurance policies. The war in Afghanistan creates the risk that our Government Systems customers may need to redirect funding from our existing business to pay for war-related activities. Furthermore, we currently hold only nominal insurance related to the effects of terrorist acts on our assets and our aircraft products.

We depend to a significant degree on U.S. Government contracts, which are subject to unique risks.

In addition to normal business risks, our supply of systems and products to the U.S. Government is subject to unique risks which are largely beyond our control. These risks include:
  dependence on Congressional appropriations and administrative allotment of funds the ability of the U.S. Government to terminate, without prior notice, partially completed government programs and contracts that were previously authorized changes in governmental procurement legislation and regulations and other policies which may reflect military and political developments significant changes in contract scheduling or program structure, which generally result in delays or reductions in deliveries intense competition for available U.S. Government business necessitating increases in time and investment for design and development difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work changes over the life of U.S. Government contracts, particularly development contracts, which generally result in adjustments of contract prices claims based on U.S. Government work, which may result in fines, the cancellation or suspension of payments or suspension or debarment proceedings affecting potential further business with the U.S. Government
Our business is heavily concentrated in the aviation industry.

As a provider of products and services to the aviation industry, we are significantly affected by the overall economic condition of that industry. The aviation industry is historically cyclical.

Our business, financial condition, results of operations and cash flows may be adversely impacted, among other things, by the following:
  reductions in demand for aircraft and delayed aircraft delivery schedules challenges in the financial condition of some of our existing and potential customers reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support retirement or storage of older generation aircraft, resulting in fewer retrofits and less demand for services for those aircraft limited availability of financing for airlines or aircraft high fuel costs

  health pandemics or other disruptions to commercial air travel demand
New airspace management technologies may impact future sales.

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
  delays in the development of the necessary satellite and ground infrastructure by U.S. and other governments delays in adopting national and international regulatory standards competitors developing better products

  failure of our product development investments in communications, navigation and surveillance products that enable airspace management technologies to coincide with market evolution to, and demand for, these products the ability and desire of customers to invest in products enabling airspace management technologies

We derive a significant portion of our revenues from international sales and are subject to the risks of doing business outside the U.S.

In 2011, revenues from products and services exported from the U.S. or manufactured and serviced abroad were 30 percent of our total sales. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:
  laws, regulations and policies of non-U.S. governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad regulatory requirements and potential changes, including imposition of tariffs or embargoes, export controls and other trade restrictions and antitrust and data privacy requirements changes in government spending on defense programs, including the potential spending decline in European countries uncertainties and restrictions concerning the availability of funding, credit or guarantees requirements of certain customers which obligate us to specified levels of in-country purchases, manufacturing or investments, known as offsets, and penalties in the event we fail to perform in accordance with the offset requirements import and export licensing requirements and regulations

  uncertainties as to local laws and enforcement of contract and intellectual property rights rapid changes in government, economic and political policies, political or civil unrest or the threat of international boycotts or U.S. anti-boycott legislation
We have made, and expect to continue to make, strategic acquisitions that involve significant risks and uncertainties.

We completed five acquisitions in the last three years and we intend to enter into acquisitions in the future in an effort to enhance shareowner value. Acquisitions involve a certain amount of risks and uncertainties such as:
  the difficulty in integrating newly-acquired businesses and operations in an efficient and cost-effective manner and the risk that we encounter significant unanticipated costs or other problems associated with integration the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets the risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties the potential loss of key employees of the acquired businesses the risk of diverting the attention of senior management from our existing operations
We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

During 2011, approximately 90 percent of our total sales were from, and a significant portion of our anticipated future sales will be from, fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial cost estimates are incorrect, we can incur losses on these contracts. These fixed-price contracts can expose us to potentially large losses because the customer may compel us to complete a project or, in the event of a termination for default, pay the entire incremental cost of its replacement by another provider regardless of the size of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns could have an adverse impact on our financial condition, operating results and cash flows.

Costs of certain employee and retiree benefits may continue to rise.

Although we have taken action seeking to contain volatility in the costs related to medical and pension benefits, there are risks that our costs for these benefits will increase as a result of:
  continued increases in medical costs related to current employees due to increased usage of medical benefits, medical inflation and the impact of recent U.S. Government health care legislation material changes in legislation or market dynamics as a result impacting medical or pension matters the effect declines in the stock and bond markets have on the performance of our pension plan assets potential reductions in the discount rate used to determine the present value of our retirement benefit obligations
Tax changes could affect our effective tax rate and future profitability.

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

A cybersecurity incident could have negative impact.

A cyber-attack that bypasses our information technology (IT) security systems causing an IT security breach, may lead to a material disruption of our IT business systems and/or the loss of business information resulting in adverse business impact. Risks may include:
  future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property operational or business delays resulting from the disruption of IT systems and subsequent clean-up and mitigation activities negative publicity resulting in reputation or brand damage with our customers, partners or industry peers

Cautionary Statement

This Annual Report on Form 10-K, and documents that are incorporated by reference in this Annual Report on Form 10-K, contain statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; the rate of recovery of the commercial aftermarket; the impacts of earthquakes or other natural disasters, including potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or other sensitive information, corruption of data or operational disruption; delays related to the award of domestic and international contracts; the continued support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of terrorist events on the commercial aerospace industry; potential declining defense budgets resulting from budget deficits in the U.S. and abroad; impact from the delay in the resolution of program funding in the 2012 U.S. defense budget; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity and quality improvements and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of lawsuits, claims and legal proceedings, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

As of September 30, 2011, we operated 20 manufacturing facilities throughout the U.S. and various manufacturing facilities in Mexico, France, Germany and the United Kingdom. The Company also had engineering facilities, sales offices, warehouses and service locations in approximately 20 countries around the world. These facilities have aggregate floor space of approximately 7 million square feet. Of this floor space, approximately 55 percent is owned and approximately 45 percent is leased. There are no major encumbrances on any of our plants or equipment, other than financing arrangements which in the aggregate are not significant. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2011 is as follows:

	Owned	Leased
Location	Facilities	Facilities	Total
(in thousands of square feet)
U.S.	3,513	2,561	6,074
Europe	329	304	633
Canada and Mexico		123	123
Asia Pacific	—	186	186
South America	—	9	9
Total	3,842	3,183	7,025

	Owned	Leased
Type of Facility	Facilities	Facilities	Total
(in thousands of square feet)
Manufacturing and service	1,929	1,387	3,316
Sales, engineering and general office space	1,913	1,796	3,709
Total	3,842	3,183	7,025

We have facilities with a total of at least 100,000 square feet in the following cities: Cedar Rapids, Iowa (3,060,000 square feet), Richardson, Texas (390,000 square feet), Melbourne, Florida (380,000 square feet), Sterling, Virginia (320,000 square feet), Heidelberg, Germany (240,000 square feet), Tustin, California (215,000 square feet), Coralville, Iowa (180,000 square feet), Wilsonville, Oregon (180,000 square feet), Duluth, Georgia (160,000 square feet), Toulouse, France (160,000 square feet), Irvine, California (140,000 square feet), Salt Lake City, Utah (120,000 square feet) and Mexicali, Mexico (105,000 square feet). Most of our facilities are generally shared for the benefit of our Government Systems and Commercial Systems businesses. We are currently in the process of vacating 140,000 square feet of leased space in Sterling, Virginia and consolidating into another location in Sterling, Virginia (180,000 square feet). These facilities have been included in the tables and are characterized as primarily manufacturing.

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

Item 4. Reserved.

Item 4A. Executive Officers of the Company.

The name, age, office and position held with us, and principal occupations and employment during the past five years of each of our executive officers as of November 15, 2011 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age
Clayton M. Jones—Chairman of the Board of Rockwell Collins since June 2002; President and Chief Executive Officer of Rockwell Collins since June 2001	62
Barry M. Abzug—Senior Vice President, Corporate Development of Rockwell Collins since October 2001	59
Patrick E. Allen—Senior Vice President and Chief Financial Officer of Rockwell Collins since January 2005	47
John-Paul E. Besong—Senior Vice President, e-Business of Rockwell Collins since April 2007; Senior Vice President of e-Business & Lean Electronics of Rockwell Collins prior thereto	58
Gary R. Chadick—Senior Vice President, General Counsel and Secretary of Rockwell Collins since July 2001	50
Gregory S. Churchill—Executive Vice President, International and Service Solutions since February 2010; Executive Vice President and Chief Operating Officer, Government Systems of Rockwell Collins prior thereto	54
Bruce M. King—Senior Vice President, Operations of Rockwell Collins since May 2011; Vice President and General Manager Communications Products of Rockwell Collins from September 2010 to May 2011; Vice President and General Manager, Surface Solutions of Rockwell Collins from January 2008 to September 2010; Vice President and General Manager, Communication Systems of Rockwell Collins prior thereto	50
Ronald W. Kirchenbauer—Senior Vice President, Human Resources of Rockwell Collins since April 2003	64
Nan Mattai—Senior Vice President, Engineering and Technology of Rockwell Collins since November 2004	59
Jeffrey A. Moore—Senior Vice President, Special Projects since May 2011; Senior Vice President of Operations of Rockwell Collins from April 2006 to May 2011; Acting Senior Vice President of Operations of Rockwell Collins from October 2005 to April 2006; Vice President of Manufacturing Operations of Rockwell Collins prior thereto	58
Robert K. Ortberg—Executive Vice President and Chief Operating Officer, Government Systems since February 2010; Executive Vice President and Chief Operating Officer, Commercial Systems of Rockwell Collins from October 2006 to February 2010; Vice President and General Manager, Air Transport Systems of Rockwell Collins prior thereto	51
Marsha A. Schulte—Vice President, Finance & Controller of Rockwell Collins since May 2006; Vice President & Controller, Operations of Rockwell Collins prior thereto	54
Kent L. Statler—Executive Vice President and Chief Operating Officer, Commercial Systems since February 2010; Executive Vice President, Rockwell Collins Services from October 2006 to February 2010; Senior Vice President and General Manager of Rockwell Collins Services prior thereto	46
Douglas E. Stenske—Vice President, Treasurer and Financial Planning of Rockwell Collins since March 2011; Vice President and General Auditor of Rockwell Collins from May 2008 to March 2011; Treasurer of Rockwell Collins prior thereto	45
Robert A. Sturgell—Senior Vice President, Washington Operations since April 2009; Acting Administrator of the Federal Aviation Administration (FAA) from September 2007 to April 2009; Deputy Administrator of the FAA prior thereto	52

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

Market Information

Our common stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol COL. On October 31, 2011, there were 22,638 shareowners of record of our common stock.

The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange—Composite Transactions reporting system during each quarter of our years ended September 30, 2011 and 2010:

	2011		2010
Fiscal Quarters	High	Low	High	Low
First	$62.25	$54.10	$56.88	$47.19
Second	67.29	57.87	63.73	52.03
Third	65.20	58.57	68.04	51.85
Fourth	62.82	43.82	59.40	51.87

Dividends

The following table sets forth the cash dividends per share paid by us during each quarter of our years ended September 30, 2011 and 2010:

Fiscal Quarters	2011	2010
First	$0.24	$0.24
Second	0.24	0.24
Third	0.24	0.24
Fourth	0.24	0.24

Based on our current dividend policy, we have been paying quarterly cash dividends which, on an annual basis, equal $0.96 per share. The declaration and payment of dividends, however, will be at the sole discretion of our Board of Directors.

Repurchases

Our Board of Directors has authorized certain repurchases of our common stock. During 2011, we repurchased approximately 5.5 million shares of our common stock at a total cost of $322 million, which resulted in a weighted average cost of $58.50 per share. During 2010, we repurchased approximately 3.2 million shares at a total cost of $182 million, which resulted in a weighted average cost of $57.50 per share.

The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended September 30, 2011:

				Maximum Number
			Total Number of	(or Approximate
	Total		Shares Purchased as	Dollar Value) of
	Number of		Part of Publicly	Shares that May Yet
	Shares	Average Price	Announced	Be Purchased Under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
July 1, 2011 through July 31, 2011	323,000	$59.15	323,000	$32 million
August 1, 2011 through August 31, 2011	591,000	$48.24	591,000	$3 million
September 1, 2011 through September 30, 2011	—	$—	—	$703 million
Total/Average	914,000	$52.10	914,000

(1)	On September 14, 2011, our Board authorized the repurchase of an additional $700 million of our common stock. This authorization has no stated expiration.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 below. The Statement of Operations, Statement of Financial Position and other data has been derived from our audited financial statements. Certain prior period information has been reclassified to conform to the current year presentation and to reflect the results of the divested Rollmet business as a discontinued operation.

	Years Ended September 30
	2011(a)	2010(b)	2009(c)	2008(d)	2007(e)
(dollars in millions, except per share amounts)
Statement of Operations Data:
Sales	$4,806	$4,631	$4,428	$4,734	$4,392
Cost of sales	3,427	3,353	3,118	3,308	3,073
Selling, general and administrative expenses	533	476	457	484	481
Income from continuing operations	615	557	589	673	583
Income from discontinued operations, net of taxes	19	4	5	5	2
Net income	634	561	594	678	585
Net income as a percent of sales	13.2%	12.1%	13.4%	14.3%	13.3%
Diluted earnings per share from continuing operations	3.94	3.50	3.70	4.13	3.44
Statement of Financial Position Data:
Working capital(f)	$1,394	$1,237	$1,003	$598	$710
Property	754	707	719	680	607
Goodwill and intangible assets	1,088	1,072	964	807	691
Total assets	5,389	5,064	4,645	4,144	3,750
Short-term debt	—	24	—	287	—
Long-term debt	528	525	532	228	223
Shareowners' equity	1,523	1,482	1,292	1,408	1,573
Other Data:
Capital expenditures	$152	$109	$153	$171	$125
Depreciation and amortization	141	149	144	129	118
Dividends per share	0.96	0.96	0.96	0.80	0.64
Stock Price:
High	$67.29	$68.04	$51.37	$76.00	$74.69
Low	43.82	47.19	27.67	43.26	54.38

(a)	Income from discontinued operations includes a $17 million gain ($27 million before income taxes) resulting from the sale of the Company’s Rollmet business. In addition, income from continuing operations includes $17 million of restructuring and asset impairment charges ($27 million before income taxes) primarily related to real estate lease and contract termination charges, asset impairment charges and employee severance costs. $26 million of the pre-tax restructuring and asset impairment charge was recorded in cost of sales and the remaining $1 million was included in selling, general and administrative expenses. Net income also includes a $16 million income tax benefit related to the retroactive reinstatement of the previously expired Federal Research and Development Tax Credit.
(b)	Includes a $20 million income tax benefit related to the favorable resolution of certain tax matters in 2010.
(c)	Includes $21 million of restructuring and asset impairment charges primarily related to reductions in workforce and decisions to implement certain facility rationalization actions ($14 million after taxes). $19 million of the restructuring and asset impairment charge was recorded in cost of sales and the remaining $2 million was included in selling, general and administrative expenses.
(d)	Includes a $22 million income tax benefit related to the favorable resolution of certain tax matters in 2008.
(e)	Includes (i) a $13 million reduction in income tax expense related to the retroactive reinstatement of the previously expired Federal Research and Development Tax Credit and (ii) a $5 million favorable adjustment to a previously recorded restructuring charge. The $5 million adjustment in 2007 was primarily due to lower than expected employee separation costs ($3 million gain after taxes).
(f)	Working capital consists of all current assets and liabilities, including cash and short-term debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 below. The following discussion and analysis contains forward-looking statements and estimates that involve risks and uncertainties. Actual results could differ materially from these estimates. Factors that could cause or contribute to differences from estimates include those discussed under "Cautionary Statement" and "Risk Factors" contained in Item 1A above.

We operate on a 52/53 week fiscal year ending on the Friday closest to September 30. For ease of presentation, September 30 is utilized consistently throughout Management's Discussion and Analysis of Financial Condition and Results of Operations to represent the fiscal year end date. 2011, 2010 and 2009 were all 52 week fiscal years. All date references contained herein relate to our fiscal year unless otherwise stated.

As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Rollmet product line, formerly included within the Commercial Systems segment, has been accounted for as a discontinued operation for all periods presented and therefore certain prior period amounts have been reclassified to conform to the current year presentation. Unless otherwise noted, disclosures pertain to our continuing operations.

OVERVIEW AND OUTLOOK

We benefit from a diversified and balanced business, serving both commercial and government markets. This diversification and balance was an important attribute that helped support the performance of our Company during 2011. While our Government Systems business saw a modest revenue decline this year, our Commercial Systems business achieved a 13 percent increase in sales and a 290 basis point increase in segment operating margins. The reduction in Government Systems sales during 2011 was primarily due to the adverse impact of a change in government spending priorities and the lingering effects from the delay in ratification of the 2011 U.S. Department of Defense Appropriations Bill. In response to the challenging market conditions and projected decrease in 2012 sales for our Government Systems business, we redeployed resources and implemented a restructuring plan which, along with other cost savings initiatives, will better align our resources with this new economic environment. Our Commercial Systems business realized revenue growth from increased sales of our avionics systems to original equipment manufacturers (OEMs) for new commercial and business aircraft. This business also benefited from increased aftermarket sales to customers who remain focused on increasing the efficiency of their aircraft.

A continued focus on operating efficiency, strong incremental margin performance from our Commercial Systems business, higher share repurchases and lower tax expense drove a 15 percent increase in diluted earnings per share, which includes an after-tax gain of $17 million resulting from the divestiture of a non-core product line and an after-tax charge of $17 million related to certain restructuring and asset impairment charges. We generated the following results for 2011:
  sales of $4.81 billion

  diluted earnings per share of $4.06

  operating cash flow of $657 million

  invested in research and development (R&D) at 18.8 percent of sales
We believe our Company has proven its ability to both react quickly to changing business conditions and to execute its business plans. Our fundamental strategies continue to serve us well: the balance between our commercial and government businesses; the diversification of our customer base and product offerings; the integration of our business through our shared service operating model; our focus on innovation through R&D.

Balance—We feel our business is characterized by its balance, in terms of market segment, geographic regions and product and customer sales mix. We strive to maintain a balance between our Government and Commercial Systems businesses, believing that the segments are complementary to one another.

Diversification—Our business derives its revenue streams from a large number of customers, products, solutions, geographic regions and markets. Our Government Systems business executes against numerous programs every year for a variety of customers, including the U.S. Department of Defense, state and local governments, other government agencies, civil agencies, defense contractors and foreign ministries of defense. Our Commercial Systems business serves customers ranging from the world's largest aircraft manufacturers to individual aircraft owners within the general aviation marketplace. This diversification of revenue sources enables us to pursue numerous growth opportunities as business conditions vary across our portfolios.

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

Looking forward to 2012, we believe the strong revenue growth expected in our Commercial Systems business should more than offset the modest decline anticipated in our Government Systems business. Despite the revenue decline that is expected to continue in Government Systems, we believe diluted earnings per share will increase at more than three times the rate of overall revenue growth. We expect to achieve this growth from incremental margins on higher anticipated Commercial Systems sales, continued improvements in operating efficiency and enhanced share repurchases funded through cash flow from operations and the incurrence of approximately $250 million of debt in 2012. Highlights of our 2012 earnings guidance are as follows:
  total sales in the range of $4.9 billion to $5.0 billion, or about a 2 percent to 4 percent increase over 2011 diluted earnings per share in the range of $4.40 to $4.60

  cash provided by operating activities in the range of $625 million to $725 million capital expenditures of about $150 million

  total company and customer-funded R&D expenditures of about $900 million, or about 18 percent of total sales
See the following sections for further discussion of 2011 and anticipated 2012 results of operations. For additional disclosure on segment operating earnings see Note 25 of the Notes to Consolidated Financial Statements in Item 8 below. Please also see our Risk Factors and Cautionary Statement in Item 1A of this Form 10-K.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for 2009 through 2011 and should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 below.

As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Rollmet product line, formerly included within the Commercial Systems segment, has been accounted for as a discontinued operation for all periods presented and certain prior period amounts have been reclassified to conform to the current year presentation. Unless otherwise noted, disclosures pertain to our continuing operations.

Consolidated Financial Results

Sales

(dollars in millions)	2011	2010	2009
U.S.	$3,356	$3,284	$3,039
Non-U.S.(1)	1,450	1,347	1,389
Total	$4,806	$4,631	$4,428
Percent increase	4%	5%

(1)	Sales are attributed to geographic region based on country of destination.

Sales for 2011 compared to 2010

Total sales increased $175 million, or 4 percent, in 2011 compared to 2010, primarily due to a $223 million increase in Commercial Systems sales partially offset by a $48 million reduction in Government Systems sales. Incremental sales from acquisitions, principally the December 2009 acquisition of AR Group, Inc. (Air Routing), contributed $15 million, or less than 1 percentage point of revenue growth. A more detailed discussion of sales by segment in 2011 and 2010 is found in the Government Systems and Commercial Systems Financial Results sections below.

Domestic sales increased $72 million, or 2 percent, in 2011 compared to 2010, primarily attributable to higher Commercial Systems sales to Boeing and increased sales of our aftermarket products and services to commercial airlines and other domestic customers, including incremental service sales from the Air Routing acquisition, partially offset by lower sales to the U.S. Government resulting from the adverse market conditions described in the Government Systems sales section below.

Non-U.S. sales increased by $103 million, or 8 percent, in 2011 compared to 2010, primarily due to the combined impact of higher Commercial Systems sales to non-U.S. business OEMs such as Bombardier and increased aftermarket revenues to commercial customers outside the U.S.

Sales for 2010 compared to 2009

Total sales increased $203 million, or 5 percent, in 2010 compared to 2009, primarily due to a $282 million increase in Government Systems sales partially offset by a $79 million reduction in Commercial Systems sales. Incremental sales from the May 2009 acquisition of DataPath, the December 2009 acquisition of Air Routing and the November 2008 acquisition of SEOS Group Limited (SEOS), contributed a total of $209 million in revenue, or 5 percentage points of revenue growth. A more detailed discussion of sales by segment in 2010 and 2009 is found in the Government Systems and Commercial Systems Financial Results sections below.

Domestic sales increased $245 million, or 8 percent, in 2010 compared to 2009, primarily attributable to sales growth in our Government Systems segment driven by higher product and service sales from the DataPath acquisition and increased sales to the U.S. Government. In addition, higher Commercial Systems sales to Boeing and incremental service sales from the Air Routing acquisition were partially offset by decreased sales to domestic business jet OEMs.

Non-U.S. sales decreased by $42 million, or 3 percent, in 2010 compared to 2009, primarily due to lower Commercial Systems sales impacted by reduced production rates at non-U.S. business and regional jet OEMs, partially offset by incremental sales to regions outside the U.S. from the DataPath and SEOS acquisitions.

Cost of Sales

(dollars in millions)	2011	2010	2009
Total cost of sales	$3,427	$3,353	$3,118
Percent of total sales	71.3%	72.4%	70.4%

Cost of sales consists of all costs incurred to design and manufacture our products and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Cost of sales for 2011 compared to 2010

Total cost of sales increased $74 million, or 2 percent, in 2011 compared to 2010, primarily due to the following:
  $59 million increase resulted from the $175 million of net sales growth discussed in the Commercial Systems and Government Systems Financial Results sections below

  $27 million increase was attributable to higher employee incentive compensation expenses. For 2011, $66 million of employee incentive compensation expense was included in cost of sales. For 2010, $39 million of employee incentive compensation expense was included in cost of sales

  $26 million increase resulted from the restructuring and asset impairment charges recorded in 2011 which were classified within cost of sales, as discussed in Note 24 of the Notes to Consolidated Financial Statements

  the above items were partially offset by a $31 million reduction to cost of sales attributable to lower defined benefit pension expense. As discussed in the Retirement Plans section below, the reduction in pension expense was primarily due to a change in the period of time over which actuarial gains and losses are amortized. For 2011, pension income reduced cost of sales by $18 million, compared to $13 million of pension expense included within cost of sales for 2010
Cost of sales for 2010 compared to 2009

Total cost of sales increased $235 million, or 8 percent, in 2010 compared to 2009, primarily due to the following:
  incremental product and service cost of sales from the DataPath, Air Routing and SEOS acquisitions totaling $146 million

  $45 million increase attributable to higher employee incentive compensation expenses. For 2010, $39 million of employee compensation expense was included in cost of sales. For 2009, no employee incentive compensation was awarded. In addition, a favorable adjustment to reduce cost of sales by $6 million occurred during 2009 resulting from lower than expected compensation payments made to employees in 2009 for incentive awards earned in 2008

  $32 million increase attributable to higher defined benefit pension expense. As discussed in the Retirement Plans section below, the increase in pension expense was primarily due to the unfavorable impact of a decrease in the discount rate used to measure our U.S. pension expense from 7.60 percent in 2009 to 5.47 percent in 2010. For 2010, $13 million of pension expense was included within cost of sales, compared to $19 million of pension income during 2009

  $19 million benefit due to the absence of restructuring and asset impairment charges recorded in 2009 primarily related to the closure of our facility in San Jose, California the remaining variance was primarily related to a $68 million increase in cost of sales associated with the organic sales growth in Government Systems, partially offset by a $37 million net reduction in other cost of sales that was largely driven by the lower organic Commercial Systems sales volume. See the Government Systems and Commercial Systems Financial Results sections below for further discussion

R&D expense is included as a component of cost of sales and is summarized as follows:

(dollars in millions)	2011	2010	2009
Customer-funded:
Government Systems	$460	$437	$413
Commercial Systems	90	79	80
Total customer-funded	550	516	493
Company-funded:
Government Systems	116	115	104
Commercial Systems	239	230	251
Total company-funded	355	345	355
Total research and development expense	$905	$861	$848
Percent of total sales	18.8%	18.6%	19.0%

Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method of accounting. As discussed in Note 2 of the Notes to Consolidated Financial Statements, customer-funded R&D expense also includes amortization of pre-production engineering costs. This amortization totaled $15 million, $15 million and $7 million for 2011, 2010 and 2009, respectively. Company-funded R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering related product materials and equipment and subcontracting costs.

Total R&D expense increased $44 million from 2010 to 2011. The customer-funded portion of R&D expense increased $34 million from 2010 to 2011, primarily due to a $23 million increase within Government Systems that was largely attributable to effort on new development programs such as the KC-46A Tanker, E-6 special mission aircraft and the Common Range Integrated Instrumentation System (CRIIS) programs. An additional $11 million increase resulted from Commercial Systems, driven by increased effort on various business and regional jet platforms. The $10 million increase in company-funded R&D was primarily within Commercial Systems and was largely driven by increased effort towards development of next generation avionics for business aircraft and incremental effort related to our content on the Boeing 747-8 aircraft.

Total R&D expense increased $13 million from 2009 to 2010. The customer-funded portion of R&D expense increased $23 million from 2009 to 2010, primarily due to a $24 million increase within Government Systems from customer-funded development efforts on a European fixed-wing aircraft program and a public safety vehicle-electronics integration program. The increase in customer-funded R&D was partially offset by a $10 million decrease in company-funded R&D. Commercial Systems company-funded R&D decreased $21 million, primarily from lower spending as certain projects neared completion and the timing of other efforts were delayed as we continued to manage our cost structure and adjust to market demands. This decrease was partially offset by an $11 million increase in company-funded R&D expense within Government Systems, primarily related to the DataPath acquisition and increased spending on other programs.

Looking forward to 2012, total R&D expense is expected to be approximately $900 million, or about 18 percent of anticipated total Company sales. We expect customer-funded R&D within Government Systems to decrease as a result of recent program terminations. We expect this decrease to be partially offset by an increase in company-funded R&D within Commercial Systems as we continue to apply our recently certified Pro Line Fusion architecture to certain next generation flight decks for business aircraft.

Selling, General and Administrative Expenses

(dollars in millions)	2011	2010	2009
Selling, general and administrative expenses	$533	$476	$457
Percent of total sales	11.1%	10.3%	10.3%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses increased $57 million, or 12 percent, in 2011 compared to 2010, primarily due to the following:
  $29 million from higher employee incentive compensation costs and merit pay increases

  $18 million increase resulting from the combined impact of pursuing international business opportunities (including the opening and staffing of new offices in Paris, China and the Middle East), higher bid and proposal costs and an increase in other selling costs and activities

  $3 million of incremental SG&A expense from acquisitions, primarily Air Routing
Total SG&A expenses increased $19 million, or 4 percent, in 2010 compared to 2009, primarily due to the following:
  $49 million increase due to the combined impact of incremental SG&A expense from the DataPath, Air Routing and SEOS acquisitions, and higher employee incentive compensation costs

  $30 million decrease in SG&A expense primarily comprised of reductions in employee headcount and other cost savings
Interest Expense

(in millions)	2011	2010	2009
Interest expense	$19	$20	$18

Interest expense decreased by $1 million in 2011 compared to 2010. Interest expense increased by $2 million in 2010 compared to 2009, primarily due to a full year of interest expense associated with the $300 million of long-term debt issued May 6, 2009. See Note 11 of the Notes to the Consolidated Financial Statements in Item 8 below for more detail regarding outstanding debt.

Other Income, Net

(in millions)	2011	2010	2009
Other income, net	$(28)	$(14)	$(23)

For additional information regarding the fluctuations in Other income, net, see Note 16 of the Notes to Consolidated Financial Statements in Item 8 below.

Income Tax Expense from Continuing Operations

(dollars in millions)	2011	2010	2009
Income tax expense	$240	$239	$269
Effective income tax rate	28.1%	30.0%	31.4%

The effective income tax rate differed from the U.S. statutory tax rate as detailed below:

	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	1.1	0.8	0.7
Research and development credit	(4.7)	(1.2)	(2.2)
Domestic manufacturing deduction	(1.9)	(1.1)	(1.3)
Tax settlements	(0.4)	(2.4)	—
Other	(1.0)	(1.1)	(0.8)
Effective income tax rate	28.1%	30.0%	31.4%

The difference between our effective income tax rate in 2011 and the statutory tax rate is primarily due to the tax benefits derived from the Federal Research and Development Tax Credit (Federal R&D Tax Credit), which provides a tax benefit on certain incremental R&D expenditures, and the Domestic Manufacturing Deduction under Section 199 (DMD), which provides a tax benefit on U.S. based manufacturing.

The effective income tax rate in 2011 decreased from 2010 primarily due to the retroactive reinstatement of the Federal R&D Tax Credit which had previously expired on December 31, 2009. On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted which reinstated and extended the Federal R&D Tax Credit from January 1, 2010 to December 31, 2011 and reduced our 2011 effective income tax rate by about 2 percent.

The effective income tax rate in 2010 decreased from 2009 primarily due to the favorable impact of the Internal Revenue Service (IRS) completing its examination of the taxable years ended September 30, 2006 and 2007, partially offset by differences in the availability of the Federal R&D Tax Credit which expired December 31, 2009.

The effective income tax rates for 2011, 2010 and 2009 include a tax benefit related to the DMD. The DMD tax benefit available in 2010 and 2009 was being phased in by statute and was therefore lower than the full DMD tax benefit which became effective beginning in fiscal year 2011.

Management believes a valuation allowance against deferred tax assets is not necessary because it is more likely than not the deferred tax assets will be fully realized, except for $14 million of deferred tax assets which have been fully reserved related to foreign net operating losses in Sweden and the United Kingdom which are not subject to expirations.

Net Income and Diluted Earnings Per Share

(in millions, except per share amounts)	2011	2010	2009
Income from continuing operations	$615	$557	$589
Percent of sales	12.8%	12.0%	13.3%

Income from discontinued operations, net of taxes	19	4	5
Net income	$634	$561	$594

Diluted earnings per share from continuing operations	$3.94	$3.50	$3.70
Diluted earnings per share from discontinued operations	0.12	0.02	0.03
Diluted earnings per share	$4.06	$3.52	$3.73

Weighted average diluted common shares	156.1	159.2	159.4

Net income for 2011 increased 13 percent to $634 million from net income of $561 million for 2010. Diluted earnings per share increased 15 percent to $4.06 for 2011 compared to $3.52 for 2010. Net income for 2011 includes a $17 million gain ($27 million before income taxes) from the divestiture of the Rollmet product line and also includes a $17 million charge ($27 million before income taxes) related to certain restructuring and asset impairment charges discussed in Note 24 of the Notes to Consolidated Financial Statements. The increase in net income and diluted earnings per share was primarily the result of higher earnings from Commercial Systems as discussed in the Commercial Systems Financial Results section below, partially offset by a reduction in Government Systems earnings as discussed in the Government Systems Financial Results section below. The impact of the 2011 restructuring and asset impairment charge was included in income from continuing operations while the gain on sale of the divested Rollmet business was included in discontinued operations. The increase in diluted earnings per share was greater than the increase in net income due to the positive impact of our share repurchase program.

Net income for 2010 decreased 6 percent to $561 million from net income of $594 million for 2009. Diluted earnings per share decreased 6 percent to $3.52 for 2010 compared to $3.73 for 2009. The decrease in net income and diluted earnings per share was primarily the result of higher expense from increased pension and employee incentive compensation costs and lower earnings from reduced Commercial Systems sales volume as discussed in the Commercial Systems Financial Results section. These items were partially offset by higher earnings from increased Government Systems sales volume as discussed in the Government Systems Financial Results section, a reduction to the effective income tax rate as discussed in the Income Taxes section and the absence of restructuring and asset impairment charges which occurred in 2009. The 2009 restructuring and asset impairment charge primarily related to the closure of a facility in San Jose, California and totaled $14 million after income taxes, or $21 million before income taxes.

Segment Financial Results

Government Systems

Overview and Outlook

Our Government Systems business provides avionics, communication products, surface solutions and navigation products to the U.S. Department of Defense, state and local governments, other government agencies, civil agencies, defense contractors and foreign ministries of defense around the world. These systems, products and services support airborne (fixed and rotary wing), ground and shipboard applications. The short and long-term performance of our Government Systems business is affected by a number of factors, including the amount and prioritization of defense spending by the U.S. and non-U.S. governments, which is generally based on the security environment and underlying political landscape resulting from budget deficits.

We expect global baseline defense budgets to be constrained as we move into fiscal year 2012. We also anticipate our government customers will have reduced procurement budgets and the available funding for R&D will decline. Factors driving this decline include reductions in supplemental appropriations that are expected to put further pressure on procurement budgets, as well as the adverse impact resulting from program cancellations and the potential for further cuts to the U.S. Department of Defense budget caused by the Deficit Reduction Act and a volatile political landscape. In this market environment, we continue to believe high priority military transformation initiatives and customer demand for cost-effective solutions to modernize and extend the life of current systems or to replace systems returning from deployment will lead to funding support for our military communications and electronics equipment.

Risks affecting future performance of our Government Systems business include, but are not limited to:
  potential impact of geopolitical and economic events

  overall funding and prioritization of the U.S. and non-U.S. defense budgets delayed, reduced or canceled funding for programs we have won our ability to win new business, successfully develop products and execute on programs pursuant to contractual requirements
We expect Government Systems sales to decrease by low single digits in 2012 compared to 2011, driven primarily by the following:
  $75 million reduction from lower production rates for legacy global positioning system (GPS) products as troop deployments wind down in Afghanistan and Iraq

  $60 million unfavorable impact from three programs that were terminated by the U.S. government for convenience during 2011 lower Joint Tactical Radio System program revenue for the Ground Mobile Radio variant fewer deliveries of iForce public safety vehicle systems
The majority of the unfavorable items above are anticipated to be experienced in the first half of fiscal year 2012. We expect the above items to be partially offset by sales growth experienced over the full year in the following areas:
  tanker and transport avionics

  fighter avionics and services

  hardware for international targeting integration systems

  simulation and training systems

We project Government Systems 2012 segment operating margins will be comparable to the 21.0 percent segment operating margin reported in 2011 as the benefits of restructuring actions and a more favorable contract mix should offset the adverse impact of lower revenue.

For additional disclosure on Government Systems segment results see Note 25 of the Notes to Consolidated Financial Statements in Item 8 below.

Government Systems Sales

The following table presents Government Systems sales by product category:

(dollars in millions)	2011	2010	2009
Avionics	$1,434	$1,389	$1,315
Communication products	698	749	541
Surface solutions	377	408	370
Navigation products	304	315	353
Total	$2,813	$2,861	$2,579
Percent increase (decrease)	(2)%	11%

Beginning in 2011, product category sales for Government Systems are delineated based upon differences in the underlying product technologies and markets served. Government Systems sales for the years ended September 30, 2010 and 2009 have been reclassified to conform to the current year presentation.

Government Systems Sales for 2011 compared to 2010

Avionics sales increased $45 million, or 3 percent, in 2011 compared to 2010, primarily due to the following:
  $69 million increase resulting from the combined impact of low-rate initial production sales on an E-6 special mission aircraft program and development effort on the recently awarded KC-46A Tanker program

  $43 million increase from higher rotary wing avionics sales on various platforms the above items were partially offset by a $66 million reduction in sales from the completion of the KC-135 Global Air Traffic Management program
Communication products sales decreased $51 million, or 7 percent, in 2011 compared to 2010, primarily due to a $60 million net reduction in satellite communication program revenues, driven by the combined impact of a recently completed upgrade program and the adverse impact of delayed funding authorizations from the U.S. Government.

Surface solutions sales decreased $31 million, or 8 percent, in 2011 compared to 2010, primarily due to the following:
  $63 million reduction attributable to the combined impact of two programs that were terminated for convenience by the U.S. Government and lower sales of soldier system optronics products that were adversely impacted by delayed funding authorizations from the U.S. Government

  $13 million decrease resulting from lower deliveries of iForce public safety vehicle systems the above items were partially offset by $48 million of increased development revenues for the Common Range Integrated Instrumentation System program
Navigation products sales decreased $11 million, or 3 percent, in 2011 compared to 2010, primarily due to lower sales of GPS-based products.

Government Systems Sales for 2010 compared to 2009

Avionics sales increased $74 million, or 6 percent, in 2010 compared to 2009, primarily due to a $66 million increase in tanker / transport and special mission program revenues, due primarily to the combined impact of non-U.S. program wins to upgrade fixed-wing aircraft and higher revenues on KC-135 programs.

Communication products sales increased $208 million, or 38 percent, in 2010 compared to 2009, primarily due to the following:
  incremental sales from the May 2009 DataPath acquisition contributed $172 million, or 32 percentage points of the growth

  $20 million increase related to higher sales from deliveries of satellite radio units for certain mission system programs
Surface solutions sales increased $38 million, or 10 percent, in 2010 compared to 2009, primarily due to the following:
  $54 million increase to revenue from initial deliveries of iForce public safety vehicle systems partially offset by a $19 million reduction in sales for a military ground modernization development program
Navigation products sales decreased $38 million, or 11 percent, in 2010 compared to 2009, primarily due to a $36 million reduction in revenue from lower sales of GPS products as production rates were reduced in accordance with U.S. Department of Defense fielding requirements.

Government Systems Segment Operating Earnings

(dollars in millions)	2011	2010	2009
Segment operating earnings	$592	$606	$602
Percent of sales	21.0%	21.2%	23.3%

Government Systems Operating Earnings for 2011 compared to 2010

Government Systems operating earnings were $592 million, or 21.0 percent of sales, for 2011 compared to operating earnings of $606 million, or 21.2 percent of sales, for 2010. The $14 million decrease in Government Systems operating earnings was primarily due to the following:
  $18 million reduction attributable to an increase in selling, general and administrative expenses driven by higher employee incentive compensation costs and merit pay increases as discussed in the SG&A section above

  $48 million reduction in sales volume discussed in the Government Systems Sales section above resulted in a $31 million reduction to costs and lower operating earnings of $17 million the above items were partially offset by a $21 million net benefit to operating earnings resulting from the combined impact of lower pension costs, as discussed in the Retirement Plans section below, and a $7 million reduction in warranty expenses primarily attributable to a favorable adjustment recorded in 2011 to reduce warranty reserves
Government Systems operating earnings as a percent of sales were relatively flat from 2010 to 2011.

Government Systems Operating Earnings for 2010 compared to 2009

Government Systems operating earnings were $606 million, or 21.2 percent of sales, for 2010 compared to operating earnings of $602 million, or 23.3 percent of sales, for 2009. The $4 million increase in Government Systems operating earnings was primarily due to the following:
  $282 million increase in sales volume discussed in the Government Systems Sales section above resulted in a $219 million increase to costs and incremental operating earnings of $63 million

  $14 million benefit to operating earnings resulted from lower warranty expense. The reduction in warranty expense was primarily due to the combined impact of a favorable adjustment recorded in 2010 to reduce warranty reserves for certain tanker transport aircraft programs and the absence of unfavorable charges which occurred in 2009 related to retrofits of fielded product. During 2010, net warranty expense for the Government Systems segment was $1 million compared to $15 million during 2009

  $62 million reduction in operating earnings attributable to the combined impact of a $44 million increase in employee incentive compensation costs and an $18 million increase in pension expense as discussed in the Cost of Sales section above. For 2010, employee incentive compensation costs and defined benefit pension expense were $41 million and $8 million, respectively. For 2009, employee incentive compensation and defined benefit pension income benefited operating earnings by $3 million and $10 million, respectively

  $11 million reduction in operating earnings related to higher company-funded R&D expense, as explained in the Cost of Sales section above
The decline in Government Systems operating earnings as a percent of sales during 2010 compared to 2009 was primarily due to higher employee incentive compensation, pension and company-funded R&D expenses explained above and lower margin acquisition revenues, partially offset by the reduction in warranty expense.

Commercial Systems

Overview and Outlook

Our Commercial Systems business supplies aviation electronics systems, products and services to customers located throughout the world. The customer base is comprised of OEMs of commercial air transport, business and regional aircraft, commercial airlines and business aircraft operators. The near and long-term performance of our Commercial Systems business is impacted by general worldwide economic health, commercial airline flight hours, corporate profits and the financial condition of airlines worldwide.

We are experiencing positive trends in the commercial markets that we serve. Our air transport OEM customers enter fiscal year 2012 with a strong backlog and recent order activity that has prompted further increases in their planned aircraft production rates. We expect the strength of our positions on these platforms to benefit us in 2012. The planned production rate increases by the air transport OEMs also represent a positive sign that airlines expect to see continued favorable traffic trends as we move into 2012. Additionally, the market for new business jets has begun to recover with some increased demand and build rates anticipated for certain high-end and mid-sized aircraft classes. Demand for business aircraft at the low end of the market continues to lag as buyers remain cautious to commit capital towards the purchase of new aircraft. We expect deliveries of business and regional jets in 2012 to increase as compared to 2011. We expect a favorable commercial aftermarket environment due to continued increases in air transport passenger traffic, business jet utilization and airline capacity. The entry into service of the Boeing 787 and 747-8 aircraft is expected to drive additional demand for our aftermarket products and services as airlines provision initial spares in anticipation of aircraft delivery. Additionally, stronger airline and corporate profitability is expected to drive increases in demand for our retrofit and spare products.

Risks to the Commercial Systems business include, among other things:
  turbulence in global economic and financial markets could have a significant impact on demand for air travel, airline demand for new aircraft and the availability of financing for new aircraft occurrence of an unexpected geopolitical event, or pandemic, that could have a significant impact on demand for air travel and airline demand for new aircraft potential negative impact that fuel prices could have on the profitability of airline and other aircraft operator customers our ability to develop products and execute on programs pursuant to contractual requirements development and market acceptance of our products and systems potential adverse impact from delays in aircraft production rate schedules at the OEMs, including delays in the entry into service date for new aircraft
We expect Commercial Systems sales to increase by low double digits in 2012 compared to 2011, primarily due to the following:
  sales to aircraft OEMs are expected to increase in the low teens as a result of the entry into service and ramp-up in production of the Boeing 787 and 747-8 and the Bombardier Global and Gulfstream G280 aircraft, as well as planned production rate increases across both air transport and business jet manufacturers aftermarket sales are expected to experience growth in the low teens due to continued increases in air transport passenger traffic and business jet utilization, as well as increased retrofit and initial sparing activities in the air transport market as airlines take delivery of next generation aircraft the above items are expected to be partially offset by an estimated reduction of $20 million in sales of Wide-body in-flight entertainment (IFE) products and services due to our decision in 2005 to cease investing in this product area
We project Commercial Systems 2012 operating margins will expand by approximately 250 basis points above the 19.1 percent reported in 2011, driven primarily by the anticipated revenue increase.

For additional disclosure on Commercial Systems segment results see Note 25 of the Notes to Consolidated Financial Statements in Item 8 below.

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

(dollars in millions)	2011	2010	2009
Air transport aviation electronics:
Original equipment	$499	$439	$365
Aftermarket	431	380	388
Wide-body in-flight entertainment products and services	119	145	191
Total air transport aviation electronics	1,049	964	944
Business and regional aviation electronics:
Original equipment	557	466	605
Aftermarket	387	340	300
Total business and regional aviation electronics	944	806	905
Total	$1,993	$1,770	$1,849
Percent increase (decrease)	13%	(4)%

Commercial Systems Sales for 2011 compared to 2010

Total air transport aviation electronics sales increased $85 million, or 9 percent, in 2011 compared to 2010, primarily due to the following:
  air transport OEM sales increased $60 million, or 14 percent, primarily from higher product deliveries to Boeing across multiple platforms, including Boeing 787 aircraft, and increased development effort on avionics packages for the new Commercial Aircraft Corporation of China, Ltd. (COMAC) C919 narrowbody aircraft air transport aftermarket sales increased $51 million, or 13 percent, primarily related to a $27 million increase in service and support sales and higher aftermarket hardware revenues of $24 million, driven by initial deliveries of spares for Boeing 747-8 aircraft and higher spare part sales to various airline customers as they restocked their inventories

  Wide-body IFE sales decreased $26 million, or 18 percent, due to the Company's strategic decision announced in 2005 to cease investment in this product area. Wide-body IFE relates to sales of twin-aisle IFE products and systems to customers in the air transport aviation electronics market and also includes related revenue from wide-body service and support activities. Previously, revenues from Wide-body IFE service and support activities were included in air transport aftermarket sales. For 2010 and 2009, $95 million and $106 million, respectively, was reclassified out of air transport aftermarket sales and into Wide-body IFE products and services in order to conform to the current period presentation

Total business and regional aviation electronics sales increased $138 million, or 17 percent, in 2011 compared to 2010, primarily due to the following:
  business and regional OEM sales increased $91 million, or 20 percent, primarily due to $64 million of higher sales to Bombardier for Bombardier Global and Challenger 300 aircraft and $14 million of higher avionics sales to Cessna resulting from our new position on the CJ-4 aircraft business and regional aftermarket sales increased $47 million, or 14 percent. Service and support revenues accounted for $17 million of the increase, driven by improved aircraft utilization. Higher spare parts revenues and increased sales of equipment for simulators primarily contributed an additional $18 million. The remaining increase of $12 million was primarily related to incremental sales from the Air Routing and CTA acquisitions
Commercial Systems Sales for 2010 compared to 2009

Total air transport aviation electronics sales increased $20 million, or 2 percent, in 2010 compared to 2009, primarily due to the following:
  air transport OEM sales increased $74 million, or 20 percent, primarily from higher sales to Boeing across multiple platforms as sales in 2009 were adversely impacted by Boeing's labor strike and resulting inventory rationalization air transport aftermarket sales decreased $8 million, or 2 percent, due primarily to lower sales of retrofits and spares

  Wide-body IFE sales decreased $46 million, or 24 percent
Total business and regional aviation electronics sales decreased $99 million, or 11 percent, in 2010 compared to 2009, primarily due to the following:
  business jet OEM sales decreased $127 million, or 27 percent, primarily due to lower business jet OEM production rates regional jet OEM sales decreased $12 million, or 10 percent, primarily due to depressed regional jet OEM production rates at Bombardier, partially offset by higher customer-funded development programs incremental revenue from the Air Routing acquisition contributed $28 million to business and regional aviation electronics aftermarket sales organic business and regional aftermarket sales increased $12 million, or 4 percent, primarily due to a $9 million increase in service revenues from improved aircraft utilization
Commercial Systems Segment Operating Earnings

(dollars in millions)	2011	2010	2009
Segment operating earnings	$381	$287	$344
Percent of sales	19.1%	16.2%	18.6%

Commercial Systems Operating Earnings for 2011 compared to 2010

Commercial Systems operating earnings increased $94 million, or 33 percent, for 2011 compared to 2010, primarily due to the following:
  $223 million sales increase discussed in the Commercial Systems sales section above resulted in a $109 million increase in costs and incremental operating earnings of $114 million

  $18 million benefit to operating earnings related to a change in estimate recorded in 2011 to reduce the provision for certain customer incentives the above items were partially offset by a $29 million reduction to operating earnings attributable to an increase in selling, general and administrative expenses as discussed in the SG&A section above an additional $9 million reduction to operating earnings resulted from higher company-funded R&D expense, as explained in the Cost of Sales section above
The increase in Commercial Systems operating earnings as a percent of sales during 2011 compared to 2010 was primarily due to the incremental earnings from higher sales and the favorable impact of the adjustment to customer incentive reserves, partially offset by higher SG&A and company-funded R&D expenses.

Commercial Systems Operating Earnings for 2010 compared to 2009

Commercial Systems operating earnings decreased $57 million, or 17 percent, for 2010 compared to 2009, primarily due to the following:
  $79 million reduction in sales volume explained in the Commercial Systems Sales section above resulted in a $36 million decrease to operating earnings and a $43 million decrease to costs

  $42 million reduction in operating earnings attributable to the combined impact of a $29 million increase in employee incentive compensation costs and a $13 million increase in pension expense as discussed in the Cost of Sales section above. For 2010, employee incentive compensation costs and defined benefit pension expenses were $26 million and $5 million, respectively. For 2009, employee incentive compensation and defined benefit pension income benefited operating earnings by $3 million and $8 million, respectively

  $21 million benefit to operating earnings due to lower company-funded R&D expense, as explained in the Cost of Sales section above
The decline in Commercial Systems operating earnings as a percent of sales during 2010 compared to 2009 was primarily due to the lower sales volume and higher employee incentive compensation and pension expenses, partially offset by the reduction in company-funded R&D expenses noted above and lower SG&A from headcount reductions and other cost savings.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within SG&A expense and Other Income, net on the Consolidated Statement of Operations. General corporate, net is summarized as follows:

(in millions)	2011	2010	2009
General corporate, net	$48	$54	$31

General corporate, net expense decreased $6 million during 2011 as compared to 2010 primarily due to a $13 million decrease in defined benefit pension expense that is described in the Retirement Plans section below, partially offset by a $7 million increase in certain selling, general and administrative costs, including employee incentive compensation, as discussed in the SG&A section above.

General corporate, net expense increased $23 million during 2010 as compared to 2009 primarily due to the combined impact of a $6 million increase in employee incentive compensation and a $13 million increase in defined benefit pension expenses. For 2010, the combined amount of employee incentive compensation and pension cost included within General corporate, net was $18 million. For 2009, a favorable adjustment to an employee incentive compensation reserve resulted in a $1 million benefit to General corporate, net while pension expense was zero.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

(in millions)	2011	2010	2009
Pension benefits	$(16)	$26	$(18)
Other retirement benefits	10	5	4
Net benefit expense (income)	$(6)	$31	$(14)

Pension Benefits

In 2003, we amended our U.S. qualified and non-qualified pension plans covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. Concurrently, we replaced this benefit by supplementing our existing defined contribution savings plan to include an additional Company contribution effective October 1, 2006. The supplemental contribution to our existing defined contribution savings plan was $39 million, $34 million and $36 million for 2011, 2010 and 2009, respectively.

Defined benefit pension expense (income) for the years ended September 30, 2011, 2010 and 2009 was $(16) million, $26 million and $(18) million, respectively. The decrease in pension expense in 2011 compared to 2010 was primarily due to the change in amortization period of actuarial gains and losses from 11 years in 2010 to 28 years in 2011. The higher pension expense in 2010 compared to 2009 was primarily due to the unfavorable impact of a decrease in the discount rate used to measure pension expense from 7.60 percent in 2009 to 5.47 percent in 2010.

During 2011, the funded status of our pension plans went from a deficit of $1,185 million at September 30, 2010 to a deficit of $1,407 million at September 30, 2011, primarily due to a decrease in the discount rate used to measure our U.S. pension obligations from 4.85 percent at September 30, 2010 to 4.43 percent at September 30, 2011. In addition, the funded status was adversely impacted by a reduction in plan assets during 2011. During 2010, the funded status of our pension plans went from a deficit of $1,040 at September 30, 2009 to a deficit of $1,185 million at September 30, 2010, primarily due to a decrease in the discount rate used to measure our U.S. pension obligations from 5.47 percent at September 30, 2009 to 4.85 percent at September 30, 2010, partially offset by an increase in plan assets driven by improved market returns in 2010.

We expect defined benefit pension income of $12 million in 2012, compared to $16 million of pension income in 2011. The expected $4 million reduction in pension income from 2011 to 2012 is primarily due to an increase in the amortization of net actuarial losses driven by the unfavorable impact of low discount rates and declines in asset values over recent years, partially offset by lower interest costs due to the decrease in the discount rate used to calculate pension expense.

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

In October 2011, subsequent to our 2011 year end, we made a $47 million contribution to our U.S. qualified pension plan. We plan to contribute an additional $63 million in 2012 for a total $110 million contribution, which we anticipate will fully satisfy the minimum statutory funding requirements for 2012. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns and interest rates. We may elect to make additional discretionary contributions during 2012 to further improve the funded status of this plan. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total $13 million in 2012.

Other Retirement Benefits

We have historically provided retiree medical and life insurance benefits to substantially all of our employees. We have undertaken two major actions over the past several years with respect to these benefits that have lowered both the current and future costs of providing these benefits:
  in July of 2002, the pre-65 and post-65 retiree medical plans were amended to discontinue benefits for employees hired after September 30, 2006 and establish a fixed Company contribution. Additional premium contributions will be required from participants for all costs in excess of this fixed contribution amount. This amendment eliminated the risk to us related to health care cost escalations for retiree medical benefits going forward as additional contributions will be required from retirees for all costs in excess of our fixed contribution amount as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, we amended our retiree medical plans on June 30, 2004 to discontinue post-65 prescription drug coverage effective January 1, 2008. Post-65 retirees have the option of receiving these benefits through Medicare. We believe the Medicare prescription drug benefit is generally better than the benefit that was provided by our discontinued post-65 drug plan
Other retirement benefits expense for the years ended September 30, 2011, 2010 and 2009 was $10 million, $5 million and $4 million, respectively. We expect other retirement benefits expense of approximately $18 million in 2012.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Our ability to generate significant cash flow from operating activities coupled with our expected ability to access the credit markets enables us to execute our growth strategies and return value to our shareowners. The timing of our cash inflows is historically heavily weighted towards the second half of our fiscal year, particularly to our fourth quarter. We expect this trend to continue in the future.

During 2011, we made $113 million of pension plan contributions and also made significant cash expenditures aimed at future growth and enhanced shareowner value, as shown below:
  $328 million of cash payments for share repurchases

  $152 million of capital expenditures

  $148 million of dividend payments

  $17 million related to the acquisitions of Blue Ridge Simulation, Inc. and Computing Technologies for Aviation, Inc.
Operating Activities

(in millions)	2011	2010	2009
Cash provided by operating activities	$657	$711	$633

The $54 million decrease in cash provided by operating activities in 2011 compared to 2010 was primarily due to the following:
  Payments for inventory and other operating costs increased $237 million to $3,878 million in 2011 compared to $3,641 million in 2010. The increase was primarily due to increased costs associated with the higher sales volume in 2011 discussed in the Results of Operations section above and an increase in inventory, primarily driven by:
(i)	higher pre-production engineering costs, as explained in greater detail within the Critical Accounting Policies section below, and resulting from increased effort on programs such as the Airbus A350, various Bombardier platforms in the business jet market, and several international rotary and fixed-wing programs within Government Systems

(ii)	higher inventory resulting from the adverse impact of delayed funding authorizations from the U.S. Government, an increase to accommodate a transitional period of relocating certain production effort to other existing facilities, and increased component parts purchased to mitigate supply chain risks in light of the earthquake and tsunami in Japan payments for employee incentive pay increased $71 million in 2011 compared to 2010. Incentive pay is expensed in the year it is incurred and paid in the first fiscal quarter of the following year. During 2011, $71 million was paid for employee incentive pay costs incurred during 2010. No incentive pay costs were incurred for the full year 2009; accordingly, there was no 2010 payment for incentive pay the above items were partially offset by an increase in cash receipts from customers of $212 million to $4,799 million in 2011 compared to $4,587 million in 2010, primarily due to the higher sales volume in 2011 as discussed in the Results of Operations section above and higher collections of receivables from customers, including higher progress payments received in advance of revenue recognition payments for income taxes decreased $29 million to $96 million in 2011 compared to $125 million in 2010 primarily due to the timing of cash tax payments related to the retroactive extension of the Federal R&D Tax credit
The $78 million increase in cash provided by operating activities in 2010 compared to 2009 was primarily due to the following:
  payments for employee incentive pay decreased $113 million in 2010 compared to 2009. Incentive pay is expensed in the year it is incurred and paid in the first fiscal quarter of the following year. During 2009, $113 million was paid for employee incentive pay costs incurred during 2008. No incentive pay costs were incurred for the full year 2009; accordingly, there was no 2010 payment for incentive pay cash receipts from customers increased $58 million to $4,587 million in 2010 compared to $4,529 million in 2009, primarily due to the higher sales volume in 2010 as discussed in the Results of Operations section above and higher advances from government-related contracts for financing of inventory payments for income taxes decreased $32 million to $125 million in 2010 compared to $157 million in 2009 primarily due to lower estimated taxable income in 2010 pension contributions decreased $29 million in 2010 compared to 2009 the above items were partially offset by a $182 million increase in payments for inventory and other operating costs to $3,641 million in 2010 compared to $3,459 million in 2009. The increase was primarily due to increased costs associated with the higher sales volume in 2010 discussed in the Results of Operations section above and inventory purchases for anticipated production volume
In 2012 cash provided by operating activities is expected to be in the range of $625 million to $725 million. The projected range of cash provided by operating activities accommodates a $110 million expected contribution to our U.S. qualified defined benefit pension plan and a projected $130 million net increase in pre-production engineering costs. We expect a majority of the projected 2012 operating cash flow to be generated in the second half of our fiscal year.

Investing Activities

(in millions)	2011	2010	2009
Cash used for investing activities	$(92)	$(232)	$(302)

The $140 million reduction in cash used for investing activities in 2011 compared to 2010 was primarily due to the following:
  in 2011 we received $44 million in proceeds from the divestiture of the Rollmet business and $14 million in proceeds from the disposition of property compared to $1 million received from the disposition of property in 2010 in 2011 we acquired Blue Ridge Simulation, Inc. and Computing Technologies for Aviation, Inc. for $17 million compared to the 2010 acquisition of Air Routing for $91 million we received $20 million from the sale of a short-term investment of excess cash in Germany in 2011 which was purchased for $21 million in 2010 the above items were partially offset by a $43 million increase in property additions in 2011 compared to 2010 in addition, we entered into an agreement with Bombardier, Inc. in April 2011 to provide them $237 million of cash on a short-term basis in connection with their Global Vision aircraft program. Bombardier repaid the amount in full in June of 2011, in accordance with the terms of our agreement

The $70 million reduction in cash used for investing activities in 2010 compared to 2009 was primarily due to the following:
  in 2010 we acquired Air Routing for $91 million compared to the 2009 acquisitions of DataPath and SEOS for $146 million

  $44 million reduction in property additions in 2010 compared to 2009 the above items were partially offset by $21 million of short-term investments purchased in 2010 by a non-U.S. subsidiary
Financing Activities

(in millions)	2011	2010	2009
Cash used for financing activities	$(471)	$(279)	$(275)

The $192 million increase in cash used for financing activities in 2011 compared to 2010 was primarily due to the following:
  cash repurchases of common stock increased $145 million to $328 million in 2011 from $183 million in 2010 repayment of short-term borrowings increased by $24 million in 2011 as short-term debt of $24 million outstanding at the end of 2010 was repaid during 2011 cash proceeds from stock option exercises decreased $16 million to $22 million in 2011 from $38 million in 2010
The $4 million increase in cash used for financing activities in 2010 compared to 2009 was primarily due to the following:
  cash repurchases of common stock increased $30 million to $183 million in 2010 from $153 million in 2009 the above item was mostly offset by changes in other financing activities, including higher cash proceeds and tax benefits from stock option exercises
Share Repurchase Program

Strong cash flow from operations provided funds for repurchasing our common stock under our share repurchase program as follows:

(in millions, except per share amounts)	2011	2010	2009
Amount of share repurchases	$322	$182	$156
Number of shares repurchased	5.5	3.2	3.9
Weighted average price per share	$58.50	$57.50	$40.01

Approximately $0 and $2 million of the 2011 and 2010 share repurchases reflected in the table above are included within accounts payable at September 30, 2011 and 2010, respectively, and are reflected as a non-cash transaction in our Consolidated Statement of Cash Flows.

Dividends

We declared and paid cash dividends of $148 million, $151 million and $152 million in 2011, 2010 and 2009, respectively. Based on our current dividend policy, we will pay quarterly cash dividends which, on an annual basis, will equal $0.96 per share. We expect to fund dividends using cash generated from operations. The declaration and payment of future dividends is at the sole discretion of the Board of Directors.

Financial Condition and Liquidity

We have historically maintained a capital structure characterized by conservative levels of debt outstanding that enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners. A comparison of key elements of our financial condition as of September 30, 2011 and 2010 are as follows:

	September 30
(dollars in millions)	2011	2010
Cash and cash equivalents	$530	$435
Short-term investments	—	20
Short-term debt	—	(24)
Long-term debt, net	(528)	(525)
Net debt (1)	$2	$(94)
Total equity	$1,528	$1,486
Debt to total capitalization (2)	26%	27%
Net debt to total capitalization (3)	—%	6%

(1)	Calculated as total of short-term and long-term debt, net (Total debt), less cash and cash equivalents and short-term investments
(2)	Calculated as Total debt divided by the sum of Total debt plus Total equity
(3)	Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. Approximately half of our cash and cash equivalents resides at non-U.S. locations and may not be readily accessible for use in the U.S. due to potential adverse income tax implications and other statutory limitations. Due to the fluctuations of cash flows, we supplement our internally generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At September 30, 2011, there were no short-term commercial paper borrowings outstanding. The maximum amount of short-term borrowings outstanding during 2011 was $345 million and was primarily the result of borrowings to fund a $237 million cash advance we provided to Bombardier, Inc. in April 2011 that was repaid in full in June 2011, in accordance with the terms of our agreement with Bombardier. We provided the cash advance to Bombardier to assist them by offsetting some delays they experienced in receiving customer advance payments on their Global Vision aircraft program. At September 30, 2010, there were no outstanding short-term commercial paper borrowings.

In the event our access to the commercial paper markets is impaired, we have access to an $850 million Revolving Credit Facility through a network of banks that matures in 2016, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at September 30, 2011 based on this financial covenant was 15 percent. We had no borrowings at September 30, 2011 under our Revolving Credit Facility.

In addition, alternative sources of liquidity could include funds available from the issuance of equity securities, debt securities and potential asset securitization strategies. We have a shelf registration statement filed with the Securities and Exchange Commission pursuant to which we can publicly offer and sell securities from time to time. This shelf registration covers an unlimited amount of debt securities, common stock and preferred stock or warrants that may be offered in one or more offerings on terms to be determined at the time of sale. To date, we have not raised capital through the issuance of equity securities as we prefer to use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. To fund share repurchases, we plan to incur $250 million of additional debt in 2012.

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing in terms of interest rates. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of September 30, 2011:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Stable
Moody’s Investors Service	P-1	A1	Stable
Standard & Poor’s	A-1	A	Stable

We were in compliance with all debt covenants at September 30, 2011 and September 30, 2010.

Off-balance Sheet Arrangements

As of September 30, 2011, other than operating leases, we had no material off-balance sheet arrangements, including guarantees, retained or contingent interests in assets transferred to unconsolidated entities, derivative instruments indexed to our stock and classified in shareowners' equity on our Consolidated Statement of Financial Position or variable interests in entities that provide financing, liquidity, market risk or credit risk support to our Company.

Contractual Obligations

The following table summarizes certain of our contractual obligations as of September 30, 2011, as well as when these obligations are expected to be satisfied:

	Payments Due by Period
		Less than	1 - 3	4 - 5
(in millions)	Total	1 Year	Years	Years	Thereafter
Long-term debt	$500	$—	$200	$—	$300
Interest on long-term debt	145	25	43	32	45
Non-cancelable operating leases	226	60	83	39	44
Purchase obligations:
Purchase orders	987	830	126	6	25
Purchase contracts	121	48	63	4	6
Total	$1,979	$963	$515	$81	$420

Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 below.

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

The table excludes obligations with respect to pension and other post-retirement benefit plans (see Note 12 of the Notes to Consolidated Financial Statements in Item 8 below). We plan to contribute $110 million to our U.S. qualified pension plan in 2012, which will fully satisfy the minimum statutory funding requirements for 2012. In October 2011, subsequent to fiscal year end, $47 million of this amount was contributed to the plan. For years beyond 2012, the actual amounts required to be contributed to our U.S. qualified pension plan are dependent upon, among other things, interest rates and underlying asset returns. Due to the current uncertainty of the amounts used to compute our expected pension plan funding, we believe it is not practicable to reasonably estimate such future funding for periods in excess of one year. With the exception of certain bargaining unit plans, payments due under other post-retirement benefit plans are funded as the expenses are incurred.

In addition, the table excludes liabilities for unrecognized tax benefits, which totaled $100 million at September 30, 2011, as we cannot reasonably estimate the ultimate timing of cash settlements to the respective taxing authorities (see Note 17 of the Notes to Consolidated Financial Statements in Item 8 below).

The following table reflects certain of our commercial commitments as of September 30, 2011:

	Amount of Commitment Expiration by Period
	Total
	Amount	Less than	1 - 3	4 - 5
(in millions)	Committed	1 Year	Years	Years	Thereafter
Letters of credit*	$74	$59	$13	$2	$—

* See Note 20 of the Notes to Consolidated Financial Statements in Item 8 below for a discussion of letters of credit.

In addition to the obligations disclosed above, we occasionally enter into Offset agreements, required by certain customers in some non-U.S. countries, as a condition to obtaining contract awards for our products and services. These agreements, which generally extend over several years, are customary in our industry and are designed to enhance the social and economic environment of the country in which our customers operate. These commitments may be satisfied through activities that do not require us to use cash, including transfer of technology, providing manufacturing and other consulting support to in-country projects, strategic alliances and transactions conducted by third parties (e.g., our vendors). These agreements may also be satisfied through our use of cash for activities such as placement of direct work or vendor orders for supplies and/or services, building or leasing facilities for in-country operations, in-country employment of a non-U.S. country's citizen and other forms of assistance in the applicable country. The Offset rules and regulations, as well as the underlying contracts, may differ from one country to another.

We typically do not commit to Offset agreements until contract awards for our products or services are definitive. Should we be unable to meet the Offset obligations we may be subject to contractual penalties, and our chances of receiving additional business from the applicable customers could be reduced or, in certain cases, eliminated. We historically have not been required to pay material penalties related to Offset obligations and are currently in compliance with our Offset commitments.

At September 30, 2011, we had outstanding Offset obligations totaling approximately $437 million that extend through 2021. The amounts ultimately applied against our Offset requirements are based on negotiations with the customer and the cost to fulfill the obligation is typically only a fraction of the original obligation above.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information related to recently issued accounting standards, see Note 2 of the Notes to Consolidated Financial Statements in Item 8 below.

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 22 of the Notes to Consolidated Financial Statements in Item 8 below.

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

	September 30
(in millions)	2011	2010
Pre-production engineering costs	$446	$320
Up-front sales incentives	173	142
Total Program Investments	$619	$462

We defer the cost of certain pre-production engineering costs incurred during the development phase of a program in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. These customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. These costs are deferred in Inventories, net to the extent of the contractual guarantees and are amortized over their estimated useful lives, up to 15 years, using a units-of-delivery method. This amortization expense is included as a component of cost of sales, within customer-funded research and development expense. Amortization is based on our expectation of delivery rates on a program-by-program basis and begins when we start recognizing revenue as we deliver equipment for the program. The estimated useful life is limited to the amount of time we are virtually assured to earn revenues through a contractually enforceable right included in long-term supply arrangements with our customers. Pre-production engineering costs in excess of the contractual guarantee, and costs incurred pursuant to supply arrangements that do not contain customer guarantees for reimbursement, are expensed as incurred.

We also provide up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a customer relationship intangible asset and are amortized over the period we have received a contractually enforceable right related to the incentives, up to 15 years, using a units-of-delivery method. Amortization is based on our expectation of delivery rates on a program-by-program basis. Amortization begins when we start recognizing revenue as we deliver equipment for the program. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales.

Risks inherent in recovering the value of our Program Investments include, but are not limited to, the following:
  changes in market conditions may affect product sales under a program. In particular, the commercial aerospace market has been historically cyclical and subject to downturns during periods of weak economic conditions, which could be prompted or exacerbated by political or other domestic or international events bankruptcy or other significant financial difficulties of our customers our ability to produce products could be impacted by the performance of subcontractors, the availability of specialized materials and other production risks
We evaluate the carrying amount of Program Investments for recovery at least annually or when potential indicators of impairment exist, such as a change in the estimated number of products to be delivered under a program. No impairment charges related to Program Investments were recorded in 2011, 2010 or 2009. While we believe our Program Investments are recoverable over time, the cancellation of a program by a customer would represent the most significant impairment factor related to Program Investments. Due to the long-term nature of the procurement cycle and the significant investment required to bring a program to market in the aerospace and defense industry, we believe the likelihood of a customer abruptly canceling a program is remote. We also evaluate our amortization of Program Investments quarterly based on our expectation of delivery rates on a program-by-program basis. The impact of changes in expected delivery rates on the Program Investments' amortization is adjusted as needed on a prospective basis. There were no significant changes in the rate of Program Investment amortization and no significant cumulative adjustments recorded in 2011, 2010 and 2009.

Amortization expense for pre-production engineering costs and up-front sales incentives for 2011, 2010 and 2009 was as follows:

(in millions)	2011	2010	2009
Amortization of pre-production engineering	$15	$15	$7
Amortization of up-front sales incentives	6	4	3
Total amortization of Program Investments	$21	$19	$10

As disclosed in Note 6 of the Notes to Consolidated Financial Statements, the weighted average amortization period for pre-production engineering costs is approximately 10 years. As disclosed in Note 8 of the Notes to Consolidated Financial Statements, the weighted average amortization period for up-front sales incentives is approximately 9 years. Anticipated amortization expense for Program Investments for fiscal years 2012 and beyond is summarized below:

(in millions)	2012	2013	2014	2015	2016	Thereafter
Anticipated amortization expense for pre-production
engineering costs	$26	$33	$42	$52	$48	$245
Anticipated amortization expense for up-front sales
incentives	11	11	16	19	17	99

Total anticipated amortization for Program Investments	$37	$44	$58	$71	$65	$344

Pre-production engineering costs comprise 37 percent of our total Inventory balance at September 30, 2011, compared to 32 percent in the prior year. Pre-production engineering costs have increased $126 million from September 30, 2010 to September 30, 2011, attributable to a $106 million increase within Commercial Systems and an additional $20 million increase within Government Systems. Additionally, Up-front sales incentives to Commercial Systems customers increased $31 million from September 30, 2010 to September 30, 2011. This recent growth in our Program Investments was driven primarily by the expanded market share our Company successfully captured over the past several years. Commercial Systems has secured positions on several key platforms in the air transport market, including the Boeing 787, Boeing 747-8 and Airbus A350. In the business and regional jet market, our Pro Line Fusion avionics system has been selected by customers around the globe, including Bombardier, Embraer, Gulfstream, and Mitsubishi. Our customers have provided us a contractual guarantee for reimbursement on several of these new programs; as such, our capitalized pre-production engineering costs have increased for these programs as the Company continues development efforts. Our Government Systems business has also contributed to the recent growth in pre-production engineering costs, as we begin to ramp up efforts on several international rotary and fixed-wing programs that we recently won.

We expect the long-term supply arrangements resulting from these recent program wins to deliver significant revenues and profits to us over the next several years, continuing over the life of the aircraft platforms (which can range from ten to twenty years); as such, we believe our Program Investments are recoverable.

We expect the balance of our capitalized Program Investment costs will continue to increase over the next several years, through at least fiscal year 2014. We primarily fund our Program Investments with cash generated from operating activities. Looking forward to 2012, we expect cash provided by operating activities to be in the range of $625 million to $725 million. This guidance accommodates an anticipated $130 million increase in pre-production engineering costs (net of amortization), primarily attributable to Commercial Systems effort on the Airbus A350 and across multiple Bombardier platforms.

Income Taxes

At the end of each quarterly reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. The estimate of our effective income tax rate involves significant judgments resulting from uncertainties in the application of complex tax regulations across many jurisdictions, implementation of tax planning strategies and estimates as to the jurisdictions where income is expected to be earned. These estimates may be further complicated by new laws, new interpretations of existing laws and rulings by taxing authorities. Due to the subjectivity and complex nature of these underlying issues, our actual effective income tax rate and related tax liabilities may differ from our initial estimates. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known or as our estimates are revised based on additional information. The resulting adjustment to our income tax expense could have a material effect on our results of operations in the period the adjustment is recorded. A one percentage point change in our effective income tax rate would change our annual income from continuing operations by approximately $9 million.

Deferred tax assets and liabilities are recorded for tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The future realization of our deferred tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law and, to a lesser extent, our ability to execute successful tax planning strategies. Management believes it is more likely than not that the current and long-term deferred tax assets will be realized through the reduction of future taxable income, except for deferred tax assets which have been fully reserved and relate to foreign net operating losses. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our net deferred tax assets, and require us to provide a valuation allowance against our net deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

As part of the determination of our tax liability, management exercises considerable judgment in evaluating tax positions taken by us in determining the income tax provision and establishes reserves for tax contingencies in accordance with the Income Taxes topic of the FASB Accounting Standards Codification. See Note 17 of the Notes to Consolidated Financial Statements in Item 8 below for further detail regarding unrecognized tax benefits, deferred taxes and the factors considered in evaluating deferred tax asset realization.

Goodwill

As of September 30, 2011, we had $780 million of goodwill related to various business acquisitions. We perform impairment tests on goodwill on an annual basis during the second quarter of each fiscal year, or on an interim basis if events or circumstances indicate that it is more likely than not that impairment has occurred.

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

The valuation methodology and underlying financial information that is used to estimate the fair value of our reporting units requires significant judgments to be made by management. These judgments include, but are not limited to, the long-term projections of future financial performance and the selection of appropriate discount rates used to present value future cash flows. Our five-year strategic operating plan serves as the basis for these valuations and represents our best estimate of future business conditions in our industry as well as our ability to compete. Discount rates are determined based upon the weighted average cost of capital for a set of comparable companies adjusted for risks associated with our different operations. Our goodwill impairment tests that were performed in the second quarter of 2011, 2010 and 2009 yielded no impairments. In addition, based upon the results of our 2011 impairment testing, none of our reporting units were at risk of their carrying value of net assets exceeding their respective fair value. If there were a significant downturn in our business, we could incur a goodwill impairment.

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

As shown in Note 20 of the Notes to Consolidated Financial Statements in Item 8 below, the carrying amount of accrued product warranty costs has declined $78 million from a balance of $226 million at September 30, 2008, to a balance of $148 million at September 30, 2011. This trend is driven by a variety of factors.

Within Commercial Systems, sales declined in 2009 and 2010, resulting in a lower provision for product warranty expenses. In addition, a primary source of warranty risk for Commercial Systems in the past related to sales of wide-body in-flight entertainment products and systems. As discussed in the Commercial Systems Results of Operations section above, sales related to Wide-body IFE have declined significantly over the past several years due to the Company's previously announced decision to cease investing in this product area. As sales volumes related to Wide-body IFE continue to decline and warranty periods on these legacy products expire, our warranty reserve balance has also been reduced. Product reliability improvements have also favorably impacted incurred warranty costs within Commercial Systems, contributing to a lower warranty reserve.

The remaining decrease in our accrued warranty balance is primarily attributable to certain favorable adjustments recorded by Government Systems in 2011 and 2010 to reduce warranty reserves for changes in estimate, as discussed in the Government Systems Results of Operations section above.

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

Discount rates are used to determine the present value of our pension obligations and also affect the amount of pension expense recorded in any given period. We estimate this discount rate based on the rates of return of high quality, fixed-income investments with maturity dates that reflect the expected time horizon that benefits will be paid (see Note 12 of the Notes to Consolidated Financial Statements in Item 8 below). Changes in the discount rate could have a material effect on our reported pension obligations and would also impact the related pension expense.

The expected rate of return is our estimate of the long-term earnings rate on our pension plan assets and is based upon both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. Differences between the actual and expected rate of return on plan assets can impact our expense for pension benefits. Holding all other factors constant, the estimated impact on 2011 pension income and pension benefit obligation for our U.S. plans caused by hypothetical changes to key assumptions is as follows:

(in millions)	Change in Assumption
Assumption	25 Basis Point Increase	25 Basis Point Decrease
	$92 pension projected benefit	$95 pension projected benefit
Pension obligation discount rate	obligation decrease	obligation increase
$6 decrease to pension
Expected long-term rate of return on plan assets	$6 additional pension income	income

As disclosed in Note 12 of the Notes to the Consolidated Financial Statements in Item 8 below, beginning in 2011, actuarial gains and losses (including those resulting from a change in the pension obligation discount rate) are amortized over the expected future life expectancy of inactive participants, or about 28 years. In 2010, actuarial gains and losses were amortized over the average remaining service period of active participants, or about 11 years. This change in pension amortization period was the primary factor impacting the $42 million decrease in pension expense from 2010 to 2011. This change in amortization period also resulted in our pension expense (income) being less sensitive to changes in the discount rate assumption. An increase or decrease of 25 basis points in the pension obligation discount rate would impact 2011 pension income by less than $1 million.

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

Management believes its primary source of risk for excess and obsolete inventory is derived from life-time buy inventory. Life-time buy inventory consists of inventory that is typically no longer being produced by our vendors but for which we purchase multiple years of supply in order to meet production and service requirements over the life span of a product. Total life-time buy inventory on hand at September 30, 2011 was $97 million.

Excluding pre-production engineering costs and progress payments, we had $878 million of gross inventory on hand at September 30, 2011 with $93 million of inventory valuation reserves. Although management believes these reserves are adequate, any abrupt changes in market conditions may require us to record additional inventory valuation reserves which could have a material adverse effect on our results of operations in the period in which these additional reserves are required. Pre-production engineering costs are discussed in the "Program Investments" section of our Critical Accounting Policies above.

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

At September 30, 2011, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $200 million and a fair value of $215 million. In November 2003 we converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less .075 percent by executing “receive fixed, pay variable” interest rate swap contracts. At September 30, 2011, we also had $300 million of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $299 million and a fair value of $350 million. In January 2010 we converted $150 million of this fixed rate debt to floating rate debt based on six-month LIBOR plus 1.235 percent.

A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $4 million and $5 million, respectively. The fair value of the $250 million notional value of interest rate swap contracts was a $29 million net asset at September 30, 2011. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $1 million, respectively. At September 30, 2011, we had no short-term commercial paper borrowings outstanding. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 11, 18 and 19 in the Notes to Consolidated Financial Statements in Item 8 below.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $502 million and $404 million at September 30, 2011 and September 30, 2010, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a net asset of $1 million at September 30, 2011 and September 30, 2010. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at September 30, 2011 by $6 million. For more information related to outstanding currency forward exchange contracts, see Notes 18 and 19 in the Notes to Consolidated Financial Statements in Item 8 below.

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

Our Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of independent, non-management Board members. The Audit Committee meets regularly with management, the independent registered public accounting firm and with the Company's General Auditor, both privately and with management present, to review accounting, auditing, internal control and financial reporting matters.

/s/ CLAYTON M. JONES	/s/ PATRICK E. ALLEN
Clayton M. Jones	Patrick E. Allen
Chairman, President &	Senior Vice President &
Chief Executive Officer	Chief Financial Officer

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

Management assessed the effectiveness of Rockwell Collins' internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management determined that Rockwell Collins maintained effective internal control over financial reporting as of September 30, 2011.

Rockwell Collins' internal control over financial reporting as of September 30, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included within the Controls and Procedures section in Item 9A of this Form 10-K.

/s/ CLAYTON M. JONES	/s/ PATRICK E. ALLEN
Clayton M. Jones	Patrick E. Allen
Chairman, President &	Senior Vice President &
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the accompanying consolidated statements of financial position of Rockwell Collins, Inc. and subsidiaries (the "Company") as of September 30, 2011 and October 1, 2010, and the related consolidated statements of operations, cash flows, equity and comprehensive income for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and October 1, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 15, 2011

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions, except per share amounts)

	September 30
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$530	$435
Receivables, net	969	1,024
Inventories, net	1,195	1,004
Current deferred income taxes	106	129
Other current assets	89	97
Total current assets	2,889	2,689

Property	754	707
Goodwill	780	766
Intangible Assets	308	306
Long-term Deferred Income Taxes	448	389
Other Assets	210	207
TOTAL ASSETS	$5,389	$5,064
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$—	$24
Accounts payable	485	420
Compensation and benefits	324	259
Advance payments from customers	269	324
Product warranty costs	148	183
Other current liabilities	269	242
Total current liabilities	1,495	1,452

Long-term Debt, Net	528	525
Retirement Benefits	1,633	1,420
Other Liabilities	205	181

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,437	1,420
Retained earnings	3,288	2,816
Accumulated other comprehensive loss	(1,497)	(1,259)
Common stock in treasury, at cost (shares held: September 30, 2011, 30.5; September
30, 2010, 27.0)	(1,707)	(1,497)
Total shareowners’ equity	1,523	1,482
Noncontrolling interest	5	4
Total equity	1,528	1,486
TOTAL LIABILITIES AND EQUITY	$5,389	$5,064

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Year Ended September 30
	2011	2010	2009
Sales:
Product sales	$4,223	$4,087	$4,007
Service sales	583	544	421
Total sales	4,806	4,631	4,428

Costs, expenses and other:
Product cost of sales	3,045	2,989	2,831
Service cost of sales	382	364	287
Selling, general and administrative expenses	533	476	457
Interest expense	19	20	18
Other income, net	(28)	(14)	(23)
Total costs, expenses and other	3,951	3,835	3,570

Income from continuing operations before income taxes	855	796	858
Income tax expense	240	239	269
Income from continuing operations	615	557	589

Income from discontinued operations, net of taxes	19	4	5

Net income	$634	$561	$594

Earnings per share:
Basic
Continuing operations	$3.99	$3.55	$3.73
Discontinued operations	0.12	0.02	0.03
Basic earnings per share	$4.11	$3.57	$3.76

Diluted
Continuing operations	$3.94	$3.50	$3.70
Discontinued operations	0.12	0.02	0.03
Diluted earnings per share	$4.06	$3.52	$3.73

Weighted average common shares:
Basic	154.2	157.1	157.8
Diluted	156.1	159.2	159.4

Cash dividends per share	$0.96	$0.96	$0.96

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended September 30
	2011	2010	2009
Operating Activities:
Net income	$634	$561	$594
Adjustments to arrive at cash provided by operating activities:
Restructuring and asset impairment charge (adjustment)	27	(1)	21
Gain on sale of business	(27)	—	—
Depreciation	105	112	114
Amortization of intangible assets	36	37	30
Stock-based compensation expense	24	24	18
Compensation and benefits paid in common stock	68	64	63
Excess tax benefit from stock-based compensation	(7)	(17)	(2)
Deferred income taxes	93	86	88
Pension plan contributions	(113)	(110)	(139)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	49	(32)	39
Inventories	(247)	(96)	12
Accounts payable	58	43	(63)
Compensation and benefits	61	64	(122)
Advance payments from customers	(55)	(25)	15
Product warranty costs	(35)	(34)	(10)
Income taxes	59	48	2
Other assets and liabilities	(73)	(13)	(27)
Cash Provided by Operating Activities	657	711	633

Investing Activities:
Property additions	(152)	(109)	(153)
Acquisition of businesses, net of cash acquired	(17)	(96)	(146)
Acquisition of intangible assets	(4)	(7)	(2)
Proceeds from business divestiture	44	—	—
Cash provided to customer	(237)	—	—
Collection of cash provided to customer	237	—	—
Purchase of short-term investments	—	(21)	—
Proceeds from sale of short-term investments	20	—	—
Proceeds from the disposition of property	14	1	—
Other investing activities	3	—	(1)
Cash Used for Investing Activities	(92)	(232)	(302)

Financing Activities:
Purchases of treasury stock	(328)	(183)	(153)
Cash dividends	(148)	(151)	(152)
Repayment of short-term borrowings	(24)	—	(287)
Increase in long-term borrowings	—	—	296
Proceeds from the exercise of stock options	22	38	19
Excess tax benefit from stock-based compensation	7	17	2
Cash Used for Financing Activities	(471)	(279)	(275)

Effect of exchange rate changes on cash and cash equivalents	1	—	4

Net Change in Cash and Cash Equivalents	95	200	60
Cash and Cash Equivalents at Beginning of Period	435	235	175
Cash and Cash Equivalents at End of Period	$530	$435	$235

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

(in millions)

	Year Ended September 30
	2011	2010	2009
Common Stock
Beginning and ending balance	$2	$2	$2

Additional Paid-In Capital
Beginning balance	1,420	1,395	1,378
Tax benefit from stock-based compensation	7	17	2
Shares issued under stock option and benefit plans	(14)	(16)	(3)
Stock-based compensation	24	24	18
Ending balance	1,437	1,420	1,395

Retained Earnings
Beginning balance	2,816	2,444	2,058
Net income	634	561	594
Cash dividends	(148)	(151)	(152)
Shares issued under stock option and benefit plans	(14)	(38)	(56)
Ending balance	3,288	2,816	2,444

Accumulated Other Comprehensive Loss
Beginning balance	(1,259)	(1,080)	(578)
Pension and other retirement benefit adjustment	(217)	(171)	(516)
Currency translation gain (loss)	(21)	(8)	14
Ending balance	(1,497)	(1,259)	(1,080)

Common Stock in Treasury
Beginning balance	(1,497)	(1,469)	(1,452)
Share repurchases	(322)	(182)	(156)
Shares issued from treasury	112	154	139
Ending balance	(1,707)	(1,497)	(1,469)

Total Shareowners' Equity	1,523	1,482	1,292

Noncontrolling Interest
Beginning balance	4	3	2
Other changes in equity attributable to noncontrolling interest	1	1	1
Ending balance	5	4	3
Total Equity	$1,528	$1,486	$1,295

Comprehensive Income
Net income	$634	$561	$594
Other comprehensive loss, net of taxes (2011, $130; 2010, $95; 2009, $303)	(238)	(179)	(502)

Comprehensive income	$396	$382	$92

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Description and Basis of Presentation

Rockwell Collins, Inc. (the Company or Rockwell Collins) designs, produces and supports communications and aviation electronics for commercial and military customers worldwide.

The Company operates on a 52/53 week fiscal year ending on the Friday closest to September 30. Each of 2011, 2010 and 2009 was a 52-week fiscal year. For ease of presentation, September 30 is utilized consistently throughout these financial statements and notes to represent the fiscal year end date. All date references contained herein relate to the Company's fiscal year unless otherwise stated.

As discussed in Note 4, Discontinued Operations, the Company's Rollmet product line, formerly included within the Commercial Systems segment, was divested in 2011 and has been accounted for as a discontinued operation for all periods presented. As such, certain prior period amounts have been reclassified to conform to the current year presentation. Unless otherwise noted, disclosures pertain to the Company's continuing operations.

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

Foreign Currency Translation and Transactions
The functional currency for significant subsidiaries operating outside the United States is their respective local currency. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rate at the balance sheet date. Sales, costs and expenses are translated at the average exchange rates in effect during the period. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive loss within the Consolidated Statement of Equity and Comprehensive Income.

Foreign exchange transaction gains and losses due to the remeasurement of account balances in foreign currencies are included within the Consolidated Statement of Operations and were not material to the Company's results of operations for 2011, 2010 and 2009.

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

Sales related to long-term contracts requiring development and delivery of products over several years are accounted for under the percentage-of-completion method of accounting in accordance with the Construction-Type and Production-Type Contracts subtopic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification. The percentage-of-completion method is predominately used in the Government Systems segment and sales and earnings under qualifying contracts are recorded either as products are shipped under the units-of-delivery method (for production effort), or based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort). Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Sales and costs related to profitable purchase options are included in estimates only when the options are exercised whereas sales and costs related to unprofitable purchase options are included in estimates when exercise is determined to be probable. Sales related to change orders are included in estimates only if they can be reliably estimated and collectability is reasonably assured. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Inventories
Inventories are stated at the lower of cost or market using costs which approximate the first-in, first-out method, less related progress payments received. Inventoried costs include direct costs of manufacturing, certain engineering costs and allocable overhead costs. The Company regularly compares inventory quantities on hand on a part level basis to estimated forecasts of product demand and production requirements as well as historical usage. Based on these comparisons, management establishes an excess and obsolete inventory reserve on an aggregate basis. Inventory valuation reserves were $93 million and $98 million at September 30, 2011 and 2010, respectively.

The Company defers certain pre-production engineering costs during the development phase of a program in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. These costs are deferred to the extent of the contractual guarantees and are amortized over their estimated useful lives, up to 15 years, using a units-of-delivery method. This amortization expense is included as a component of cost of sales, within customer-funded research and development expense. Amortization is based on the Company’s expectation of delivery rates on a program-by-program basis and begins when the Company starts recognizing revenue as the Company delivers equipment for the program. The estimated useful life is limited to the amount of time the Company is virtually assured to earn revenues through a contractually enforceable right included in long-term supply arrangements with the Company’s customers. Pre-production engineering costs incurred pursuant to supply arrangements that do not contain customer guarantees for reimbursement are expensed as incurred.

Progress Payments
Progress payments relate to both receivables and inventories and represent cash collected from government-related contracts whereby the governments have a legal right of offset related to the receivable or legal title to the work-in-process inventory.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property
Property is stated at acquisition cost. Depreciation of property is generally provided using straight-line methods over the following estimated useful lives: buildings and improvements, 15-40 years; machinery and equipment, 6-15 years; information systems software and hardware, 5-10 years; and furniture and fixtures, 6-12 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis.

Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense in the period incurred. The fair value of liabilities associated with the retirement of property is recorded when there is a legal or contractual requirement to incur such costs and the costs are reasonably estimable. Upon the initial recognition of a contractual or legal liability for an asset retirement obligation, the Company capitalizes the asset retirement cost by increasing the carrying amount of the property by the same amount as the liability. This asset retirement cost is then depreciated over the estimated useful life of the underlying property. The Company did not have any significant asset retirement obligations at September 30, 2011 and 2010.

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

Customer Incentives
Rockwell Collins provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a customer relationship intangible asset and are amortized over the period the Company has received a contractually enforceable right related to the incentives, up to 15 years, using a units-of-delivery method. Amortization is based on the Company’s expectation of delivery rates on a program-by-program basis. Amortization begins when the Company starts recognizing revenue as the Company delivers equipment for the program. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales.

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

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Assets held for disposal are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. See Note 24 for discussion of certain asset impairments recorded in 2011.

Goodwill and indefinite-lived intangible assets are tested annually for impairment with more frequent tests performed if indications of impairment exist. The Company's annual impairment testing date is in the second quarter of each fiscal year. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. Goodwill is potentially impaired if the carrying value of a reporting unit exceeds its estimated fair value. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. The Company's annual impairment testing performed in the second quarter of 2011, 2010 and 2009 yielded no impairments of goodwill or indefinite-lived intangible assets.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Use of Estimates
The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, long-term contracts, allowances for doubtful accounts, inventory obsolescence, product warranty cost liabilities, customer incentives, retirement benefits, income taxes, environmental matters, preproduction engineering costs, recoverability of long-lived assets and contingencies. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the Consolidated Statement of Operations in the period they are determined.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In addition to the overall business risks associated with the Company's concentration within the aerospace and defense industries, the Company is also exposed to a concentration of collection risk on credit extended to commercial airlines and business jet aircraft manufacturers. At September 30, 2011, accounts receivable due from U.S. and international commercial airlines were approximately $16 million and $40 million, respectively. At September 30, 2011, accounts receivable due from business jet aircraft manufacturers were approximately $104 million. The Company performs ongoing credit evaluations on the financial condition of all of its customers and maintains allowances for uncollectible accounts receivable based on expected collectability. Although management believes its allowances are adequate, the Company is not able to predict with certainty the changes in the financial stability of its customers. Any material change in the financial status of any one or group of customers could have a material adverse effect on the Company's results of operations, financial position or cash flows.

As of September 30, 2011, approximately 10 percent of the Company's employees were represented by collective bargaining agreements, which are generally set to expire between May 2013 and September 2015.

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

In October 2009, the FASB issued a revised standard for certain revenue arrangements that include software elements. Under the revised standard, hardware that contains software which is essential to the product's functionality is excluded from the scope of software revenue recognition standards. The revised accounting standard became effective for the Company in the first quarter of 2011 with no significant impact to the Company's financial statements.

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

Recently Issued Accounting Standards
In September 2011, the FASB amended guidance related to the testing of goodwill for impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The Company will adopt this guidance in the first quarter of 2012 and does not expect a significant impact to the Company's financial statements.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2011, the FASB amended requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2013 with early adoption permitted. The adoption of this guidance will not impact the Company's financial position, results of operations or cash flows and will only impact the presentation of OCI on the financial statements.

In May 2011, the FASB amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment is effective for the Company in the second quarter of fiscal year 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect the Company's financial statements.

3.	Acquisitions

During the years ended September 30, 2011, 2010 and 2009, the Company completed five acquisitions that are summarized as follows:

				Intangible Assets
					Weighted
	Fiscal	Cash			Average
	Year	Purchase		Finite	Life in
(dollars in millions)	Acquired	Price(1)	Goodwill	Lived	Years
Computing Technologies for Aviation, Inc.	2011	$11	$10	$3	9
Blue Ridge Simulation, Inc.	2011	6	6	1	9
AR Group, Inc.	2010	91	58	39	14
DataPath, Inc	2009	125	69	28	6
SEOS Group Limited	2009	26	28	9	9

(1)	Net of cash acquired and net of post-closing purchase price adjustments, when applicable

Computing Technologies for Aviation, Inc.
On January 10, 2011, the Company acquired all the shares of Computing Technologies for Aviation, Inc. (CTA). CTA, with headquarters located in Charlottesville, Virginia, is a leading provider of flight operations management solutions for corporate flight departments and other aviation customers. The purchase price, net of cash acquired, was $11 million. In the fourth quarter of 2011, the purchase price allocation was finalized with $10 million allocated to goodwill and $3 million to finite-lived intangible assets with a weighted average life of approximately 9 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will broaden the Company’s flight information solutions capabilities. None of the goodwill resulting from the acquisition is tax deductible. The goodwill is included within the Commercial Systems segment.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DataPath, Inc.
On May 29, 2009, the Company acquired all the shares of DataPath, Inc. (DataPath). DataPath, with operations in Duluth, Georgia, and in Sweden, is a global leader in creating satellite-based communication solutions, primarily for military applications. The purchase price, net of cash acquired, was $125 million, of which $118 million was paid in cash in 2009, $5 million was paid in cash in 2010 and $2 million was paid in cash in 2011. In the third quarter of 2010, the purchase price allocation was finalized with $69 million allocated to goodwill and $28 million to finite-lived intangible assets with a weighted average life of approximately 6 years. The excess purchase price over net assets acquired reflects the Company's view that this acquisition will augment the Company's networked communication offerings. None of the goodwill resulting from the acquisition is tax deductible. The goodwill is included within the Government Systems segment.

SEOS Group Limited
On November 24, 2008, the Company acquired all the shares of SEOS Group Limited (SEOS). SEOS, with operations in the United Kingdom and the U.S., is a leading global supplier of highly realistic visual display solutions for commercial and military flight simulators. SEOS is included within the results of both the Government Systems and Commercial Systems segments. The initial purchase price, net of cash acquired, was $28 million. The purchase agreement contemplated additional consideration to be paid post closing, contingent upon the achievement of certain milestones and not to exceed $8 million. In March 2011, the earn-out contingency was settled in full resulting in no additional consideration being paid. In addition, the Company received $2 million of cash during the second quarter of 2011 related to the favorable settlement of various post-closing disputes. The final purchase price, net of the favorable post-closing settlement adjustment, was $26 million, with $28 million allocated to goodwill and $9 million to finite-lived intangible assets with a weighted average life of approximately 9 years. The excess purchase price over net assets acquired reflects the Company's view that this acquisition will further enhance the Company's simulation and training capabilities and provide more innovative and integrated solutions for the Company's customers. None of the goodwill resulting from the acquisition is tax deductible. The goodwill is allocated to the Government Systems and Commercial Systems segments in the amounts of $20 million and $8 million, respectively.

Pro-forma results for 2011, 2010 and 2009, assuming the acquisitions were made at the beginning of the year, are not presented as the pro-forma information would not be materially different from the consolidated reported results.

4.	Discontinued Operations

On July 22, 2011, the Company sold its Rollmet product line to Precision Castparts Corp. The sale price, which was subject to a post-closing adjustment based on the final closing balance sheet, was approximately $44 million. In October of 2011, subsequent to year-end, the Company paid a $3 million post-closing adjustment to the purchaser, which reduced the net sale price to $41 million. The Company recorded a pre-tax gain on the sale of Rollmet for $27 million ($17 million, net of tax) in the fourth quarter of fiscal year 2011. This gain was included within discontinued operations on the Consolidated Statement of Operations. The Rollmet business provided seamless alloy and stainless steel pipes and propulsion system components for the energy, petrochemical and defense industries. The Company divested this non-core business to focus on its primary business strategies and growing its core markets. Rollmet's operating results are included in discontinued operations in the Company's Consolidated Statement of Operations for all periods presented.

Results of discontinued operations, excluding the impact from the gain on sale, are as follows:

	Year Ended September 30
(in millions)	2011	2010	2009
Sales	$19	$34	$42
Income from discontinued operations before income taxes	4	6	9

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Receivables, Net

Receivables, net are summarized as follows:

	September 30,	September 30,
(in millions)	2011	2010
Billed	$718	$743
Unbilled	404	339
Less progress payments	(143)	(48)
Total	979	1,034
Less allowance for doubtful accounts	(10)	(10)
Receivables, net	$969	$1,024

Receivables not expected to be collected during the next twelve months are classified as long-term and are included within Other Assets. Total receivables due from the U.S. Government, both directly and indirectly through subcontracts, were $388 million at September 30, 2011 and $389 million at September 30, 2010. U.S. Government unbilled receivables net of progress payments were $136 million and $119 million at September 30, 2011 and 2010, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

6.	Inventories, Net

Inventories, net are summarized as follows:

	September 30,	September 30,
(in millions)	2011	2010
Finished goods	$180	$162
Work in process	265	242
Raw materials, parts and supplies	340	336
Less progress payments	(36)	(56)
Total	749	684
Pre-production engineering costs	446	320
Inventories, net	$1,195	$1,004

Amortization expense for pre-production engineering costs for 2011, 2010 and 2009 was $15 million, $15 million and $7 million, respectively. As of September 30, 2011, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 10 years.

(in millions)	2012	2013	2014	2015	2016	Thereafter
Anticipated amortization expense for
pre-production engineering costs	$26	$33	$42	$52	$48	$245

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to life-time-buy inventory and pre-production engineering costs not expected to be realized within one year of $485 million and $373 million at September 30, 2011 and 2010, respectively. Life-time-buy inventory is inventory that is typically no longer produced by the Company's vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Property

Property is summarized as follows:

	September 30,	September 30,
(in millions)	2011	2010
Land	$14	$14
Buildings and improvements	372	362
Machinery and equipment	1,002	959
Information systems software and hardware	310	282
Furniture and fixtures	66	63
Construction in progress	89	64
Total	1,853	1,744
Less accumulated depreciation	(1,099)	(1,037)
Property	$754	$707

Property additions acquired by incurring accounts payable, which are reflected as a non-cash transaction in the Company's Consolidated Statement of Cash Flows, were $21 million, $15 million and $12 million at September 30, 2011, 2010 and 2009, respectively.

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

	Government	Commercial
(in millions)	Systems	Systems	Total
Balance at September 30, 2009	$496	$199	$695
Air Routing acquisition	—	58	58
DataPath adjustment	16	—	16
Foreign currency translation adjustments	(3)	—	(3)
Balance at September 30, 2010	509	257	766
Blue Ridge acquisition	6	—	6
CTA acquisition	—	10	10
Rollmet divestiture	—	(1)	(1)
Foreign currency translation adjustments	(1)	—	(1)
Balance at September 30, 2011	$514	$266	$780

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company's 2011 and 2010 impairment tests resulted in no impairment.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets are summarized as follows:

	September 30, 2011			September 30, 2010
		Accum			Accum
(in millions)	Gross	Amort	Net	Gross	Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$219	$(140)	$79	$214	$(123)	$91
Customer relationships:
Acquired	90	(48)	42	90	(40)	50
Up-front sales incentives	190	(17)	173	153	(11)	142
License agreements	18	(9)	9	22	(6)	16
Trademarks and tradenames	15	(12)	3	15	(10)	5
Intangible assets with indefinite lives:
Trademarks and tradenames	2	—	2	2	—	2
Intangible assets	$534	$(226)	$308	$496	$(190)	$306

As described in Note 24, Restructuring and Asset Impairment Charges, the Company's Government Systems business terminated a technology license in 2011 that resulted in a $7 million reduction to Intangible assets. This amount was included within the impairment charge to Cost of Sales discussed in Note 24.

Amortization expense for intangible assets for 2011, 2010 and 2009 was $36 million, $37 million and $30 million, respectively. As of September 30, 2011, the weighted average amortization period remaining for up-front sales incentives was approximately 9 years.

(in millions)	2012	2013	2014	2015	2016	Thereafter
Anticipated amortization expense for up-front sales
incentives	$11	$11	$16	$19	$17	$99
Anticipated amortization expense for all other
intangible assets	30	23	19	16	13	32
Total	$41	$34	$35	$35	$30	$131

9.	Other Assets

Other assets are summarized as follows:

	September 30,	September 30,
(in millions)	2011	2010
Long-term receivables	$32	$27
Investments in equity affiliates	11	10
Exchange and rental assets (net of accumulated depreciation of $104 at September
30, 2011 and $106 at September 30, 2010)	57	51
Assets held-for-sale	—	14
Other	110	105
Other assets	$210	$207

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $102 million, $98 million and $96 million for the years ended September 30, 2011, 2010 and 2009, respectively. The deferred portion of profit generated from sales to equity affiliates was $2 million at September 30, 2011 and $4 million at September 30, 2010.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either loaned or rented to customers on a short-term basis in connection with warranty and other service related activities or under operating leases. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $11 million, $9 million and $10 million for the years ended September 30, 2011, 2010 and 2009, respectively.

Assets Held-for-Sale
Assets held-for-sale at September 30, 2010 included the carrying cost for the Company's vacated land and facility in San Jose, California. In September 2009, the Company announced plans to close this facility and relocate engineering, production and service work to other existing facilities. In 2010, the San Jose facility was vacated, actively marketed and prepared for sale. In July 2011, the Company sold the San Jose facility for $14 million, net of selling costs.

10.	Other Current Liabilities

Other current liabilities are summarized as follows:

	September 30,	September 30,
(in millions)	2011	2010
Customer incentives	$128	$132
Contract reserves	16	19
Income taxes payable	29	8
Other	96	83
Other current liabilities	$269	$242

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Debt

Short-term Debt
Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. At September 30, 2011 and September 30, 2010, there were no outstanding short-term commercial paper borrowings.

In June 2011 the Company repaid a five-year unsecured variable rate loan of a non-U.S. subsidiary that was entered into in June 2006. At September 30, 2011 and September 30, 2010, the outstanding balance for this loan was $0 million and $24 million, respectively.

Revolving Credit Facilities
On May 26, 2011, the Company entered into an $850 million five-year unsecured revolving credit facility with various banks. This agreement replaces the prior $850 million revolving credit agreement that was terminated concurrently upon entering into the new agreement. The conditions precedent, covenants, representations and warranties and events of default set forth in the new revolving credit facility agreement are substantially the same as those in the prior agreement. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. The ratio was 15 percent as of September 30, 2011. The credit facility has options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. The credit facility also contains covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/ leaseback transactions or merge or consolidate with another entity. Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At September 30, 2011, there were no outstanding borrowings under this revolving credit facility, nor were there any outstanding borrowings at September 30, 2010 under the prior agreement.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $58 million as of September 30, 2011, of which $19 million was utilized to support commitments in the form of commercial letters of credit. As of September 30, 2011 and September 30, 2010, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At September 30, 2011 and September 30, 2010, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

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

On May 6, 2009, the Company issued $300 million of 5.25 percent fixed rate unsecured debt due July 15, 2019 (the 2019 Notes). The net proceeds to the Company from the sale of the 2019 Notes, after deducting a $2 million discount and $2 million of debt issuance costs, were $296 million. The 2019 Notes are included in the Consolidated Statement of Financial Position net of the unamortized discount within the caption Long-term Debt, Net. The debt issuance costs are capitalized within Other Assets on the Consolidated Statement of Financial Position. The discount and debt issuance costs are amortized over the life of the 2019 Notes and recorded in Interest expense. In January 2010, the Company entered into interest rate swap contracts which effectively converted $150 million of the 2019 Notes to floating rate debt based on six-month LIBOR plus 1.235 percent. See Notes 18 and 19 for additional information relating to the interest rate swap contracts.

On November 20, 2003, the Company issued $200 million of 4.75 percent fixed rate unsecured debt due December 1, 2013 (the 2013 Notes). At the time of the debt issuance, the Company entered into interest rate swap contracts which effectively converted $100 million of the 2013 Notes to floating rate debt based on six-month LIBOR less 0.075 percent. See Notes 18 and 19 for additional information relating to the interest rate swap contracts.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2019 and 2013 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at September 30, 2011 and September 30, 2010.

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

	September 30,	September 30,
(in millions)	2011	2010
Principal amount of 2019 Notes, net of discount	$299	$299
Principal amount of 2013 Notes	200	200
Fair value swap adjustment (Notes 18 and 19)	29	26
Long-term debt, net	$528	$525

Interest paid on debt for the years ended September 30, 2011, 2010 and 2009 was $18 million, $19 million and $13 million, respectively.

12.	Retirement Benefits

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of Expense (Income)
The components of expense (income) for Pension Benefits and Other Retirement Benefits are summarized below:

	Pension Benefits			Other Retirement Benefits
(in millions)	2011	2010	2009	2011	2010	2009
Service cost	$8	$6	$5	$4	$3	$2
Interest cost	159	159	169	11	12	14
Expected return on plan assets	(212)	(210)	(203)	(1)	(1)	—
Amortization:
Prior service credit	(19)	(19)	(19)	(16)	(22)	(22)
Net actuarial loss	48	90	30	12	13	10
Net benefit expense (income)	$(16)	$26	$(18)	$10	$5	$4

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

The following table reconciles the projected benefit obligations (PBO), plan assets, funded status and net liability for the Company's Pension Benefits and the Other Retirement Benefits.

			Other
	Pension Benefits		Retirement Benefits
(in millions)	2011	2010	2011	2010
PBO at beginning of period	$3,354	$2,968	$265	$240
Service cost	8	6	4	3
Interest cost	159	159	11	12
Discount rate change	134	354	7	16
Actuarial losses (gains)	15	28	(16)	(9)
Plan amendments	14	—	—	21
Plan participant contributions	—	—	14	13
Benefits paid	(166)	(159)	(31)	(31)
Other	—	(2)	—	—
PBO at end of period	3,518	3,354	254	265
Plan assets at beginning of period	2,169	1,928	9	10
Actual return on plan assets	(5)	291	—	1
Company contributions	113	110	17	16
Plan participant contributions	—	—	14	13
Benefits paid	(166)	(159)	(31)	(31)
Other	—	(1)	—	—
Plan assets at end of period	2,111	2,169	9	9
Funded status of plans	$(1,407)	$(1,185)	$(245)	$(256)
Funded status consists of:
Retirement benefits liability	$(1,397)	$(1,175)	$(232)	$(241)
Compensation and benefits liability	(10)	(10)	(13)	(15)
Net liability	$(1,407)	$(1,185)	$(245)	$(256)

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's non-U.S. defined benefit pension plans represented 4 percent and 5 percent of the total PBO at September 30, 2011 and 2010, respectively. The accumulated benefit obligation for all defined benefit pension plans was $3,508 million and $3,343 million at September 30, 2011 and September 30, 2010, respectively.

Other Comprehensive Loss
The following table summarizes the amounts included in Accumulated other comprehensive loss before tax related to retirement benefits as of September 30, 2011 and 2010 and changes recognized in Other Comprehensive Loss before tax for the years ended September 30, 2011 and 2010:

			Other
	Pension Benefits		Retirement Benefits
	Prior Service	Net Actuarial	Prior Service	Net Actuarial
(in millions)	Cost (Credit)	Loss	Cost (Credit)	Loss
Balance at September 30, 2009	$(94)	$1,738	$(76)	$184
Current year prior service cost	—	—	21	—
Current year net actuarial loss	—	301	—	6
Amortization of prior service cost	19	—	22	—
Amortization of actuarial loss	—	(90)	—	(13)
Balance at September 30, 2010	(75)	1,949	(33)	177
Current year prior service cost	14	—	—	—
Current year net actuarial loss	—	366	—	(8)
Amortization of prior service cost	19	—	16	—
Amortization of actuarial loss	—	(48)	—	(12)
Balance at September 30, 2011	$(42)	$2,267	$(17)	$157

The estimated amounts that will be amortized from Accumulated other comprehensive loss into expense (income) for Pension Benefits and Other Retirement Benefits during the year ending September 30, 2012 are as follows:

		Other
	Pension	Retirement
(in millions)	Benefits	Benefits	Total
Prior service cost	$(18)	$(6)	$(24)
Net actuarial loss	58	11	69
Total	$40	$5	$45

Actuarial Assumptions
The following table presents the significant assumptions used in determining the benefit obligations:

					Other
					Retirement
	Pension Benefits				Benefits
	U.S.		Non-U.S.		U.S.
	2011	2010	2011	2010	2011	2010
Discount rate	4.43%	4.85%	5.57%	4.94%	4.20%	4.52%
Compensation increase rate	—	—	3.46%	3.44%	—	—

Discount rates used to determine the benefit obligations are determined by using a weighted average of market-observed yields for high quality fixed income securities that correspond to the payment of benefits.

The Company's U.S. qualified and non-qualified plans were amended to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. The only U.S. plans that continue to accrue benefits are certain plans associated with collective bargaining agreements, and these plans are not impacted by increases in compensation as the benefit formula is dependent solely on years of service. As a result, the compensation increase rate assumption for U.S. plans is zero.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant assumptions used in determining the net benefit expense (income) are as follows:

					Other
	Pension Benefits				Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2011	2010	2011	2010	2011	2010
Discount rate	4.85%	5.47%	4.94%	5.94%	4.52%	5.23%
Expected long-term return on plan assets	8.75%	8.75%	8.68%	8.71%	8.75%	8.75%
Compensation increase rate	—	—	3.44%	3.50%	—	—
Health care cost gross trend rate*	—	—	—	—	11.00%	11.00%
Ultimate trend rate*	—	—	—	—	5.50%	5.50%
Year that trend reaches ultimate rate*	—	—	—	—	2016	2015

*	Due to the effect of the fixed Company contribution, increasing or decreasing the health care cost trend rate by one percentage point would not have a significant impact on the Company's cost of providing Other Retirement Benefits.

Expected long-term return on plan assets for each year presented is based on both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. The Company uses a market-related value of plan assets reflecting changes in the fair value of plan assets over a five-year period. In 2010, actuarial gains and losses in excess of 10 percent of the greater of the market-related value of plan assets or the projected benefit obligation (the corridor) were amortized on a straight-line basis over the average remaining service period of active participants, which was approximately 11 years. Beginning in 2011, the amortization of such gains and losses was over the expected future lifetime of inactive participants, which is approximately 28 years. As of September 30, 2011, almost all of the plan's participants are considered inactive due to the discontinuance of benefit accruals for services rendered after September 30, 2006 for all salaried and hourly employees not covered by collective bargaining agreements.

Prior service costs resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants.

Plan Assets
Total plan assets for Pension Benefits and Other Retirement Benefits as of September 30, 2011 and 2010 were $2,120 million and $2,178 million, respectively. The Company has established investment objectives that seek to preserve and maximize the amount of plan assets available to pay plan benefits. These objectives are achieved through investment guidelines requiring diversification and allocation strategies designed to maximize the long-term returns on plan assets while maintaining a prudent level of investment risk. These investment strategies are implemented using actively managed and indexed assets. Target and actual asset allocations as of September 30, 2011 and 2010 are as follows:

	Target Mix	2011	2010
Equities	40% - 70%	60%	64%
Fixed income	25% - 60%	37%	34%
Alternative investments	0% - 15%	—%	—%
Cash	0% - 5%	3%	2%

Alternative investments may include real estate, hedge funds, venture capital, and private equity. There were no plan assets invested in the securities of the Company as of September 30, 2011 and 2010 or at any time during the years then ended. Target and actual asset allocations are periodically rebalanced between asset classes in order to mitigate investment risk and maintain asset classes within target allocations.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value of the Company's pension plans' assets as of September 30, 2011 and 2010, by asset category segregated by level within the fair value hierarchy, as described in Note 18:

	September 30, 2011				September 30, 2010
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Equity securities:
U.S. equity	$772	$122	$—	$894	$849	$136	$—	$985
Non-U.S. equity	339	35	—	374	353	36	—	389
Fixed income securities:
Corporate	—	468	—	468	—	376	—	376
U.S. government	122	128	—	250	131	132	—	263
Emerging market	—	56	—	56	—	67	—	67
Mortgage and asset-backed	—	6	—	6	—	24	—	24
Other	—	9	—	9	—	12	—	12
Cash and cash equivalents	—	49	—	49	—	49	—	49
Sub-total	1,233	873	—	2,106	1,333	832	—	2,165
Net receivables related to
investment transactions				5				4
Total				$2,111				$2,169

The following table presents the fair value of the Company's other retirement benefits plan assets as of September 30, 2011 and 2010, by asset category segregated by level within the fair value hierarchy, as described in Note 18:

	September 30, 2011				September 30, 2010
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Equity securities:
U.S. equity	$6	$—	$—	$6	$6	$—	$—	$6
Fixed income securities:
Corporate	—	1	—	1	—	1	—	1
U.S. government	—	1	—	1	1	—	—	1
Mortgage and asset-backed	—	—	—	—	—	1	—	1
Cash and cash equivalents	—	1	—	1	—	—	—	—
Total	$6	$3	$—	$9	$7	$2	$—	$9

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contributions
For the years ended September 30, 2011 and 2010, the Company made contributions to its pension plans as follows:

(in millions)	2011	2010
Contributions to U.S. qualified plan	$100	$98
Contributions to U.S. non-qualified plan	8	7
Contributions to non-U.S. plans	5	5
Total	$113	$110

The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. The Company plans to contribute $110 million to its U.S. qualified pension plan in 2012 of which $47 million was contributed in October of 2011, subsequent to the Company's 2011 fiscal year end. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns and interest rates. The Company may elect to make additional discretionary contributions during 2012 to further improve the funded status of this plan. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $13 million in 2012.

Contributions to the Company's other postretirement plans are expected to total $23 million in 2012.

Benefit Payments
The following table reflects estimated benefit payments to be made to eligible participants for each of the next five years and the following five years in aggregate:

		Other
	Pension	Retirement
(in millions)	Benefits	Benefits
2012	$175	$23
2013	181	24
2014	188	19
2015	195	19
2016	200	18
2017 - 2021	1,085	90

Estimated benefit payments for Other Retirement Benefits is shown net of plan participant contributions and reflects the Company's portion only. Substantially all of the Pension Benefit payments relate to the Company's U.S. qualified funded plans which are paid from the pension trust.

Defined Contribution Savings Plans and Employee Stock Purchase Plan
The Company sponsors defined contribution savings plans that are available to the majority of its employees. The plans allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions using common stock of the Company up to certain limits. Employees may transfer at any time all or a portion of their balance in Company common stock to any of the other investment options offered within the plans. The Company is authorized to issue 16.5 million shares under the defined contribution savings plans, of which 5.1 million shares are available for future contributions at September 30, 2011. Additionally, the defined contribution savings plan includes a cash contribution based on an employee's age and service.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's expense related to the defined contribution savings plans for 2011, 2010 and 2009 was as follows:

	2011		2010		2009
(in millions)	Shares	Expense	Shares	Expense	Shares	Expense
Contribution in shares:
Defined contribution savings plans	1.0	$57	0.9	$53	1.4	$51
Contribution in cash:
Retirement contribution		39		34		36
Other		1		1		1
Total		$97		$88		$88

The Company also offers an Employee Stock Purchase Plan (ESPP) which allows employees to have their base compensation withheld to purchase the Company's common stock each month at 95 percent of the fair market value on the last day of the month. The Company is authorized to issue 9.0 million shares under the ESPP, of which 3.5 million shares are available for future grant at September 30, 2011. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit. During 2011, 2010 and 2009, 0.2 million, 0.2 million and 0.3 million shares, respectively, of Company common stock were issued to employees at a value of $11 million, $11 million and $12 million for the respective periods.

13.	Shareowners' Equity

Common Stock
The Company is authorized to issue one billion shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, without par value, of which 2.5 million shares are designated as Series A Junior Participating Preferred Stock (Junior Preferred Stock) for issuance in connection with the exercise of preferred share purchase rights.

Preferred Share Purchase Rights
The Board of Directors adopted a Rights Plan in 2001 and issued Preferred Share Purchase Rights. The Plan and the Rights expired in accordance with their terms on June 30, 2011.

Treasury Stock
The Company repurchased shares of its common stock as follows:

(in millions)	2011	2010	2009
Amount of share repurchases	$322	$182	$156
Number of shares repurchased	5.5	3.2	3.9

At September 30, 2011, the Company was authorized to repurchase an additional $703 million of outstanding stock under the Company's share repurchase program. Approximately $0 million and $2 million of the 2011 and 2010 share repurchases reflected in the table above are included within accounts payable at September 30, 2011 and 2010, respectively, and are reflected as a non-cash transaction in the Consolidated Statement of Cash Flows.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss (AOCL) consists of the following:

	September 30
(in millions)	2011	2010	2009
Unamortized pension and other retirement benefits (net of taxes of $872 for
2011; $742 for 2010 and $647 for 2009)	$(1,493)	$(1,276)	$(1,105)
Foreign currency translation adjustment	(3)	18	26
Foreign currency cash flow hedge adjustment	(1)	(1)	(1)
Accumulated other comprehensive loss	$(1,497)	$(1,259)	$(1,080)

14.	Stock-Based Compensation and Earnings Per Share

Stock-Based Compensation Program Description
Under the Company's 2006 Long-Term Incentives Plan, up to 17.5 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other awards. Each share issued pursuant to an award of restricted stock, restricted stock units, performance shares, and performance units counts as two shares against the authorized limit. Shares available for future grant or payment under this plan were 8.6 million at September 30, 2011.

Under the Company's 2001 Long-Term Incentives Plan and Directors Stock Plan, up to 14.3 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights and restricted stock. Shares available for future grant or payment under these plans were less than 0.1 million at September 30, 2011.

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

The Company utilizes performance shares, restricted stock and restricted stock units that generally cliff vest at the end of three years. The fair value of performance shares, restricted stock and restricted stock units is estimated using the closing share price on the day of grant. The number of performance shares that will ultimately be issued is based on achievement of performance targets over a three-year period that considers cumulative sales growth and return on sales with an additional potential adjustment up or down depending on the Company's total return to shareowners compared to a group of peer companies.

The Company's stock-based compensation awards are designed to align management's interests with those of the Company's shareowners and to reward outstanding Company performance. The Company has an ongoing share repurchase plan and expects to satisfy share option exercises and stock award issuances from treasury stock.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation expense and related income tax benefit included within the Consolidated Statement of Operations for 2011, 2010 and 2009 is as follows:

(in millions)	2011	2010	2009
Stock-based compensation expense included in:
Product cost of sales	$5	$5	$4
Service cost of sales	2	2	1
Selling, general and administrative expenses	17	17	13
Total	$24	$24	$18
Income tax benefit	$8	$8	$6

General Option Information
The following summarizes the activity of the Company's stock options for 2011:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Life	Value
(shares in thousands)	Shares	Price	(in years)	(in millions)
Outstanding at September 30, 2010	5,745	$38.73
Granted	765	55.91
Exercised	(760)	27.77
Forfeited or expired	(119)	51.94
Outstanding at September 30, 2011	5,631	$42.26	5.5	$71
Vested or expected to vest (a)	5,548	$42.17	5.5	$47
Exercisable at September 30, 2011	3,978	$39.58	4.3	$61

(a)	Represents outstanding options reduced by expected forfeitures

	2011	2010	2009
Weighted-average fair value per share of options granted	$14.77	$12.80	$7.13
Intrinsic value of options exercised (in millions)	26	52	9
Tax deduction resulting from intrinsic value of options
exercised (in millions)	8	18	3

The total fair value of options vested was $9 million, $8 million and $8 million during the years ended September 30, 2011, 2010 and 2009, respectively. Total unrecognized compensation expense for options that have not vested as of September 30, 2011 is $8 million and will be recognized over a weighted average period of 0.8 years.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2011	2010	2009
	Grants	Grants	Grants
Risk-free interest rate	0.3% - 3.9%	2.7%	2.4%
Expected dividend yield	1.7%	2.3%	1.6%
Expected volatility	27.0%	27.0%	24.0%
Expected life	8 years	7 years	6 years

In 2010 and 2009, the risk-free interest rate was equal to a single U.S. Treasury yield based upon the period over which employees were expected to hold options. In 2011, the risk-free interest rate selected was changed to reflect a range of U.S. Treasury yields corresponding to anticipated option exercises over the ten year contractual term. A range of risk-free interest rates more closely aligns with the assumptions used in the binomial lattice pricing model. This change did not significantly impact the fair value of options granted.

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

Performance Shares, Restricted Stock, and Restricted Stock Units Information
The following summarizes the Company's performance shares, restricted stock, and restricted stock units for 2011:

	Performance		Restricted		Restricted
	Shares		Stock		Stock Units
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
		Date Fair		Date Fair		Date Fair
(shares in thousands)	Shares	Value	Shares	Value	Shares	Value
Nonvested at September 30, 2010	605	$45.54	198	$46.13	118	$50.31
Granted	202	55.91	—	—	81	57.82
Vested	(112)	72.04	(42)	71.95	(12)	54.13
Forfeited	(40)	44.58	(4)	38.88	—	—
Nonvested at September 30, 2011	655	$44.28	152	$39.13	187	$53.30

(in millions, remaining life in years)	Performance Shares	Restricted Stock	Restricted Stock Units
Total unrecognized compensation costs
at September 30, 2011	$10	$1	$2
Weighted average life remaining at
September 30, 2011	0.9	0.5	0.7
Weighted average fair value per share
granted in 2010	$53.18	$53.08	$53.70
Weighted average fair value per share
granted in 2009	$30.63	$30.39	$36.20

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2011 based on the achievement of performance targets for fiscal years 2011 through 2013 is approximately 459,000. The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2010 based on the achievement of performance targets for fiscal years 2010 through 2012 is approximately 437,000. The number of shares of common stock that will be issued in respect of performance shares granted in 2009 based on the achievement of performance targets for fiscal years 2009 through 2011 is approximately 293,000.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

(in millions, except per share amounts)	2011	2010	2009
Numerator for basic and diluted earnings per share:
Income from continuing operations	$615	$557	$589
Income from discontinued operations, net of taxes	19	4	5
Net income	$634	$561	$594
Denominator:
Denominator for basic earnings per share – weighted average common shares	154.2	157.1	157.8
Effect of dilutive securities:
Stock options	1.4	1.6	1.2
Performance shares, restricted stock and restricted stock units	0.5	0.5	0.4
Dilutive potential common shares	1.9	2.1	1.6
Denominator for diluted earnings per share – adjusted weighted average shares
and assumed conversion	156.1	159.2	159.4
Earnings per share:
Basic
Continuing operations	$3.99	$3.55	$3.73
Discontinued operations	0.12	0.02	0.03
Basic earnings per share	$4.11	$3.57	$3.76
Diluted
Continuing operations	$3.94	$3.50	$3.70
Discontinued operations	0.12	0.02	0.03
Diluted earnings per share	$4.06	$3.52	$3.73

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.3 million, 0.8 million and 1.3 million in 2011, 2010 and 2009, respectively.

15.	Company-Funded Research and Development

The Company performs R&D activities relating to the development of new products and the improvement of existing products. Company-funded R&D programs are expensed as incurred and included in cost of sales. Company-funded R&D expenditures were $355 million, $345 million and $355 million at September 30, 2011, 2010 and 2009, respectively. Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method of accounting.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Other Income, Net

Other income, net consists of the following:

(in millions)	2011	2010	2009
Earnings from equity affiliates	$(13)	$(10)	$(8)
Interest income	(5)	(4)	(5)
Royalty income	(2)	(8)	(7)
Pension expense (a)	—	12	1
Other	(8)	(4)	(4)
Other income, net	$(28)	$(14)	$(23)

(a)	Included within Other income, net is pension expense from certain legacy pension plans and other obligations that were assumed as part of our spin-off from Rockwell International Corporation. All other pension costs are included within Cost of sales and Selling, general and administrative expenses on the Consolidated Statement of Operations. Refer to Note 12 for additional discussion of pension benefits.

17.	Income Taxes

The components of income tax expense from continuing operations are as follows:

(in millions)	2011	2010	2009
Current:
U.S. federal	$128	$144	$171
Non-U.S.	16	11	6
U.S. state and local	3	(2)	4
Total current	147	153	181
Deferred:
U.S. federal	83	74	72
Non-U.S.	—	5	10
U.S. state and local	10	7	6
Total deferred	93	86	88
Income tax expense	$240	$239	$269

Net current deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(in millions)	2011	2010
Inventory	$(49)	$(31)
Product warranty costs	46	58
Customer incentives	31	35
Contract reserves	14	15
Compensation and benefits	42	28
Valuation allowance	(1)	—
Other	21	20
Current deferred income taxes, net	$104	$125

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net long-term deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(in millions)	2011	2010
Retirement benefits	$537	$459
Intangibles	(45)	(45)
Property	(114)	(98)
Stock-based compensation	27	24
Valuation allowance	(13)	(15)
Other	44	50
Long-term deferred income taxes, net	$436	$375

Current deferred income tax assets and liabilities and long-term deferred income tax assets and liabilities are included in the Consolidated Statement of Financial Position as follows:

	September 30
(in millions)	2011	2010
Current deferred income taxes	$106	$129
Other current liabilities	(2)	(4)
Current deferred income taxes, net	$104	$125

Long-term deferred income taxes	$448	$389
Other liabilities	(12)	(14)
Long-term deferred income taxes, net	$436	$375

Management believes it is more likely than not that the current and long-term deferred tax assets will be realized through the reduction of future taxable income, except for $14 million of deferred tax assets which have been fully reserved and relate to foreign net operating losses in Sweden and the United Kingdom which are not subject to expirations. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) the historical operating results of the Company ($1,482 million of U.S. taxable income over the past three years), (b) expectations of future earnings, and (c) the extended period of time over which the retirement benefit liabilities will be paid.

The effective income tax rate from continuing operations differed from the U.S. statutory tax rate as detailed below:

	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	1.1	0.8	0.7
Research and development credit	(4.7)	(1.2)	(2.2)
Domestic manufacturing deduction	(1.9)	(1.1)	(1.3)
Tax settlements	(0.4)	(2.4)	—
Other	(1.0)	(1.1)	(0.8)
Effective income tax rate	28.1%	30.0%	31.4%

Income tax expense from continuing operations was calculated based on the following components of income before income taxes:

(in millions)	2011	2010	2009
U.S. income	$778	$723	$790
Non-U.S. income	77	73	68
Total	$855	$796	$858

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

No provision has been made as of September 30, 2011 for U.S. federal or state, or additional non-U.S. income taxes related to approximately $345 million of undistributed earnings of non-U.S. subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on the undistributed earnings.

The Company had net income tax payments of $96 million, $125 million and $157 million in 2011, 2010 and 2009, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended September 30 is as follows:

(in millions)	2011	2010	2009
Beginning balance	$78	$98	$73
Additions for tax positions related to the current year	22	14	24
Additions for tax positions of prior years	6	5	1
Additions for tax positions related to acquisitions	—	2	—
Reductions for tax positions of prior years	(4)	(21)	—
Reductions for tax positions of prior years related to lapse of statute of limitations	(1)	(2)	—
Reductions for tax positions related to settlements with taxing authorities	(1)	(18)	—
Ending balance	$100	$78	$98

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $57 million, $52 million and $56 million as of September 30, 2011, 2010 and 2009, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months, a reduction in unrecognized tax benefits may occur in the range of $0 to $35 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Consolidated Statement of Financial Position was $6 million and $5 million as of September 30, 2011 and 2010, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Consolidated Statement of Operations was $1 million, $(3) million and $3 million for the years ended September 30, 2011, 2010 and 2009, respectively.

18.	Fair Value Measurements

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and September 30, 2010 are as follows:

		September 30, 2011	September 30, 2010
	Fair Value	Fair Value	Fair Value
(in millions)	Hierarchy	Asset (Liability)	Asset (Liability)
Deferred compensation plan investments	Level 1	$37	$37
Assets held-for-sale	Level 2	—	14
Interest rate swap assets	Level 2	29	26
Foreign currency forward exchange contract
assets	Level 2	8	9
Foreign currency forward exchange contract
liabilities	Level 2	(7)	(8)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during 2011 or 2010.

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

As of September 30, 2011, there has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	Asset (Liability)
	September 30, 2011		September 30, 2010
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Cash and cash equivalents	$530	$530	$435	$435
Short-term investments	—	—	20	20
Short-term debt	—	—	(24)	(24)
Long-term debt	(499)	(565)	(499)	(558)

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

19.	Derivative Financial Instruments

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

The Company has designated the 2019 and 2013 Swaps (the Swaps) as fair value hedges. At September 30, 2011 and September 30, 2010, interest rate swaps were recorded within Other Assets at a fair value of $29 million and $26 million, respectively, offset by a fair value adjustment to Long-term Debt (Note 11) of $29 million and $26 million, respectively. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of September 30, 2011 and September 30, 2010, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $502 million and $404 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Consolidated Statement of Financial Position as of September 30, 2011 and September 30, 2010 are as follows:

		Asset Derivatives
		September 30,	September 30,
(in millions)	Classification	2011	2010
Foreign currency forward exchange contracts	Other current assets	$8	$9
Interest rate swaps	Other assets	29	26
Total		$37	$35

		Liability Derivatives
		September 30,	September 30,
(in millions)	Classification	2011	2010
Foreign currency forward exchange contracts	Other current liabilities	$7	$8

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of September 30, 2011 and September 30, 2010, $1 million and $1 million, respectively, of foreign currency forward exchange contracts, classified within Other current assets, were not designated as hedging instruments.

The effect of derivative instruments on the Consolidated Statement of Operations for the fiscal year ended September 30 is as follows:

		Amount of Gain (Loss)
	Location of	September 30,	September 30,
(in millions)	Gain (Loss)	2011	2010
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$2	$(5)
Interest rate swaps	Interest expense	10	8

Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain recognized in AOCL (effective portion,
before deferred tax impact)	AOCL	$5	$1
Amount of gain (loss) reclassified from AOCL into
income	Cost of sales	3	2

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	—	1

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the fiscal year ended September 30, 2011. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the fiscal year ended September 30, 2011.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of September 30, 2011. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. As of September 30, 2011, the Company has no significant gains or losses that will be reclassified into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at September 30, 2011 was 106 months.

20.	Guarantees and Indemnifications

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	September 30
(in millions)	2011	2010	2009
Balance at beginning of year	$183	$217	$226
Warranty costs incurred	(52)	(55)	(54)
Product warranty accrual	34	34	46
Increase from acquisitions	—	—	2
Changes in estimates for prior years	(20)	(13)	(3)
Foreign currency translation adjustments	3	—	—
Balance at September 30	$148	$183	$217

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of September 30, 2011, the outstanding loan balance was approximately $5 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of September 30, 2011, the Quest guarantees are not reflected on the Company’s Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at September 30, 2011 were $74 million. These commitments are not reflected as liabilities on the Company’s Consolidated Statement of Financial Position.

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

In connection with agreements for the sale of portions of its business, the Company at times retains various liabilities of a business that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. The Company at times indemnifies the purchaser of a Rockwell Collins business in the event that a third party asserts a claim that relates to a liability retained by the Company. The Company has agreed to indemnify the purchaser of the divested Rollmet business for certain liabilities that may arise in connection with breaches of warranties or retained liabilities in existence prior to the divestiture date. These Rollmet indemnity obligations are generally limited to two years and $10 million.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

21.	Contractual Obligations and Other Commitments

The following table reflects certain of the Company's non-cancelable contractual commitments as of September 30, 2011:

	Payments Due By Period
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Non-cancelable operating leases	$60	$46	$37	$25	$14	$44	$226
Purchase contracts	48	41	22	2	2	6	121
Long-term debt	—	—	200	—	—	300	500
Interest on long-term debt	25	25	18	16	16	45	145
Total	$133	$112	$277	$43	$32	$395	$992

Non-cancelable Operating Leases
The Company leases certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts with terms that meet the accounting definition of operating leases. Some leases include renewal options, which permit extensions of the expiration dates at rates approximating fair market rental rates. Rent expense for the years ended September 30, 2011, 2010 and 2009 was $71 million, $60 million and $61 million, respectively. The Company's commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on the Consolidated Statement of Financial Position.

Purchase Contracts
The Company may enter into purchase contracts with suppliers under which there is a commitment to buy a minimum amount of products or pay a specified amount. These commitments are not reflected as a liability on the Company's Consolidated Statement of Financial Position. Amounts purchased under these agreements for the years ended September 30, 2011, 2010 and 2009 were $42 million, $37 million and $31 million, respectively.

Interest on Long-term Debt
Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts.

22.	Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of September 30, 2011, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of September 30, 2011, which represents management’s best estimate of the probable future cost for this site.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

24.	Restructuring and Asset Impairment Charges

In September 2011, the Company recorded restructuring charges totaling $27 million. These charges are primarily comprised of real estate lease and contract termination charges, asset impairment charges and employee severance costs. The charges are related to decisions to implement certain business realignment and facility rationalization actions in response to the global economic factors that have negatively impacted the Company's Government Systems segment.

The 2011 restructuring charge primarily relates to the Company's Government Systems business and is summarized as follows:

		Selling,
		General and
		Administrative
(in millions)	Cost of Sales	Expense	Total
Contract termination and asset impairment charges	$14	$—	$14
Employee separation costs	6	1	7
Lease termination charges	6	—	6
Total restructuring and asset impairment charges	$26	$1	$27

As a result of these actions, the Company intends to reduce its workforce by approximately 500 employees. Employee separation costs of $7 million are included in Compensation and benefits in the Consolidated Statement of Financial Position at September 30, 2011 and will be paid in fiscal year 2012.

Included in the asset impairment charge is a $7 million disposal of intangible assets attributable to the termination of a technology license in the Company's Government Systems segment.

In September 2009, the Company recorded restructuring and asset impairment charges totaling $21 million. The charges were primarily comprised of employee separation costs of $10 million and a non-cash real estate impairment charge related to the Company's plans to close its Government Systems facility in San Jose, California and relocate engineering, production and service work to other existing facilities. The employee separation costs have since been paid and the San Jose facility was sold in 2011, as discussed in Note 9.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25.	Business Segment Information

Rockwell Collins designs, produces and supports communications and aviation electronics for military and commercial customers worldwide. The Company has two operating segments consisting of the Government Systems and Commercial Systems businesses.

Government Systems provides avionics, communication products, surface solutions and navigation products to the U.S. Department of Defense, state and local governments, other government agencies, civil agencies, defense contractors and foreign ministries of defense around the world.

Commercial Systems supplies aviation electronics systems, products, and services to customers located throughout the world. The customer base is comprised of OEMs of commercial air transport, business and regional aircraft, commercial airlines, business aircraft operators.

Sales made to the U.S. Government were 43 percent, 45 percent and 44 percent of total sales for the years ended September 30, 2011, 2010 and 2009, respectively.

The sales and results of continuing operations of the Company’s operating segments are summarized as follows:

(in millions)	2011	2010	2009
Sales:
Government Systems	$2,813	$2,861	$2,579
Commercial Systems	1,993	1,770	1,849
Total sales	$4,806	$4,631	$4,428

Segment operating earnings:
Government Systems	$592	$606	$602
Commercial Systems	381	287	344
Total segment operating earnings	973	893	946

Interest expense	(19)	(20)	(18)
Stock-based compensation	(24)	(24)	(18)
General corporate, net	(48)	(54)	(31)
Restructuring and asset impairment charge	(27)	1	(21)
Income from continuing operations before income taxes	855	796	858
Income tax expense	(240)	(239)	(269)
Income from continuing operations	$615	$557	$589

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

As discussed in Note 4, the Rollmet product line, formerly included within the Commercial Systems segment, has been accounted for as a discontinued operation and certain prior period amounts have been reclassified to conform to the current year presentation.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As discussed in Note 24, the Company recorded restructuring charges totaling $27 million in 2011 and $21 million in 2009.

The following tables summarize the identifiable assets and investments in equity affiliates at September 30, 2011, 2010 and 2009 as well as the provision for depreciation and amortization, the amount of capital expenditures for property, and earnings from equity affiliates for each of the three years ended September 30, for each of the operating segments and Corporate:

(in millions)	2011	2010	2009
Identifiable assets:
Government Systems	$2,139	$2,049	$1,937
Commercial Systems	2,110	1,994	1,858
Corporate	1,140	1,021	850
Total identifiable assets	$5,389	$5,064	$4,645

Investments in equity affiliates:
Government Systems	$11	$10	$10
Commercial Systems	—	—	—
Total investments in equity affiliates	$11	$10	$10

Depreciation and amortization:
Government Systems	$71	$74	$66
Commercial Systems	70	75	78
Total depreciation and amortization	$141	$149	$144

Capital expenditures for property:
Government Systems	$81	$55	$88
Commercial Systems	71	54	65
Total capital expenditures for property	$152	$109	$153

Earnings from equity affiliates:
Government Systems	$13	$10	$8
Commercial Systems	—	—	—
Total earnings from equity affiliates	$13	$10	$8

The Company's operating segments share many common resources, infrastructures and assets in the normal course of business. Certain assets have been allocated between the operating segments primarily based on occupancy or usage, principally property, plant and equipment. Identifiable assets at Corporate consist principally of cash and net deferred income tax assets for all years presented.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes sales by product category for the years ended September 30, 2011 and 2010 and 2009:

(in millions)	2011	2010	2009
Government Systems product categories:
Avionics	$1,434	$1,389	$1,315
Communication products	698	749	541
Surface solutions	377	408	370
Navigation products	304	315	353
Government Systems sales	2,813	2,861	2,579

Commercial Systems product categories:
Air transport aviation electronics	1,049	964	944
Business and regional aviation electronics	944	806	905
Commercial Systems sales	1,993	1,770	1,849
Total sales	$4,806	$4,631	$4,428

Beginning in 2011, product category sales for Government Systems are delineated based upon differences in the underlying product technologies and markets served. Government Systems sales for the years ended September 30, 2010 and 2009 have been reclassified to conform to the current year presentation.

The air transport and business and regional aviation electronics product categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the years ended September 30, 2011, 2010 and 2009, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $119 million, $145 million and $191 million, respectively. In 2005, the Company announced its decision to cease investing in the wide-body in-flight entertainment product area.

The following table reflects sales for the years ended September 30, 2011, 2010 and 2009 and property at September 30, 2011, 2010 and 2009 by geographic region:

	Sales			Property
(in millions)	2011	2010	2009	2011	2010	2009
U.S.	$3,356	$3,284	$3,039	$658	$627	$641
Europe	848	826	812	77	70	69
Asia-Pacific	267	247	270	12	9	8
Canada	241	166	185	1	—	—
Africa / Middle East	54	68	80	—	—	—
Latin America	40	40	42	6	1	1
Total	$4,806	$4,631	$4,428	$754	$707	$719

Sales are attributed to the geographic regions based on the country of destination.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26.	Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended September 30, 2011 and 2010 is summarized as follows:

	2011 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	Total
Sales	$1,104	$1,216	$1,190	$1,296	$4,806
Gross profit (total sales less product and service
cost of sales)	313	352	357	357	1,379
Income from continuing operations	150	150	157	158	615
Income from discontinued operations, net of taxes	1	—	1	17	19
Net income	$151	$150	$158	$175	$634
Earnings per share:
Basic
Continuing operations	$0.97	$0.97	$1.02	$1.03	$3.99
Discontinued operations	—	—	0.01	0.11	0.12
Basic earnings per share	$0.97	$0.97	$1.03	$1.14	$4.11
Diluted
Continuing operations	$0.95	$0.96	$1.01	$1.02	$3.94
Discontinued operations	0.01	—	—	0.11	0.12
Diluted earnings per share	$0.96	$0.96	$1.01	$1.13	$4.06

Net income in the first quarter of 2011 includes a $16 million income tax benefit from the retroactive reinstatement of the Federal Research and Development Tax Credit.

Net income in the fourth quarter of 2011 includes a $17 million gain classified within discontinued operations ($27 million before income taxes) and related to the sale of the Rollmet business. In addition, net income in the fourth quarter of 2011 includes a $17 million charge ($27 million before income taxes) resulting from restructuring and asset impairments as described in Note 24. Included within Gross Profit is $26 million of the pre-tax restructuring and asset impairment charges.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2010 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	Total
Sales	$1,018	$1,134	$1,208	$1,271	$4,631
Gross profit (total sales less product and service
cost of sales)	291	312	323	352	1,278
Income from continuing operations	120	147	142	148	557
Income from discontinued operations, net of taxes	1	1	—	2	4
Net income	$121	$148	$142	$150	$561
Earnings per share:
Basic
Continuing operations	$0.76	$0.94	$0.90	$0.95	$3.55
Discontinued operations	$0.01	$—	$—	$0.01	$0.02
Basic earnings per share	$0.77	$0.94	$0.90	$0.96	$3.57
Diluted
Continuing operations	$0.75	$0.93	$0.89	$0.93	$3.50
Discontinued operations	0.01	—	—	0.01	0.02
Diluted earnings per share	$0.76	$0.93	$0.89	$0.94	$3.52

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

Evaluation of Internal Control Over Financial Reporting

Management's report on internal control over financial reporting as of September 30, 2011 is included within Item 8 of this Annual Report on Form 10-K. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the internal control over financial reporting of Rockwell Collins, Inc. and subsidiaries (the "Company") as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2011 of the Company and our report dated November 15, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 15, 2011

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the 2012 Proxy Statement. See also the information with respect to executive officers of the Company under Item 4A of Part I.

No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than us pursuant to which such person is or was to be selected as a director or nominee.

The members of the Audit Committee of our board of directors are: Chris A. Davis, Andrew J. Policano and David Lilley. The board of directors has determined that all these members are "independent" as defined under applicable SEC and New York Stock Exchange rules and are "audit committee financial experts." The Board's affirmative determination with respect to Ms. Davis was based upon her education and more than twenty years in chief financial officer positions of public companies and her extensive audit committee experience. The Board's affirmative determination with respect to Dr. Policano was based upon his education and his extensive audit and finance committee experience. The Board's affirmative determination with respect to Mr. Lilley was based upon his relevant education and experience as an executive officer of a public company in actively supervising financial officers and his audit committee experience.

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

Item 11. Executive Compensation.

See the information under the captions Compensation of Directors, Executive Compensation, Compensation Discussion and Analysis and Compensation Committee Report in the 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions Voting Securities and Equity Ownership of Certain Beneficial Owners and Management in the 2012 Proxy Statement.

Equity Compensation Plan Information

The following table gives information as of September 30, 2011, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

(c)
	(a)		Number Of Securities
	Number Of	(b)	Remaining Available For
	Securities To Be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise Of	Exercise Price Of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants And Rights	Warrants And Rights	Reflected In Column (a))
Equity Compensation Plans Approved
By Security Holders(1)	7,007,054 (2)	$42.26	12,048,467	(3)(4)
Equity Compensation Plans Not
Approved By Security Holders	None	None	None
Total	7,007,054	$42.26	12,048,467

(1)	Consists of the following equity compensation plans: 2001 Stock Option Plan, 2001 Long-Term Incentives Plan, Directors Stock Plan and 2006 Long-Term Incentives Plan.
(2)	Includes 1,188,563 performance shares, which is the maximum number of shares that can be issued in the future if maximum performance is achieved under performance agreements granted in November 2009 and 2010. Includes 293,233 that will be issued in November 2011 based on performance shares granted in November 2008. Also includes 187,221 restricted stock units (RSUs). Such performance shares and RSUs are not included in the weighted average price calculation.
(3)	Also includes 3,497,565 shares available under our Employee Stock Purchase Plan (ESPP), which allows employees to have withheld up to 15 percent of their base compensation toward the purchase of our common stock. Shares are purchased each month by participants at 95 percent of the fair market value on the last day of the month pursuant to the ESPP.
(4)	Of the 8,550,902 shares available for future grant under the 2006 Long-Term Incentives Plan, each share issued pursuant to an award of restricted stock, restricted stock units, performance shares and performance units counts as 2.02 shares against this limit in accordance with the terms of the plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information under the caption Corporate Governance; Board of Directors and Committees and Certain Transactions and Other Relationships in the 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

See the information under the caption Proposal to Approve the Selection of Auditors in the 2012 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)		Financial Statements, Financial Statement Schedules and Exhibits.

	(1)	Financial Statements

		The financial statements are included under Item 8 of this Annual Report on Form 10-K:

			Page
		Consolidated Statement of Financial Position, as of September 30, 2011 and 2010	47

		Consolidated Statement of Operations, years ended September 30, 2011, 2010 and 2009	48

		Consolidated Statement of Cash Flows, years ended September 30, 2011, 2010 and 2009	49

		Consolidated Statement of Equity and Comprehensive Income, years ended September 30, 2011,	50
		2010 and 2009

		Notes to Consolidated Financial Statements	51

		Report of Independent Registered Public Accounting Firm	89

	(2)	Financial Statement Schedules

		Report of Independent Registered Public Accounting Firm	S-1

		Schedule II—Valuation and Qualifying Accounts	S-2

		Schedules not filed herewith are omitted because of the absence of conditions under which they are
		required or because the information called for is shown in the financial statements or notes thereto.

	(3)	Exhibits

3-a-1	Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3-a-1 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

3-a-2	Certificate of Merger effecting name change of the Company from "New Rockwell Collins, Inc." to "Rockwell Collins, Inc.", filed as Exhibit 3-a-2 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

3-b-1	Amended By-Laws of the Company, filed as Exhibit 3-b-1 to the Company's Form 10-Q for quarter ended June 30, 2004, is incorporated herein by reference.

4-a-1	Rights Agreement dated as of June 28, 2001 by and between the Company and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

4-a-2	Indenture dated as of November 1, 2001 between the Company and Citibank, N.A., as Trustee, filed as Exhibit 4.b to the Company's Registration Statement on Form S-3 (No. 333-72914), is incorporated herein by reference.

4-a-3	Form of certificate for the Company's 43/4% Notes due 2013, filed as Exhibit 4-a to the Company's current report on Form 8-K dated November 21, 2003, is incorporated herein by reference.

4-a-4	Form of Supplemental Indenture dated as of December 4, 2006 between the Company and The Bank of New York Trust Company, N.A. (as incoming trustee), filed as Exhibit 4-a-4 to the Company's Form 8-K dated November 9, 2006, is incorporated herein by reference.

4-a-5	Form of certificate for the Company's 5.25% Notes due July 15, 2019, filed as Exhibit 4 to the Company's Form 8-K dated May 1, 2009, is incorporated herein by reference.

*10-a-1	The Company's 2001 Long-Term Incentives Plan, as amended, filed as Exhibit 10-a-9 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.

*10-a-2	Forms of Stock Option Agreements under the Company's 2001 Long-Term Incentives Plan, filed as Exhibit 10-a-2 to the Company's Form 10-K for year ended September 30, 2001, are incorporated herein by reference.

*10-a-3	Form of Stock Option Agreement under the Company's 2001 Long-Term Incentives Plan for stock option grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-3 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-a-4	Form of Restricted Stock Agreement under the Company's 2001 Long-Term Incentives Plan for restricted stock grants to the non-executive Chairman of the Board of Directors, filed as Exhibit 10-a-4 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-a-5	The Company's 2006 Long-Term Incentives Plan, as amended, filed as Appendix A to the Company's Notice and Proxy Statement dated December 18, 2009, is incorporated herein by reference.

*10-a-6	Form of Restricted Stock Unit Award under the Company's 2006 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company's Form 8-K dated February 7, 2006, is incorporated herein by reference.

*10-a-7	Forms of Stock Option Agreements under the Company's 2006 Long-Term Incentives Plan filed as Exhibit 10-a-8 to the Company's Form 10-K for year ended September 30, 2006, is incorporated herein by reference.

*10-a-8	The Company's 2006 Annual Incentive Compensation Plan for Senior Executives, as amended, filed as Exhibit 10-a-11 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.

*10-a-9	Forms of Stock Option Agreements, adopted November 20, 2009, under the Company's 2006 Long-Term Incentives Plan, filed as Exhibit 10-a-9 to the Company's Form 10-K for year ended September 30, 2009, is incorporated herein by reference.

*10-b-1	The Company's Directors Stock Plan, adopted by the Company's Board of Directors on June 1, 2001 and approved by the Company's shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 001-16445) (the "Form 10"), is incorporated herein by reference.

*10-b-2	Form of Stock Option Agreement under the Company's Directors Stock Plan, filed as Exhibit 10-b-2 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-b-3	Form of Restricted Stock Agreement under the Company's Directors Stock Plan, filed as Exhibit 10-b-3 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-d-1	The Company's Incentive Compensation Plan, as amended, filed as Exhibit 10-d-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.

*10-e-1	The Company's 2001 Stock Option Plan, adopted by the Company's Board of Directors on June 1, 2001, filed as Exhibit 10.3 to the Form 10, is incorporated herein by reference.

*10-f-1	The Company's Deferred Compensation Plan, as amended, filed as Exhibit 10-f-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.

*10-f-2	The Company's 2005 Deferred Compensation Plan, filed as Exhibit 10-f-3 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.

*10-f-3	The Company's 2005 Deferred Compensation Plan, as amended and restated, filed as Exhibit 10-f-3 to the company's Form 10-K for year ended September 30, 2010, is incorporated herein by reference.

*10-g-1	The Company's Non-Qualified Savings Plan, as amended, filed as Exhibit 10-g-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.

*10-g-2	The Company's 2005 Non-Qualified Savings Plan, filed as Exhibit 10-g-3 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.

*10-g-3	The Company's 2005 Non-Qualified Retirement Savings Plan, as amended, filed as Exhibit 10-g-3 to the company's Form 10-Q for quarter ended December 31, 2010, is incorporated herein by reference.

*10-h-1	The Company's Non-Qualified Pension Plan, adopted by the Company's Board of Directors on June 13,
2001, filed as Exhibit 10-h-1 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-h-2	The Company's Memorandum of Proposed Amendments to the Non-Qualified Pension Plan, adopted by the Company's Board of Directors on November 6, 2003, filed as Exhibit 10-h-2 to the Company's Form 10-Q for quarter ended December 31, 2003, is incorporated herein by reference.

*10-h-3	The Company's Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-3 to the Company's Form 10-K for the year ended September 30, 2008, is incorporated herein by reference.

*10-h-4	The Company's 2005 Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-4 to the Company's Form 10-K for the year ended September 30, 2008, is incorporated herein by reference.

*10-h-5	The Company's Memorandum of Proposed Amendments to the 2005 Non-Qualified Pension Plan, adopted on December 22, 2008, filed as Exhibit 10-h-5 to the Company's Form 10-K for year ended September 30, 2009, is incorporated herein by reference.

*10-h-6	The Company's 2005 Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-6 to the Company's Form 10-Q for quarter ended December 31, 2010, is incorporated herein by reference.

*10-i-1	The Company's Master Trust, as amended, filed as Exhibit 10-i-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.

10-k-1	Distribution Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

10-l-1	Employee Matters Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

10-m-1	Tax Allocation Agreement dated as of June 29, 2001 by and between Rockwell International Corporation and the Company, filed as Exhibit 2.3 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

*10-n-1	Form of Change of Control Agreement between the Company and certain executives of the Company (Three-Year Agreement), as amended, filed as Exhibit 10-n-1 to the Company's Form 8-K dated April 21, 2009, is incorporated herein by reference.

*10-n-2	Schedule identifying executives of the Company who are party to a Change of Control Agreement filed as Exhibit 10-n-2 to the Company's Form 10-Q for the quarter ended June 30, 2011, is incorporated herein by reference.

10-o-1	Five-Year Credit Agreement dated as of May 26, 2011 among the Company, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent, filed as Exhibit 99 to the Company's Form 8-K dated May 26, 2011, is incorporated herein by reference.

*10-q-5	Form of Three-Year Performance Share Agreement for Persons With a Change of Control Agreement under the Company's 2006 Long-Term Incentives Plan, filed as Exhibit 10-q-5 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.

*10-q-6	Form of Three-Year Performance Share Agreement for Persons Not With a Change of Control Agreement under the Company's 2006 Long-Term Incentives Plan, filed as Exhibit 10-q-6 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.

*10-q-7	Forms of Three-Year Performance Share Agreements, adopted on November 20, 2009, filed as Exhibit 10-q-7 to the Company's Form 10-K for year ended September 30, 2009, is incorporated herein by reference.

*10-q-8	Forms of Three-Year Performance Share Agreements, adopted on November 14, 2011.

*10-s-1	Non-Employee Directors' Compensation Summary, filed as Exhibit 10-s-1 to the Company's Form 10-K for year ended September 30, 2010, is incorporated herein by reference.

10-s-2	Letter agreement between the Company and Donald R. Beall dated March 19, 2008, filed as Exhibit 10-s-2 to the Company's Form 10-Q for quarter ended March 31, 2008, is incorporated herein by reference.

10-u-1	Memorandum of Agreement dated April 20, 2011 between the Company and Bombardier, Inc., filed as Exhibit 10-u-1 to the Company's Form 10-Q for the quarter ended June 30, 2011, is incorporated herein by reference.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.

By	/s/ GARY R. CHADICK
Gary R. Chadick
Senior Vice President, General Counsel and Secretary

Dated: November 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of November 2011 by the following persons on behalf of the registrant and in the capacities indicated.

	/s/ CLAYTON M. JONES	Chairman of the Board, President and Chief Executive
	Clayton M. Jones	Officer (principal executive officer)

	DONALD R. BEALL*	Director

	ANTHONY J. CARBONE*	Director

	CHRIS A. DAVIS*	Director

	RALPH E. EBERHART*	Director

	DAVID LILLEY*	Director

	ANDREW J. POLICANO*	Director

	CHERYL L. SHAVERS*	Director

	JEFFREY L. TURNER*	Director

	/s/ PATRICK E. ALLEN	Senior Vice President and Chief Financial Officer
	Patrick E. Allen	(principal financial officer)

	/s/ MARSHA A. SCHULTE	Vice President, Finance and Controller
	Marsha A. Schulte	(principal accounting officer)

*By	/s/ GARY R. CHADICK
Gary R. Chadick, Attorney-in-fact**

**	By authority of the powers of attorney filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Rockwell Collins, Inc.

We have audited the consolidated financial statements of Rockwell Collins, Inc. and subsidiaries (the "Company") as of September 30, 2011 and October 1, 2010, and for each of the three years in the period ended September 30, 2011, and the Company's internal control over financial reporting as of September 30, 2011, and have issued our reports thereon dated November 15, 2011; such consolidated financial statements and reports are included elsewhere in the Form 10-K for the year ended September 30, 2011. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 15, 2011

S-1

SCHEDULE II

ROCKWELL COLLINS, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2011, 2010 and 2009

(in millions)

	Balance at	Charged to				Balance at
	Beginning	Costs and				End of
Description	of Year	Expenses	Other		Deductions(a)	Year
Year ended September 30, 2011:
Allowance for doubtful accounts	$10	$1	$—		$(1)	$10
Valuation allowance on deferred tax assets	15	(1)	—		—	14
Year ended September 30, 2010:
Allowance for doubtful accounts	11	2	—		(3)	10
Valuation allowance on deferred tax assets	11	2	2	(b)	—	15
Year ended September 30, 2009:
Allowance for doubtful accounts	9	3	—		(1)	11
Valuation allowance on deferred tax assets	—	1	10	(c)	—	11

(a)	Amounts written off.
(b)	Amounts relate to acquisition of DataPath and foreign currency fluctuations for non-U.S. dollar denominated balances.
(c)	Amount relates to acquisitions of SEOS and DataPath.

S-2

EXHIBIT INDEX

Exhibit
Number	Description
*10-q-8	Forms of Three-Year Performance Share Agreements, adopted November 14, 2011.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management contract or compensatory plan or arrangement.

E-1