Form 10-Q
period 2011-12-31
ROCKWELL COLLINS INC
filed 2012-01-19
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

146,304,728 shares of the registrant's Common Stock were outstanding on January 16, 2012.

ROCKWELL COLLINS, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)

(in millions, except per share amounts)

	December 31, 2011	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$286	$530
Receivables, net	901	969
Inventories, net	1,302	1,195
Current deferred income taxes	101	106
Other current assets	103	89
Total current assets	2,693	2,889

Property	746	754
Goodwill	777	780
Intangible Assets	302	308
Long-term Deferred Income Taxes	435	448
Other Assets	215	210
TOTAL ASSETS	$5,168	$5,389

LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$48	$—
Accounts payable	403	485
Compensation and benefits	200	324
Advance payments from customers	271	269
Product warranty costs	142	148
Other current liabilities	286	269
Total current liabilities	1,350	1,495

Long-term Debt, Net	777	528
Retirement Benefits	1,563	1,633
Other Liabilities	216	205

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,438	1,437
Retained earnings	3,372	3,288
Accumulated other comprehensive loss	(1,496)	(1,497)
Common stock in treasury, at cost (shares held: December 31, 2011, 37.1; September 30, 2011, 30.5)	(2,059)	(1,707)
Total shareowners’ equity	1,257	1,523
Noncontrolling interest	5	5
Total equity	1,262	1,528
TOTAL LIABILITIES AND EQUITY	$5,168	$5,389
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

(in millions, except per share amounts)

	Three Months Ended
	December 31
	2011	2010
Sales:
Product sales	$949	$968
Service sales	145	136
Total sales	1,094	1,104

Costs, expenses and other:
Product cost of sales	681	702
Service cost of sales	93	89
Selling, general and administrative expenses	124	124
Interest expense	6	5
Other income, net	(4)	(7)
Total costs, expenses and other	900	913

Income from continuing operations before income taxes	194	191
Income tax expense	64	41
Income from continuing operations	130	150

Income from discontinued operations, net of taxes	—	1

Net income	$130	$151

Earnings per share:
Basic
Continuing operations	$0.87	$0.96
Discontinued operations	—	0.01
Basic earnings per share	$0.87	$0.97

Diluted
Continuing operations	$0.86	$0.95
Discontinued operations	—	0.01
Diluted earnings per share	$0.86	$0.96

Weighted average common shares:
Basic	149.6	155.6
Diluted	151.1	157.5

Cash dividends per share	$0.24	$0.24

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in millions)

	Three Months Ended
	December 31
	2011	2010
Operating Activities:
Net income	$130	$151
Adjustments to arrive at cash provided by operating activities:
Depreciation	27	26
Amortization of intangible assets	10	8
Stock-based compensation expense	6	5
Compensation and benefits paid in common stock	18	17
Excess tax benefit from stock-based compensation	(4)	—
Deferred income taxes	16	15
Pension plan contributions	(50)	(3)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	73	63
Inventories	(119)	(101)
Accounts payable	(67)	(38)
Compensation and benefits	(124)	(63)
Advance payments from customers	2	(8)
Product warranty costs	(6)	(5)
Income taxes	21	23
Other assets and liabilities	3	(33)
Cash (Used for) Provided by Operating Activities	(64)	57

Investing Activities:
Property additions	(44)	(32)
Acquisition of businesses, net of cash acquired	—	(7)
Other investing activities	(3)	2
Cash Used for Investing Activities	(47)	(37)

Financing Activities:
Purchases of treasury stock	(393)	(149)
Cash dividends	(36)	(38)
Increase in short-term commercial paper borrowings, net	48	—
Decrease in short-term borrowings	—	(10)
Increase in long-term borrowings	247	—
Proceeds from the exercise of stock options	2	4
Excess tax benefit from stock-based compensation	4	—
Cash Used for Financing Activities	(128)	(193)

Effect of exchange rate changes on cash and cash equivalents	(5)	1

Net Change in Cash and Cash Equivalents	(244)	(172)
Cash and Cash Equivalents at Beginning of Period	530	435
Cash and Cash Equivalents at End of Period	$286	$263

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full year.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Blue Ridge Simulation, Inc.
On December 20, 2010, the Company acquired all the shares of Blue Ridge Simulation, Inc. (Blue Ridge Simulation). Blue Ridge Simulation, with headquarters located in Leesburg, Virginia, is a leading supplier of high-performance sensor simulation for U.S. Department of Defense, commercial and international training applications. The purchase price, net of cash acquired, was $6 million. In the first quarter of 2012, the purchase price allocation was finalized with $6 million allocated to goodwill and $1 million to finite-lived intangible assets with a weighted average life of approximately 9 years. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will enhance the Company’s integrated training solutions. All goodwill resulting from the acquisition is tax deductible. The goodwill is included within the Government Systems segment.

Pro-forma results for the three months ended December 31, 2011 and 2010, assuming the acquisitions were made at the beginning of the year, are not presented as the pro-forma information would not be materially different from the consolidated reported results.

4.	Discontinued Operations

On July 22, 2011, the Company sold its Rollmet product line to Precision Castparts Corp. The original sale price, which was subject to a post-closing adjustment based on the final closing balance sheet, was $44 million. In October 2011, the Company paid a $3 million post-closing adjustment to the purchaser, which reduced the final net sale price to $41 million. The Rollmet business provided seamless alloy and stainless steel pipes and propulsion system components for the energy, petrochemical and defense industries. The Company divested this non-core business to focus on its primary business strategies. Rollmet's operating results are included in discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented.

Results of discontinued operations are as follows:

	Three Months Ended
	December 31
(in millions)	2011	2010
Sales	$—	$6
Income from discontinued operations before income taxes	—	2

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	December 31, 2011	September 30, 2011
Billed	$669	$718
Unbilled	421	404
Less progress payments	(178)	(143)
Total	912	979
Less allowance for doubtful accounts	(11)	(10)
Receivables, net	$901	$969

Receivables not expected to be collected during the next twelve months are classified as long-term and are included within Other Assets. Total receivables due from the U.S. Government, including the Department of Defense and state and local agencies, both directly and indirectly through subcontracts, were $269 million at December 31, 2011 and $388 million at September 30, 2011. U.S. Government unbilled receivables net of progress payments were $103 million and $136 million at December 31, 2011 and September 30, 2011, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	December 31, 2011	September 30, 2011
Finished goods	$190	$180
Work in process	284	265
Raw materials, parts and supplies	367	340
Less progress payments	(10)	(36)
Total	831	749
Pre-production engineering costs	471	446
Inventories, net	$1,302	$1,195

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

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter
Anticipated amortization expense	$21	$33	$47	$58	$56	$259

Amortization expense for pre-production engineering costs for the three months ended December 31, 2011 and 2010 was $3 million and $1 million, respectively. As of December 31, 2011, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 10 years.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Property

Property is summarized as follows:

(in millions)	December 31, 2011	September 30, 2011
Land	$10	$14
Buildings and improvements	370	372
Machinery and equipment	1,015	1,002
Information systems software and hardware	316	310
Furniture and fixtures	66	66
Construction in progress	86	89
Total	1,863	1,853
Less accumulated depreciation	(1,117)	(1,099)
Property	$746	$754

As of September 30, 2011, Land and Buildings and improvements included $8 million associated with the carrying value of the vacated Irvine, California facility. As of December 31, 2011, the carrying value of this facility is classified as held-for-sale and included within Other current assets.

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Total
Balance at September 30, 2011	$514	$266	$780
Foreign currency translation adjustments	(3)	—	(3)
Balance at December 31, 2011	$511	$266	$777

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment.

Intangible assets are summarized as follows:

	December 31, 2011			September 30, 2011
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$219	$(146)	$73	$219	$(140)	$79
Customer relationships:
Acquired	90	(50)	40	90	(48)	42
Up-front sales incentive assets	194	(19)	175	190	(17)	173
License agreements	18	(9)	9	18	(9)	9
Trademarks and tradenames	15	(12)	3	15	(12)	3
Intangible assets with indefinite lives:
Trademarks and tradenames	2	—	2	2	—	2
Intangible assets	$538	$(236)	$302	$534	$(226)	$308

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter
Anticipated amortization expense for up-front sales incentives	$11	$11	$15	$21	$20	$99
Anticipated amortization expense for all other intangible assets	30	22	20	16	12	33
Total	$41	$33	$35	$37	$32	$132

Amortization expense for intangible assets for the three months ended December 31, 2011 and 2010 was $10 million and $8 million, respectively. As of December 31, 2011, the weighted average amortization period remaining for up-front sales incentives was approximately 9 years.

9.	Other Assets

Other assets are summarized as follows:

(in millions)	December 31, 2011	September 30, 2011
Long-term receivables	$29	$32
Investments in equity affiliates	13	11
Exchange and rental assets (net of accumulated depreciation of $104 at December 31, 2011 and $104 at September 30, 2011)	59	57
Other	114	110
Other assets	$215	$210

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

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $28 million and $25 million for the three months ended December 31, 2011 and 2010, respectively. The deferred portion of profit generated from sales to equity affiliates was $2 million at December 31, 2011 and $2 million at September 30, 2011.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either loaned or rented to customers on a short-term basis in connection with warranty and other service related activities or under operating leases. These assets

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $2 million and $4 million for the three months ended December 31, 2011 and 2010, respectively.

10.	Other Current Liabilities

Other current liabilities are summarized as follows:

(in millions)	December 31, 2011	September 30, 2011
Accrued customer incentive liabilities	$133	$128
Contract reserves	16	16
Income taxes payable	42	29
Other	95	96
Other current liabilities	$286	$269

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

Short-term Debt
Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. At December 31, 2011, short-term commercial paper borrowings outstanding were $48 million with a weighted-average interest rate and maturity period of 0.12 percent and 2 days, respectively. At September 30, 2011, there were no outstanding short-term commercial paper borrowings.

Revolving Credit Facilities
On May 26, 2011, the Company entered into an $850 million five-year unsecured revolving credit facility with various banks. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. The ratio was 23 percent as of December 31, 2011. The credit facility includes options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. The credit facility also contains covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At December 31, 2011 and September 30, 2011, there were no outstanding borrowings under the revolving credit facility.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $56 million as of December 31, 2011, of which $19 million supports commitments in the form of commercial letters of credit. As of
December 31, 2011 and September 30, 2011, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At December 31, 2011 and September 30, 2011, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-term Debt
On November 16, 2011, the Company issued $250 million of 3.10 percent fixed rate unsecured debt due November 15, 2021 (the 2021 Notes). The net proceeds to the Company from the sale of the 2021 Notes, after deducting a $1 million discount and $2 million of debt issuance costs, were $247 million.

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

The 2021, 2019 and 2013 Notes are included in the Condensed Consolidated Statement of Financial Position net of any unamortized discount within the caption Long-term Debt, Net. The debt issuance costs are capitalized within Other Assets on the Condensed Consolidated Statement of Financial Position. The debt issuance costs and any discounts are amortized over the life of the debt and recorded in Interest expense.

The 2021, 2019 and 2013 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at December 31, 2011 and September 30, 2011.

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	December 31, 2011	September 30, 2011
Principal amount of 2021 Notes, net of discount	$249	$—
Principal amount of 2019 Notes, net of discount	299	299
Principal amount of 2013 Notes	200	200
Fair value swap adjustment (Notes 17 and 18)	29	29
Long-term Debt, Net	$777	$528

Interest paid on debt for the three months ended December 31, 2011 and 2010 was $3 million and $3 million, respectively.

12.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pension Benefits
The components of expense (income) for Pension Benefits for the three months ended December 31, 2011 and 2010 are as follows:

	Three Months Ended
	December 31
(in millions)	2011	2010
Service cost	$2	$2
Interest cost	38	40
Expected return on plan assets	(53)	(53)
Amortization:
Prior service credit	(4)	(5)
Net actuarial loss	14	12
Net benefit income	$(3)	$(4)

Other Retirement Benefits
The components of expense (income) for Other Retirement Benefits for the three months ended December 31, 2011 and 2010 are as follows:

	Three Months Ended
	December 31
(in millions)	2011	2010
Service cost	$1	$1
Interest cost	3	3
Amortization:
Prior service credit	(2)	(4)
Net actuarial loss	3	3
Net benefit expense	$5	$3

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. During the three months ended December 31, 2011, the Company made a $47 million contribution to its U.S. qualified pension plan related to calendar year 2011 statutory funding requirements. In January 2012, the Company made a $63 million contribution to its U.S. qualified pension plan related to calendar year 2012 statutory funding requirements. The combined $110 million value of these contributions is expected to substantially satisfy the minimum statutory funding requirement for full fiscal year 2012. Contributions to the non-U.S. plans and the U.S. non-qualified plan are anticipated to total $13 million in 2012. For the three months ended December 31, 2011 and 2010, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $3 million and $3 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended
	December 31
(in millions)	2011	2010
Stock-based compensation expense included in:
Product cost of sales	$1	$1
Service cost of sales	1	—
Selling, general and administrative expenses	4	4
Total	$6	$5
Income tax benefit	$2	$2

The Company issued awards of equity instruments under the Company’s various incentive plans for the three months ended December 31, 2011 and 2010 as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Three months ended December 31, 2011	752.8	$13.89	190.0	$55.01	66.1	$54.89
Three months ended December 31, 2010	728.1	$14.71	191.9	$55.75	60.0	$55.83

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2012 based on the achievement of performance targets for fiscal years 2012 through 2014 is approximately 456,000.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2012 Grants	2011 Grants
Risk-free interest rate	0.3% - 2.2%	0.5% - 3.1%
Expected dividend yield	1.6%	1.7%
Expected volatility	27.0%	27.0%
Expected life	8 years	8 years

Employee Benefits Paid in Company Stock
During the three months ended December 31, 2011 and 2010, 0.3 million and 0.3 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $18 million and $17 million for the respective periods.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	December 31
(in millions, except per share amounts)	2011	2010
Numerator for basic and diluted earnings per share:
Income from continuing operations	$130	$150
Income from discontinued operations, net of taxes	—	1
Net income	$130	$151
Denominator:
Denominator for basic earnings per share – weighted average common shares	149.6	155.6
Effect of dilutive securities:
Stock options	1.1	1.5
Performance shares, restricted stock and restricted stock units	0.4	0.4
Dilutive potential common shares	1.5	1.9
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	151.1	157.5
Earnings per share:
Basic
Continuing operations	$0.87	$0.96
Discontinued operations	—	0.01
Basic earnings per share	$0.87	$0.97
Diluted
Continuing operations	$0.86	$0.95
Discontinued operations	—	0.01
Diluted earnings per share	$0.86	$0.96

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 2.2 million and 0.4 million for the three months ended December 31, 2011 and 2010, respectively.

14.	Comprehensive Income

Comprehensive income, net of tax, consists of the following:

	Three Months Ended
	December 31
(in millions)	2011	2010
Net income	$130	$151
Unrealized foreign currency translation adjustment	(5)	(3)
Foreign currency cash flow hedge adjustment, net of tax	(1)	2
Amortization of defined benefit plan costs, net of tax	7	4
Comprehensive income	$131	$154

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company has one consolidated subsidiary with income attributable to a noncontrolling interest. The net income and comprehensive income attributable to the noncontrolling interest is insignificant.

15.	Other Income, Net

Other income, net consists of the following:

	Three Months Ended
	December 31
(in millions)	2011	2010
Earnings from equity affiliates	$3	$2
Interest income	—	1
Other	1	4
Other income, net	$4	$7

16.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended December 31, 2011 and 2010, the effective income tax rate from continuing operations was 33.0 percent and 21.5 percent, respectively.

The Federal Research and Development Tax Credit (Federal R&D Tax Credit) expired December 31, 2011. The effective income tax rate for the three months ended December 31, 2011 reflects the unfavorable impact of the lower Federal R&D Tax Credit as a result of pro-rating the three months of available Federal R&D Tax Credit over the full 2012 fiscal year. The effective income tax rate from continuing operations for the three months ended December 31, 2010 includes the retroactive reinstatement of the Federal R&D Tax Credit which had previously expired December 31, 2009. On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2010 to December 31, 2011. The retroactive benefit for the previously expired period from January 1, 2010 to September 30, 2010 was included as a discrete item which lowered the Company's effective income tax rate from continuing operations by about 9 percentage points for the three months ended December 31, 2010.

The Company's U.S. Federal income tax returns for the tax years ended September 30, 2007 and prior have been audited by the Internal Revenue Service (IRS) and are closed to further adjustments by the IRS except for refund claims the Company filed for the tax years ended September 30, 2006 and 2007. The IRS is currently auditing the Company's tax returns for the years ended September 30, 2008 and 2009 as well as refund claims for prior years. The Company is also currently under audit in various U.S. states. The U.S. states have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company had net income tax payments of $24 million and $4 million during the three months ended December 31, 2011 and 2010, respectively.

The Company had gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $104 million and $100 million as of December 31, 2011 and September 30, 2011, respectively. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $58 million and $57 million as of December 31, 2011 and September 30, 2011, respectively. Although the

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months, a reduction in unrecognized tax benefits may occur of approximately $34 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was approximately $6 million and $6 million as of December 31, 2011 and September 30, 2011. The total amount of interest and penalties recorded within Income tax expense in the Condensed Consolidated Statement of Operations was $0 for the three months ended December 31, 2011 and 2010.

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

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2011 are as follows:

		December 31, 2011	September 30, 2011
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$41	$37
Interest rate swap assets	Level 2	29	29
Foreign currency forward exchange contract assets	Level 2	7	8
Foreign currency forward exchange contract liabilities	Level 2	(8)	(7)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during the three months ended December 31, 2011 or 2010.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	Asset (Liability)
	December 31, 2011		September 30, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$286	$286	$530	$530
Short-term debt	(48)	(48)	—	—
Long-term debt	(777)	(818)	(499)	(565)

The fair value of cash and cash equivalents and short-term debt approximate their carrying value due to the short-term nature of the instruments and as these items are within Level 1 of the fair value hierarchy. Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities and degree of risk. The carrying amount and fair value of long-term debt excludes the interest rate swaps fair value adjustment. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

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

The Company has designated the 2019 and 2013 Swaps (the Swaps) as fair value hedges. At December 31, 2011 and September 30, 2011, interest rate swaps were recorded within Other Assets at a fair value of $29 million and $29 million, respectively, offset by a fair value adjustment to Long-term Debt (Note 11) of $29 million and $29 million, respectively. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of December 31, 2011 and September 30, 2011, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $493 million and $502 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of December 31, 2011 and September 30, 2011 are as follows:

		Asset Derivatives
(in millions)	Classification	December 31, 2011	September 30, 2011
Foreign currency forward exchange contracts	Other current assets	$7	$8
Interest rate swaps	Other assets	29	29
Total		$36	$37

		Liability Derivatives
(in millions)	Classification	December 31, 2011	September 30, 2011
Foreign currency forward exchange contracts	Other current liabilities	$8	$7

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of December 31, 2011 and September 30, 2011, $1 million and $1 million, respectively, of foreign currency forward exchange contracts, classified within Other current assets, were not designated as hedging instruments.

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended December 31, 2011 and 2010 is as follows:

		Amount of Gain (Loss)
		Three Months Ended
		December 31
(in millions)	Location of Gain (Loss)	2011	2010
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$(1)	$—
Interest rate swaps	Interest expense	2	2

Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$(1)	$2
Amount of gain (loss) reclassified from AOCL into income	Cost of sales	1	(1)

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three months ended December 31, 2011. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three months ended December 31, 2011.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of December 31, 2011. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $3

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

million of net losses into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at December 31, 2011 was 103 months.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Three Months Ended
	December 31
(in millions)	2011	2010
Balance at beginning of year	$148	$183
Warranty costs incurred	(11)	(12)
Product warranty accrual	9	11
Changes in estimates for prior years	(3)	(4)
Foreign currency translation adjustments	(1)	—
Balance at December 31	$142	$178

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of December 31, 2011, the outstanding loan balance was approximately $5 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of December 31, 2011, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at December 31, 2011 were $60 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of December 31, 2011, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of December 31, 2011, which represents management’s best estimate of the probable future cost for this site.

To date, compliance with environmental regulations and resolution of environmental claims has been accomplished without material effect on the Company’s liquidity and capital resources, competitive position or financial condition. Management believes that expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material effect on the Company’s business or financial position, but could possibly be significant to the results of operations or cash flows of any one quarter.

21.	Legal Matters

The Company is subject to various lawsuits, claims and proceedings that have been or may be instituted or asserted against the Company relating to the conduct of the Company's business, including those pertaining to product liability, antitrust, intellectual property, safety and health, exporting and importing, contract, employment and regulatory matters. Although the outcome of these matters cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters that are pending or asserted are not expected to have a material effect on the Company's business or financial position, but

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

could possibly be significant to the results of operations or cash flows of any one quarter.

22.	Restructuring and Asset Impairment Charges

In September 2011, the Company recorded restructuring charges totaling $27 million. This amount was primarily comprised of non-cash asset impairment charges of $11 million, employee severance of $7 million, and $9 million of other costs, primarily attributable to a lease termination. The charges related to decisions to implement certain business realignment and facility rationalization actions in response to the global economic factors that have negatively impacted the Company's Government Systems segment. During the three months ended December 31, 2011, the Company made cash severance payments of $4 million and contract and lease termination payments of $6 million. As of December 31, 2011, $6 million of employee severance and lease termination costs remain to be paid in future periods.

23.	Business Segment Information

The sales and results of continuing operations of the Company’s operating segments are summarized as follows:

	Three Months Ended
	December 31
(in millions)	2011	2010
Sales:
Government Systems	$583	$650
Commercial Systems	511	454
Total sales	$1,094	$1,104

Segment operating earnings:
Government Systems	$117	$131
Commercial Systems	101	82
Total segment operating earnings	218	213

Interest expense	(6)	(5)
Stock-based compensation	(6)	(5)
General corporate, net	(12)	(12)
Income from continuing operations before income taxes	194	191
Income tax expense	(64)	(41)
Income from continuing operations	$130	$150

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes sales by product category for the three months ended December 31, 2011 and 2010:

	Three Months Ended
	December 31
(in millions)	2011	2010
Government Systems product categories:
Avionics	$324	$315
Communication products	144	156
Surface solutions	60	106
Navigation products	55	73
Government Systems sales	583	650

Commercial Systems product categories:
Air transport aviation electronics	269	244
Business and regional aviation electronics	242	210
Commercial Systems sales	511	454
Total sales	$1,094	$1,104

Product category sales for Government Systems are delineated based upon differences in the underlying product technologies and markets served. Government Systems sales for the three months ended December 31, 2010 have been reclassified to conform to the current year presentation.

The air transport and business and regional aviation electronics product categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three months ended December 31, 2011 and 2010, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $25 million and $27 million, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND OUTLOOK

We have a diversified and balanced business, serving both commercial and government markets. The diversification and balance of our Company was an important attribute that helped support the performance of our Company during the first quarter of fiscal year 2012. While our Government Systems business experienced a 10 percent reduction in sales this quarter, our Commercial Systems business achieved a 13 percent increase in sales and a 170 basis point increase in segment operating margins. This resulted in a 2 percent increase in total segment operating earnings even as sales declined modestly by 1 percent. Additionally, we exercised the flexibility of our balance sheet this quarter and issued $250 million of 3.10 percent fixed rate unsecured debt. We used the proceeds from this debt, supplemented by available cash on hand, to repurchase approximately 7.1 million shares of common stock during the quarter, reducing our outstanding share count by 4 percent.

The following table is a complete summary of our fiscal year 2012 financial guidance, which is unchanged from the original issuance on September 15, 2011:

•	total sales	$4.9 billion to $5.0 billion
•	diluted earnings per share from continuing operations	$4.40 to $4.60
•	cash provided by operating activities	$625 million to $725 million
•	capital expenditures	about $150 million
•	company and customer-funded R&D expenditures	about $900 million, or about 18 percent of sales

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three months ended December 31, 2011 and 2010 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

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

Three Months Ended December 31, 2011 and 2010

Sales

	Three Months Ended
	December 31
(dollars in millions)	2011	2010
Total sales	$1,094	$1,104
Percent (decrease)	(1)%

Total sales for the three months ended December 31, 2011 decreased $10 million compared to the three months ended December 31, 2010 due to a $67 million reduction in Government Systems sales that was partially offset by a $57 million increase in Commercial Systems sales. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales.

Cost of Sales

	Three Months Ended
	December 31
(dollars in millions)	2011	2010
Total cost of sales	$774	791
Percent of total sales	70.7%	71.6%

Cost of sales consists of costs incurred to design and manufacture our products and includes research and development (R&D), raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Total cost of sales for the three months ended December 31, 2011 decreased $17 million, or 2 percent, from the same period of 2010, primarily due to the following:

•	a $49 million decrease resulting from $67 million of lower Government Systems sales, as discussed in the Government Systems Financial Results sections below

•	partially offset by a $32 million increase in cost of sales associated with the Commercial Systems sales growth of $57 million, as discussed in the Commercial Systems Financial Results sections below

The decrease in cost of sales as a percent of sales during the three months ended December 31, 2011 as compared to the same period of 2010 was primarily due to a favorable change in sales mix resulting from higher Commercial Systems revenues.

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended
	December 31
(dollars in millions)	2011	2010
Customer-funded:
Government Systems	$108	$109
Commercial Systems	21	20
Total customer-funded	129	129

Company-funded:
Government Systems	21	21
Commercial Systems	59	58
Total company-funded	80	79
Total research and development expense	$209	$208
Percent of total sales	19.1%	18.8%

Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion-method of accounting. As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, customer-funded R&D expense also includes amortization of pre-production engineering costs. This amortization totaled $3 million and $1 million for the three months ended December 31, 2011 and 2010, respectively. Company-funded R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering-related product materials and equipment and subcontracting costs.

Total R&D expense for the three months ended December 31, 2011 increased $1 million from the same period last year, driven by a slight increase in company-funded R&D expense within Commercial Systems.

Selling, General and Administrative Expenses

	Three Months Ended
	December 31
(dollars in millions)	2011	2010
Selling, general and administrative expenses	$124	$124
Percent of total sales	11.3%	11.2%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing, research or development activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the three months ended December 31, 2011 were comparable to the amount reported in the same period last year. The $4 million reduction in SG&A expense discussed in the Government Systems Financial Results section below was offset by higher bid and proposal costs within Commercial Systems and costs resulting from the opening and staffing of new sales offices outside of the U.S.

Net Income and Diluted Earnings Per Share

	Three Months Ended
	December 31
(dollars in millions, except per share amounts)	2011	2010
Income from continuing operations	$130	$150
Percent of sales	11.9%	13.6%

Income from discontinued operations, net of taxes	—	1
Net income	$130	$151

Diluted earnings per share from continuing operations	$0.86	$0.95
Diluted earnings per share from discontinued operations	—	0.01
Diluted earnings per share	$0.86	$0.96

Income from continuing operations for the three months ended December 31, 2011 decreased 13 percent to $130 million from $150 million of income from continuing operations for the three months ended December 31, 2010. Diluted earnings per share from continuing operations decreased 9 percent to $0.86 for the three months ended December 31, 2011 compared to $0.95 for the three months ended December 31, 2010. The rate of decrease in diluted earnings per share from continuing operations was less than the percentage reduction in income from continuing operations as a result of the favorable impact from our share repurchase program.

As discussed in the Commercial Systems and Government Systems Financial Results sections, the higher operating earnings within Commercial Systems were mostly offset by lower operating earnings within Government Systems. The majority of the decrease in income from continuing operations and earnings per share was attributable to an increase in income tax expense. As discussed in the Income Taxes section below, the higher income tax expense was primarily driven by two items. First, prior year net income includes a $16 million income tax benefit ($0.10 per share, or 1.4 percent of sales) related to the retroactive reinstatement of the Federal Research and Development Tax Credit (Federal R&D Tax Credit). Also, the Federal R&D Tax Credit expired in the current year which resulted in a higher annualized effective income tax rate for the current year as compared to the prior year.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended
	December 31
(dollars in millions)	2011	2010
Avionics	$324	$315
Communication products	144	156
Surface solutions	60	106
Navigation products	55	73
Total	$583	$650
Percent (decrease)	(10)%

Avionics sales increased $9 million, or 3 percent, for the three months ended December 31, 2011 compared to the same period in the prior year, primarily due to the following:

•	$21 million increase resulting from the combined impact of development effort on the recently awarded KC-46A, KC-10 and KC-390 tanker programs

•	$8 million increase from higher rotary wing avionics sales on various platforms

•
partially offset by an $18 million reduction to revenue resulting from the combined impact of lower simulation and training program revenues and decreased sales for the KC-135 Global Air Traffic Management program that completed in 2011

Communication products sales decreased $12 million, or 8 percent, for the three months ended December 31, 2011 compared to the same period in the prior year, primarily due to a $13 million reduction resulting from the combined impact of lower Joint Tactical Radio System program revenue for the Ground Mobile Radio variant and fewer deliveries of satellite communication terminals.

Surface solutions sales decreased $46 million, or 43 percent, for the three months ended December 31, 2011 compared to the same period in the prior year, primarily due to the following:

•	$20 million reduction attributable to the combined impact of two programs that were terminated for convenience by the U.S. Government during 2011

•	$17 million decrease to sales from fewer deliveries of iForce public safety vehicle systems

Navigation products sales decreased $18 million, or 25 percent, for the three months ended December 31, 2011 compared to the same period in the prior year, primarily due to a $20 million reduction in revenue from fewer deliveries of our Defense Advanced GPS Receiver products as troop deployments wind down in Afghanistan and Iraq.

Government Systems Segment Operating Earnings

	Three Months Ended
	December 31
(dollars in millions)	2011	2010
Segment operating earnings	$117	$131
Percent of sales	20.1%	20.2%

Government Systems operating earnings were $117 million, or 20.1 percent of sales, for the three months ended December 31, 2011, compared to operating earnings of $131 million, or 20.2 percent of sales, for the same period one year ago. The $14 million reduction in Government Systems operating earnings was primarily due to the following:

•	the $67 million decrease in sales discussed in the Government Systems sales section above resulted in a $49 million decrease to costs and a reduction to operating earnings of $18 million

•	partially offset by a $4 million benefit to operating earnings due to lower SG&A resulting from lower bid and proposal costs and other decreases related to a reduction in work force announced in 2011

Government Systems operating earnings as a percent of sales during the three months ended December 31, 2011 were relatively unchanged from the same period last year as the benefit from lower SG&A expense offset the adverse impact of lower sales.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Three Months Ended
	December 31
(dollars in millions)	2011	2010
Air transport aviation electronics:
Original equipment	$124	$115
Aftermarket	120	102
Wide-body in-flight entertainment products and services	25	27
Total air transport aviation electronics	269	244
Business and regional aviation electronics:
Original equipment	141	118
Aftermarket	101	92
Total business and regional aviation electronics	242	210
Total	$511	$454
Percent increase	13%

Total air transport aviation electronics sales increased $25 million, or 10 percent, for the three months ended December 31, 2011 compared to the same period in the prior year due to the following:

•
Air transport original equipment manufacturer (OEM) revenues increased $9 million, or 8 percent, primarily due to higher deliveries to Boeing resulting from increased aircraft production rates for Boeing 777 and 747-8 platforms

•
Air transport aftermarket sales increased $18 million, or 18 percent, primarily related to the combined impact of higher spare parts sales for new Boeing 787 and 747-8 aircraft and an increase in service and support revenue

•	Wide-body in-flight entertainment products and services (Wide-body IFE) decreased $2 million

Business and regional aviation electronics sales increased $32 million, or 15 percent, for the three months ended December 31, 2011 compared to the same period in the prior year due to the following:

•
Business and regional OEM sales increased $23 million, or 19 percent, as sales to Bombardier increased $16 million, primarily due to higher product deliveries for Bombardier Global and Challenger aircraft. The remaining increase was primarily attributable to higher equipment sales to Cessna for Citation aircraft and increased deliveries of heads-up display systems to Dassault

•
Business and regional aftermarket sales increased $9 million, or 10 percent, primarily due to a higher sales of spare parts for para-military and Chinese regional jet aircraft and an increase in service and support revenue

Commercial Systems Segment Operating Earnings

	Three Months Ended
	December 31
(dollars in millions)	2011	2010
Segment operating earnings	$101	$82
Percent of sales	19.8%	18.1%

Commercial Systems operating earnings increased $19 million, or 23 percent, to $101 million, or 19.8 percent of sales, for the three months ended December 31, 2011 compared to operating earnings of $82 million, or 18.1 percent of sales, for the three months ended December 31, 2010. The $19 million increase in Commercial Systems operating earnings was primarily due to the following:

•	the $57 million increase in sales discussed in the Commercial Systems sales section above resulted in a $32 million increase to costs and incremental operating earnings of $25 million

•
the remaining variance was primarily due to a $7 million reduction to operating earnings resulting from the absence of a favorable change in estimate adjustment that was recorded in the prior year to reduce certain customer incentive reserves

The increase in Commercial Systems operating earnings as a percent of sales during the three months ended December 31, 2011 compared to the same period in the prior year was primarily due to incremental earnings from the higher sales, partially offset by the absence of the favorable reserve adjustment recorded in the prior year.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net. These costs are included within SG&A expense and Other Income, net on the Condensed Consolidated Statement of Operations. General Corporate, net is summarized as follows:

	Three Months Ended
	December 31
(dollars in millions)	2011	2010
General corporate, net	$12	$12

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

	Three Months Ended
	December 31
(dollars in millions)	2011	2010
Pension benefits	$(3)	$(4)
Other retirement benefits	5	3
Net benefit expense (income)	$2	$(1)

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

For the full year 2012, we expect defined benefit pension income of $12 million, compared to $16 million of income for the full year 2011.

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

During the three months ended December 31, 2011, we made a $47 million contribution to our U.S. qualified pension plan related to calendar year 2011 statutory funding requirements. In January 2012, we made a $63 million contribution to our U.S. qualified pension plan related to calendar year 2012 statutory funding requirements. The combined $110 million value of these contributions is expected to substantially satisfy the minimum statutory funding requirement for full fiscal year 2012. Any additional future contributions necessary to satisfy the minimum statutory funding requirements beyond 2012 are dependent upon actual plan asset returns, interest rates and regulatory changes. We made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $3 million for the three months ended December 31, 2011, compared to $3 million for the three months ended December 31, 2010. Contributions to the non-U.S. plans and the U.S. non-qualified plan are anticipated to total $13 million for the full year fiscal 2012.

Other Retirement Benefits
We expect other retirement benefits expense of approximately $18 million for the full year fiscal 2012 compared to the full year 2011 expense of $10 million.

Income Taxes

At the end of each interim reporting period we make an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The difference between our effective income tax rate and the statutory income tax rate is primarily the result of the tax benefits derived from the Federal Research and Development Tax Credit (Federal R&D Tax Credit), which provides a tax benefit on certain incremental R&D expenditures and the Domestic Manufacturing Deduction, which provides a tax benefit on U.S. based manufacturing.

During the three months ended December 31, 2011 and 2010, our effective income tax rate from continuing operations was 33.0 percent and 21.5 percent, respectively. The higher effective income tax rate for the three months ended December 31, 2011 was primarily due to the differences in the availability of the Federal R&D Tax Credit, which expired on December 31, 2011. The effective income tax rate for the three months ended December 31, 2011 reflects the unfavorable impact of the lower Federal R&D Tax Credit as a result of pro-rating the three months of available Federal R&D Tax Credit over the full 2012 fiscal year. In addition, the effective income tax rate from continuing operations for the three months ended December 31, 2010 includes the retroactive reinstatement of the Federal R&D Tax Credit which had previously expired December 31, 2009. On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2010 to December 31, 2011. The retroactive benefit for the previously expired period from January 1, 2010 to September 30, 2010 was reflected as a discrete item which lowered the Company's effective income tax rate from continuing operations by about 0.09 percentage points for the three months ended December 31, 2010.

For fiscal year 2012, our effective income tax rate is projected to be about 30 percent and assumes that the Federal R&D Tax Credit is not extended beyond December 31, 2011. The effective income tax rate projection also assumes an anticipated benefit from the resolution of certain tax matters.

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

Operating Activities

	Three Months Ended
	December 31
(in millions)	2011	2010
Cash (used for) provided by operating activities	$(64)	$57

The $121 million decrease in cash provided by operating activities during the three months ended December 31, 2011 compared to the same period last year was primarily due to the following:

•
payments for employee incentive pay increased $62 million during the three months ended December 31, 2011 as compared to the same period last year. Incentive pay is expensed in the year it is incurred and paid in the first fiscal quarter of the following year. During the first three months of fiscal year 2012, $133 million was paid for employee incentive pay costs incurred during 2011. During the first three months of fiscal year 2011, $71 million was paid for employee incentive pay costs incurred during 2010

•
pension plan contributions increased by $47 million due to the timing of contributions to our U.S. qualified pension plan. During the first three months of fiscal year 2012, we contributed $47 million to our U.S. qualified pension plan as compared to contributing $0 during the first three months of 2011. We expect full year 2012 contributions to the U.S. qualified plan to be $110 million, compared to $100 million for the full year 2011

•
payments for income taxes increased $20 million to $24 million in the first three months of 2012 compared to $4 million during the first three months of 2011, primarily due to differences in the timing of cash tax payments resulting from the retroactive extension of the Federal R&D Tax credit that benefited the prior year

Investing Activities

	Three Months Ended
	December 31
(in millions)	2011	2010
Cash used for investing activities	$(47)	$(37)

The $10 million increase in cash used for investing activities during the three months ended December 31, 2011 compared to the same period last year was primarily due to the following:

•	cash payments for property additions increased $12 million to $44 million for the three months ended December 31, 2011 compared to $32 million for the three months ended December 31, 2010

Financing Activities

	Three Months Ended
	December 31
(in millions)	2011	2010
Cash used for financing activities	$(128)	$(193)

The $65 million decrease in cash used for financing activities during the three months ended December 31, 2011 compared to the same period last year was primarily due to the following:

•	we received net proceeds of $247 million from the issuance of long-term debt in November of 2011

•
net proceeds from short-term commercial paper borrowings were $48 million during the three months ended December 31, 2011, compared to a $10 million repayment of short-term debt during the three months ended December 31, 2010

•
the above items were partially offset by a $244 million increase in cash repurchases of common stock to $393 million during the first three months of fiscal year 2012 from $149 million during the first three months of fiscal year 2011

Financial Condition and Liquidity

We have historically maintained a capital structure characterized by conservative levels of debt outstanding that enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners. A comparison of key elements of our financial condition as of December 31, 2011 and September 30, 2011 are as follows:

(dollars in millions)	December 31, 2011	September 30, 2011
Cash and cash equivalents	$286	$530
Short-term debt	(48)	—
Long-term debt, net	(777)	(528)
Net debt (1)	$(539)	$2
Total equity (2)	$1,262	$1,528
Debt to total capitalization (3)	40%	26%
Net debt to total capitalization (4)	30%	—%

(1)	Calculated as total of short-term and long-term debt, net (Total debt), less cash and cash equivalents and short-term investments

(2)
Total equity decreased $266 million from September 30, 2011 to December 31, 2011. This reduction was primarily attributable to 7.1 million shares of common stock repurchased during the quarter at a cost of $385 million, partially offset by an increase resulting from net income of $130 million.

(3)	Calculated as Total debt divided by the sum of Total debt plus Total equity

(4)	Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. As of December 31, 2011, approximately 93 percent of our cash and cash equivalents resides at non-U.S. locations and may not be readily accessible for use in the U.S. due to potential adverse income tax implications and other statutory limitations. Due to the fluctuations of cash flows, we supplement our internally generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At December 31, 2011, short-term commercial paper borrowings outstanding were $48 million with a weighted-average interest rate and maturity period of 0.12 percent and 2 days, respectively. The maximum amount of short-term borrowings outstanding during the three months ended December 31, 2011 was $70 million. At September 30, 2011, there were no outstanding short-term commercial paper borrowings.

In the event our access to the commercial paper markets is impaired, we have access to an $850 million Revolving Credit Facility through a network of banks that matures in 2016, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at December 31, 2011 based on this financial covenant was 23 percent. We had no borrowings at December 31, 2011 under our Revolving Credit Facility.

In addition, alternative sources of liquidity could include funds available from the issuance of equity securities, debt securities and potential asset securitization strategies. To date, we have not raised capital through the issuance of equity securities as we prefer to use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. On November 16, 2011, we issued $250 million of 3.10 percent fixed rate unsecured debt due November 15, 2021. The proceeds were primarily used to fund share repurchases.

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing in terms of interest rates. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of December 31, 2011:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Stable
Moody’s Investors Service	P-1	A1	Stable
Standard & Poor’s	A-1	A	Stable

We were in compliance with all debt covenants at December 31, 2011 and September 30, 2011.

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 20 of the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of our financial statements are described in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2011. Actual results in these areas could differ from management's estimates.

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

At December 31, 2011, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $200 million and a fair value of $214 million. In November 2003 we converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less .075 percent by executing “receive fixed, pay variable” interest rate swap contracts. At December 31, 2011, we also had $300 million of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $299 million and a fair value of $349 million. In January 2010 we converted $150 million of this fixed rate debt to floating rate debt based on six-month LIBOR plus 1.235 percent. Finally, at December 31, 2011, we had $250 million of 3.10 percent fixed rate unsecured long-term debt with a carrying value of $249 million and a fair value of $255 million.

A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $8 million and $8 million, respectively. The fair value of the $250 million notional value of interest rate swap contracts was a $29 million net asset at December 31, 2011. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $1 million, respectively. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 11, 17 and 18 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $493 million and $502 million at December 31, 2011 and September 30, 2011, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a net liability of $1 million and net asset of $1 million at December 31, 2011 and September 30, 2011, respectively. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at December 31, 2011 by $7 million. For more information related to outstanding currency forward exchange contracts, see Notes 17 and 18 in the Notes to Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of December 31, 2011, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2011 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our Board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
October 1, 2011 through October 31, 2011	2,922,500	$54.40	2,922,500	$545 million
November 1, 2011 through November 30, 2011	2,250,000	53.77	2,250,000	424 million
December 1, 2011 through December 31, 2011	1,952,992	53.88	1,952,992	318 million
Total	7,125,492	$54.06	7,125,492

(1)	On September 14, 2011, our Board authorized the repurchase of an additional $700 million of our common stock. This authorization has no stated expiration.

Item 6.	Exhibits

(a)	Exhibits

*10-s-1	Directors' Compensation

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	January 19, 2012	By	/s/ Marsha A. Schulte
Marsha A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer and an Authorized Officer)