Form 10-Q
period 2012-03-31
ROCKWELL COLLINS INC
filed 2012-04-19
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

145,035,698 shares of the registrant's Common Stock were outstanding on April 16, 2012.

ROCKWELL COLLINS, INC.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	March 31, 2012	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$297	$530
Receivables, net	898	969
Inventories, net	1,365	1,195
Current deferred income taxes	88	106
Other current assets	109	89
Total current assets	2,757	2,889

Property	751	754
Goodwill	780	780
Intangible Assets	298	308
Long-term Deferred Income Taxes	401	448
Other Assets	220	210
TOTAL ASSETS	$5,207	$5,389

LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$97	$—
Accounts payable	414	485
Compensation and benefits	250	324
Advance payments from customers	269	269
Accrued customer incentives	151	128
Product warranty costs	127	148
Other current liabilities	145	141
Total current liabilities	1,453	1,495

Long-term Debt, Net	774	528
Retirement Benefits	1,483	1,633
Other Liabilities	163	205

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,446	1,437
Retained earnings	3,489	3,288
Accumulated other comprehensive loss	(1,476)	(1,497)
Common stock in treasury, at cost (shares held: March 31, 2012, 38.3; September 30, 2011, 30.5)	(2,132)	(1,707)
Total shareowners’ equity	1,329	1,523
Noncontrolling interest	5	5
Total equity	1,334	1,528
TOTAL LIABILITIES AND EQUITY	$5,207	$5,389
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2012	2011	2012	2011
Sales	$1,161	$1,216	$2,255	$2,320

Costs, expenses and other:
Cost of sales	810	864	1,584	1,655
Selling, general and administrative expenses	137	136	261	260
Interest expense	7	4	13	9
Other income, net	(6)	(6)	(10)	(13)
Total costs, expenses and other	948	998	1,848	1,911

Income from continuing operations before income taxes	213	218	407	409
Income tax expense	52	68	116	109
Income from continuing operations	161	150	291	300

Income from discontinued operations, net of taxes	—	—	—	1

Net income	$161	$150	$291	$301

Earnings per share:
Basic
Continuing operations	$1.10	$0.97	$1.97	$1.93
Discontinued operations	—	—	—	0.01
Basic earnings per share	$1.10	$0.97	$1.97	$1.94

Diluted
Continuing operations	$1.09	$0.96	$1.95	$1.91
Discontinued operations	—	—	—	0.01
Diluted earnings per share	$1.09	$0.96	$1.95	$1.92

Weighted average common shares:
Basic	146.0	154.3	147.8	155.0
Diluted	147.6	156.5	149.4	157.0

Cash dividends per share	$0.24	$0.24	$0.48	$0.48

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	March 31
	2012	2011
Operating Activities:
Net income	$291	$301
Adjustments to arrive at cash provided by operating activities:
Depreciation	55	52
Amortization of intangible assets	19	19
Stock-based compensation expense	13	12
Compensation and benefits paid in common stock	35	33
Excess tax benefit from stock-based compensation	(7)	(3)
Deferred income taxes	59	40
Pension plan contributions	(118)	(107)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	80	(1)
Inventories	(195)	(188)
Accounts payable	(66)	39
Compensation and benefits	(74)	6
Advance payments from customers	—	(42)
Accrued customer incentives	23	(15)
Product warranty costs	(21)	(16)
Income taxes	(38)	31
Other assets and liabilities	(11)	(34)
Cash Provided by Operating Activities	45	127

Investing Activities:
Property additions	(69)	(66)
Acquisition of businesses, net of cash acquired	—	(17)
Proceeds from sale of short-term investments	—	18
Acquisition of intangible assets	(1)	(2)
Proceeds from the disposition of property	2	—
Other investing activities	(4)	3
Cash Used for Investing Activities	(72)	(64)

Financing Activities:
Purchases of treasury stock	(502)	(211)
Cash dividends	(71)	(75)
Increase in short-term commercial paper borrowings, net	97	15
Decrease in short-term borrowings	—	(10)
Increase in long-term borrowings	247	—
Proceeds from the exercise of stock options	16	12
Excess tax benefit from stock-based compensation	7	3
Cash Used for Financing Activities	(206)	(266)

Effect of exchange rate changes on cash and cash equivalents	—	4

Net Change in Cash and Cash Equivalents	(233)	(199)
Cash and Cash Equivalents at Beginning of Period	530	435
Cash and Cash Equivalents at End of Period	$297	$236

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

During the second quarter of fiscal 2012, the Company determined that certain product sales had erroneously been presented as service sales in previously issued financial statements. With the correction, service sales are less than ten percent of total sales for all periods presented. Accordingly, service and product sales will no longer be separately presented. This change did not impact previously reported total revenues, total cost of sales, or net income, nor did it have any effect on the Company's financial position or cash flows for any prior periods.

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

In May 2011, the FASB amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment became effective for the company in the second quarter of 2012 with no significant impact to the Company's financial statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Pro-forma results for the three and six months ended March 31 2011, assuming the acquisitions were made at the beginning of the year, are not presented as the pro-forma information would not be materially different from the consolidated reported results.

4.	Discontinued Operations

On July 22, 2011, the Company sold its Rollmet product line. The original sale price, which was subject to a post-closing adjustment based on the final closing balance sheet, was $44 million. In October 2011, the Company paid a $3 million post-closing adjustment to the purchaser, which reduced the final net sale price to $41 million. The Rollmet business provides seamless alloy and stainless steel pipes and propulsion system components for the energy, petrochemical and defense industries. The Company divested this non-core business to focus on its primary business strategies. Rollmet's operating results are included in discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented.

Results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2012	2011	2012	2011
Sales	$—	$7	$—	$13
Income from discontinued operations before income taxes	—	1	—	3

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	March 31, 2012	September 30, 2011
Billed	$683	$718
Unbilled	426	404
Less progress payments	(201)	(143)
Total	908	979
Less allowance for doubtful accounts	(10)	(10)
Receivables, net	$898	$969

Receivables not expected to be collected during the next twelve months are classified as long-term and are included within Other Assets. Total net receivables due from the U.S. Government, including the Department of Defense and state and local agencies, both directly and indirectly through subcontracts, were $252 million at March 31, 2012 and $388 million at September 30, 2011. U.S. Government unbilled receivables, net of progress payments, were $79 million and $136 million at March 31, 2012 and September 30, 2011, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

The Company is exposed to a concentration of collection risk on credit extended to certain customers who are currently experiencing financial difficulties, including a certain business jet manufacturer and certain commercial airline customers. At March 31, 2012, accounts receivable due from these financially troubled customers were approximately $41 million.

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	March 31, 2012	September 30, 2011
Finished goods	$212	$180
Work in process	293	265
Raw materials, parts and supplies	368	340
Less progress payments	(10)	(36)
Total	863	749
Pre-production engineering costs	502	446
Inventories, net	$1,365	$1,195

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

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter
Anticipated amortization expense	$20	$25	$32	$46	$52	$334

Amortization expense for pre-production engineering costs for the three and six months ended March 31, 2012 was was $4 million and $7 million, respectively, compared with $3 million and $4 million for the three and six months ended March 31, 2011. As of March 31, 2012, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 10 years.

7.	Property

Property is summarized as follows:

(in millions)	March 31, 2012	September 30, 2011
Land	$10	$14
Buildings and improvements	373	372
Machinery and equipment	1,023	1,002
Information systems software and hardware	314	310
Furniture and fixtures	66	66
Construction in progress	91	89
Total	1,877	1,853
Less accumulated depreciation	(1,126)	(1,099)
Property	$751	$754

As of September 30, 2011, Land and Buildings and improvements included $8 million associated with the carrying value of the vacated Irvine, California facility. As of March 31, 2012, the carrying value of this facility is classified as held-for-sale and included within Other current assets.

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Total
Balance at September 30, 2011	$514	$266	$780
Foreign currency translation adjustments	—	—	—
Balance at March 31, 2012	$514	$266	$780

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company's 2012 and 2011 impairment tests resulted in no impairment.

Intangible assets are summarized as follows:

	March 31, 2012			September 30, 2011
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$220	$(149)	$71	$219	$(140)	$79
Customer relationships:
Acquired	90	(52)	38	90	(48)	42
Up-front sales incentive assets	198	(21)	177	190	(17)	173
License agreements	18	(10)	8	18	(9)	9
Trademarks and tradenames	15	(13)	2	15	(12)	3
Intangible assets with indefinite lives:
Trademarks and tradenames	2	—	2	2	—	2
Intangible assets	$543	$(245)	$298	$534	$(226)	$308

Rockwell Collins provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer relationship intangible asset and are amortized using a units-of-delivery method over the period the Company has received a contractually enforceable right related to the incentives, up to 15 years. Amortization is based on the Company’s expectation of delivery rates on a program-by-program basis. Amortization begins when the Company starts recognizing revenue as the Company delivers equipment for the program. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of March 31, 2012, the weighted average amortization period remaining for up-front sales incentives was approximately 9 years.

Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter
Anticipated amortization expense for up-front sales incentives	$9	$12	$16	$20	$21	$103
Anticipated amortization expense for all other intangible assets	30	22	20	16	12	34
Total	$39	$34	$36	$36	$33	$137

Amortization expense for intangible assets for the three and six months ended March 31, 2012 was $9 million and $19 million, respectively, compared to $11 million and $19 million for the three and six months ended March 31, 2011.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Other Assets

Other assets are summarized as follows:

(in millions)	March 31, 2012	September 30, 2011
Long-term receivables	$31	$32
Investments in equity affiliates	15	11
Exchange and rental assets (net of accumulated depreciation of $99 at March 31, 2012 and $104 at September 30, 2011)	62	57
Other	112	110
Other assets	$220	$210

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

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $34 million and $62 million for the three and six months ended March 31, 2012, respectively, and $25 million and $50 million for the three and six months ended March 31, 2011, respectively. The deferred portion of profit generated from sales to equity affiliates was $4 million at March 31, 2012 and $2 million at September 30, 2011.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either loaned or rented to customers on a short-term basis in connection with warranty and other service related activities or under operating leases. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives up to 15 years. Depreciation expense for exchange and rental assets was $3 million and $5 million for the three and six months ended March 31, 2012, respectively, and $3 million and $7 million for the three and six months ended March 31, 2011, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Debt

Short-term Debt
Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. At March 31, 2012, short-term commercial paper borrowings outstanding were $97 million with a weighted-average interest rate and maturity period of 0.15 percent and 5 days, respectively. At September 30, 2011, there were no outstanding short-term commercial paper borrowings.

Revolving Credit Facilities
On May 26, 2011, the Company entered into an $850 million five-year unsecured revolving credit facility with various banks. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. The ratio was 24 percent as of March 31, 2012. The credit facility includes options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. The credit facility also contains covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At March 31, 2012 and September 30, 2011, there were no outstanding borrowings under the revolving credit facility.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $57 million as of March 31, 2012, of which $18 million supports commitments in the form of commercial letters of credit. As of
March 31, 2012 and September 30, 2011, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At March 31, 2012 and September 30, 2011, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

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

The 2021, 2019 and 2013 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at March 31, 2012 and September 30, 2011.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	March 31, 2012	September 30, 2011
Principal amount of 2021 Notes, net of discount	$249	$—
Principal amount of 2019 Notes, net of discount	299	299
Principal amount of 2013 Notes	200	200
Fair value swap adjustment (Notes 16 and 17)	26	29
Long-term Debt, Net	$774	$528

Interest paid on debt for the six months ended March 31, 2012 and 2011 was $9 million and $8 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

Pension Benefits

The components of expense (income) for Pension Benefits for the three and six months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2012	2011	2012	2011
Service cost	$2	$2	$4	$4
Interest cost	39	39	77	79
Expected return on plan assets	(54)	(53)	(107)	(106)
Amortization:
Prior service credit	(5)	(4)	(9)	(9)
Net actuarial loss	15	12	29	24
Net benefit income	$(3)	$(4)	$(6)	$(8)

Other Retirement Benefits

The components of expense (income) for Other Retirement Benefits for the three and six months ended March, 31, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2012	2011	2012	2011
Service cost	$1	$1	$2	$2
Interest cost	2	2	5	5
Amortization:
Prior service credit	(1)	(4)	(3)	(8)
Net actuarial loss	2	3	5	6
Net benefit expense	$4	$2	$9	$5

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. During the six months ended March 31, 2012, the company made $110 million of contributions to its U.S. qualified pension plan, of which $47 million related to calendar year 2011 statutory funding requirements and $63 million related to calendar year 2012 statutory funding requirements. The combined value of these contributions is expected to substantially satisfy the minimum statutory funding requirement for full fiscal year 2012. Contributions to the non-U.S. plans and the U.S. non-qualified plan are anticipated to total $13 million in 2012. For the six months ended March 31, 2012 and 2011, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $8 million and $7 million, respectively.

12.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2012	2011	2012	2011
Stock-based compensation expense included in:
Cost of sales	$2	$2	$4	$3
Selling, general and administrative expenses	5	5	9	9
Total	$7	$7	$13	$12
Income tax benefit	$2	$2	$4	$4

The Company issued awards of equity instruments under the Company's various incentive plans for the six months ended March 31, 2012 and 2011 as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Six months ended March 31, 2012	755.1	$13.89	190.6	$55.02	81.6	$55.65
Six months ended March 31, 2011	734.5	$14.74	193.7	$55.85	73.0	$57.44

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2012 based on the achievement of performance targets for fiscal years 2012 through 2014 is approximately 456,000.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted-average assumptions:

	2012 Grants	2011 Grants
Risk-free interest rate	0.3% - 2.2%	0.5% - 3.9%
Expected dividend yield	1.6%	1.7%
Expected volatility	27.0%	27.0%
Expected life	8 years	8 years

Employee Benefits Paid in Company Stock
During the six months ended March 31, 2012 and 2011, 0.6 million and 0.5 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $35 million and $33 million for the respective periods.

Earnings Per Share and Diluted Share Equivalents

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions, except per share amounts)	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Income from continuing operations	$161	$150	$291	$300
Income from discontinued operations, net of taxes	—	—	—	1
Net income	$161	$150	$291	$301
Denominator:
Denominator for basic earnings per share – weighted average common shares	146.0	154.3	147.8	155.0
Effect of dilutive securities:
Stock options	1.2	1.6	1.2	1.5
Performance shares, restricted stock and restricted stock units	0.4	0.6	0.4	0.5
Dilutive potential common shares	1.6	2.2	1.6	2.0
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	147.6	156.5	149.4	157.0
Earnings per share:
Basic
Continuing operations	$1.10	$0.97	$1.97	$1.93
Discontinued operations	—	—	—	0.01
Basic earnings per share	$1.10	$0.97	$1.97	$1.94
Diluted
Continuing operations	$1.09	$0.96	$1.95	$1.91
Discontinued operations	—	—	—	0.01
Diluted earnings per share	$1.09	$0.96	$1.95	$1.92

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.4 million and 0.4 million for the three months ended March 31, 2012 and 2011, respectively, and 0.7 million and 0.4 million for the six months ended March 31, 2012 and 2011, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.	Comprehensive Income

Comprehensive income, net of tax, consists of the following:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2012	2011	2012	2011
Net income	$161	$150	$291	$301
Unrealized foreign currency translation adjustment	12	12	7	9
Foreign currency cash flow hedge adjustment, net of tax	1	—	—	2
Amortization of defined benefit plan costs, net of tax	7	4	14	8
Comprehensive income	$181	$166	$312	$320

The Company has one consolidated subsidiary with income attributable to a noncontrolling interest. The net income and comprehensive income attributable to the noncontrolling interest is insignificant.

14.	Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2012	2011	2012	2011
Royalty income	$1	$1	$1	$1
Earnings from equity affiliates	3	4	6	6
Interest income	1	1	1	2
Other	1	—	2	4
Other income, net	$6	$6	$10	$13

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended March 31, 2012 and 2011, the effective income tax rate from continuing operations was 24.4 percent and 31.2 percent, respectively, and for the six months ended March 31, 2012, and 2011, the effective income tax rate was 28.5 percent and 26.7 percent, respectively.

The lower effective income tax rate from continuing operations for the three months ended March 31, 2012, as compared to the same period of the prior year, was primarily due to the completion of the Internal Revenue Service (IRS) examination of taxable years ended September 30, 2008 and 2009 which resulted in a benefit to the Company's effective income tax rate of about 9 percentage points. This benefit was partially offset by an increase of about 2 percentage points related to the unfavorable impact of the Federal R&D Tax Credit, which expired on December 31, 2011.

The higher effective income tax rate from continuing operations for the six months ended March 31, 2012, as compared to the same period of the prior year, was primarily due to the unfavorable impact of the expired Federal

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

R&D Tax Credit which increased the effective income tax rate by 2 percentage points. The current year effective income tax rate from continuing operations also included a favorable adjustment of 4 percentage points due to the resolution of the IRS audit. A comparable favorable adjustment of 4 percentage points was included in the same period of the prior year due to the retroactive reinstatement of the Federal R&D Tax Credit which had previously expired December 31, 2009.

The Company's U.S. Federal income tax returns for the tax years ended September 30, 2009 and prior have been audited by the IRS and are closed to further adjustments. The Company is also currently under audit in various U.S. state and non-U.S. jurisdictions, which have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company had net income tax payments of $91 million and $41 million during the six months ended March 31, 2012 and 2011, respectively.

The Company had gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $56 million and $100 million as of March 31, 2012 and September 30, 2011, respectively. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $34 million and $57 million as of March 31, 2012 and September 30, 2011, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months, a reduction in unrecognized tax benefits may occur of approximately $0 million to $1 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was approximately $2 million and $6 million as of March 31, 2012 and September 30, 2011. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations was $(2) million and $1 million for the six months ended March 31, 2012 and 2011.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and September 30, 2011 are as follows:

		March 31, 2012	September 30, 2011
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$42	$37
Interest rate swap assets	Level 2	26	29
Foreign currency forward exchange contract assets	Level 2	5	8
Foreign currency forward exchange contract liabilities	Level 2	(5)	(7)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during the six months ended March 31, 2012 or 2011.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	Asset (Liability)
	March 31, 2012		September 30, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$297	$297	$530	$530
Short-term debt	(97)	(97)	—	—
Long-term debt	(748)	(808)	(499)	(565)

The fair value of cash and cash equivalents and short-term debt approximate their carrying value due to the short-term nature of the instruments and as such these items are within Level 1 of the fair value hierarchy. Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities and degree of risk. The carrying amount and fair value of long-term debt excludes the interest rate swaps fair value adjustment. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

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

The Company has designated the 2019 and 2013 Swaps (the Swaps) as fair value hedges. At March 31, 2012 and September 30, 2011, interest rate swaps were recorded within Other Assets at a fair value of $26 million and $29 million, respectively, offset by a fair value adjustment to Long-term Debt (Note 10) of $26 million and $29 million, respectively. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of March 31, 2012 and September 30, 2011, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $469 million and $502 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of March 31, 2012 and September 30, 2011 are as follows:

		Asset Derivatives
(in millions)	Classification	March 31, 2012	September 30, 2011
Foreign currency forward exchange contracts	Other current assets	$5	$8
Interest rate swaps	Other assets	26	29
Total		$31	$37

		Liability Derivatives
(in millions)	Classification	March 31, 2012	September 30, 2011
Foreign currency forward exchange contracts	Other current liabilities	$5	$7

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of March 31, 2012 and September 30, 2011, $1 million and $1 million, respectively, of foreign currency forward exchange contracts, classified within Other current assets, were not designated as hedging instruments.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2012 and 2011 is as follows:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended		Six Months Ended
		March 31		March 31
(in millions)	Location of Gain (Loss)	2012	2011	2012	2011
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$—	$1	$(1)	$1
Interest rate swaps	Interest expense	2	2	4	4

Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$1	$1	$—	$3
Amount of gain (loss) reclassified from AOCL into income	Cost of sales	(1)	—	—	(1)

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three and six months ended March 31, 2012. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and six months ended March 31, 2012.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of March 31, 2012. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $0 over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at March 31, 2012 was 100 months.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Six Months Ended
	March 31
(in millions)	2012	2011
Balance at beginning of year	$148	$183
Warranty costs incurred	(25)	(25)
Product warranty accrual	21	18
Changes in estimates for prior years	(17)	(11)
Foreign currency translation adjustments	—	2
Balance at March 31	$127	$167

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of March 31, 2012, the outstanding loan balance was approximately $5 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of March 31, 2012, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at March 31, 2012 were $60 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company also provides indemnifications of varying scope and amounts to certain customers against claims of

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of March 31, 2012, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of March 31, 2012, which represents management’s best estimate of the probable future cost for this site.

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

The Company is subject to various lawsuits, claims and proceedings that have been or may be instituted or asserted against the Company relating to the conduct of the Company's business, including those pertaining to product liability, antitrust, intellectual property, safety and health, exporting and importing, contract, employment and regulatory matters. Although the outcome of these matters cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters that are pending or asserted are not expected to have a material effect on the Company's business or financial position, but could possibly be significant to the results of operations or cash flows of any one quarter.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

21.	Restructuring and Asset Impairment Charges

In September 2011, the Company recorded restructuring charges totaling $27 million. This amount was primarily comprised of non-cash asset impairment charges of $11 million, employee severance of $7 million, and $9 million of other costs, primarily attributable to a lease termination. The charges related to decisions to implement certain business realignment and facility rationalization actions in response to the global economic factors that have negatively impacted the Company's Government Systems segment. During the six months ended March 31, 2012, the Company made cash severance payments of $6 million and contract and lease termination payments of $6 million. As of March 31, 2012, $4 million of employee severance and lease termination costs remain to be paid in future periods.

22.	Business Segment Information

The sales and results of continuing operations of the Company’s operating segments are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2012	2011	2012	2011
Sales:
Government Systems	$628	$716	$1,211	$1,366
Commercial Systems	533	500	1,044	954
Total sales	$1,161	$1,216	$2,255	$2,320

Segment operating earnings:
Government Systems	$128	$150	$245	$281
Commercial Systems	112	91	213	173
Total segment operating earnings	240	241	458	454

Interest expense	(7)	(4)	(13)	(9)
Stock-based compensation	(7)	(7)	(13)	(12)
General corporate, net	(13)	(12)	(25)	(24)
Income from continuing operations before income taxes	213	218	407	409
Income tax expense	(52)	(68)	(116)	(109)
Income from continuing operations	$161	$150	$291	$300

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarizes sales by product category for the three and six months ended March 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2012	2011	2012	2011
Government Systems product categories:
Avionics	$365	$352	$689	$667
Communication products	154	190	298	346
Surface solutions	58	92	118	198
Navigation products	51	82	106	155
Government Systems sales	628	716	1,211	1,366

Commercial Systems product categories:
Air transport aviation electronics	287	269	556	513
Business and regional aviation electronics	246	231	488	441
Commercial Systems sales	533	500	1,044	954
Total sales	$1,161	$1,216	$2,255	$2,320

Product category sales for Government Systems are delineated based upon differences in the underlying product technologies and markets served. Government Systems sales for the three and six months ended March 31, 2011 have been reclassified to conform to the current year presentation.

The air transport and business and regional aviation electronics product categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three and six months ended March 31, 2012, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $24 million and $49 million, respectively, compared to $29 million and $56 million for the three and six months ended March 31, 2011.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND OUTLOOK

We have a diversified and balanced business, serving both commercial and government markets. The diversification and balance of our Company was an important attribute that helped support our performance during the first six months of fiscal year 2012. While our Government Systems business experienced an 11 percent reduction in sales over the first half of the fiscal year, our Commercial Systems business achieved a 9 percent increase in sales and a 230 basis point increase in segment operating margins. Total segment operating margins improved to 20.3 percent of sales for the six months ended March 31, 2012, up from 19.6 percent of sales for the six months ended March 31, 2011, an improvement of 70 basis points even as sales declined. Additionally, we exercised the flexibility of our balance sheet during the first half of our fiscal year and issued $250 million of 3.10 percent fixed rate unsecured debt. We used the proceeds from this debt, supplemented by available cash on hand, to repurchase approximately 9 million shares of common stock during the first six months of 2012, reducing our outstanding share count by 5 percent. In addition, on April 18, 2012, our Board of Directors approved a 25 percent increase to our quarterly cash dividend paid on common stock to $0.30 per share, effective with the next dividend payable on June 4, 2012 to shareholders of record at the close of business on May 14, 2012.

The following table is an updated summary of our fiscal year 2012 financial guidance:

•	total sales	about $4.85 billion (from $4.9 to $5.0 billion)
•	diluted earnings per share from continuing operations	$4.40 to $4.60
•	cash provided by operating activities	$625 million to $725 million
•	capital expenditures	about $150 million
•	company and customer-funded R&D expenditures	about $900 million, or about 18 percent of sales

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and six months ended March 31, 2012 and 2011 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

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

Three Months Ended March 31, 2012 and 2011

Sales

	Three Months Ended
	March 31
(dollars in millions)	2012	2011
Total sales	$1,161	$1,216
Percent (decrease)	(5)%

Total sales for the three months ended March 31, 2012 decreased $55 million compared to the three months ended March 31, 2011 due to an $88 million reduction in Government Systems sales that was partially offset by a $33 million increase in Commercial Systems sales. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales.

Cost of Sales

	Three Months Ended
	March 31
(dollars in millions)	2012	2011
Total cost of sales	$810	$864
Percent of total sales	69.8%	71.1%

Cost of sales consists of costs incurred to design and manufacture our products and includes research and development (R&D), raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Total cost of sales for the three months ended March 31, 2012 decreased $54 million, or 6 percent, from the same period of 2011, primarily due to the following:

•	$16 million decrease resulting from the combined impact of lower R&D expense discussed in the table below and a reduction in employee incentive compensation costs

•	the remaining variance of $38 million was primarily related to the $55 million reduction in sales discussed in the Government Systems and Commercial Systems Financial Results sections below

The decrease in cost of sales as a percent of sales during the three months ended March 31, 2012 as compared to the same period of 2011 was primarily due to a favorable change in sales mix between Commercial Systems and Government Systems revenues as well as the decline in company-funded R&D expense discussed below.

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended
	March 31
(dollars in millions)	2012	2011
Customer-funded:
Government Systems	$112	$117
Commercial Systems	20	19
Total customer-funded	132	136

Company-funded:
Government Systems	22	28
Commercial Systems	60	60
Total company-funded	82	88
Total research and development expense	$214	$224
Percent of total sales	18.4%	18.4%

Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion-method of accounting. As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, customer-funded R&D expense also includes amortization of pre-production engineering costs. This amortization totaled $4 million and $3 million for the three months ended March 31, 2012 and 2011, respectively. Company-funded R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering-related product materials and equipment and subcontracting costs.

Total R&D expense for the three months ended March 31, 2012 decreased $10 million from the same period last year. Total customer-funded R&D expense declined $4 million primarily driven by a $5 million reduction within Government Systems associated with declining spending by the U.S. government on development programs. Total company-funded R&D expense declined $6 million due to a reduction within Government Systems attributed to reduced spending on the development of networked communication products.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31
(dollars in millions)	2012	2011
Selling, general and administrative expenses	$137	$136
Percent of total sales	11.8%	11.2%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing, research or development activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the three months ended March 31, 2012 were comparable to the amount reported in the same period last year. Higher bid and proposal costs of $4 million were mostly offset by the benefit realized from restructuring actions in our Government Systems business.

Net Income and Diluted Earnings Per Share

	Three Months Ended
	March 31
(dollars in millions, except per share amounts)	2012	2011
Income from continuing operations	$161	$150
Percent of sales	13.9%	12.3%

Income from discontinued operations, net of taxes	—	—
Net income	$161	$150

Diluted earnings per share from continuing operations	$1.09	$0.96
Diluted earnings per share from discontinued operations	—	—
Diluted earnings per share	$1.09	$0.96

Income from continuing operations for the three months ended March 31, 2012 increased $11 million to $161 million from $150 million of income from continuing operations for the three months ended March 31, 2011. Diluted earnings per share from continuing operations increased 14 percent to $1.09 for the three months ended March 31, 2012 compared to $0.96 for the three months ended March 31, 2011. The rate of increase in diluted earnings per share from continuing operations was greater than the percentage rate increase in income from continuing operations because of the favorable impact of our share repurchase program.

As discussed in the Commercial Systems and Government Systems Financial Results sections, the higher operating earnings within Commercial Systems were offset by lower operating earnings within Government Systems. The majority of the increase in income from continuing operations and earnings per share was attributable to lower income tax expense. Current year net income includes a $19 million income tax benefit ($0.13 per share) related to the completion of prior period tax audits. This benefit was partially offset by the unfavorable impact resulting from differences in the availability of the Federal R&D Tax Credit of $4 million, ($0.03 per share), as explained in the Income Tax section below.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended
	March 31
(dollars in millions)	2012	2011
Avionics	$365	$352
Communication products	154	190
Surface solutions	58	92
Navigation products	51	82
Total	$628	$716
Percent (decrease)	(12)%

Avionics sales increased $13 million, or 4 percent, for the three months ended March 31, 2012 compared to the same period in the prior year, primarily due to the following:

•	$22 million increase resulting from the combined impact of development effort on the recently awarded KC-46A, KC-10, and KC-390 tanker programs

•	$16 million increase in avionics sales on the Saudi F-15 fighter program

•
partially offset by other reductions of $25 million, primarily attributable to decreased sales for the recently completed KC-135 Global Air Traffic Management program and lower deliveries on C-17 transport aircraft

Communication products sales decreased $36 million, or 19 percent, for the three months ended March 31, 2012 compared to the same period in the prior year, primarily due to the following:

•	$20 million reduction due to the completion of a contract to provide transportable cellular capabilities in Afghanistan

•
$12 million reduction resulting from the combined impact of fewer deliveries of satellite communication terminals and lower Joint Tactical Radio System program revenue for the Ground Mobile Radio variant

Surface solutions sales decreased $34 million, or 37 percent, for the three months ended March 31, 2012 compared to the same period in the prior year, primarily due to the following:

•	$21 million reduction attributable to the combined impact of two programs that were terminated for convenience by the U.S. Government during 2011

•	the remaining decrease of $13 million was due to a variety of items, including a reduction in Joint Precision Approach and Landing System program revenues

Navigation products sales decreased $31 million, or 38 percent, for the three months ended March 31, 2012 compared to the same period in the prior year, primarily due to a $26 million reduction in revenue from fewer deliveries of our Defense Advanced GPS Receiver products as troop deployments wind down in Afghanistan and Iraq.

Government Systems Segment Operating Earnings

	Three Months Ended
	March 31
(dollars in millions)	2012	2011
Segment operating earnings	$128	$150
Percent of sales	20.4%	20.9%

Government Systems operating earnings were $128 million, or 20.4 percent of sales, for the three months ended March 31, 2012, compared to operating earnings of $150 million, or 20.9 percent of sales, for the same period one year ago. The $22 million reduction in Government Systems operating earnings was primarily due to the following:

•	the $88 million decrease in sales discussed in the Government Systems sales section above resulted in a $55 million decrease to costs and a reduction to operating earnings of $33 million

•	partially offset by an $11 million benefit to operating earnings resulting from the combined impact of lower company-funded R&D and warranty expense

Government Systems operating earnings as a percent of sales during the three months ended March 31, 2012 were relatively unchanged from the same period last year as the benefits from lower company-funded R&D expense and warranty mostly offset the adverse impact of lower sales.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Three Months Ended
	March 31
(dollars in millions)	2012	2011
Air transport aviation electronics:
Original equipment	$141	$132
Aftermarket	122	108
Wide-body in-flight entertainment products and services	24	29
Total air transport aviation electronics	287	269
Business and regional aviation electronics:
Original equipment	148	138
Aftermarket	98	93
Total business and regional aviation electronics	246	231
Total	$533	$500
Percent increase	7%

Total air transport aviation electronics sales increased $18 million, or 7 percent, for the three months ended March 31, 2012 compared to the same period in the prior year due to the following:

•
original equipment manufacturer (OEM) revenues increased $9 million, or 7 percent, primarily due to higher sales to Boeing and Airbus resulting from higher aircraft production rates for the Airbus A320 and Boeing 777 and 747-8 platforms

•	aftermarket sales increased $14 million, or 13 percent, primarily related to higher spare parts sales for new Boeing 787 and 747-8 aircraft and an increase in air transport retrofits

•	Wide-body in-flight entertainment products and services decreased $5 million

Business and regional aviation electronics sales increased $15 million, or 6 percent, for the three months ended March 31, 2012 compared to the same period in the prior year due to the following:

•	OEM sales increased $10 million, or 7 percent, primarily due to higher deliveries of avionics and head-up guidance systems for Bombardier Global aircraft

•	aftermarket sales increased $5 million, or 5 percent, primarily due to an increase in service and support revenue

Commercial Systems Segment Operating Earnings

	Three Months Ended
	March 31
(dollars in millions)	2012	2011
Segment operating earnings	$112	$91
Percent of sales	21.0%	18.2%

Commercial Systems operating earnings increased $21 million, or 23 percent, to $112 million, or 21.0 percent of sales, for the three months ended March 31, 2012 compared to operating earnings of $91 million, or 18.2 percent of sales, for the three months ended March 31, 2011. The $21 million increase in Commercial Systems operating earnings was primarily due to the following:

•	the $33 million increase in sales discussed in the Commercial Systems sales section above resulted in a $15 million increase to costs and incremental operating earnings of $18 million

•	remaining variance of $3 million was due to a variety of items, including a one-time benefit from licensing certain intellectual property

The increase in Commercial Systems operating earnings as a percent of sales during the three months ended March 31, 2012 compared to the same period in the prior year was primarily due to incremental earnings from the higher sales.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net. These costs are included within SG&A expense and Other Income, net on the Condensed Consolidated Statement of Operations. General Corporate, net is summarized as follows:

	Three Months Ended
	March 31
(dollars in millions)	2012	2011
General corporate, net	$13	$12

Six Months Ended March 31, 2012 and 2011

Sales

	Six Months Ended
	March 31
(dollars in millions)	2012	2011
Total sales	$2,255	$2,320
Percent (decrease)	(3)%

Total sales for the six months ended March 31, 2012 decreased $65 million compared to the six months ended March 31, 2011 due to a $155 million reduction in Government Systems sales that was partially offset by a $90 million increase in Commercial Systems sales. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales.

Cost of Sales

	Six Months Ended
	March 31
(dollars in millions)	2012	2011
Total cost of sales	$1,584	$1,655
Percent of total sales	70.2%	71.3%

Cost of sales consists of costs incurred to design and manufacture our products and includes research and development (R&D), raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Total cost of sales for the six months ended March 31, 2012 decreased $71 million, or 4 percent, from the same period of 2011, primarily due to the following:

•	a $113 million decrease resulting from $155 million of lower Government Systems sales, as discussed in the Government Systems Financial Results sections below

•	partially offset by a $42 million increase in cost of sales associated with the Commercial Systems sales growth of $90 million, as discussed in the Commercial Systems Financial Results sections below

The decrease in cost of sales as a percent of sales during the six months ended March 31, 2012 as compared to the same period of 2011 was primarily due to (i) a favorable change in sales mix resulting from lower Government Systems sales and higher Commercial Systems revenues and (ii) the reduction in company-funded R&D expense discussed below.

R&D expense is included as a component of cost of sales and is summarized as follows:

	Six Months Ended
	March 31
(dollars in millions)	2012	2011
Customer-funded:
Government Systems	$220	$226
Commercial Systems	41	39
Total customer-funded	261	265

Company-funded:
Government Systems	43	49
Commercial Systems	119	118
Total company-funded	162	167
Total research and development expense	$423	$432
Percent of total sales	18.8%	18.6%

Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion-method of accounting. As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, customer-funded R&D expense also includes amortization of pre-production engineering costs. This amortization totaled $7 million and $4 million for the six months ended March 31, 2012 and 2011, respectively. Company-funded R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering-related product materials and equipment and subcontracting costs.

Total R&D expense for the six months ended March 31, 2012 decreased $9 million from the same period last year. Total customer-funded R&D expense declined $4 million driven by a $6 million reduction within Government Systems associated with declining spending by the U.S. government on development programs. Total company-funded R&D expense declined $5 million driven by a $6 million reduction within Government Systems attributed to reduced spending on the development of networked communication products.

Selling, General and Administrative Expenses

	Six Months Ended
	March 31
(dollars in millions)	2012	2011
Selling, general and administrative expenses	$261	$260
Percent of total sales	11.6%	11.2%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing, research or development activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the six months ended March 31, 2012 were comparable to the amount reported in the same period last year. A slight increase in SG&A expense within Commercial Systems driven by higher bid and proposal activities and start-up costs associated with forming a joint venture in China was mostly offset by lower SG&A expense within Government Systems, primarily attributable to reductions in cost resulting from restructuring actions.

Net Income and Diluted Earnings Per Share

	Six Months Ended
	March 31
(dollars in millions, except per share amounts)	2012	2011
Income from continuing operations	$291	$300
Percent of sales	12.9%	12.9%

Income from discontinued operations, net of taxes	—	1
Net income	$291	$301

Diluted earnings per share from continuing operations	$1.95	$1.91
Diluted earnings per share from discontinued operations	—	0.01
Diluted earnings per share	$1.95	$1.92

Income from continuing operations for the six months ended March 31, 2012 decreased 3 percent to $291 million from $300 million of income from continuing operations for the six months ended March 31, 2011. Diluted earnings per share from continuing operations increased 2 percent to $1.95 for the six months ended March 31, 2012 compared to $1.91 for the six months ended March 31, 2011. Diluted earnings per share benefited from the favorable impact of our share repurchase program.

As discussed in the Commercial Systems and Government Systems Financial Results sections, the higher operating earnings within Commercial Systems were mostly offset by lower operating earnings within Government Systems. The majority of the decrease in income from continuing operations was attributable to an increase in income tax expense resulting from a higher effective income tax rate for the first half of the fiscal year as compared to the same period last year, as explained in the Income Tax section below.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Six Months Ended
	March 31
(dollars in millions)	2012	2011
Avionics	$689	$667
Communication products	298	346
Surface solutions	118	198
Navigation products	106	155
Total	$1,211	$1,366
Percent (decrease)	(11)%

Avionics sales increased $22 million, or 3 percent, for the six months ended March 31, 2012 compared to the same period in the prior year, primarily due to the following:

•	$43 million increase resulting from the combined impact of development effort on the recently awarded KC-46A, KC-10, and KC-390 tanker programs

•	$24 million increase in avionics sales on the Saudi F-15 fighter program

•
partially offset by other reductions to revenue of $45 million, primarily attributable to decreased sales for the recently completed KC-135 Global Air Traffic Management program and lower deliveries on C-17 transport and international C-130 aircraft

Communication products sales decreased $48 million, or 14 percent, for the six months ended March 31, 2012 compared to the same period in the prior year, primarily due to the following:

•
$29 million reduction resulting from the combined impact of the completion of a program to provide transportable cellular capabilities in Afghanistan and fewer satellite communication terminal deliveries

•	$14 million of lower Joint Tactical Radio System program revenue for the Ground Mobile Radio variant

Surface solutions sales decreased $80 million, or 40 percent, for the six months ended March 31, 2012 compared to the same period in the prior year, primarily due to the following:

•	$41 million reduction attributable to the combined impact of two programs that were terminated for convenience by the U.S. Government during 2011

•	$17 million decrease to sales from fewer deliveries of iForce public safety vehicle systems

•	the remaining decrease of $22 million was due to a variety of items, including a reduction in Joint Precision Approach and Landing System program revenues

Navigation products sales decreased $49 million, or 32 percent, for the six months ended March 31, 2012 compared to the same period in the prior year, primarily due to a $46 million reduction in revenue from fewer deliveries of our Defense Advanced GPS Receiver products as troop deployments wind down in Afghanistan and Iraq.

Government Systems Segment Operating Earnings

	Six Months Ended
	March 31
(dollars in millions)	2012	2011
Segment operating earnings	$245	$281
Percent of sales	20.2%	20.6%

Government Systems operating earnings were $245 million, or 20.2 percent of sales, for the six months ended March 31, 2012, compared to operating earnings of $281 million, or 20.6 percent of sales, for the same period one year ago. The $36 million reduction in Government Systems operating earnings was primarily due to the following:

•	the $155 million reduction in sales discussed in the Government Systems sales section above resulted in a $106 million decrease to costs and a reduction to operating earnings of $49 million

•	partially offset by a $13 million benefit to operating earnings resulting from the combined impact of lower company-funded R&D and warranty expense

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Six Months Ended
	March 31
(dollars in millions)	2012	2011
Air transport aviation electronics:
Original equipment	$265	$247
Aftermarket	242	210
Wide-body in-flight entertainment products and services	49	56
Total air transport aviation electronics	556	513
Business and regional aviation electronics:
Original equipment	289	256
Aftermarket	199	185
Total business and regional aviation electronics	488	441
Total	$1,044	$954
Percent increase	9%

Total air transport aviation electronics sales increased $43 million, or 8 percent, for the six months ended March 31, 2012 compared to the same period in the prior year due to the following:

•
original equipment manufacturer (OEM) revenues increased $18 million, or 7 percent, primarily due to higher sales to Boeing and Airbus resulting from higher aircraft production rates across various platforms

•	aftermarket sales increased $32 million, or 15 percent, primarily related to higher spare parts sales for new Boeing 787 and 747-8 aircraft

•	Wide-body in-flight entertainment products and services decreased $7 million

Business and regional aviation electronics sales increased $47 million, or 11 percent, for the six months ended March 31, 2012 compared to the same period in the prior year due to the following:

•	OEM sales increased $33 million, or 13 percent, as sales to Bombardier increased $30 million, primarily due to higher product deliveries for Bombardier Global and Challenger aircraft

•	aftermarket sales increased $14 million, or 8 percent, primarily due to higher sales of spare parts for para-military and Chinese regional jet aircraft and an increase in service and support revenue

Commercial Systems Segment Operating Earnings

	Six Months Ended
	March 31
(dollars in millions)	2012	2011
Segment operating earnings	$213	$173
Percent of sales	20.4%	18.1%

Commercial Systems operating earnings increased $40 million, or 23 percent, to $213 million, or 20.4 percent of sales, for the six months ended March 31, 2012 compared to operating earnings of $173 million, or 18.1 percent of sales, for the six months ended March 31, 2011. The $40 million increase in Commercial Systems operating earnings was primarily due to the following:

•	the $90 million increase in sales discussed in the Commercial Systems sales section above resulted in a $42 million increase to costs and incremental operating earnings of $48 million

•
the remaining variance was primarily due to a $9 million reduction to operating earnings resulting from the absence of a favorable adjustment that was recorded in the prior year to reduce certain customer incentive reserves

The increase in Commercial Systems operating earnings as a percent of sales during the six months ended March 31, 2012 compared to the same period in the prior year was primarily due to incremental earnings from the higher sales, partially offset by the absence of the favorable reserve adjustment recorded in the prior year.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net. These costs are included within SG&A expense and Other Income, net on the Condensed Consolidated Statement of Operations. General Corporate, net is summarized as follows:

	Six Months Ended
	March 31
(dollars in millions)	2012	2011
General corporate, net	$25	$24

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(dollars in millions)	2012	2011	2012	2011
Pension benefits	$(3)	$(4)	$(6)	$(8)
Other retirement benefits	4	2	9	5
Net benefit expense (income)	$1	$(2)	$3	$(3)

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

During the six months ended March 31, 2012, the Company made $110 million of contributions to its U.S. qualified pension plan, of which $47 million related to calendar year 2011 statutory funding requirements and $63 million related to calendar year 2012 statutory funding requirements. The combined value of these contributions is expected to substantially satisfy the minimum statutory funding requirement for full fiscal year 2012. Contributions to the non-U.S. plans and the U.S. non-qualified plan are anticipated to total $13 million in 2012. For the six months ended March 31, 2012 and 2011, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $8 million and $7 million, respectively.

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

The lower effective income tax rate from continuing operations for the three months ended March 31, 2012, as compared to the same period of the prior year, was primarily due to the completion of the Internal Revenue Service (IRS) examination of taxable years ended September 30, 2008 and 2009 which resulted in a benefit to the Company's effective income tax rate of about 9 percentage points. This benefit was partially offset by an increase of about 2 percentage points related to the unfavorable impact of the Federal R&D Tax Credit, which expired December 31, 2011.

The higher effective income tax rate from continuing operations for the six months ended March 31, 2012 as compared to the same period of the prior year, was primarily due to the unfavorable impact of the expired Federal R&D Tax Credit which increased the effective rate by 2 percentage points. The current year effective income tax rate from continuing operations also included a favorable adjustment of 4 percentage points due to the resolution of the IRS audit. A comparable favorable adjustment of 4 percentage points was included in the same period of the prior year due to the retroactive reinstatement of the Federal R&D Tax Credit which had previously expired December 31, 2009.

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

Operating Activities

	Six Months Ended
	March 31
(in millions)	2012	2011
Cash provided by operating activities	$45	$127

The $82 million decrease in cash provided by operating activities during the six months ended March 31, 2012 compared to the same period last year was primarily due to the following:

•
payments for employee incentive pay increased $62 million during the six months ended March 31, 2012 as compared to the same period last year. Incentive pay is expensed in the year it is incurred and paid in the first fiscal quarter of the following year. During the first six months of fiscal year 2012, $133 million was paid for employee incentive pay costs incurred during 2011. During the first six months of fiscal year 2011, $71 million was paid for employee incentive pay costs incurred during 2010

•
payments for income taxes increased $50 million to $91 million in the first six months of 2012 compared to $41 million during the first six months of 2011, primarily due to differences in the timing of cash tax payments resulting from the retroactive extension of the Federal R&D tax credit that benefited the prior year and the expiration of the Federal R&D tax credit that increased cash payments in the current year

•	pension plan contributions increased $11 million to $118 million in the first six months of 2012 compared to $107 million during the same period last year

•
the above items were partially offset by higher cash receipts from customers which increased $38 million to $2,309 million in the first half of 2012 compared to $2,271 million in the first half of 2011, primarily due to higher customer advances and progress payments in our Government Systems business

Investing Activities

	Six Months Ended
	March 31
(in millions)	2012	2011
Cash used for investing activities	$(72)	$(64)

The $8 million increase in cash used for investing activities during the six months ended March 31, 2012 compared to the same period last year was primarily due to the following:

•	cash payments for property additions increased $3 million to $69 million for the six months ended March 31, 2012 compared to $66 million for the six months ended March 31, 2011

•
during the first six months of fiscal year 2012, we paid $3 million to the purchaser of our divested Rollmet business in connection with a post-closing adjustment based on the final closing balance sheet

Financing Activities

	Six Months Ended
	March 31
(in millions)	2012	2011
Cash used for financing activities	$(206)	$(266)

The $60 million decrease in cash used for financing activities during the six months ended March 31, 2012 compared to the same period last year was primarily due to the following:

•	received net proceeds of $247 million from the issuance of long-term debt in November of 2011

•
net proceeds from short-term commercial paper were $97 million during the six months ended March 31, 2012, compared to net proceeds from short-term commercial paper of $15 million during the six months ended March 31, 2011

•	the absence of a $10 million repayment of short-term debt during the six months ended March 31, 2011

•
the above items were partially offset by a $291 million increase in cash repurchases of common stock to $502 million during the first six months of fiscal year 2012 from $211 million during the first six months of fiscal year 2011

Financial Condition and Liquidity

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

A comparison of key elements of our financial condition as of March 31, 2012 and September 30, 2011 are as follows:

(dollars in millions)	March 31, 2012	September 30, 2011
Cash and cash equivalents	$297	$530
Short-term debt	(97)	—
Long-term debt, net	(774)	(528)
Net debt (1)	$(574)	$2
Total equity (2)	$1,334	$1,528
Debt to total capitalization (3)	40%	26%
Net debt to total capitalization (4)	30%	—%

(1)	Calculated as total of short-term and long-term debt, net (Total debt), less cash and cash equivalents and short-term investments

(2)
Total equity decreased $194 million from September 30, 2011 to March 31, 2012. This reduction was primarily attributable to 9 million shares of common stock repurchased during the first half of the fiscal year at a cost of $497 million, partially offset by an increase resulting from net income of $291 million.

(3)	Calculated as Total debt divided by the sum of Total debt plus Total equity

(4)	Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. As of March 31, 2012, approximately 93 percent of our cash and cash equivalents resides at non-U.S. locations and may not be readily accessible for use in the U.S. due to potential adverse income tax implications and other statutory limitations. Due to the fluctuations of cash flows, we supplement our internally generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At March 31, 2012, short-term commercial paper borrowings outstanding were $97 million with a weighted-average interest rate and maturity period of 0.15 percent and 5 days, respectively. The maximum amount of short-term borrowings outstanding during the six months ended March 31, 2012 was $234 million. At September 30, 2011, there were no outstanding short-term commercial paper borrowings.

In the event our access to the commercial paper markets is impaired, we have access to an $850 million Revolving Credit Facility through a network of banks that matures in 2016, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at March 31, 2012 based on this financial covenant was 24 percent. We had no borrowings at March 31, 2012 under our Revolving Credit Facility.

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

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing in terms of interest rates. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of March 31, 2012:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Stable
Moody’s Investors Service	P-1	A1	Stable
Standard & Poor’s	A-1	A	Stable

We were in compliance with all debt covenants at March 31, 2012 and September 30, 2011.

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 19 of the Notes to Condensed Consolidated Financial Statements.

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

One of the Company's Critical Accounting Policies relates to accounting for long-term contracts, as about 20 percent of our sales are accounted for under the percentage-of-completion method of accounting. Under this method of accounting, changes in estimated revenues, cost of sales and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percent complete. During the three and six months ended March 31, 2012 and 2011, cumulative catch-up adjustments had an immaterial impact to our income from continuing operations.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; the rate of recovery of the commercial OEM production rates and the aftermarket; the impacts of earthquakes or other natural disasters, including potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or other sensitive information, corruption of data or operational disruption; delays related to the award of domestic and international contracts; the continued support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of terrorist events on the commercial aerospace industry; declining defense budgets resulting from budget deficits in the U.S. and abroad; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; timing of international contract awards; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity and quality improvements and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of lawsuits, claims and legal proceedings, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At March 31, 2012, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $200 million and a fair value of $213 million. In November 2003 we converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less .075 percent by executing “receive fixed, pay variable” interest rate swap contracts. At March 31, 2012, we also had $300 million of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $299 million and a fair value of $344 million. In January 2010 we converted $150 million of this fixed rate debt to floating rate debt based on six-month LIBOR plus 1.235 percent. Finally, at March 31, 2012, we had $250 million of 3.10 percent fixed rate unsecured long-term debt with a carrying value of $249 million and a fair value of $251 million.

A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $9 million and $9 million, respectively. The fair value of the $250 million notional value of interest rate swap contracts was a $26 million net asset at March 31, 2012. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $1 million, respectively. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 16 and 17 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $469 million and $502 million at March 31, 2012 and September 30, 2011, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was $0 and a net asset of $1 million at March 31, 2012 and September 30, 2011, respectively. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at March 31, 2012 by $6 million. For more information related to outstanding currency forward exchange contracts, see Notes 16 and 17 in the Notes to Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of March 31, 2012, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our Board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2012 through January 31, 2012	900,000	$57.74	900,000	$266 million
February 1, 2012 through February 29, 2012	530,000	59.18	530,000	235 million
March 1, 2012 through March 31, 2012	500,000	58.22	500,000	206 million
Total	1,930,000	$58.26	1,930,000

(1)	On September 14, 2011, our Board authorized the repurchase of an additional $700 million of our common stock. This authorization has no stated expiration.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	April 19, 2012	By	/s/ Marsha A. Schulte
Marsha A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer and an Authorized Officer)