Form 10-Q
period 2012-06-30
ROCKWELL COLLINS INC
filed 2012-07-24
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

142,151,645 shares of the registrant's Common Stock were outstanding on July 19, 2012.

ROCKWELL COLLINS, INC.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	June 30, 2012	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$265	$530
Receivables, net	967	969
Inventories, net	1,353	1,195
Current deferred income taxes	68	106
Other current assets	100	89
Total current assets	2,753	2,889

Property	750	754
Goodwill	775	780
Intangible Assets	293	308
Long-term Deferred Income Taxes	355	448
Other Assets	222	210
TOTAL ASSETS	$5,148	$5,389

LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$201	$—
Accounts payable	400	485
Compensation and benefits	229	324
Advance payments from customers	274	269
Accrued customer incentives	155	128
Product warranty costs	125	148
Other current liabilities	101	141
Total current liabilities	1,485	1,495

Long-term Debt, Net	778	528
Retirement Benefits	1,461	1,633
Other Liabilities	146	205

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,453	1,437
Retained earnings	3,609	3,288
Accumulated other comprehensive loss	(1,478)	(1,497)
Common stock in treasury, at cost (shares held: June 30, 2012, 41.7; September 30, 2011, 30.5)	(2,313)	(1,707)
Total shareowners’ equity	1,273	1,523
Noncontrolling interest	5	5
Total equity	1,278	1,528
TOTAL LIABILITIES AND EQUITY	$5,148	$5,389
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2012	2011	2012	2011
Sales	$1,205	$1,190	$3,460	$3,510

Costs, expenses and other:
Cost of sales	846	833	2,430	2,488
Selling, general and administrative expenses	132	131	393	391
Interest expense	7	5	20	14
Other income, net	(10)	(6)	(20)	(19)
Total costs, expenses and other	975	963	2,823	2,874

Income from continuing operations before income taxes	230	227	637	636
Income tax expense	64	70	180	179
Income from continuing operations	166	157	457	457

Income from discontinued operations, net of taxes	—	1	—	2

Net income	$166	$158	$457	$459

Earnings per share:
Basic
Continuing operations	$1.16	$1.02	$3.12	$2.96
Discontinued operations	—	0.01	—	0.01
Basic earnings per share	$1.16	$1.03	$3.12	$2.97

Diluted
Continuing operations	$1.14	$1.01	$3.09	$2.92
Discontinued operations	—	—	—	0.01
Diluted earnings per share	$1.14	$1.01	$3.09	$2.93

Weighted average common shares:
Basic	143.4	153.8	146.4	154.6
Diluted	145.0	155.9	147.9	156.6

Cash dividends per share	$0.30	$0.24	$0.78	$0.72

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	June 30
	2012	2011
Operating Activities:
Net income	$457	$459
Adjustments to arrive at cash provided by operating activities:
Depreciation	82	78
Amortization of intangible assets	29	28
Stock-based compensation expense	19	18
Compensation and benefits paid in common stock	53	53
Excess tax benefit from stock-based compensation	(7)	(7)
Deferred income taxes	119	68
Pension plan contributions	(120)	(110)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	3	(12)
Inventories	(200)	(245)
Accounts payable	(71)	5
Compensation and benefits	(92)	10
Advance payments from customers	12	(47)
Accrued customer incentives	27	(5)
Product warranty costs	(21)	(28)
Income taxes	(85)	30
Other assets and liabilities	(13)	(49)
Cash Provided by Operating Activities	192	246

Investing Activities:
Property additions	(102)	(104)
Proceeds from the disposition of property	17	—
Acquisition of businesses, net of cash acquired	—	(17)
Cash provided to customer	—	(237)
Collection of cash provided to customer	—	237
Proceeds from sale of short-term investments	—	18
Acquisition of intangible assets	(2)	(3)
Other investing activities	(4)	3
Cash Used for Investing Activities	(91)	(103)

Financing Activities:
Purchases of treasury stock	(710)	(277)
Cash dividends	(114)	(112)
Increase in short-term commercial paper borrowings, net	201	70
Decrease in short-term borrowings	—	(24)
Increase in long-term borrowings	247	—
Proceeds from the exercise of stock options	17	19
Excess tax benefit from stock-based compensation	7	7
Cash Used for Financing Activities	(352)	(317)

Effect of exchange rate changes on cash and cash equivalents	(14)	7

Net Change in Cash and Cash Equivalents	(265)	(167)
Cash and Cash Equivalents at Beginning of Period	530	435
Cash and Cash Equivalents at End of Period	$265	$268

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

During the second quarter of fiscal 2012, the Company determined that certain product sales had erroneously been presented as service sales in previously issued financial statements. With the correction, service sales are less than ten percent of total sales for all periods presented. Accordingly, service and product sales are no longer separately presented. This change did not impact previously reported total revenues, total cost of sales, or net income, nor did it have any effect on the Company's financial position or cash flows for any prior periods.

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

Pro-forma results for the three and nine months ended June 30, 2012, assuming the acquisitions were made at the beginning of the year, are not presented as the pro-forma information would not be materially different from the consolidated reported results.

4.	Discontinued Operations

On July 22, 2011, the Company sold its Rollmet product line. The sale price, net of a post-closing adjustment based on the final closing balance sheet, was $41 million. The Rollmet business provides seamless alloy and stainless steel pipes and propulsion system components for the energy, petrochemical and defense industries. The Company divested this non-core business to focus on its primary business strategies. Rollmet's operating results are included in discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented.

Results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2012	2011	2012	2011
Sales	$—	$6	$—	$19
Income from discontinued operations before income taxes	—	1	—	4

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	June 30, 2012	September 30, 2011
Billed	$736	$718
Unbilled	438	404
Less progress payments	(193)	(143)
Total	981	979
Less allowance for doubtful accounts	(14)	(10)
Receivables, net	$967	$969

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included within Other Assets. Total net receivables due from the U.S. Government, including the Department of Defense and state and local agencies, both directly and indirectly through subcontracts, were $277 million at June 30, 2012 and $388 million at September 30, 2011. U.S. Government unbilled receivables, net of progress payments, were $87 million and $136 million at June 30, 2012 and September 30, 2011, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

The Company is exposed to a concentration of collection risk on credit extended to certain customers who have filed for Chapter 11 bankruptcy protection, including certain commercial airline customers and Hawker Beechcraft, Inc. (HBC), a business jet manufacturing customer who filed for Chapter 11 bankruptcy protection on May 3, 2012. As of June 30, 2012, total pre-petition accounts receivable due from these financially troubled customers were approximately $38 million, of which $31 million was attributable to HBC. It is reasonably possible that losses related to the pre-petition receivables may occur in the range of $6 million to $35 million. During the nine months ended June 30, 2012, the Company recorded bad debt reserves of $6 million related to these receivable balances. The bad debt charge is included within selling, general, and administrative expenses on the Condensed Consolidated Statement of Operations, with approximately $5 million related to the Company's Commercial Systems segment and the remaining $1 million related to the Government Systems segment.

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	June 30, 2012	September 30, 2011
Finished goods	$201	$180
Work in process	270	265
Raw materials, parts and supplies	357	340
Less progress payments	(9)	(36)
Total	819	749
Pre-production engineering costs	534	446
Inventories, net	$1,353	$1,195

The Company defers certain pre-production engineering costs during the development phase of a program in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. These costs are deferred to the extent of the contractual guarantees and are amortized over their estimated useful lives using a units-of-delivery method, up to 15 years. This amortization expense is included as a component of cost of sales. Amortization is based on the Company’s expectation of delivery rates on a program-by-program basis and begins when the Company starts recognizing revenue as the Company delivers equipment for the program. The estimated useful life is limited to the amount of time the Company is virtually assured to earn revenues through a contractually enforceable right included in long-term supply arrangements with the Company’s customers. Pre-production engineering costs incurred pursuant to supply arrangements that do not contain customer guarantees for reimbursement are expensed as incurred.

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter
Anticipated amortization expense	$19	$27	$36	$50	$58	$356

Amortization expense for pre-production engineering costs for the three and nine months ended June 30, 2012 was $6 million and $13 million, respectively, compared with $5 million and $10 million for the three and nine months ended June 30, 2011. As of June 30, 2012, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 9 years.

7.	Property

Property is summarized as follows:

(in millions)	June 30, 2012	September 30, 2011
Land	$9	$14
Buildings and improvements	372	372
Machinery and equipment	1,021	1,002
Information systems software and hardware	313	310
Furniture and fixtures	65	66
Construction in progress	96	89
Total	1,876	1,853
Less accumulated depreciation	(1,126)	(1,099)
Property	$750	$754

As of September 30, 2011, Land and Buildings and improvements included $8 million associated with the carrying value of the vacated Irvine, California facility. In June 2012, the Company sold the Irvine facility and realized a gain of $5 million, which is included in Other income, net on the Condensed Consolidated Statement of Operations.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Total
Balance at September 30, 2011	$514	$266	$780
Foreign currency translation adjustments	(5)	—	(5)
Balance at June 30, 2012	$509	$266	$775

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company's 2012 and 2011 impairment tests resulted in no impairment.

Intangible assets are summarized as follows:

	June 30, 2012			September 30, 2011
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$220	$(155)	$65	$219	$(140)	$79
Customer relationships:
Acquired	90	(53)	37	90	(48)	42
Up-front sales incentive assets	203	(24)	179	190	(17)	173
License agreements	18	(10)	8	18	(9)	9
Trademarks and tradenames	15	(13)	2	15	(12)	3
Intangible assets with indefinite lives:
Trademarks and tradenames	2	—	2	2	—	2
Intangible assets	$548	$(255)	$293	$534	$(226)	$308

Rockwell Collins provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer relationship intangible asset and are amortized using a units-of-delivery method over the period the Company has received a contractually enforceable right related to the incentives, up to 15 years. Amortization is based on the Company’s expectation of delivery rates on a program-by-program basis. Amortization begins when the Company starts recognizing revenue as the Company delivers equipment for the program. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of June 30, 2012, the weighted average amortization period remaining for up-front sales incentives was approximately 9 years.

Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter
Anticipated amortization expense for up-front sales incentives	$10	$11	$16	$22	$27	$100
Anticipated amortization expense for all other intangible assets	30	22	20	16	12	34
Total	$40	$33	$36	$38	$39	$134

Amortization expense for intangible assets for the three and nine months ended June 30, 2012 was $10 million and $29 million, respectively, compared to $9 million and $28 million for the three and nine months ended June 30, 2011.

The Company reviews Intangible Assets for impairment at least annually, or whenever potential indicators of impairment exist. As of June 30, 2012, Intangible Assets include $14 million of up-front sales incentives related to Hawker Beechcraft, Inc. The Company currently estimates this balance is recoverable.

9.	Other Assets

Other assets are summarized as follows:

(in millions)	June 30, 2012	September 30, 2011
Long-term receivables	$29	$32
Investments in equity affiliates	16	11
Exchange and rental assets (net of accumulated depreciation of $101 at June 30, 2012 and $104 at September 30, 2011)	62	57
Other	115	110
Other assets	$222	$210

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

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $38 million and $100 million for the three and nine months ended June 30, 2012, respectively, and $21 million and $71 million for the three and nine months ended June 30, 2011, respectively. The deferred portion of profit generated from sales to equity affiliates was $2 million at June 30, 2012 and $2 million at September 30, 2011.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either loaned or rented to customers on a short-term basis in connection with warranty and other service related activities or under operating leases. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives up to 15 years. Depreciation expense for exchange and rental assets was $2 million and $7 million for the three and nine months ended June 30, 2012, respectively, and $1 million and $8 million for the three and nine months ended June 30, 2011, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Debt

Short-term Debt
Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. At June 30, 2012, short-term commercial paper borrowings outstanding were $201 million with a weighted-average interest rate and maturity period of 0.17 percent and 7 days, respectively. At September 30, 2011, there were no outstanding short-term commercial paper borrowings.

Revolving Credit Facilities
On May 26, 2011, the Company entered into an $850 million five-year unsecured revolving credit facility with various banks. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. The ratio was 26 percent as of June 30, 2012. The credit facility includes options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. The credit facility also contains covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At June 30, 2012 and September 30, 2011, there were no outstanding borrowings under the revolving credit facility.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $53 million as of June 30, 2012, of which $21 million supports commitments in the form of commercial letters of credit. As of June 30, 2012 and September 30, 2011, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At June 30, 2012 and September 30, 2011, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

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

The 2021, 2019 and 2013 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at June 30, 2012 and September 30, 2011.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	June 30, 2012	September 30, 2011
Principal amount of 2021 Notes, net of discount	$249	$—
Principal amount of 2019 Notes, net of discount	299	299
Principal amount of 2013 Notes	200	200
Fair value swap adjustment (Notes 16 and 17)	30	29
Long-term Debt, Net	$778	$528

Interest paid on debt for the nine months ended June 30, 2012 and 2011 was $16 million and $12 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

Pension Benefits

The components of expense (income) for Pension Benefits for the three and nine months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2012	2011	2012	2011
Service cost	$1	$1	$5	$5
Interest cost	38	40	115	119
Expected return on plan assets	(53)	(53)	(160)	(159)
Amortization:
Prior service credit	(4)	(5)	(13)	(14)
Net actuarial loss	14	12	43	36
Net benefit income	$(4)	$(5)	$(10)	$(13)

Other Retirement Benefits

The components of expense (income) for Other Retirement Benefits for the three and nine months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2012	2011	2012	2011
Service cost	$1	$1	$3	$3
Interest cost	3	4	8	9
Expected return on plan assets	—	(1)	—	(1)
Amortization:
Prior service credit	(2)	(4)	(5)	(12)
Net actuarial loss	3	3	8	9
Net benefit expense	$5	$3	$14	$8

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. During the nine months ended June 30, 2012, the company made $110 million of contributions to its U.S. qualified pension plan, of which $47 million related to calendar year 2011 statutory funding requirements and $63 million related to calendar year 2012 statutory funding requirements. In July 2012, subsequent to the Company's third quarter, the Company made a $3 million contribution to its U.S. qualified plan related to calendar year 2012 statutory funding requirements. The combined value of these contributions satisfies the minimum statutory funding requirement for full fiscal year 2012. Contributions to the non-U.S. plans and the U.S. non-qualified plan are anticipated to total $13 million in 2012. For the nine months ended June 30, 2012 and 2011, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $10 million and $10 million, respectively.

12.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2012	2011	2012	2011
Stock-based compensation expense included in:
Cost of sales	$2	$3	$6	$6
Selling, general and administrative expenses	4	3	13	12
Total	$6	$6	$19	$18
Income tax benefit	$3	$2	$7	$6

The Company issued awards of equity instruments under the Company's various incentive plans for the nine months ended June 30, 2012 and 2011 as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Nine months ended June 30, 2012	758.6	$13.90	191.5	$55.04	84.2	$55.64
Nine months ended June 30, 2011	760.8	$14.78	200.6	$55.96	78.3	$57.82

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2012 based on the achievement of performance targets for fiscal years 2012 through 2014 is approximately 456,000.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted-average assumptions:

	2012 Grants	2011 Grants
Risk-free interest rate	0.3% - 2.2%	0.3% - 3.9%
Expected dividend yield	1.6%	1.7%
Expected volatility	27.0%	27.0%
Expected life	8 years	8 years

Employee Benefits Paid in Company Stock
During the nine months ended June 30, 2012 and 2011, 1.0 million and 0.9 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $53 million and $53 million for the respective periods.

Earnings Per Share and Diluted Share Equivalents

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions, except per share amounts)	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Income from continuing operations	$166	$157	$457	$457
Income from discontinued operations, net of taxes	—	1	—	2
Net income	$166	$158	$457	$459
Denominator:
Denominator for basic earnings per share – weighted average common shares	143.4	153.8	146.4	154.6
Effect of dilutive securities:
Stock options	1.1	1.5	1.1	1.5
Performance shares, restricted stock and restricted stock units	0.5	0.6	0.4	0.5
Dilutive potential common shares	1.6	2.1	1.5	2.0
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	145.0	155.9	147.9	156.6
Earnings per share:
Basic
Continuing operations	$1.16	$1.02	$3.12	$2.96
Discontinued operations	—	0.01	—	0.01
Basic earnings per share	$1.16	$1.03	$3.12	$2.97
Diluted
Continuing operations	$1.14	$1.01	$3.09	$2.92
Discontinued operations	—	—	—	0.01
Diluted earnings per share	$1.14	$1.01	$3.09	$2.93

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 2.9 million and 0.3 million for the three months ended June 30, 2012 and 2011, respectively, and 1.4 million and 0.4 million for the nine months ended June 30, 2012 and 2011, respectively.

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's per share amount may not equal the total per share amount for the respective year-to-date period.

13.	Comprehensive Income

Comprehensive income, net of tax, consists of the following:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2012	2011	2012	2011
Net income	$166	$158	$457	$459
Unrealized foreign currency translation adjustment	(11)	(3)	(4)	6
Foreign currency cash flow hedge adjustment, net of tax	2	—	2	2
Amortization of defined benefit plan costs, net of tax	7	4	21	12
Comprehensive income	$164	$159	$476	$479

The Company has one consolidated subsidiary with income attributable to a noncontrolling interest. The net income and comprehensive income attributable to the noncontrolling interest is insignificant.

14.	Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2012	2011	2012	2011
Earnings from equity affiliates	2	3	8	9
Gain on sale of property	5	—	5	—
Royalty income	2	—	3	1
Interest income	1	2	2	4
Other	—	1	2	5
Other income, net	$10	$6	$20	$19

15.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended June 30, 2012 and 2011, the effective income tax rate from continuing operations was 27.8 percent and 30.8 percent, respectively, and for the nine months ended June 30, 2012, and 2011, the effective income tax rate was 28.3 percent and 28.1 percent, respectively.

The effective income tax rate from continuing operations for the three months ended June 30, 2012 was lower than the same period of the prior year due to a benefit from the remeasurement of uncertain tax positions related to prior periods of about 4 percentage points, partially offset by the unfavorable impact of the expiration of the Federal R&D Tax Credit.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effective income tax rate from continuing operations for the nine months ended June 30, 2012 was comparable to the same period of the prior year as the unfavorable impact of the expired Federal R&D Tax Credit was mostly offset by the current year benefits from the remeasurement of uncertain tax positions and the favorable impact of the Internal Revenue Service (IRS) completing its examination of the taxable years ending September 30, 2008 and 2009.

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

The Company's income tax liability was $0 million as of June 30, 2012 and $29 million as of September 30, 2011 and was recorded within Other current liabilities in the Condensed Consolidated Statement of Financial Position. The Company had net income tax payments of $142 million and $83 million during the nine months ended June 30, 2012 and 2011, respectively.

The Company had gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $41 million and $100 million as of June 30, 2012 and September 30, 2011, respectively. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $24 million and $57 million as of June 30, 2012 and September 30, 2011, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months, a reduction in unrecognized tax benefits may occur of approximately $0 million to $1 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was approximately $2 million and $6 million as of June 30, 2012 and September 30, 2011. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations was $(2) million and $1 million for the nine months ended June 30, 2012 and 2011.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and September 30, 2011 are as follows:

		June 30, 2012	September 30, 2011
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$42	$37
Interest rate swap assets	Level 2	30	29
Foreign currency forward exchange contract assets	Level 2	8	8
Foreign currency forward exchange contract liabilities	Level 2	(7)	(7)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during the nine months ended June 30, 2012 or 2011.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	Asset (Liability)
	June 30, 2012		September 30, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$265	$265	$530	$530
Short-term debt	(201)	(201)	—	—
Long-term debt	(748)	(825)	(499)	(565)

The fair value of cash and cash equivalents and short-term debt approximate their carrying value due to the short-term nature of the instruments and these items are within Level 1 of the fair value hierarchy. Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities and degree of risk. The carrying amount and fair value of long-term debt excludes the interest rate swaps fair value adjustment. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

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

The Company has designated the 2019 and 2013 Swaps (the Swaps) as fair value hedges. At June 30, 2012 and September 30, 2011, interest rate swaps were recorded within Other Assets at a fair value of $30 million and $29 million, respectively, offset by a fair value adjustment to Long-term Debt (Note 10) of $30 million and $29 million, respectively. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of June 30, 2012 and September 30, 2011, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $408 million and $502 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of June 30, 2012 and September 30, 2011 are as follows:

		Asset Derivatives
(in millions)	Classification	June 30, 2012	September 30, 2011
Foreign currency forward exchange contracts	Other current assets	$8	$8
Interest rate swaps	Other assets	30	29
Total		$38	$37

		Liability Derivatives
(in millions)	Classification	June 30, 2012	September 30, 2011
Foreign currency forward exchange contracts	Other current liabilities	$7	$7

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of June 30, 2012 and September 30, 2011, $0 million and $1 million, respectively, of foreign currency forward exchange contracts, classified within Other current assets, were not designated as hedging instruments.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2012 and 2011 is as follows:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended		Nine Months Ended
		June 30		June 30
(in millions)	Location of Gain (Loss)	2012	2011	2012	2011
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$(2)	$2	$(3)	$3
Interest rate swaps	Interest expense	3	3	7	7

Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$2	$1	$2	$4
Amount of gain reclassified from AOCL into income	Cost of sales	—	2	—	1

Derivatives not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	1	—	1	—

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three and nine months ended June 30, 2012. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and nine months ended June 30, 2012.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of June 30, 2012. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $1 million of net losses into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at June 30, 2012 was 97 months.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Nine Months Ended
	June 30
(in millions)	2012	2011
Balance at beginning of year	$148	$183
Warranty costs incurred	(35)	(38)
Product warranty accrual	32	26
Changes in estimates for prior years	(20)	(18)
Foreign currency translation adjustments	—	2
Balance at June 30	$125	$155

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of June 30, 2012, the outstanding loan balance was approximately $5 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of June 30, 2012, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at June 30, 2012 were $58 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of June 30, 2012, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of June 30, 2012, which represents management’s best estimate of the probable future cost for this site.

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

20.	Legal Matters and Other Uncertainties

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

The Company depends to a large degree on U.S. Government spending, as a significant portion of the Company's sales are derived from U.S. Government contracts, both directly and indirectly through subcontracts. The Budget Control Act of 2011 (BCA) imposes spending caps and certain reductions in security spending of approximately $490 billion over a ten-year period through 2021. Absent additional Congressional action, further budget cuts (or sequestration) as outlined in the BCA will be implemented on January 3, 2013. Future reductions in U.S. Government security spending could have a significant adverse impact on the financial results of the Company's Government Systems operating segment.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

21.	Restructuring and Asset Impairment Charges

In September 2011, the Company recorded restructuring charges totaling $27 million. This amount was primarily comprised of non-cash asset impairment charges of $11 million, employee severance of $7 million, and $9 million of other costs, primarily attributable to a lease termination. The charges related to decisions to implement certain business realignment and facility rationalization actions in response to the global economic factors that have negatively impacted the Company's Government Systems segment. During the nine months ended June 30, 2012, the Company made cash severance payments of $6 million and contract and lease termination payments of $6 million. As of June 30, 2012, $4 million of employee severance and lease termination costs related to these actions remain to be paid in future periods.

In June 2012, the Company recorded an additional restructuring charge totaling $6 million. This amount was comprised of employee severance costs and as of June 30, 2012, $4 million related to this action remains to be paid in future periods.

22.	Business Segment Information

The sales and results of continuing operations of the Company’s operating segments are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2012	2011	2012	2011
Sales:
Government Systems	$679	$668	$1,890	$2,034
Commercial Systems	526	522	1,570	1,476
Total sales	$1,205	$1,190	$3,460	$3,510

Segment operating earnings:
Government Systems	$148	$141	$393	$422
Commercial Systems	105	107	318	280
Total segment operating earnings	253	248	711	702

Interest expense	(7)	(5)	(20)	(14)
Stock-based compensation	(6)	(6)	(19)	(18)
General corporate, net	(10)	(10)	(35)	(34)
Income from continuing operations before income taxes	230	227	637	636
Income tax expense	(64)	(70)	(180)	(179)
Income from continuing operations	$166	$157	$457	$457

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

As discussed in Note 4, the Rollmet product line, formerly included within the Commercial Systems segment, has been accounted for as a discontinued operation.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes sales by product category for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2012	2011	2012	2011
Government Systems product categories:
Avionics	$393	$353	$1,082	$1,020
Communication products	178	164	476	510
Surface solutions	50	82	168	280
Navigation products	58	69	164	224
Government Systems sales	679	668	1,890	2,034

Commercial Systems product categories:
Air transport aviation electronics	282	263	838	776
Business and regional aviation electronics	244	259	732	700
Commercial Systems sales	526	522	1,570	1,476
Total sales	$1,205	$1,190	$3,460	$3,510

Product category sales for Government Systems are delineated based upon differences in the underlying product technologies and markets served. Government Systems sales for the three and nine months ended June 30, 2011 have been reclassified to conform to the current year presentation.

The air transport and business and regional aviation electronics product categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three and nine months ended June 30, 2012, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $23 million and $72 million, respectively, compared to $28 million and $84 million for the three and nine months ended June 30, 2011.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND OUTLOOK

Business Overview
We have a diversified and balanced business, serving both commercial and government markets. The diversification and balance of our Company was an important attribute that helped support our performance during the first nine months of fiscal year 2012. While our Government Systems business experienced a 7 percent reduction in sales over the first nine months of the fiscal year, our Commercial Systems business achieved a 6 percent increase in sales and a 130 basis point increase in segment operating margins. Total segment operating margins improved to 20.5 percent of sales for the nine months ended June 30, 2012, up from 20.0 percent of sales for the nine months ended June 30, 2011, an improvement of 50 basis points on lower sales. Additionally, we exercised the flexibility of our balance sheet during the first nine months of our fiscal year and issued $250 million of 3.10 percent fixed rate unsecured debt. We used the proceeds from this debt, supplemented by available cash on hand, to repurchase approximately 13 million shares of common stock during the first nine months of 2012, reducing our outstanding share count by 7 percent. In addition, our Board of Directors recently approved a 25 percent increase to our quarterly cash dividend paid on common stock to $0.30 per share, effective with the dividend we paid in June of 2012.

The following table is an updated summary of our fiscal year 2012 financial guidance:

•	total sales	about $4.80 billion (from about $4.85 billion)
•	diluted earnings per share from continuing operations	$4.40 to $4.50 (from $4.40 to $4.60)
•	cash provided by operating activities	about $600 million (from $625 million to $725 million)
•	capital expenditures	about $150 million
•	company and customer-funded R&D expenditures	about $850 million (from about $900 million), or about 18 percent of sales
Defense Environment
In August 2011, Congress enacted the Budget Control Act of 2011 (BCA) which imposes spending caps and certain reductions in security spending of approximately $490 billion over a ten-year period through 2021. Absent additional Congressional action, further budget cuts (or sequestration) as outlined in the BCA will be implemented on January 3, 2013. While the impact of sequestration is yet to be fully determined, additional reductions to defense spending of approximately $500 billion over the next decade could occur, resulting in aggregate reductions of about $1 trillion over 10 years.

If the sequestration process is implemented in January 2013 as currently mandated, there could be a significant adverse impact to our company and to the defense industry in general. Approximately 43 percent of our fiscal year 2011 sales were to various branches of the U.S. Government, both directly and indirectly through subcontracts. While Congressional leadership appears to be considering a variety of options to avoid sequestration, it remains uncertain as to whether the government will succeed in doing so.

Further, in years when the U.S. Government does not complete its budget process before the end of its fiscal year (September 30), government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. During periods covered by continuing resolutions (or until the regular appropriation bills are passed), we may experience delays in procurement of products and services which can adversely impact our results of operations and result in variability in the timing of revenue between periods.

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three and nine months ended June 30, 2012 and 2011 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, the Rollmet product line, formerly included within the Commercial Systems segment, has been accounted for as a discontinued operation for all periods presented. Unless otherwise noted, disclosures pertain to our continuing operations.

Three Months Ended June 30, 2012 and 2011

Sales

	Three Months Ended
	June 30
(dollars in millions)	2012	2011
Total sales	$1,205	$1,190
Percent (decrease)	1%

Total sales for the three months ended June 30, 2012 increased $15 million compared to the three months ended June 30, 2011 due to an $11 million increase in Government Systems sales and a $4 million increase in Commercial Systems sales. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales.

Cost of Sales

	Three Months Ended
	June 30
(dollars in millions)	2012	2011
Total cost of sales	$846	$833
Percent of total sales	70.2%	70.0%

Cost of sales consists of costs incurred to design and manufacture our products and includes research and development (R&D), raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Total cost of sales for the three months ended June 30, 2012 increased $13 million, or 2 percent, from the same period of 2011, primarily due to the following:

•	a $20 million increase resulted from unfavorable product mix on the higher sales volumes, as explained in the Government Systems and Commercial Systems Financial Results sections below

•
a $13 million increase was attributable to the combined impact of higher employee severance costs and higher warranty expense. The increase in warranty cost was primarily due to the absence of a favorable adjustment that was recorded in the prior year to reduce certain warranty reserves within Government Systems

•	a $12 million increase due principally to higher employee medical and retirement benefits expense

•	partially offset by a $21 million decrease to costs resulting from lower employee incentive pay and an additional $11 million reduction due to lower company funded R&D expense that is discussed below

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended
	June 30
(dollars in millions)	2012	2011
Customer-funded:
Government Systems	$102	$110
Commercial Systems	20	27
Total customer-funded	122	137

Company-funded:
Government Systems	20	33
Commercial Systems	59	57
Total company-funded	79	90
Total research and development expense	$201	$227
Percent of total sales	16.7%	19.1%

Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion-method of accounting. As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, customer-funded R&D expense also includes amortization of pre-production engineering costs. This amortization totaled $6 million and $5 million for the three months ended June 30, 2012 and 2011, respectively. Company-funded R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering-related product materials and equipment and subcontracting costs.

Total R&D expense for the three months ended June 30, 2012 decreased $26 million from the same period last year. $15 million of the decrease was due to a reduction in customer-funded R&D expense, largely driven by declining spending by the U.S. government on various development programs within Government Systems and the completion of certain effort on various business jet programs within Commercial Systems. The $11 million decrease in company-funded R&D expense was primarily within Government Systems and due to a reduction in the development of networked communication products and savings realized from our previously announced decision to cease further discretionary investments in the iForce public safety product line.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30
(dollars in millions)	2012	2011
Selling, general and administrative expenses	$132	$131
Percent of total sales	11.0%	11.0%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing, research or development activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the three months ended June 30, 2012 were comparable to the amount reported in the same period last year. SG&A expense for the three months ended June 30, 2012 includes a $5 million bad debt charge attributable to the bankruptcy filing of Hawker Beechcraft, Inc., as discussed in Note 5 of the Condensed Consolidated Financial Statements. This item was mostly offset by lower employee incentive compensation costs and reduced SG&A expense within Government Systems as a result of savings realized from various restructuring actions.

Net Income and Diluted Earnings Per Share

	Three Months Ended
	June 30
(dollars in millions, except per share amounts)	2012	2011
Income from continuing operations	$166	$157
Percent of sales	13.8%	13.2%

Income from discontinued operations, net of taxes	—	1
Net income	$166	$158

Diluted earnings per share from continuing operations	$1.14	$1.01
Diluted earnings per share from discontinued operations	—	—
Diluted earnings per share	$1.14	$1.01

Income from continuing operations for the three months ended June 30, 2012 increased 6 percent, or $9 million to $166 million from $157 million of income from continuing operations for the three months ended June 30, 2011. Diluted earnings per share from continuing operations increased 13 percent to $1.14 for the three months ended June 30, 2012 compared to $1.01 for the three months ended June 30, 2011. The rate of increase in diluted earnings per share from continuing operations was greater than the percentage rate increase in income from continuing operations because of the favorable impact of our share repurchase program.

As discussed in the Commercial Systems and Government Systems Financial Results sections, the higher operating earnings within Government Systems were partially offset by lower operating earnings within Commercial Systems, which were adversely impacted by the recent bankruptcy and production delays at Hawker Beechcraft, Inc. The remaining increase in income from continuing operations and earnings per share was attributable to lower income tax expense, as explained in the Income Tax section below.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended
	June 30
(dollars in millions)	2012	2011
Avionics	$393	$353
Communication products	178	164
Surface solutions	50	82
Navigation products	58	69
Total	$679	$668
Percent (decrease)	2%

Avionics sales increased $40 million, or 11 percent, for the three months ended June 30, 2012 compared to the same period in the prior year, primarily due to the following:

•	$25 million increase resulting from the combined impact of development effort on the KC-46A, KC-10, and KC-390 tanker programs

•	$19 million increase in sales on the Saudi F-15 fighter program

Communication products sales increased $14 million, or 9 percent, for the three months ended June 30, 2012 compared to the same period in the prior year, primarily due to the impact of higher sales of networked communication and data links products.

Surface solutions sales decreased $32 million, or 39 percent, for the three months ended June 30, 2012 compared to the same period in the prior year, primarily due to the following:

•	$9 million reduction attributable to the combined impact of two programs that were terminated for convenience by the U.S. Government during 2011

•	$7 million decrease in Joint Precision Approach and Landing System program revenues as it transitions from development into production

•
$16 million decrease due to the combined impact of various items, none of which were individually significant, including: lower sales of soldier optronics products; fewer deliveries of iForce public safety vehicle systems, in accordance with our previously announced decision to discontinue further investment in this product line; and a decline in Firestorm targeting system revenues driven by delays in the timing of customer orders

Navigation products sales decreased $11 million, or 16 percent, for the three months ended June 30, 2012 compared to the same period in the prior year, largely driven by a reduction in deliveries of our Defense Advanced GPS Receiver products as troop deployments wind down in Afghanistan and Iraq.

Government Systems Segment Operating Earnings

	Three Months Ended
	June 30
(dollars in millions)	2012	2011
Segment operating earnings	$148	$141
Percent of sales	21.8%	21.1%
Government Systems operating earnings were $148 million, or 21.8 percent of sales, for the three months ended June 30, 2012, compared to operating earnings of $141 million, or 21.1 percent of sales, for the same period one year ago. The $7 million increase in Government Systems operating earnings was primarily due to the following:

•	a $13 million benefit to operating earnings resulting from the reduction in company-funded R&D expense discussed in the Cost of Sales section above

•	partially offset by the absence of a $6 million favorable adjustment recorded in the prior year to reduce warranty reserves

•
a $13 million benefit to operating earnings from lower employee incentive compensation costs and a $6 million benefit to sales and earnings from a favorable program adjustment were offset by higher employee benefit costs, increased warranty expense, and an unfavorable product mix, as discussed in the Cost of Sales section above

The increase in Government Systems operating earnings as a percent of sales during the three months ended June 30, 2012 compared to the same period last year was primarily due to the lower company-funded R&D expense, partially offset by the impact of higher warranty expense.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Three Months Ended
	June 30
(dollars in millions)	2012	2011
Air transport aviation electronics:
Original equipment	$150	$126
Aftermarket	109	109
Wide-body in-flight entertainment products and services	23	28
Total air transport aviation electronics	282	263
Business and regional aviation electronics:
Original equipment	145	159
Aftermarket	99	100
Total business and regional aviation electronics	244	259
Total	$526	$522
Percent increase	1%

Total air transport aviation electronics sales increased $19 million, or 7 percent, for the three months ended June 30, 2012 compared to the same period in the prior year due to the following:

•
original equipment manufacturer (OEM) revenues increased $24 million, or 19 percent. This increase is net of a $6 million reduction to sales attributable to the absence of favorable adjustments that occurred in the prior year for customer incentive reserves. The overall net increase was primarily due to higher sales to Boeing and Airbus resulting from higher aircraft production rates for the Boeing 787 and 737 platforms and Airbus A320 platform

•	Wide-body in-flight entertainment products and services decreased $5 million

Business and regional aviation electronics sales decreased $15 million, or 6 percent, for the three months ended June 30, 2012 compared to the same period in the prior year due to the following:

•
OEM sales decreased $14 million, or 9 percent, due to the combined impact of lower sales to business jet manufacturer Hawker Beechcraft, Inc., as they temporarily shut down production in connection with their recent Chapter 11 bankruptcy filing, and lower sales to Bombardier, as a large number of deliveries occurred in the prior year when the Global aircraft entered into initial production

•	aftermarket sales decreased $1 million, or 1 percent, as service and support revenue decreased slightly

Commercial Systems Segment Operating Earnings

	Three Months Ended
	June 30
(dollars in millions)	2012	2011
Segment operating earnings	$105	$107
Percent of sales	20.0%	20.5%

Commercial Systems operating earnings decreased $2 million, or 2 percent, to $105 million, or 20.0 percent of sales, for the three months ended June 30, 2012 compared to operating earnings of $107 million, or 20.5 percent of sales, for the three months ended June 30, 2011. The $2 million decrease in Commercial Systems operating earnings was primarily due to the following:

•
a $5 million increase in SG&A expense, principally due to the bad debt charge recorded in the current quarter and related to Hawker Beechcraft, as discussed in Note 5 of the Condensed Consolidated Financial Statements

•
a $10 million benefit to operating earnings from lower employee incentive compensation was mostly offset by an increase in employee medical and retirement costs, as explained in the Cost of Sales section above, and a $6 million reduction to operating earnings resulting from the absence of a favorable adjustment recorded in the prior year to reduce certain customer incentive reserves

The reduction in Commercial Systems operating earnings as a percent of sales during the three months ended June 30, 2012 compared to the same period in the prior year was primarily due to the Hawker Beechcraft bad debt charge.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net. These costs are included within SG&A expense and Other Income, net on the Condensed Consolidated Statement of Operations. General Corporate, net is summarized as follows:

	Three Months Ended
	June 30
(dollars in millions)	2012	2011
General corporate, net	$10	$10

General corporate net for the three months ended June 30, 2012 includes a $6 million restructuring charge related to employee severance costs for reductions in workforce, primarily within our Government Systems business. This amount was mostly offset by a $5 million gain related to the sale of a facility in Irvine, California.

Nine Months Ended June 30, 2012 and 2011

Sales

	Nine Months Ended
	June 30
(dollars in millions)	2012	2011
Total sales	$3,460	$3,510
Percent (decrease)	(1)%

Total sales for the nine months ended June 30, 2012 decreased $50 million compared to the nine months ended June 30, 2011 due to a $144 million reduction in Government Systems sales that was partially offset by a $94 million increase in Commercial Systems sales. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales.

Cost of Sales

	Nine Months Ended
	June 30
(dollars in millions)	2012	2011
Total cost of sales	$2,430	$2,488
Percent of total sales	70.2%	70.9%

Cost of sales consists of costs incurred to design and manufacture our products and includes research and development (R&D), raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Total cost of sales for the nine months ended June 30, 2012 decreased $58 million, or 2 percent, from the same period of 2011, primarily due to the following:

•	a $38 million decrease in cost of sales resulting from the lower sales volume, as discussed in the Government Systems and Commercial Systems Financial Results sections below

•	a $36 million reduction from lower employee incentive compensation costs

•	a $16 million reduction in company funded R&D expense, as explained below

•	partially offset by a $32 million increase to other costs, including higher employee medical and retirement benefit expenses and an increase in employee severance and warranty costs

The decrease in cost of sales as a percent of sales during the nine months ended June 30, 2012 as compared to the same period of 2011 was primarily due to a favorable change in sales mix resulting from lower Government Systems sales and higher Commercial Systems revenues and the reduction in company-funded R&D expense discussed below.

R&D expense is included as a component of cost of sales and is summarized as follows:

	Nine Months Ended
	June 30
(dollars in millions)	2012	2011
Customer-funded:
Government Systems	$322	$336
Commercial Systems	61	70
Total customer-funded	383	406

Company-funded:
Government Systems	63	82
Commercial Systems	178	175
Total company-funded	241	257
Total research and development expense	$624	$663
Percent of total sales	18.0%	18.9%

Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion-method of accounting. As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, customer-funded R&D expense also includes amortization of pre-production engineering costs. This amortization totaled $13 million and $10 million for the nine months ended June 30, 2012 and 2011, respectively. Company-funded R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering-related product materials and equipment and subcontracting costs.

Total R&D expense for the nine months ended June 30, 2012 decreased $39 million from the same period last year. Total customer-funded R&D expense declined $23 million, driven by a $14 million reduction within Government Systems associated with declining spending by the U.S. government on various development programs and a $9 million reduction within Commercial Systems resulting from decreased effort on various business jet platforms. Total company-funded R&D expense declined $16 million driven by a $19 million reduction within Government Systems attributed to reduced spending on the development of networked communication products and savings realized from our previously announced decision to cease further discretionary investments in the iForce public safety product line, partially offset by a $3 million increase within Commercial Systems.

Selling, General and Administrative Expenses

	Nine Months Ended
	June 30
(dollars in millions)	2012	2011
Selling, general and administrative expenses	$393	$391
Percent of total sales	11.4%	11.1%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing, research or development activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the nine months ended June 30, 2012 were comparable to the amount reported in the same period last year. A $10 million increase in SG&A expense within Commercial Systems was primarily driven by the combined impact of higher bid and proposal activities and bad debt expense recorded in the current year for the bankruptcy filing of Hawker Beechcraft, Inc., as detailed in Note 5 of the Condensed Consolidated Financial Statements. The higher Commercial Systems SG&A expense was mostly offset by lower employee incentive compensation costs and reduced SG&A expense within Government Systems, primarily attributable to savings realized from various restructuring actions.

Net Income and Diluted Earnings Per Share

	Nine Months Ended
	June 30
(dollars in millions, except per share amounts)	2012	2011
Income from continuing operations	$457	$457
Percent of sales	13.2%	13.0%

Income from discontinued operations, net of taxes	—	2
Net income	$457	$459

Diluted earnings per share from continuing operations	$3.09	$2.92
Diluted earnings per share from discontinued operations	—	0.01
Diluted earnings per share	$3.09	$2.93

Income from continuing operations for the nine months ended June 30, 2012 was $457 million, which was unchanged from the $457 million reported for the nine months ended June 30, 2011. Diluted earnings per share from continuing operations increased 6 percent to $3.09 for the nine months ended June 30, 2012 compared to $2.92 for the nine months ended June 30, 2011. Diluted earnings per share benefited from the favorable impact of our share repurchase program.

As discussed in the Commercial Systems and Government Systems Financial Results sections, the higher operating earnings within Commercial Systems were mostly offset by lower operating earnings within Government Systems and higher interest expense resulting from the incremental long-term debt we issued in November of 2011.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Nine Months Ended
	June 30
(dollars in millions)	2012	2011
Avionics	$1,082	$1,020
Communication products	476	510
Surface solutions	168	280
Navigation products	164	224
Total	$1,890	$2,034
Percent (decrease)	(7)%

Avionics sales increased $62 million, or 6 percent, for the nine months ended June 30, 2012 compared to the same period in the prior year, primarily due to the following:

•	$68 million increase resulting from the combined impact of development effort on the KC-46A, KC-10, and KC-390 tanker programs

•	$43 million increase in sales on the Saudi F-15 fighter program

•
partially offset by other reductions to revenue of $49 million, primarily attributable to decreased sales for the KC-135 Global Air Traffic Management program and lower deliveries on C-17 transport aircraft

Communication products sales decreased $34 million, or 7 percent, for the nine months ended June 30, 2012 compared to the same period in the prior year, primarily due to the following:

•
$30 million reduction in sales resulting from the combined impact of the completion of a program to provide transportable cellular capabilities in Afghanistan and fewer deliveries of satellite communication terminals

•	$14 million of lower Joint Tactical Radio System program revenue for the Ground Mobile Radio variant

•	partially offset by $8 million of higher sales from data links products

Surface solutions sales decreased $112 million, or 40 percent, for the nine months ended June 30, 2012 compared to the same period in the prior year, primarily due to the following:

•	$50 million reduction attributable to the combined impact of two programs that were terminated for convenience by the U.S. Government during 2011

•
$31 million decrease resulting from the combined impact of fewer deliveries of iForce public safety vehicle systems and a reduction in Joint Precision Approach and Landing System program revenues as it transitions from development into production

•	the remaining decrease of $31 million was due to a variety of items, including fewer deliveries of soldier optronics products and a decline in military test range and training services

Navigation products sales decreased $60 million, or 27 percent, for the nine months ended June 30, 2012 compared to the same period in the prior year, primarily due to a $65 million reduction in revenue from fewer deliveries of our Defense Advanced GPS Receiver products as troop deployments wind down in Afghanistan and Iraq.

Government Systems Segment Operating Earnings

	Nine Months Ended
	June 30
(dollars in millions)	2012	2011
Segment operating earnings	$393	$422
Percent of sales	20.8%	20.7%

Government Systems operating earnings were $393 million, or 20.8 percent of sales, for the nine months ended June 30, 2012, compared to operating earnings of $422 million, or 20.7 percent of sales, for the same period one year ago. The $29 million reduction in Government Systems operating earnings was primarily due to the following:

•
the $144 million reduction in sales discussed in the Government Systems sales section above resulted in an $84 million decrease to costs and a reduction to earnings of $60 million. The gross margin of 42 percent reflects the absence of higher margin hardware sales for Navigation products that occurred last year

•
partially offset by a $41 million benefit to operating earnings resulting from the combined impact of lower company-funded R&D expense and lower employee incentive compensation costs, as explained in the Cost of Sales section above

•	the remaining variance was primarily attributable to higher employee medical and retirement benefit costs, as explained in the Cost of Sales section above

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Nine Months Ended
	June 30
(dollars in millions)	2012	2011
Air transport aviation electronics:
Original equipment	$415	$373
Aftermarket	351	319
Wide-body in-flight entertainment products and services	72	84
Total air transport aviation electronics	838	776
Business and regional aviation electronics:
Original equipment	434	415
Aftermarket	298	285
Total business and regional aviation electronics	732	700
Total	$1,570	$1,476
Percent increase	6%

Total air transport aviation electronics sales increased $62 million, or 8 percent, for the nine months ended June 30, 2012 compared to the same period in the prior year due to the following:

•
original equipment manufacturer (OEM) revenues increased $42 million, or 11 percent, primarily due to higher sales to Boeing and Airbus resulting from higher aircraft production rates across various platforms. This increase is net of a $15 million reduction to sales attributable to the absence of favorable adjustments that occurred in the prior year to reduce certain customer incentive reserves

•	aftermarket sales increased $32 million, or 10 percent, primarily related to higher spare parts sales for new Boeing 787 and 747-8 aircraft

•	Wide-body in-flight entertainment products and services decreased $12 million

Business and regional aviation electronics sales increased $32 million, or 5 percent, for the nine months ended June 30, 2012 compared to the same period in the prior year due to the following:

•
OEM sales increased $19 million, or 5 percent, primarily related to a $41 million increase in sales of avionics to Bombardier and Cessna as production rates increased for Bombardier's Global and Challenger business jets and Cessna's Citation business jet models. This was partially offset by a $22 million reduction in sales resulting from the combined impact of lower deliveries to Hawker Beechcraft and a decrease in sales to regional jet manufacturers that was primarily attributable to reduced production rates for regional jet aircraft

•	aftermarket sales increased $13 million, or 5 percent, primarily due to higher sales of spare parts for Chinese regional jet aircraft and an increase in service and support revenue

Commercial Systems Segment Operating Earnings

	Nine Months Ended
	June 30
(dollars in millions)	2012	2011
Segment operating earnings	$318	$280
Percent of sales	20.3%	19.0%

Commercial Systems operating earnings increased $38 million, or 14 percent, to $318 million, or 20.3 percent of sales, for the nine months ended June 30, 2012 compared to operating earnings of $280 million, or 19.0 percent of sales, for the nine months ended June 30, 2011. The $38 million increase in Commercial Systems operating earnings was primarily due to the following:

•
incremental earnings from the higher sales volume totaled $63 million, at a gross margin of 67 percent. Excluding the sales impact of the prior year customer incentive adjustment explained below, the gross margin was 58 percent, which is more consistent with the gross margins typically reported for this business

•	a $14 million benefit attributable to lower employee incentive compensation costs

•
partially offset by a $15 million reduction to operating earnings due to the absence of a favorable adjustment recorded in the prior year to reduce certain customer incentive reserves. This prior year adjustment was recorded within sales

•
the remaining variance of $24 million was primarily due to the combined impact of the $5 million bad debt charge described in Note 5 of the Condensed Consolidated Financial Statements, higher bid and proposal costs discussed in the SG&A section above, and increases in warranty, company-funded R&D, employee medical, and retirement benefit costs as explained in the Cost of Sales section above

The increase in Commercial Systems operating earnings as a percent of sales during the nine months ended June 30, 2012 compared to the same period in the prior year was primarily due to incremental earnings from the higher sales, partially offset by the absence of the favorable reserve adjustment recorded in the prior year.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net. These costs are included within SG&A expense and Other Income, net on the Condensed Consolidated Statement of Operations. General Corporate, net is summarized as follows:

	Nine Months Ended
	June 30
(dollars in millions)	2012	2011
General corporate, net	$35	$34

General corporate net for the nine months ended June 30, 2012 includes a $6 million restructuring charge related to employee severance costs for reductions in workforce, primarily within our Government Systems business. This amount was mostly offset by a $5 million gain related to the sale of a facility in Irvine, California.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(dollars in millions)	2012	2011	2012	2011
Pension benefits	$(4)	$(5)	$(10)	$(13)
Other retirement benefits	5	3	14	8
Net benefit expense (income)	$1	$(2)	$4	$(5)

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

During the nine months ended June 30, 2012, we made $110 million of contributions to our U.S. qualified pension plan, of which $47 million related to calendar year 2011 statutory funding requirements and $63 million related to calendar year 2012 statutory funding requirements. In July 2012, subsequent to the our third quarter, we made a $3 million contribution to our U.S. qualified plan related to calendar year 2012 statutory funding requirements. The combined value of these contributions satisfies the minimum statutory funding requirement for full fiscal year 2012. Contributions to our non-U.S. plans and U.S. non-qualified plan are anticipated to total $13 million in 2012. For the six months ended June 30, 2012 and 2011, we made contributions to our non-U.S. plans and U.S. non-qualified pension plan of $10 million and $10 million, respectively.

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

The effective income tax rate from continuing operations for the three months ended June 30, 2012 was lower than the same period of the prior year due to a benefit from the remeasurement of uncertain tax positions related to prior periods of about 4 percentage points, partially offset by the unfavorable impact of the expiration of the Federal R&D Tax Credit.
The effective income tax rate from continuing operations for the nine months ended June 30, 2012 was comparable to the same period of the prior year as the unfavorable impact of the expired Federal R&D Tax Credit was mostly offset by the current year benefits from the remeasurement of uncertain tax positions and the favorable impact of the IRS completing its examination of the taxable years September 30, 2008 and 2009.
For fiscal year 2012, our effective income tax rate is projected to be about 29 percent and assumes that the Federal R&D Tax Credit is not extended beyond December 31, 2011.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Our ability to generate cash flow from operating activities coupled with our expected ability to access the credit markets enables us to execute our growth strategies and return value to our shareowners. The timing of our cash inflows is historically heavily weighted towards the second half of our fiscal year, particularly to our fourth quarter. We expect this trend to continue in the future.

Operating Activities

	Nine Months Ended
	June 30
(in millions)	2012	2011
Cash provided by operating activities	$192	$246

The $54 million decrease in cash provided by operating activities during the nine months ended June 30, 2012 compared to the same period last year was primarily due to the following:

•
payments for employee incentive pay increased $62 million during the nine months ended June 30, 2012 as compared to the same period last year. Incentive pay is expensed in the year it is incurred and paid in the first fiscal quarter of the following year. During the first nine months of fiscal year 2012, $133 million was paid for employee incentive pay costs incurred during 2011. During the first nine months of fiscal year 2011, $71 million was paid for employee incentive pay costs incurred during 2010

•
payments for income taxes increased $59 million to $142 million in the first nine months of 2012 compared to $83 million in the first nine months of 2011, primarily due to differences in the timing of cash tax payments resulting from the retroactive extension of the Federal R&D tax credit that benefited the prior year and the expiration of the Federal R&D tax credit that increased cash payments in the current year

•	pension plan contributions increased $10 million to $120 million during the first nine months of 2012 compared to $110 million during the same period last year

•
the above items were partially offset by lower payments for inventory and other operating costs of $69 million to $2,850 million in the first nine months of 2012 compared to $2,919 million in the first nine months of 2011. The decrease was primarily due to lower costs associated with lower sales volume in 2012 as discussed in the Results of Operations section above

•
in addition, cash receipts from customers increased $13 million to $3,448 million in the first nine months of 2012 compared to $3,435 million in the first nine months of 2011, primarily due to higher customer advances in our Government Systems business

Investing Activities

	Nine Months Ended
	June 30
(in millions)	2012	2011
Cash used for investing activities	$(91)	$(103)

The $12 million decrease in cash used for investing activities during the nine months ended June 30, 2012 compared to the same period last year was primarily due to the following:

•	proceeds from the disposition of property were $17 million, including $13 million from the sale of the Irvine, CA facility during the nine months ended June 30, 2012

•	during the nine months ended June 30, 2011, we paid $17 million for the acquisitions of Blue Ridge Simulation and CTA

•	offset by the absence of proceeds of $18 million received from the sale of short-term investments at a non-U.S. subsidiary

Financing Activities

	Nine Months Ended
	June 30
(in millions)	2012	2011
Cash used for financing activities	$(352)	$(317)

The $35 million increase in cash used for financing activities during the nine months ended June 30, 2012 compared to the same period last year was primarily due to the following:

•	cash repurchases of common stock increased $433 million to $710 million for the nine months ended June 30, 2012 compared to $277 million for the nine months ended June 30, 2011

•	offset by:

•net proceeds of $247 million from the issuance of long-term debt in November of 2011

•
higher net proceeds from short-term commercial paper borrowings of $131 million. For the first nine months of 2012, net proceeds from short-term commercial paper borrowings were $201 million, compared to net proceeds from short-term commercial paper borrowings of $70 million during the first nine months of 2011

•	the absence of a $24 million repayment of other short-term debt at a non-U.S. subsidiary that occurred during the nine months ended June 30, 2011

Financial Condition and Liquidity

We have historically maintained a capital structure characterized by conservative levels of debt outstanding that enables us sufficient access to credit markets. When combined with our ability to generate cash flow from our operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners.

A comparison of key elements of our financial condition as of June 30, 2012 and September 30, 2011 are as follows:

(dollars in millions)	June 30, 2012	September 30, 2011
Cash and cash equivalents	$265	$530
Short-term debt	(201)	—
Long-term debt, net	(778)	(528)
Net debt (1)	$(714)	$2
Total equity (2)	$1,278	$1,528
Debt to total capitalization (3)	43%	26%
Net debt to total capitalization (4)	36%	—%

(1)	Calculated as total of short-term and long-term debt, net (Total debt), less cash and cash equivalents and short-term investments

(2)
Total equity decreased $250 million from September 30, 2011 to June 30, 2012. This reduction was primarily attributable to 13 million shares of common stock repurchased during the first nine months of the fiscal year at a cost of $702 million, partially offset by an increase resulting from net income of $457 million

(3)	Calculated as Total debt divided by the sum of Total debt plus Total equity

(4)	Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. As of June 30, 2012, approximately 91 percent of our cash and cash equivalents resides at non-U.S. locations and may not be readily accessible for use in the U.S. due to potential adverse income tax implications and other statutory limitations. Due to the fluctuations of cash flows, we supplement our internally generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At June 30, 2012, short-term commercial paper borrowings outstanding were $201 million with a weighted-average interest rate and maturity period of 0.17 percent and P7D days, respectively. These commercial paper borrowings were incurred to fund a portion of the Company's share repurchase program. The maximum amount of short-term borrowings outstanding during the nine months ended June 30, 2012 was $330 million. At September 30, 2011, there were no outstanding short-term commercial paper borrowings.

In the event our access to the commercial paper markets is impaired, we have access to an $850 million Revolving Credit Facility through a network of banks that matures in 2016, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at June 30, 2012 based on this financial covenant was 26 percent. We had no borrowings at June 30, 2012 under our Revolving Credit Facility.

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

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing in terms of interest rates. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of June 30, 2012:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Stable
Moody’s Investors Service	P-1	A1	Negative
Standard & Poor’s	A-1	A	Stable

We were in compliance with all debt covenants at June 30, 2012 and September 30, 2011.

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

One of the Company's Critical Accounting Policies relates to accounting for long-term contracts, as about 20 percent of our sales are accounted for under the percentage-of-completion method of accounting. Under this method of accounting, changes in estimated revenues, cost of sales and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percent complete. During the three months ended June 30, 2012, the Company recorded a favorable cumulative catch-up adjustment as discussed in the Government Systems Financial Results section above. No other individually significant adjustments were recorded, nor was the overall impact of cumulative catch up adjustments material, during the three and nine months ended June 30, 2012 and 2011.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; the rate of recovery of the commercial OEM production rates and the aftermarket; the impacts of natural disasters, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or other sensitive information, corruption of data or operational disruption; delays related to the award of domestic and international contracts; the impact of sequestration and other provisions of the Budget Control Act of 2011 that are set to be implemented in January of 2013; the continued support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of terrorist events on the commercial aerospace industry; declining defense budgets resulting from budget deficits in the U.S. and abroad; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; timing of international contract awards; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity and quality improvements and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of lawsuits, claims and legal proceedings, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At June 30, 2012, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $200 million and a fair value of $212 million. In November 2003 we converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less .075 percent by executing “receive fixed, pay variable” interest rate swap contracts. At June 30, 2012, we also had $300 million of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $299 million and a fair value of $353 million. In January 2010 we converted $150 million of this fixed rate debt to floating rate debt based on six-month LIBOR plus 1.235 percent. Finally, at June 30, 2012, we had $250 million of 3.10 percent fixed rate unsecured long-term debt with a carrying value of $249 million and a fair value of $260 million.

A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $7 million and $7 million, respectively. The fair value of the $250 million notional value of interest rate swap contracts was a $30 million net asset at June 30, 2012. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $1 million, respectively. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 16 and 17 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $408 million and $502 million at June 30, 2012 and September 30, 2011, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a net asset of $1 million at both June 30, 2012 and September 30, 2011. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at June 30, 2012 by $8 million. For more information related to outstanding currency forward exchange contracts, see Notes 16 and 17 in the Notes to Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of June 30, 2012, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our Board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2012 through April 30, 2012	1,150,000	$56.37	1,150,000	$641 million
May 1, 2012 through May 31, 2012	1,930,000	52.60	1,930,000	540 million
June 1, 2012 through June 30, 2012	750,000	50.10	750,000	502 million
Total	3,830,000	$53.24	3,830,000

(1)
On September 14, 2011, our Board authorized the repurchase of an additional $700 million of our common stock. On July 23, 2012 our Board authorized the repurchase of an additional $500 million of our common stock, as reflected in the table above. These authorizations have no stated expiration.

Item 6.	Exhibits

(a)	Exhibits

*10-a-1	The Company's First Amendment to the Amended and Restated 2006 Long-Term Incentives Plan, as amended.

*10-h-1	The Company's Non-Qualified Pension Plan, as amended.

*10-s-1	Non-Employee Directors' Compensation Summary

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	July 24, 2012	By	/s/ Marsha A. Schulte
Marsha A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer and an Authorized Officer)