Form 10-K
period 2012-09-30
ROCKWELL COLLINS INC
filed 2012-11-13
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on March 30, 2012 was approximately $8.3 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
140,213,241 shares of the registrant's Common Stock were outstanding on October 31, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 7, 2013 is incorporated by reference into Part III.

ROCKWELL COLLINS, INC.

Annual Report on Form 10-K

i

PART I

Item 1.	Business.

General

Rockwell Collins, Inc. is a leader in the design, production and support of communications and aviation electronics for commercial and military customers worldwide. While our products and systems are primarily focused on aviation applications, our Government Systems business also offers products and systems for ground and shipboard applications. The integrated system solutions and products we provide to our served markets are oriented around a set of core competencies: communications, navigation, automated flight control, displays/surveillance, simulation and training, integrated electronics and information management systems. We also provide a wide range of services and support to our customers through a worldwide network of service centers, including equipment repair and overhaul, service parts, field service engineering, training, technical information services and aftermarket used equipment sales. The structure of our business allows us to leverage these core competencies across markets and applications to bring high value solutions to customers. We operate in multiple countries and are headquartered in Cedar Rapids, Iowa.

Our Company's heritage is rooted in the Collins Radio Company, established in 1933. Rockwell Collins, Inc., the parent company, is incorporated in Delaware. As used herein, the terms "we", "us", "our", "Rockwell Collins" or the "Company" include subsidiaries and predecessors unless the context indicates otherwise.

Whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions of our 2012 Annual Report to Shareowners (2012 Annual Report) or to information in our Proxy Statement for the Annual Meeting of Shareowners to be held on February 7, 2013 (2013 Proxy Statement), such information shall be deemed to be incorporated herein by such reference.

All date references contained herein relate to our fiscal year ending on the Friday closest to September 30 unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end date. Each of 2012, 2011 and 2010 was a 52-week fiscal year.

Financial Information About Our Business Segments

Financial information with respect to our business segments, including product line disclosures, revenues, operating earnings and total assets, is contained under the caption Segment Financial Results in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below and in Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

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

Government Systems

Our Government Systems business provides a broad range of electronic products, systems and services to customers including the U.S. Department of Defense, other ministries of defense, other government agencies and defense contractors around the world. Our defense electronic solutions are designed to meet a wide range of customer requirements, but tend to share certain characteristics including design for rugged environments for use in size, weight and power constrained applications. These applications also typically have stringent product integrity and certification requirements with a high degree of customer oversight. These products, systems and services support airborne, precision weapon, ground and maritime applications and are used in line-fit applications on new equipment as well as in retrofit and upgrade applications designed to extend the effective life and enhance the capability of existing aircraft, vehicle and weapon platforms.

Our defense-related systems, products and services include:

•	communications systems and products designed to enable the transmission of information across the communications spectrum, including satellite communications

•	navigation products and systems, including radio navigation products, global positioning system (GPS) equipment, handheld navigation devices and multi-mode receivers

•
avionics sub-systems for aircraft flight decks that combine flight operations with navigation and guidance functions that can include flight controls and displays, information/data processing and communications, navigation, safety and surveillance systems

•	cockpit display products, including multipurpose flat panel head-down displays, wide field of view head-up and helmet-mounted displays

•	simulation and training systems, including visual system products, training systems and services

•	maintenance, repair, parts and after-sales support services

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

Communication products include full spectrum voice and data connectivity for government and military use in the air, on the ground and at sea. The products support military user requirements for high availability, highly secure, jam resistant wireless communication capability. Products include radio communication, data links, networking devices and satellite communication terminals.

Surface solutions include electronic systems applied to a variety of non-airborne market segments. This includes products and solutions for ground forces, maritime applications, precision targeting systems and surface-based communication network integration programs.

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

Our commercial aviation electronics systems, products and services include:

•
integrated avionics systems, such as Pro Line Fusion®, which provide advanced avionics capabilities to meet the challenges of operating in the next generation global airspace. Capabilities include synthetic and enhanced vision enabled flight displays, advanced flight and performance management systems, fly-by-wire integrated flight controls and information management solutions to improve operational efficiency

•
integrated cabin electronics systems, including cabin management systems, passenger connectivity and entertainment solutions, business support systems to improve passenger productivity and passenger flight information systems

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

•	electro-mechanical systems, including integrated pilot control solutions and primary and secondary actuation systems

•	simulation and training systems, including full-flight simulators for crew training, visual system products, training systems and engineering services

•	maintenance, repair, parts, after-sales support services and aftermarket used equipment

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

Customers, Sales and Marketing

We serve a broad range of customers worldwide, including the U.S. Department of Defense, U.S. Coast Guard, civil agencies, defense contractors, foreign ministries of defense, manufacturers of commercial air transport, business and regional aircraft, commercial airlines and fractional and other business jet operators. We market our systems, products and services directly to Government Systems and Commercial Systems customers through an internal marketing and sales force. In addition, we utilize a worldwide dealer network to distribute our products and international sales representatives to assist with international sales and marketing. In 2012 various branches of the U.S. Government, both directly and indirectly through subcontracts, accounted for 38 percent of our total sales.

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

Competition

We operate in a highly competitive environment. Principal competitive factors include total cost of ownership, product and system performance, quality, service, warranty and indemnification terms, technology, design engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of U.S. and non-U.S. companies in each of our Government Systems and Commercial Systems businesses. Many of these competitors are also our suppliers or customers on some of our programs. Some of our principal competitors include Honeywell International, Inc., Thales S.A., Panasonic, Raytheon Co., Harris Corp., BAE Systems Aerospace, Inc., General Dynamics Corporation, L3 Communications, Inc., The Boeing Company, Northrop Grumman Corp., CAE Inc., General Electric Co. and Garmin International Inc. Several of our competitors are significantly larger than us in terms of resources and market share, and can offer a broader range of products. Some of our competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In addition, some of our competitors offer avionics and communications solutions with fewer features and lower prices that may compete with our solutions. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products. Furthermore, competitors who have greater financial resources may be better able to provide a broader range of financing alternatives to their customers in connection with sales of their products. We believe, however, that our systems, products and services are well positioned to compete in our served markets.

Industry consolidation has had a major impact on the competitive environment in which we operate. Our competitors periodically undertake mergers, alliances and realignments that contribute to a dynamic competitive landscape. During the past three years, we have completed three acquisitions and entered into several strategic alliances to improve our competitive position and expand our market reach.

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

Our investment in inventory is a significant part of our working capital, and historically we have maintained sufficient inventory to meet our customers' requirements on a timely basis. This investment includes production stock, work-in-process, pre-production engineering costs, finished goods, spare parts and goods on consignment with airlines. Our accounts receivable also constitute a significant part of our working capital. Accounts receivable includes unbilled receivables primarily related to sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms. The critical accounting policies involving pre-production engineering costs, inventory valuation reserves and long-term contracts are discussed under the caption Management's Discussion and Analysis of Financial

Condition and Results of Operations in Item 7 below. Additional information relating to accounts receivable and inventory is contained in Notes 2, 5 and 6 of the Notes to Consolidated Financial Statements in Item 8 below.

Backlog

The following table summarizes our backlog:

	September 30
(in billions)	2012	2011
Government Systems:
Funded orders	$2.8	$2.9
Unfunded orders	0.5	0.1
Commercial Systems	1.5	1.4
Total backlog	$4.8	$4.4

Our backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. Although we believe that the orders included in backlog are firm, most of our backlog involves orders that can be modified or terminated by the customer. Our backlog at September 30, 2012 includes approximately $2.4 billion of orders that are expected to be filled by us after fiscal year 2013.

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

We completed three acquisitions in the past three years to augment our internal growth plans. These acquisitions were:

•	flight operations management solutions: January 2011 acquisition of Computing Technologies for Aviation, Inc.

•	high-performance sensor simulation training applications: December 2010 acquisition of Blue Ridge Simulation, Inc.

•	corporate flight handling and trip support services: December 2009 acquisition of AR Group, Inc.

In July 2011, we divested the Rollmet business, which provided seamless alloy and stainless steel pipes and propulsion system components for the energy, petrochemical and defense industries.

Additional information relating to our acquisitions, dispositions and joint ventures is contained in Notes 3, 4, 8 and 9 of the Notes to Consolidated Financial Statements in Item 8 below.

Research and Development

We have significant research, development, engineering and product design capabilities. At September 30, 2012, we employed approximately 6,350 engineers.

Amounts attributed to our research and development (R&D) investment are as follows:

(in millions)	2012	2011	2010
Customer-funded (1)	$503	$550	$516
Company-funded	320	355	345
Total research and development expense	823	905	861
Increase in pre-production engineering costs	123	126	80
Total research and development investment (2)	$946	$1,031	$941

(1)
Customer-funded R&D includes activities relating to the development of new products and the improvement of existing products for which we are reimbursed by our customers. Customer-funded R&D includes amortization of pre-production engineering costs as disclosed in Note 6 of the Notes to Consolidated Financial Statements in Item 8 below.

(2)
Total research and development investment consists of company and customer-funded research and development expenditures as well as the net increase in pre-production engineering costs capitalized within inventory. As disclosed in Note 6 of the Notes to Consolidated Financial Statements in Item 8 below, pre-production engineering costs capitalized within inventory were $569 million and $446 million at September 30, 2012 and September 30, 2011, respectively. The net increase in pre-production engineering costs during 2012 was therefore $123 million. This increase, and a description of the critical accounting policies involving pre-production engineering, are discussed under the caption Management's Discussion and Analysis of the Financial Condition and Results of Operations in Item 7 below.

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

Rockwell Automation, Inc. (Rockwell) owns the "Rockwell" name. In connection with our spin-off from Rockwell in 2001, we were granted the exclusive right to continue to use the Rockwell Collins name for use in our business other than in connection with the Rockwell Automation business or industrial automation products. This exclusive right would terminate following certain change of control events applicable to us as described in our distribution agreement with Rockwell.

Employees

As of September 30, 2012, we had approximately 19,000 employees. Collective bargaining agreements expire in May 2013 with approximately 1,900 of our 1,950 U.S. collective bargaining unit employees. These expiring agreements are with each of (1) International Brotherhood of Electrical Workers, Local Union No. 1362, (2) International Brotherhood of Electrical Workers, Local Union No. 1634 and (3) International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, Local Union No. 787. Failure to reach new agreements with these bargaining units could result in work stoppages which could adversely affect our business, financial condition, operating results and cash flows. In certain of our non-U.S. subsidiaries, many of our employees are represented by workers' councils or statutory labor unions.

Cyclicality and Seasonality

The avionics and communications markets in which we sell our products are, to varying degrees, cyclical and have experienced periodic upswings and downturns. For example, markets for our commercial aviation electronic products have experienced downturns during periods of slowdowns in the commercial airline industry and during periods of weak conditions in the economy in general, as demand for new aircraft generally declines during these periods. We believe that we are currently benefiting from a commercial aviation upswing especially with production rate increases anticipated by various aircraft manufacturers to meet significant backlogs. Our Government Systems business is also subject to some cyclicality primarily as a result of U.S. Government defense budget cycles. While we believe our Government Systems business is well positioned, the U.S. Government defense budget is expected to decline this year and to decline further in the coming years. Additional information related to the defense budget environment, including the potential impacts from sequestration, can be found under the caption Risk Factors in Item 1A below.

Our business tends to be seasonal with our fourth quarter usually producing relatively higher sales and cash flow and our first quarter usually producing relatively lower sales and cash flow. A large part of this seasonality variance is attributable to our Government Systems business and relates to the U.S. Government procurement cycle.

Regulatory Matters

As a defense contractor, our contract costs are audited and reviewed on a continual basis by the Defense Contract Audit Agency. Audits and investigations are conducted from time to time to determine if our performance and administration of our U.S. Government contracts are compliant with applicable contractual requirements and procurement regulations and other applicable federal statutes and regulations. Under present U.S. Government procurement regulations, if indicted or adjudged in violation of procurement or other federal civil laws, a contractor, such as us, could be subject to fines, penalties, repayments or other damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years.

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

Geographic Information

Our principal markets outside the U.S are in France, Canada, the United Kingdom, Germany, Japan, Australia, China, Italy, Sweden, Spain, Singapore, Brazil, United Arab Emirates, India and Saudi Arabia. In addition to normal business risks, operations outside the U.S. are subject to other risks, including political, economic and social environments, governmental laws and regulations and currency revaluations and fluctuations.

Selected financial information by major geographic area for each of the three years in the period ended September 30, 2012 is contained in Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

Item 1A.	Risk Factors.

Reduction in U.S. Government spending may adversely impact Government Systems sales and profitability.

In 2012, 38 percent of our sales were derived from U.S. Government contracts, both directly and indirectly through subcontracts. Defense funding by the U.S. Government faces significant pressures and is expected to decline over the next few years due to the overall economic environment, budget deficits and competing budget priorities. Cost cutting, efficiency initiatives, reprioritization and other affordability analysis by the U.S. Government on defense spending could present some additional opportunities for us, but overall may adversely impact our Government Systems sales and profitability.

Unless the U.S. Government takes further action, the Budget Control Act of 2011 (Budget Act) will trigger substantial, automatic reductions in both defense and discretionary spending in January 2013. While the impact of sequestration is yet to be determined, automatic across-the-board cuts would be in addition to reductions already reflected in the defense funding over a ten-year period. The resulting automatic across-the-board budget cuts in sequestration could have significant consequences to our business and industry. There could be disruption of ongoing programs and initiatives and personnel reductions that could severely impact advanced manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge.

We offer a diverse range of defense products and services. We believe that this makes it less likely that cuts in any specific contract or program will have a long-term effect on our business; however, termination of multiple or large programs or contracts could adversely affect our business and future financial performance. Potential changes in funding priorities may afford new or additional opportunities for our businesses in terms of existing, follow-on or replacement programs. While we would expect to compete, and be well positioned as the incumbent on existing programs, we may not be successful, and any replacement programs may be funded at lower levels.

In years when the U.S. Government does not complete its budget process before the end of its fiscal year (September 30), government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of products and services. Should a continuing resolution be prolonged further or extended through all or a large part of the government fiscal year, it may cause procurement awards to shift and cause our revenues to vary between periods.

During periods covered by continuing resolutions (or until the regular appropriation bills are passed), we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our results of operations. At times, we may continue to work without funding, and use our own funds in order to meet our customer's desired delivery dates for products or services. It is uncertain at this time which of our programs' funding could be reduced in future years or whether new legislation will be passed by Congress in the next fiscal year that could result in additional or alternative funding cuts.

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

•
claims based on U.S. Government work and violation of associated compliance and other requirements, which may result in fines, the cancellation or suspension of payments or suspension or debarment proceedings affecting potential further business with the U.S. Government

International conflicts and terrorism may adversely affect our business.

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

The aerospace industry is experiencing a global transition from traditional communications, navigation, surveillance and air traffic control systems to air traffic management systems utilizing satellite-based technologies that will allow pilots to fly at desired paths and speeds selected in real time, while still complying with instrument flight regulations. The transition to these technologies will require the use of digital communications systems, global positioning system navigation, satellite surveillance techniques and ground surveillance systems. These technologies are expected to result in more direct and efficient flight routes, fewer flight delays and reduced airport congestion. Although we believe that we are well positioned to participate in this market evolution, our ability to capitalize on the transition to these airspace management technologies is subject to various risks, including:

•	delays in the development of the necessary satellite and ground infrastructure by the U.S. and other governments

•	delays in adopting national and international regulatory standards

•	competitors developing better products

•
failure of our product development investments in communications, navigation and surveillance products that enable airspace management technologies to coincide with market evolution to, and demand for, these products

•	the ability and desire of customers to invest in products enabling airspace management technologies

A global or regional recession may adversely affect us.

If a recession emerges that impacts where we do business, risks may include:

•	declines in revenues, profitability and cash flows from reduced orders, payment delays or other factors caused by the economic problems of our customers

•	adverse impacts on our access to short-term commercial paper borrowings or other credit sources

•	supply problems associated with any financial constraints faced by our suppliers

We derive a significant portion of our revenues from international sales and are subject to the risks of doing business outside the U.S.

In 2012, 33 percent of our total revenues were from sales of our products and services internationally. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:

•	laws, regulations and policies of non-U.S. governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad

•	regulatory requirements and potential changes, including imposition of tariffs or embargoes, export controls and other trade restrictions and antitrust and data privacy requirements

•	changes in government spending on defense programs, including the potential spending decline in European countries

•	uncertainties and restrictions concerning the availability of funding, credit or guarantees

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

We completed three acquisitions in the last three years and we intend to make acquisitions in the future in an effort to enhance shareowner value. Acquisitions involve a certain amount of risks and uncertainties such as:

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

During 2012, approximately 93 percent of our total sales were from, and a significant portion of our anticipated future sales will be from, fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial cost estimates are incorrect, we can incur losses on these contracts. These fixed-price contracts can expose us to potentially large losses because the customer may compel us to complete a project or, in the event of a termination for default, pay the entire incremental cost of its replacement by another provider regardless of the size of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors and cost overruns can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns could have an adverse impact on our financial condition, operating results and cash flows.

Costs of certain employee and retiree benefits may continue to rise.

Although we have taken action seeking to contain volatility in the costs related to medical and pension benefits, there are risks that our costs for these benefits will increase as a result of:

•	continued increases in medical costs related to current employees due to increased usage of medical benefits, medical inflation and the impact of recent U.S. Government health care legislation

•	material changes in legislation or market dynamics as a result impacting medical or pension matters

•	the effect declines in the stock and bond markets have on the performance of our pension plan assets

•	potential reductions in the discount rate used to determine the present value of our retirement benefit obligations

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

We depend on critical suppliers and subcontractors.

We do not always have alternate sources of supply readily available for certain goods or services, such as liquid crystal displays. The loss of a significant supplier or subcontractor or their inability to meet performance, quality or delivery requirements could have a material adverse effect on our business, financial condition, results of operation and cash flows.

We depend on specialized test equipment.

Some of our specialized test equipment that supports the reliability of our products and systems is the result of significant investment. Back-up test equipment may not be readily available. Damage to our specialized test equipment may result in protracted production recovery.

A cybersecurity incident could have negative impact.

A cyber-attack that bypasses our information technology (IT) security systems causing an IT security breach, may lead to a material disruption of our IT business systems and/or the loss of business information resulting in adverse business impact. Risks may include:

•	future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property

•	operational or business delays resulting from the disruption of IT systems and subsequent mitigation activities

•	negative publicity resulting in reputation or brand damage with our customers, partners or industry peers

Cautionary Statement

This Annual Report on Form 10-K, and documents that are incorporated by reference in this Annual Report on Form 10-K, contain statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; the rate of recovery of the commercial OEM production rates and the aftermarket; the impacts of natural disasters, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or other sensitive information, corruption of data or operational disruption; delays related to the award of domestic and international contracts; unanticipated impacts of sequestration and other provisions of the Budget Control Act of 2011 that are set to be implemented in January 2013; the discontinuance of support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of terrorist events on the commercial aerospace industry; declining defense budgets resulting from budget deficits in the U.S. and abroad; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; timing of international contract awards; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers, including our collective bargaining agreements set to expire in May 2013; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity and quality improvements and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of lawsuits, claims and legal proceedings, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof and the company assumes no obligation to update any forward-looking statement.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

As of September 30, 2012, we operated approximately 20 manufacturing facilities throughout the U.S. and various manufacturing facilities in Mexico, France, Germany and the United Kingdom. The Company also had engineering facilities, sales offices, warehouses and service locations in approximately 20 countries around the world. These facilities have aggregate floor space of approximately 7 million square feet. Of this floor space, approximately 55 percent is owned and approximately 45 percent is leased. There are no major encumbrances on any of our plants or equipment, other than financing arrangements which in the aggregate are not significant. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2012 is as follows:

Location	Owned Facilities	Leased Facilities	Total
(in thousands of square feet)
U.S.	3,362	2,378	5,740
Europe	329	300	629
Canada and Mexico	—	132	132
Asia Pacific	—	204	204
South America	—	9	9
Total	3,691	3,023	6,714
Type of Facility	Owned Facilities	Leased Facilities	Total
(in thousands of square feet)
Manufacturing and service	1,852	1,300	3,152
Sales, engineering and general office space	1,839	1,723	3,562
Total	3,691	3,023	6,714

We have facilities with a total of at least 100,000 square feet in the following cities: Cedar Rapids, Iowa (3,200,000 square feet), Richardson, Texas (390,000 square feet), Melbourne, Florida (380,000 square feet), Heidelberg, Germany (240,000 square feet), Tustin, California (215,000 square feet), Sterling, Virginia (210,000 square feet), Coralville, Iowa (180,000 square feet), Wilsonville, Oregon (180,000 square feet), Duluth, Georgia (160,000 square feet), Toulouse, France (160,000 square feet), Salt Lake City, Utah (120,000 square feet), Hyderabad, India (115,000 square feet) and Mexicali, Mexico (105,000 square feet). Most of our facilities are generally shared for the benefit of our Government Systems and Commercial Systems businesses.

We purchase property insurance covering physical damage to our facilities and resulting business interruption from the perils of fire, windstorm, flood and earthquake. This insurance generally provides replacement cost coverage subject to a $10 million deductible with certain exceptions, including earthquake and high windstorm prone locations that could impose a higher deductible. For example, certain of our facilities, including those located in California and Mexico, are located near major earthquake fault lines. For those facilities we maintain earthquake insurance with limits that may be less than full replacement cost and a $25 million deductible. These exceptions are largely driven by the availability and cost of catastrophe coverage from the insurance markets.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 4A.	Executive Officers of the Company.

The name, age, office and position held with us, and principal occupations and employment during the past five years of each of our executive officers as of November 13, 2012 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age
Clayton M. Jones—Chairman of the Board of Rockwell Collins since June 2002; Chief Executive Officer of Rockwell Collins since June 2001; President of Rockwell Collins from June 2001 to September 2012	63
Robert K. Ortberg—President of Rockwell Collins since September 2012; Executive Vice President and Chief Operating Officer, Government Systems from February 2010 to September 2012; Executive Vice President and Chief Operating Officer, Commercial Systems of Rockwell Collins prior thereto	52
Barry M. Abzug—Senior Vice President, Corporate Development of Rockwell Collins since October 2001	60
Patrick E. Allen—Senior Vice President and Chief Financial Officer of Rockwell Collins since January 2005	48
John-Paul E. Besong—Senior Vice President, e-Business of Rockwell Collins since April 2007; Senior Vice President of e-Business & Lean Electronics of Rockwell Collins prior thereto	59
Gary R. Chadick—Senior Vice President, General Counsel and Secretary of Rockwell Collins since July 2001	51
Gregory S. Churchill—Executive Vice President, International and Service Solutions since February 2010; Executive Vice President and Chief Operating Officer, Government Systems of Rockwell Collins prior thereto	55
Philip J. Jasper—Executive Vice President and Chief Operating Officer, Government Systems since September 2012; Vice President, Business Development, Government Systems from May 2010 to September 2012; Vice President & General Manager, Mobility and Rotary Wing Solutions of Rockwell Collins prior thereto.	44
Bruce M. King—Senior Vice President, Operations of Rockwell Collins since May 2011; Vice President and General Manager Communications Products of Rockwell Collins from September 2010 to May 2011; Vice President and General Manager, Surface Solutions of Rockwell Collins from January 2008 to September 2010; Vice President and General Manager, Communication Systems of Rockwell Collins prior thereto	51
Ronald W. Kirchenbauer—Senior Vice President, Human Resources of Rockwell Collins since April 2003	65
Nan Mattai—Senior Vice President, Engineering and Technology of Rockwell Collins since November 2004	60
Marsha A. Schulte—Vice President, Finance & Controller of Rockwell Collins since May 2006	55
Kent L. Statler—Executive Vice President and Chief Operating Officer, Commercial Systems since February 2010; Executive Vice President, Rockwell Collins Services of Rockwell Collins prior thereto	47
Douglas E. Stenske—Vice President, Treasurer and Financial Planning of Rockwell Collins since March 2011; Vice President and General Auditor of Rockwell Collins from May 2008 to March 2011; Treasurer of Rockwell Collins prior thereto	46
Robert A. Sturgell—Senior Vice President, Washington Operations since April 2009; Acting Administrator of the Federal Aviation Administration (FAA) prior thereto	53

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

Market Information

Our common stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol COL. On October 31, 2012, there were 20,984 shareowners of record of our common stock.

The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange—Composite Transactions reporting system during each quarter of our years ended September 30, 2012 and 2011:

	2012		2011
Fiscal Quarters	High	Low	High	Low
First	$57.34	$50.04	$62.25	$54.10
Second	61.46	55.32	67.29	57.87
Third	58.94	46.78	65.20	58.57
Fourth	54.34	46.37	62.82	43.82

Dividends

The following table sets forth the cash dividends per share paid by us during each quarter of our years ended September 30, 2012 and 2011:

Fiscal Quarters	2012	2011
First	$0.24	$0.24
Second	0.24	0.24
Third	0.30	0.24
Fourth	0.30	0.24

Based on our current dividend policy, we have been paying quarterly cash dividends which, on an annual basis, equal $1.20 per share. The declaration and payment of dividends, however, will be at the sole discretion of our Board of Directors.

Repurchases

Our Board of Directors has authorized certain repurchases of our common stock. During 2012, we repurchased approximately 13.3 million shares of our common stock at a total cost of $723 million, at a weighted average cost of $54.41 per share. During 2011, we repurchased approximately 5.5 million shares at a total cost of $322 million, at a weighted average cost of $58.50 per share.

The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2012 through July 31, 2012	—	$—	—	$502 million
August 1, 2012 through August 31, 2012	—	$—	—	$502 million
September 1, 2012 through September 30, 2012	400,000	$53.24	400,000	$481 million
Total/Average	400,000	$—	400,000

(1)	On July 23, 2012 our Board authorized the repurchase of an additional $500 million of our common stock, as reflected in the table above. The authorization has no stated expiration.

Item 6.	Selected Financial Data.

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

	Years Ended September 30
	2012(a)	2011(b)	2010(c)	2009(d)	2008(e)
(dollars in millions, except per share amounts)
Statement of Operations Data:
Sales	$4,726	$4,806	$4,631	$4,428	$4,734
Cost of sales	3,324	3,427	3,353	3,118	3,308
Selling, general and administrative expenses	543	533	476	457	484
Income from continuing operations	609	615	557	589	673
Income from discontinued operations, net of taxes	—	19	4	5	5
Net income	609	634	561	594	678
Net income as a percent of sales	12.9%	13.2%	12.1%	13.4%	14.3%
Diluted earnings per share from continuing operations	4.15	3.94	3.50	3.70	4.13
Statement of Financial Position Data:
Working capital(f)	$1,347	$1,394	$1,237	$1,003	$598
Property	773	754	707	719	680
Goodwill and intangible assets	1,071	1,088	1,072	964	807
Total assets	5,314	5,389	5,064	4,645	4,144
Short-term debt	—	—	24	—	287
Long-term debt	779	528	525	532	228
Shareowners' equity	1,259	1,523	1,482	1,292	1,408
Other Data:
Capital expenditures	$138	$152	$109	$153	$171
Depreciation and amortization	174	159	167	151	138
Dividends per share	1.08	0.96	0.96	0.96	0.80
Stock Price:
High	$61.46	$67.29	$68.04	$51.37	$76.00
Low	46.37	43.82	47.19	27.67	43.26

(a)
Net income includes $38 million of net restructuring and asset impairment charges ($58 million before income taxes), primarily related to employee severance costs and certain customer bankruptcy charges. Approximately $38 million of the pre-tax charge was recorded in cost of sales, $25 million was included within selling, general and administrative expenses, and $5 million was classified as a gain within Other income. Net income also includes a $19 million income tax benefit related to the favorable resolution of certain tax matters in 2012.

(b)
Income from discontinued operations includes a $17 million gain ($27 million before income taxes) resulting from the sale of the Rollmet business. In addition, income from continuing operations includes $17 million of restructuring and asset impairment charges ($27 million before income taxes) primarily related to real estate lease and contract termination charges, asset impairment charges and employee severance costs. $26 million of the pre-tax restructuring and asset impairment charge was recorded in cost of sales and the remaining $1 million was included in selling, general and administrative expenses. Net income also includes a $16 million income tax benefit related to the retroactive reinstatement of the previously expired Federal Research and Development Tax Credit.

(c)	Includes a $20 million income tax benefit related to the favorable resolution of certain tax matters in 2010.

(d)
Includes $21 million of restructuring and asset impairment charges primarily related to reductions in workforce and decisions to implement certain facility rationalization actions ($14 million after taxes). Of the total restructuring and asset impairment charge, $19 million was recorded in cost of sales and the remaining $2 million was included in selling, general and administrative expenses.

(e)	Includes a $22 million income tax benefit related to the favorable resolution of certain tax matters.

(f)	Working capital consists of all current assets and liabilities, including cash and short-term debt.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We operate on a 52/53 week fiscal year ending on the Friday closest to September 30. For ease of presentation, September 30 is utilized consistently throughout Management's Discussion and Analysis of Financial Condition and Results of Operations to represent the fiscal year end date. 2012, 2011 and 2010 were all 52 week fiscal years. All date references contained herein relate to our fiscal year unless otherwise stated.

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

OVERVIEW AND OUTLOOK

We have a diversified and balanced business, serving both government and commercial markets. Both of these businesses faced challenges during 2012. In Government Systems, a downturn in U.S. defense spending contributed to the eight percent reduction in sales. In Commercial Systems, we experienced strong growth in the air transport market, while sales to the business aviation market were impacted by the bankruptcy of one of our business jet manufacturing customers. The seven percent increase in Commercial Systems revenues during 2012 was not enough to offset the reduction in our defense business, as total Company sales declined two percent for the year. Despite the revenue decline, earnings per share from continuing operations increased five percent and both businesses improved segment operating margins over 2011, with Commercial Systems posting a 150 basis point increase from the prior year and Government Systems posting a 90 basis point increase from the prior year.

As part of our continued response to these challenges we recorded a restructuring charge to reduce our cost structure and position us for improved performance in 2013 and beyond. We also exercised the flexibility of our balance sheet during 2012 and issued $250 million of 3.10 percent fixed rate debt. We used the proceeds from this debt, supplemented by available cash on hand, to repurchase approximately 13 million shares of common stock during the year, reducing our outstanding share count by 7 percent from 2011. In addition, in April 2012 our Board of Directors approved a 25 percent increase to our quarterly cash dividend paid on common stock, raising the amount to $0.30 per share.

We generated the following results for 2012:

•	sales of $4.73 billion

•	diluted earnings per share from continuing operations of $4.15

•	operating cash flow of $534 million

•	capital expenditures of $138 million

Looking forward to 2013, we anticipate the following:

•	total sales in the range of $4.6 billion to $4.7 billion

•	diluted earnings per share from continuing operations in the range of $4.30 to $4.50

•	cash provided by operating activities in the range of $500 million to $600 million

•	capital expenditures of about $140 million

Our Company remains financially strong and looking out over the next three to five years, we believe we are well positioned to take advantage of improved market conditions when they arrive. In Government Systems, we expect U.S. military budgets to eventually stabilize and we continue to enhance our international strategies and adjust our infrastructure when necessary. In Commercial Systems, we have key positions on several air transport platforms with Boeing and Airbus and expect to benefit from strong order backlogs for these aircraft. In the business and regional jet market, we have expanded our market share over the past several years, winning positions on a variety of aircraft with customers around the globe, including Bombardier, Embraer and Gulfstream.

We believe our Company has a proven ability both to react quickly to changing business conditions and to execute its business plans. Our fundamental strategies continue to serve us well: the balance between our commercial and government businesses; the diversification of our customer base and product offerings; our focus on innovation through R&D; and the integration of our business through our shared service operating model.

Balance—We feel our business is characterized by its balance, in terms of market segment, geographic regions and product and customer sales mix. We strive to maintain a balance between our Government and Commercial Systems businesses, believing that the segments are complementary to one another. Over the past three years, we have restored some of the balance between our business segments, as about 55 percent of our sales were attributable to the Government Systems business in 2012, compared to 62 percent in 2010. Looking forward to 2013, we expect this trend to continue as we anticipate Commercial Systems to account for nearly half of our revenues.

Diversification—Our business derives its revenue streams from a large number of customers, products, solutions, geographic regions and markets. Our Government Systems business executes against numerous programs every year for a variety of customers, including the U.S. Department of Defense, state and local governments, other government agencies, civil agencies, defense contractors and foreign ministries of defense. Our Commercial Systems business serves customers ranging from the world's largest aircraft manufacturers and airlines to individual aircraft owners within the general aviation marketplace. This diversification of revenue sources enables us to pursue numerous growth opportunities as business conditions vary across our portfolios.

Innovation—A well-funded and comprehensive R&D program is a foundational aspect of our Company. Our focus on developing unique solutions to address our customers' needs is evidenced by the large investment we dedicate towards R&D programs. This investment in R&D has allowed us to develop new systems, products and software solutions for our customers which will continue to be the growth engine for our Company.

Integration—We have a highly integrated business reliant upon a shared service operating platform. Under our shared service operating model, certain functions and processes are utilized for the benefit of the entire organization. The integrated nature of our business also allows us to leverage product and service capabilities across our segments in a manner we believe is unique in our industry. This integration is evidenced by our product and technology centers of excellence in areas such as displays, communication, navigation and surveillance, through which we apply our core competencies to solutions in both Government and Commercial Systems. Our cost structure includes substantial investments in company-funded R&D expense, leased facility and equipment costs and other non-variable items such as depreciation and amortization of intangible assets. By applying common tools and systems across our businesses, we can better manage our fixed cost structure and maximize our R&D investments as technological advancements developed by one side of our business may be shared with the other.

One of the key metrics that we often use to describe changes in operating income for each segment is the incremental (or reduced) earnings derived from higher (or lower) sales volumes. Similarly, the variable gross margin derived from these incremental (or reduced) earnings is often used to describe changes in operating margins (computed as segment operating earnings as a percent of segment sales). By leveraging the fixed costs present in our shared service operating model, we typically can deliver higher earnings on incremental sales volumes as variable gross margins for our core products and services in Commercial Systems tend to be approximately 40 to 50 percent. Variable gross margins in our Government Systems business can often approximate those realized in Commercial Systems, as a significant portion of Government Systems revenues are derived from firm-fixed price contracts with commercial terms. The variable gross margin realized by Government Systems on cost-reimbursable contracts and early stage development programs, however, tends to be lower. We calculate our variable gross margin as segment sales less direct cost of sales, which includes direct materials, labor and applicable overhead allocations. Other components of cost of sales, such as company-funded R&D expense are excluded from variable gross margins. In this regard, variable gross margins are typically in excess of total segment operating margins, as total segment operating earnings contemplate all segment costs, including company-funded R&D expense and selling, general and administrative costs.

See the following sections for further discussion of 2012 and anticipated 2013 results of operations. For additional disclosure on segment operating earnings see Note 24 of the Notes to Consolidated Financial Statements in Item 8 below. Please also see our Risk Factors and Cautionary Statement in Item 1A of this Form 10-K.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for 2010 through 2012 and should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 below.

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

Consolidated Financial Results

Sales

(in millions)	2012	2011	2010
U.S.	$3,169	$3,356	$3,284
Non-U.S.(1)	1,557	1,450	1,347
Total	$4,726	$4,806	$4,631
Percent increase (decrease)	(2)%	4%

(1)	Sales are attributed to geographic region based on the location of our customers.

Sales for 2012 compared to 2011

Total sales decreased $80 million, or 2 percent, primarily due to a $222 million reduction in Government Systems sales, partially offset by a $142 million increase in Commercial Systems sales. Refer to a detailed discussion of sales by segment in 2012 and 2011 in the Government Systems and Commercial Systems Financial Results sections below.

Domestic sales decreased $187 million, or 6 percent, primarily due to lower sales to the U.S. Government resulting from the adverse market conditions described in the Government Systems sales section below, and a reduction in sales to a domestic business jet manufacturer, Hawker Beechcraft, who declared bankruptcy in 2012. This reduction was partially offset by higher sales to Boeing across various platforms and increased sales of aftermarket products and services to commercial airlines and other domestic customers, as discussed in the Commercial Systems sales section below.

Non-U.S. sales increased by $107 million, or 7 percent, as sales to non-U.S. aircraft manufacturers like Airbus and Bombardier increased and aftermarket revenues to commercial customers outside the U.S. were higher. This increase was partially offset by a reduction in Government Systems sales resulting from lower sales to foreign ministries of defense.

Sales for 2011 compared to 2010

Total sales increased $175 million, or 4 percent, primarily due to a $223 million increase in Commercial Systems sales partially offset by a $48 million reduction in Government Systems sales. Incremental sales from acquisitions, principally the December 2009 acquisition of AR Group, Inc. (Air Routing), contributed $15 million, or less than 1 percentage point of revenue growth. A more detailed discussion of sales by segment in 2011 and 2010 is found in the Government Systems and Commercial Systems Financial Results sections below.

Domestic sales increased $72 million, or 2 percent, primarily attributable to higher Commercial Systems sales to Boeing and increased sales of our aftermarket products and services to commercial airlines and other domestic customers, including incremental service sales from the Air Routing acquisition, partially offset by lower sales to the U.S. Government resulting from the adverse market conditions described in the Government Systems sales section below.

Non-U.S. sales increased by $103 million, or 8 percent, primarily due to the combined impact of higher Commercial Systems sales to non-U.S. business original equipment manufacturers (OEMs) such as Bombardier and increased aftermarket revenues to commercial customers outside the U.S.

Cost of Sales

(in millions)	2012	2011	2010
Total cost of sales	$3,324	$3,427	$3,353
Percent of total sales	70.3%	71.3%	72.4%

Cost of sales consists of all costs incurred to design and manufacture our products and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Cost of sales for 2012 compared to 2011

Total cost of sales decreased $103 million, or 3 percent, primarily due to the following:

•	$44 million decrease in cost of sales resulting from the $80 million reduction in sales volume, as discussed in the Government Systems and Commercial Systems Financial Results sections below

•	$56 million reduction from lower employee incentive compensation costs

•	$35 million reduction in company-funded R&D expense, as explained below

•	above items were partially offset by

◦
$12 million increase from higher restructuring and asset impairment charges recorded in 2012 as compared to 2011. For 2012, $38 million of restructuring and asset impairment charges were classified within cost of sales, compared to $26 million in 2011, as discussed in Note 23 of the Notes to Consolidated Financial Statements

◦
$20 million increase primarily attributable to the $11 million increase in warranty cost detailed in Note 19 of the Notes to Consolidated Financial Statements and higher retirement benefit expenses, as described in the Retirement Plans section below

The decrease in cost of sales as a percent of revenues was primarily attributable to the lower employee incentive compensation costs and reduction in company-funded R&D expense.

Cost of sales for 2011 compared to 2010

Total cost of sales increased $74 million, or 2 percent, primarily due to the following:

•	$59 million increase resulted from the $175 million of net sales growth discussed in the Commercial Systems and Government Systems Financial Results sections below

•	$27 million increase was attributable to higher employee incentive compensation expenses

•
$26 million increase resulted from the restructuring and asset impairment charges recorded in 2011 which were classified within cost of sales, as discussed in Note 23 of the Notes to Consolidated Financial Statements

•	above items were partially offset by a $31 million reduction to cost of sales attributable to lower defined benefit pension expense, as discussed in the Retirement Plans section below

The decrease in cost of sales as a percent of revenues was primarily due to a favorable change in sales mix resulting from higher Commercial Systems sales and lower Government Systems revenue.

Research and development expense

R&D expense is included as a component of cost of sales and is summarized as follows:

(in millions)	2012	2011	2010
Customer-funded:
Government Systems	$420	$460	$437
Commercial Systems	83	90	79
Total customer-funded	503	550	516
Company-funded:
Government Systems	82	116	115
Commercial Systems	238	239	230
Total company-funded	320	355	345
Total research and development expense	$823	$905	$861
Percent of total sales	17.4%	18.8%	18.6%

We make significant investments in research and development to allow our customers to benefit from the latest technological advancements. Total research and development expense is comprised of both company-funded and customer-funded R&D expenditures. Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method of accounting. Company-funded R&D expenditures relate to the development of new products and the improvement of existing products and are expensed as incurred, as disclosed in Note 14 of the Notes to the Consolidated Financial Statements. Company-funded R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering-related product materials and equipment and subcontracting costs.

In addition to the R&D expenditures shown in the table above, we defer the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Refer to the Research and Development section found in Item 1 and the Critical Accounting Policies section found in Item 7 below for further discussion of our incremental investments in pre-production engineering effort.

Total R&D expense decreased $82 million from 2011 to 2012. The customer-funded portion of R&D expense decreased $47 million from 2011 to 2012. Government Systems accounted for $40 million of this decrease, as certain development programs were terminated for convenience by the U.S. Government and spending on other programs slowed during a transition out of the development phase into production. The $35 million decrease in company-funded R&D was also driven by Government Systems and was attributable to the completion of development effort for networked communication, airborne communication and navigation products, as well as savings realized from our previously announced decision to cease further discretionary investments in the public safety vehicle product line.

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

Looking forward to 2013, total R&D expense is expected to be approximately $800 million. We expect a reduction in customer-funded R&D expense, primarily within Government Systems, and anticipate company-funded R&D expenditures to be relatively flat when compared to 2012. In addition, we expect a $210 million net increase in pre-production engineering costs during 2013. Refer to additional discussion of pre-production engineering costs in the Critical Accounting Policies section found in Item 7 below.

Selling, General and Administrative Expenses

(in millions)	2012	2011	2010
Selling, general and administrative expenses	$543	$533	$476
Percent of total sales	11.5%	11.1%	10.3%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses increased $10 million, or 2 percent, in 2012 compared to 2011, primarily due to the following:

•	$29 million due to higher bad debt expense resulting from the customer bankruptcies described in Note 5 of the Notes to Consolidated Financial Statements

•	partially offset by a $19 million reduction from lower employee incentive compensation and other savings attributable to headcount reduction and restructuring actions

Total SG&A expenses increased $57 million, or 12 percent, in 2011 compared to 2010, primarily due to the following:

•	$29 million from higher employee incentive compensation costs and merit pay increases

•
$18 million increase resulting from the combined impact of pursuing international business opportunities (including the opening and staffing of new offices internationally), higher bid and proposal costs and an increase in other selling costs and activities

•	$3 million of incremental SG&A expense from acquisitions, primarily Air Routing
Interest Expense

(in millions)	2012	2011	2010
Interest expense	$27	$19	$20
Interest expense increased by $8 million in 2012 compared to 2011, primarily due to additional interest expense associated with the $250 million of long-term debt issued in November of 2011. See Note 10 of the Notes to the Consolidated Financial Statements in Item 8 below for more detail regarding outstanding debt.
Other Income, Net

(in millions)	2012	2011	2010
Other income, net	$(25)	$(28)	$(14)
For additional information regarding the fluctuations in Other income, net, see Note 15 of the Notes to Consolidated Financial Statements in Item 8 below.

Income Tax Expense from Continuing Operations

(in millions)	2012	2011	2010
Income tax expense	$248	$240	$239
Effective income tax rate	28.9%	28.1%	30.0%

The effective income tax rate differed from the U.S. statutory tax rate as detailed below:

	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	1.3	1.1	0.8
Research and development credit	(1.7)	(4.7)	(1.2)
Domestic manufacturing deduction	(2.1)	(1.9)	(1.1)
Tax settlements	(2.2)	(0.4)	(2.4)
Other	(1.4)	(1.0)	(1.1)
Effective income tax rate	28.9%	28.1%	30.0%

The difference between our effective income tax rate in 2012 and the statutory tax rate is primarily due to the benefit from the settlement of certain tax matters, the tax benefits derived from the Federal Research and Development Tax Credit (Federal R&D Tax Credit), which provides a tax benefit on certain incremental R&D expenditures, and the Domestic Manufacturing Deduction under Section 199 (DMD), which provides a tax benefit on U.S.-based manufacturing.

The effective income tax rate in 2012 increased from 2011 primarily due to the differences in the availability of the Federal R&D Tax Credit which expired December 31, 2011. This increase was partially offset by the favorable impact in 2012 of the Internal Revenue Service (IRS) completing its examination of the taxable years ended September 30, 2008 and 2009.

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

The effective income tax rates for 2012, 2011 and 2010 include a tax benefit related to the DMD. The DMD tax benefit available in 2010 was being phased in by statute and was therefore lower than the full DMD tax benefit which became effective beginning in fiscal year 2011.

Net Income and Diluted Earnings Per Share

(in millions, except per share amounts)	2012	2011	2010
Income from continuing operations	$609	$615	$557
Percent of sales	12.9%	12.8%	12.0%

Income from discontinued operations, net of taxes	—	19	4
Net income	$609	$634	$561

Diluted earnings per share from continuing operations	$4.15	$3.94	$3.50
Diluted earnings per share from discontinued operations	—	0.12	0.02
Diluted earnings per share	$4.15	$4.06	$3.52

Weighted average diluted common shares	146.8	156.1	159.2

Net income for 2012 decreased 4 percent to $609 million from net income of $634 million for 2011. Diluted earnings per share increased 2 percent to $4.15 for 2012 compared to $4.06 for 2011. The rate of increase in diluted earnings per share benefited from the positive impact of our share repurchase program.

Net income and earnings per share for 2012 includes a $38 million charge, or $0.26 per share, attributable to the net restructuring and asset impairment charges described in Note 23 of the Notes to Consolidated Financial Statements. Net income and earnings per share for 2011 includes a $17 million gain ($0.11 per share) from the divestiture of the Rollmet product line and also includes an offsetting charge of $17 million ($0.11 per share) related to restructuring actions.

Net income and earnings per share for 2012 benefited from higher earnings in Commercial Systems as discussed in the Commercial Systems Financial Results section below. This benefit was partially offset by higher income tax expense, as explained in the Income Tax section above, and the reduction in Government Systems segment earnings described in the Government Systems Financial Results section below.

Net income for 2011 increased 13 percent to $634 million from net income of $561 million for 2010. Diluted earnings per share increased 15 percent to $4.06 for 2011 compared to $3.52 for 2010. Net income and earnings per share for 2011 includes a $17 million gain ($0.11 per share) from the divestiture of the Rollmet product line and also includes an offsetting charge of $17 million ($0.11 per share) related to certain restructuring and asset impairment charges discussed in Note 23 of the Notes to Consolidated Financial Statements. The increase in net income and diluted earnings per share was primarily the result of higher earnings from Commercial Systems as discussed in the Commercial Systems Financial Results section below, partially offset by a reduction in Government Systems earnings as discussed in the Government Systems Financial Results section below. The impact of the 2011 restructuring and asset impairment charge was included in income from continuing operations while the gain on sale of the divested Rollmet product line was included in discontinued operations. The increase in diluted earnings per share was greater than the increase in net income due to the positive impact of our share repurchase program.

Segment Financial Results

Government Systems

Overview and Outlook

Our Government Systems business provides avionics, communication products, surface solutions and navigation products to the U.S. Department of Defense, other ministries of defense, other government agencies and defense contractors around the world. These systems, products and services support airborne (fixed and rotary wing), ground and shipboard applications. The short and long-term performance of our Government Systems business is affected by a number of factors, including the amount and prioritization of defense spending by the U.S. and non-U.S. governments, which is generally based on the security environment and underlying political landscape resulting from budget deficits.
In August 2011, Congress enacted the Budget Control Act of 2011 which imposes spending caps and certain reductions in security spending over a ten-year period through 2021. Absent additional Congressional action, further budget cuts (or sequestration) as outlined in the Budget Act will be implemented on January 3, 2013. If the sequestration process is implemented in January 2013 as currently mandated, there could be a significant adverse impact to our Company and to the defense industry in general.

Further, in years when the U.S. Government does not complete its budget process before the end of its fiscal year (September 30), government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. During periods covered by continuing resolutions (or until the regular appropriation bills are passed), we may experience delays in procurement of products and services which can adversely impact our results of operations and cause variability in the timing of revenue between periods.
Our fiscal year 2013 guidance for Government Systems incorporates the anticipated impact of sequestration. We expect Government Systems revenues to decrease by approximately 10 percent in 2013 as compared to 2012, with about half of the year-over-year decline resulting from the impact of sequestration. The remaining expected net decline is primarily driven by:

•	approximately $100 million reduction resulting from programs transitioning out of the development phase, with full scale production not expected to occur until after 2013

•	lower product deliveries of our Defense Advanced GPS Receivers and satellite communication terminals

•	delays in the Eurofighter Tranche III and reductions from lower sales of joint helmet mounted cueing systems for military fixed wing aircraft

•	items above are expected to be partially offset by increased deliveries of Joint Tactical Radio System
Manpack radios and Firestorm targeting systems and higher sales on tanker/transport aircraft platforms

We project Government Systems 2013 segment operating margins to be approximately 21 percent, as the benefits from restructuring actions and other cost reduction initiatives should mostly offset the adverse impact from lower revenue.

Risks affecting future performance of our Government Systems business include:

•
overall funding and prioritization of the U.S. and non-U.S. defense budgets, including unanticipated impacts of sequestration and other provisions of the Budget Control Act of 2011 that are set to be implemented in January 2013

•	delayed, reduced or canceled funding for programs we have won

•	potential impact of geopolitical and economic events

•	our ability to execute to our internal performance plans and cost reduction initiatives

•	our ability to win new business, successfully develop products and execute on programs pursuant to contractual requirements

For additional disclosure on Government Systems segment results see Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

Government Systems Sales

The following table presents Government Systems sales by product category:

(in millions)	2012	2011	2010
Avionics	$1,476	$1,434	$1,389
Communication products	652	698	749
Surface solutions	226	377	408
Navigation products	237	304	315
Total	$2,591	$2,813	$2,861
Percent (decrease)	(8)%	(2)%

Beginning in 2011, we began presenting sales for Government Systems based upon differences in the underlying product technologies and markets served. Government Systems sales for the year ended September 30, 2010 have been reclassified to conform to the current year presentation.

Government Systems Sales for 2012 compared to 2011

Avionics sales increased $42 million, or 3 percent, primarily due to the following:

•	$80 million increase resulting from the combined impact of development effort on the KC-46A, KC-10 and KC-390 tanker programs

•	$49 million increase in sales on the Saudi F-15 fighter program

•
partially offset by reductions to revenue of $87 million, primarily attributable to decreased sales for the KC-135 Global Air Traffic Management program and lower deliveries on C-17 transport, CH-53 rotary wing and P-3 special mission aircraft

Communication products sales decreased $46 million, or 7 percent, primarily due to the following:

•	$21 million reduction due to the completion of a program to provide transportable cellular capabilities in Afghanistan

•
$21 million decrease resulting from the combined impact of a program termination for Ground Mobile Radios and reduced funding authorizations on the U.S. Department of Defense FAB-T (Family of Advanced Beyond Line-of Sight terminals) initiative

Surface solutions sales decreased $151 million, or 40 percent, primarily due to the following:

•	$52 million reduction attributable to the combined impact of two programs that were terminated for convenience by the U.S. Government during 2011

•
$52 million decrease resulting from the combined impact of fewer deliveries of iForce public safety vehicle systems as we exited this product line and a reduction in Joint Precision Approach and Landing System program revenues as it transitions from development into production

•	remaining decrease of $47 million was due to a variety of items, including fewer deliveries of soldier optronics products and a decline in electronic warfare solution program revenues

Navigation products sales decreased $67 million, or 22 percent, primarily due to an $81 million reduction in revenue from fewer deliveries of our Defense Advanced GPS Receiver products as troop deployments wind down in Afghanistan and Iraq.

Government Systems Sales for 2011 compared to 2010

Avionics sales increased $45 million, or 3 percent, primarily due to the following:

•
$69 million increase resulting from the combined impact of low-rate initial production sales on an E-6 special mission aircraft program and development effort on the recently awarded KC-46A Tanker program

•	$43 million increase from higher rotary wing avionics sales on various platforms

•	above items were partially offset by a $66 million reduction in sales from the completion of the KC-135 Global Air Traffic Management program

Communication products sales decreased $51 million, or 7 percent, primarily due to a $60 million net reduction in satellite communication program revenues, driven by the combined impact of a recently completed upgrade program and the adverse impact of delayed funding authorizations from the U.S. Government.

Surface solutions sales decreased $31 million, or 8 percent, primarily due to the following:

•
$63 million reduction attributable to the combined impact of two programs that were terminated for convenience by the U.S. Government and lower sales of soldier system optronics products that were adversely impacted by delayed funding authorizations from the U.S. Government

•	$13 million decrease resulting from lower deliveries of iForce public safety vehicle systems

•	above items were partially offset by $48 million of increased development revenues for the Common Range Integrated Instrumentation System program

Navigation products sales decreased $11 million, or 3 percent, primarily due to lower sales of GPS-based products.

Government Systems Segment Operating Earnings

(in millions)	2012	2011	2010
Segment operating earnings	$568	$592	$606
Percent of sales	21.9%	21.0%	21.2%

Government Systems Operating Earnings for 2012 compared to 2011

Government Systems operating earnings were $568 million, or 21.9 percent of sales, for 2012 compared to operating earnings of $592 million, or 21.0 percent of sales, for 2011. The $24 million decrease in Government Systems operating earnings was primarily due to the following:

•
$222 million reduction in sales discussed in the Government Systems sales section above resulted in a $137 million decrease to costs and a reduction to earnings of $85 million. The variable gross margin of 38 percent reflects the absence of higher margin hardware sales for Navigation products that occurred last year

•	partially offset by a $34 million benefit to operating earnings resulting from lower company-funded R&D expense, as explained in the Cost of Sales section above

•
remaining variance of $27 million was primarily attributable to a benefit from lower employee headcount and incentive compensation costs, partially offset by higher warranty expense and an increase in employee medical and retirement benefit costs, as explained in the Cost of Sales section above

The increase in Government Systems operating earnings as a percent of sales was driven by the decline in company-funded R&D expense and lower employee incentive compensation costs, partially offset by the adverse impact of lower sales.

Government Systems Operating Earnings for 2011 compared to 2010

Government Systems operating earnings were $592 million, or 21.0 percent of sales, for 2011 compared to operating earnings of $606 million, or 21.2 percent of sales, for 2010. The $14 million decrease in Government Systems operating earnings was primarily due to the following:

•
$18 million reduction attributable to an increase in selling, general and administrative expenses driven by higher employee incentive compensation costs and merit pay increases as discussed in the SG&A section above

•
$48 million reduction in sales volume discussed in the Government Systems Sales section above resulted in a $31 million reduction to costs and lower operating earnings of $17 million, at a variable gross margin of 35 percent

•
above items were partially offset by a $21 million net benefit to operating earnings resulting from the combined impact of lower pension costs, as discussed in the Retirement Plans section below, and a $7 million reduction in warranty expenses primarily attributable to a favorable adjustment recorded in 2011 to reduce warranty reserves

Government Systems operating earnings as a percent of sales were relatively flat from 2010 to 2011.

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
We expect Commercial Systems sales to increase by about 7 percent in 2013 compared to 2012, primarily due to the following:

•
sales to aircraft OEMs are expected to increase by high single digits across both the air transport and business and regional markets. Sales to air transport aircraft OEMs should benefit from anticipated production rate increases for the Boeing 787 aircraft and other legacy Boeing and Airbus aircraft. Business and regional jet OEM sales should also improve as the result of modest production rate increases across most OEM customers

•
aftermarket sales for 2013 are expected to increase by low double-digits. The sales increase is expected to be driven by initial revenue from airspace mandates, business jet cockpit upgrades and higher service and support revenue across both market segments

•
partially offset by an expected decrease of approximately 15 percent in sales of wide-body in-flight entertainment (IFE) products and services due to our decision in 2005 to cease investing in this product area. Wide-body IFE relates to sales of twin-aisle IFE products and systems to customers in the air transport market and also includes related revenue from wide-body service and support activities

We expect the majority of the anticipated sales growth for Commercial Systems to occur in the second half of fiscal year 2013. This is primarily driven by year over year comparability issues with the timing of spares revenues on Boeing 787 aircraft, the lack of Hawker Beechcraft jet deliveries in 2013 and a concentration of anticipated mandate and retrofit activity towards the latter part of our fiscal 2013.

We project Commercial Systems 2013 operating margins will expand by approximately 200 basis points above the 20.6 percent reported in 2012, driven primarily by the anticipated revenue increase.
Risks to the Commercial Systems business include:

•	turbulence in global economic and financial markets could have a significant impact on demand for air travel, airline demand for new aircraft and the availability of financing for new aircraft

•	occurrence of an unexpected geopolitical event, including terrorism or a pandemic, that could have a significant impact on demand for air travel and airline demand for new aircraft

•	potential negative impact that fuel prices could have on the profitability of airline and other aircraft operator customers

•	our ability to develop products and execute on programs pursuant to contractual requirements

•	development and market segment acceptance of our products and systems

•	potential adverse impact from delays or reductions in OEM aircraft production, including delays in the entry into service date for new aircraft

For additional disclosure on Commercial Systems segment results see Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

(in millions)	2012	2011	2010
Air transport aviation electronics:
Original equipment	$574	$499	$439
Aftermarket	474	431	380
Wide-body in-flight entertainment	91	119	145
Total air transport aviation electronics	1,139	1,049	964
Business and regional aviation electronics:
Original equipment	582	557	466
Aftermarket	414	387	340
Total business and regional aviation electronics	996	944	806
Total	$2,135	$1,993	$1,770
Percent increase	7%	13%

Commercial Systems Sales for 2012 compared to 2011

Total air transport aviation electronics sales increased $90 million, or 9 percent, primarily due to the following:

•
air transport OEM sales increased $75 million, or 15 percent, driven primarily by higher sales to Boeing and Airbus as they increased aircraft production rates across various platforms, including the Boeing 787 and 737 aircraft and the Airbus A320

•
air transport aftermarket sales increased $43 million, or 10 percent. The increase was driven by higher spares revenues of $19 million, primarily for new Boeing 787 and 747-8 aircraft, and a $22 million increase in retrofit and service and support activities

•	Wide-body IFE sales decreased $28 million, or 24 percent, due to the Company's strategic decision announced in 2005 to cease investment in this product area

Total business and regional aviation electronics sales increased $52 million, or 6 percent, primarily due to the following:

•
business and regional OEM sales increased $25 million, or 4 percent, primarily related to a $62 million increase in product deliveries for Bombardier Global, Cessna Citation and Gulfstream aircraft. This was partially offset by net reductions of $37 million, including a $27 million reduction in sales to Hawker Beechcraft who filed for Chapter 11 bankruptcy protection in May 2012, and lower sales to regional jet aircraft manufacturers as production rates declined for certain aircraft

•
business and regional aftermarket sales increased $27 million, or 7 percent, driven by the combined impact of higher retrofit and service and support activities. Retrofit sales increased as customers upgraded aircraft systems in order to gain operational efficiencies, improve performance and modernize the cabin

Commercial Systems Sales for 2011 compared to 2010

Total air transport aviation electronics sales increased $85 million, or 9 percent, primarily due to the following:

•
air transport OEM sales increased $60 million, or 14 percent, primarily from higher product deliveries to Boeing across multiple platforms, including Boeing 787 aircraft, and increased development effort on avionics packages for the new Commercial Aircraft Corporation of China, Ltd. (COMAC) C919 narrowbody aircraft

•
air transport aftermarket sales increased $51 million, or 13 percent, primarily related to a $27 million increase in service and support sales and higher aftermarket hardware revenues of $24 million, driven by initial deliveries of spares for Boeing 747-8 aircraft and higher spare part sales to various airline customers as they restocked their inventories

•	Wide-body IFE sales decreased $26 million, or 18 percent, due to the Company's strategic decision announced in 2005 to cease investment in this product area

Total business and regional aviation electronics sales increased $138 million, or 17 percent, primarily due to the following:

•
business and regional OEM sales increased $91 million, or 20 percent, primarily due to $64 million of higher sales to Bombardier for Bombardier Global and Challenger 300 aircraft and $14 million of higher avionics sales to Cessna resulting from our new position on the CJ-4 aircraft

•
business and regional aftermarket sales increased $47 million, or 14 percent. Service and support revenues accounted for $17 million of the increase, driven by improved aircraft utilization. Higher spare parts revenues and increased sales of equipment for simulators primarily contributed an additional $18 million. The remaining increase of $12 million was primarily related to incremental sales from Air Routing and CTA acquisitions

Commercial Systems Segment Operating Earnings

(in millions)	2012	2011	2010
Segment operating earnings	$440	$381	$287
Percent of sales	20.6%	19.1%	16.2%

Commercial Systems Operating Earnings for 2012 compared to 2011

Commercial Systems operating earnings increased $59 million, or 15 percent, primarily due to the following:

•	incremental earnings from higher sales volume totaled $61 million, at a variable gross margin of 43 percent, which reflects the impact of lower margins on our Boeing 787 program revenues

•	partially offset by a $10 million reduction to operating earnings due to the absence of favorable adjustments recorded in the prior year to reduce certain customer incentive reserves

•
remaining variance of $8 million is primarily comprised of a net benefit from lower employee incentive compensation costs, partially offset by a $5 million bad debt charge recorded in the third quarter of fiscal year 2012 and higher warranty, employee medical and retirement benefit costs, as explained in the Cost of Sales section above

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to the incremental earnings from higher sales volume.

Commercial Systems Operating Earnings for 2011 compared to 2010

Commercial Systems operating earnings increased $94 million, or 33 percent, primarily due to the following:

•
$223 million sales increase discussed in the Commercial Systems sales section above resulted in a $109 million increase in costs and incremental operating earnings of $114 million, at a variable gross margin of 51 percent

•	$18 million benefit to operating earnings related to a change in estimate recorded in 2011 to reduce the provision for certain customer incentives

•	above items were partially offset by a $29 million reduction to operating earnings attributable to an increase in selling, general and administrative expenses as discussed in the SG&A section above

•	additional $9 million reduction to operating earnings resulted from higher company-funded R&D expense, as explained in the Cost of Sales section above

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to the incremental earnings from higher sales and the favorable impact of the adjustment to customer incentive reserves, partially offset by higher SG&A and company-funded R&D expenses.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of sales, SG&A and Other Income, net on the Consolidated Statement of Operations. General corporate, net is summarized as follows:

(in millions)	2012	2011	2010
General corporate, net	$42	$48	$54

General corporate, net expense decreased $6 million during 2012 as compared to 2011 primarily due to a reduction in employee incentive compensation costs, as discussed in the SG&A section above.

General corporate, net expense decreased $6 million during 2011 as compared to 2010 primarily due to a $13 million decrease in defined benefit pension expense that is described in the Retirement Plans section below, partially offset by a $7 million increase in certain SG&A costs, including employee incentive compensation, as discussed in the SG&A section above.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

(in millions)	2012	2011	2010
Pension benefits	$(13)	$(16)	$26
Other retirement benefits	18	10	5
Net benefit expense (income)	$5	$(6)	$31

Pension Benefits

In 2003, we amended our U.S. qualified and non-qualified pension plans covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. Concurrently, we replaced this benefit by supplementing our existing defined contribution savings plan to include an additional Company contribution effective October 1, 2006. The supplemental contribution to our existing defined contribution savings plan was $41 million, $39 million and $34 million for 2012, 2011 and 2010, respectively.

Defined benefit pension expense (income) for the years ended September 30, 2012, 2011 and 2010 was $(13) million, $(16) million and $26 million, respectively. Pension costs did not change significantly in 2012 compared to 2011. The lower pension expense in 2011 compared to 2010 was primarily due to the change in amortization period of actuarial gains and losses. In 2010, we amortized actuarial gains and losses over the average remaining service period of active participants, or about 11 years. Beginning in 2011, the amortization of such amounts changed to over the expected future life expectancy of inactive participants, or about 28 years. This change in amortization period was attributable to the fact that almost all of the plan's participants are now considered inactive due to the discontinuance of benefit accruals for most employees, as described above.

During 2012, the funded status of our pension plans went from a deficit of $1,407 million at September 30, 2011 to a deficit of $1,466 million at September 30, 2012. This was primarily due to the adverse impact of a decrease in the discount rate used to measure our U.S. pension obligations from 4.43 percent at September 30, 2011 to 3.56 percent at September 30, 2012, partially offset by an increase in plan assets driven by improved market returns in 2012. During 2011, the funded status of our pension plans went from a deficit of $1,185 million at September 30, 2010 to a deficit of $1,407 million at September 30, 2011, primarily due to a decrease in the discount rate used to measure our U.S. pension obligations from 4.85 percent at September 30, 2010 to 4.43 percent at September 30, 2011. In addition, the funded status was adversely impacted by a reduction in plan assets during 2011.

We expect defined benefit pension expense of $7 million in 2013, compared to $13 million of pension income in 2012. The expected $20 million increase in pension costs from 2012 to 2013 is primarily due to a decrease in our expected long-term return on plan assets assumption, from 8.75 percent in 2012 to 8.25 percent in 2013. The higher anticipated pension cost for 2013 is also adversely impacted by an increase in the amortization of net actuarial losses, which are the result of declining discount rates over the past few years.

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

In October 2012, subsequent to our 2012 year end, we made a $55 million contribution to our U.S. qualified pension plan. We plan to contribute an additional $55 million in 2013 for a total $110 million contribution, which we anticipate will fully satisfy the minimum statutory funding requirements for 2013. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns and interest rates. We may elect to make additional discretionary contributions during 2013 to further improve the funded status of this plan. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total $14 million in 2013.

Other Retirement Benefits

We have historically provided retiree medical and life insurance benefits to substantially all of our employees. We have undertaken two major actions over the past several years with respect to these benefits that have lowered both the current and future costs of providing these benefits:

•
in July of 2002, the pre-65 and post-65 retiree medical plans were amended to discontinue benefits for employees hired after September 30, 2006 and establish a fixed Company contribution. Additional premium contributions will be required from participants for all costs in excess of this fixed contribution amount. This amendment eliminated the risk to us related to health care cost escalations for retiree medical benefits going forward as additional contributions will be required from retirees for all costs in excess of our fixed contribution amount

•
as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, we amended our retiree medical plans on June 30, 2004 to discontinue post-65 prescription drug coverage effective January 1, 2008. Post-65 retirees have the option of receiving these benefits through Medicare. We believe the Medicare prescription drug benefit is generally better than the benefit that was provided by our discontinued post-65 drug plan

Other retirement benefits expense for the years ended September 30, 2012, 2011 and 2010 was $18 million, $10 million and $5 million, respectively. We expect other retirement benefits expense of approximately $15 million in 2013.

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

During 2012, we exercised the flexibility of our balance sheet and issued $250 million of 3.10 percent fixed rate unsecured debt. We used the proceeds from this debt, supplemented by available cash on hand, to make significant cash expenditures aimed at future growth and enhanced shareowner value, as shown below:

•	$714 million of cash payments for share repurchases

•	$138 million of capital expenditures

•	$157 million of dividend payments

In addition, we also made $126 million of pension plan contributions.

Operating Activities

(in millions)	2012	2011	2010
Cash provided by operating activities	$534	$657	$711

The $123 million decrease in cash provided by operating activities in 2012 compared to 2011 was primarily due to the following:

•
cash receipts from customers decreased by $114 million to $4,685 million in 2012 compared to $4,799 million in 2011, primarily due to the lower sales volume in 2012 as discussed in the Results of Operations section above and lower collections of receivables from customers, partially offset by higher progress payments received in advance of revenue recognition

•
payments for income taxes increased $112 million to $208 million in 2012 compared to $96 million in 2011 due to the differences in the timing of cash tax payments resulting from the retroactive extension of the Federal R&D tax credit that benefited the prior year and the expiration of the Federal R&D tax credit that increased cash payments in the current year

•
payments for employee incentive pay increased $62 million. Incentive pay is expensed in the year it is incurred and paid in the first fiscal quarter of the following year. During 2012, $133 million was paid for employee incentive pay costs incurred during 2011 as compared to $71 million paid in 2011 for employee incentive pay costs incurred during 2010

•
above items were partially offset by a decrease in payments for inventory and other operating costs of $206 million to $3,672 million in 2012 compared to $3,878 million in 2011. The decrease was primarily due to lower costs associated with the lower sales volume in 2012 discussed in the Results of Operations section above

The $54 million decrease in cash provided by operating activities in 2011 compared to 2010 was primarily due to the following:

•
payments for inventory and other operating costs increased $237 million to $3,878 million in 2011 compared to $3,641 million in 2010. The increase was primarily due to increased costs associated with the higher sales volume in 2011 discussed in the Results of Operations section above and an increase in inventory, primarily driven by:

◦
    higher pre-production engineering costs resulting from increased effort on programs such as the Airbus A350, various Bombardier platforms in the business jet market, and several international rotary and fixed-wing programs within Government Systems

◦
    additional increases to inventory resulting from the adverse impact of delayed funding authorizations from the U.S. Government, an increase to accommodate a transitional period of relocating certain production effort to other existing facilities and higher purchases of component parts to mitigate supply chain risks after the earthquake and tsunami in Japan

•
payments for employee incentive pay increased $71 million. Incentive pay is expensed in the year it is incurred and paid in the first fiscal quarter of the following year. During 2011, $71 million was paid for employee incentive pay costs incurred during 2010. No incentive pay costs were incurred for the full year 2009; accordingly, there was no 2010 payment for incentive pay

•
above items were partially offset by an increase in cash receipts from customers of $212 million to $4,799 million in 2011 compared to $4,587 million in 2010, primarily due to the higher sales volume in 2011 as discussed in the Results of Operations section above and higher collections of receivables from customers, including higher progress payments received in advance of revenue recognition

•
payments for income taxes decreased $29 million to $96 million in 2011 compared to $125 million in 2010 primarily due to the timing of cash tax payments related to the retroactive extension of the Federal R&D Tax credit

In 2013 cash provided by operating activities is expected to be in the range of $500 million to $600 million. The projected range of cash provided by operating activities accommodates a $110 million expected contribution to our U.S. qualified defined benefit pension plan and a projected $210 million net increase in pre-production engineering costs. We expect a majority of the projected 2013 operating cash flow to be generated in the second half of our fiscal year.

Investing Activities

(in millions)	2012	2011	2010
Cash used for investing activities	$(129)	$(92)	$(232)

The $37 million increase in cash used for investing activities in 2012 compared to 2011 was primarily due to the following:

•	cash proceeds received from the dispositions of property and businesses decreased by $44 million. The majority of this decrease is due to the absence of the Rollmet divestiture which occurred in 2011

•	the absence of proceeds of $20 million in 2011 from the sale of a short-term investment at a non-U.S. subsidiary

•	partially offset by:

◦
lower payments for the acquisition of businesses of $17 million. In 2012, there were no business acquisitions as compared to $17 million in payments in 2011 for the acquisitions of Blue Ridge Simulation, Inc. and Computing Technologies for Aviation, Inc.

◦	a $14 million decrease in capital expenditures

The $140 million reduction in cash used for investing activities in 2011 compared to 2010 was primarily due to the following:

•
in 2011 we received $44 million in proceeds from the divestiture of the Rollmet business and $14 million in proceeds from the disposition of property compared to $1 million received from the disposition of property in 2010

•	in 2011 we acquired Blue Ridge Simulation, Inc. and Computing Technologies for Aviation, Inc. for $17 million compared to the 2010 acquisition of Air Routing for $91 million

•	we received $20 million from the sale of a short-term investment at a non-U.S. subsidiary in 2011 which was purchased for $21 million in 2010

•	above items were partially offset by a $43 million increase in property additions

Financing Activities

(in millions)	2012	2011	2010
Cash used for financing activities	$(594)	$(471)	$(279)

The $123 million increase in cash used for financing activities in 2012 compared to 2011 was primarily due to the following:

•	cash repurchases of common stock increased $386 million to $714 million in 2012 from $328 million in 2011

•	partially offset by:

◦	net proceeds of $247 million from the issuance of long-term debt in November of 2011

◦	absence of a $24 million repayment of short-term debt at a non-U.S. subsidiary that occurred during 2011

The $192 million increase in cash used for financing activities in 2011 compared to 2010 was primarily due to the following:

•	cash repurchases of common stock increased $145 million to $328 million in 2011 from $183 million in 2010

•	repayment of short-term borrowings increased by $24 million in 2011 as short-term debt of $24 million outstanding at the end of 2010 was repaid during 2011

•	cash proceeds from stock option exercises decreased $16 million to $22 million in 2011 from $38 million in 2010

Share Repurchase Program

Cash flow from operations and the issuance of $250 million of 3.10 percent fixed rate debt in 2012 provided funds for repurchasing our common stock under our share repurchase program as follows:

(in millions, except per share amounts)	2012	2011	2010
Amount of share repurchases	$723	$322	$182
Number of shares repurchased	13.3	5.5	3.2
Weighted average price per share	$54.41	$58.50	$57.50

Approximately $16 million and $0 of the 2012 and 2011 share repurchases reflected in the table above are included within accounts payable at September 30, 2012 and 2011, respectively, and are reflected as a non-cash transaction in our Consolidated Statement of Cash Flows.

Dividends

We declared and paid cash dividends of $157 million, $148 million and $151 million in 2012, 2011 and 2010, respectively. Based on our current dividend policy, we will pay quarterly cash dividends which, on an annual basis, will equal $1.20 per share. We expect to fund dividends using cash generated from operations. The declaration and payment of future dividends is at the sole discretion of the Board of Directors.

Financial Condition and Liquidity

We have historically maintained a capital structure characterized by conservative levels of debt outstanding that enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners. A comparison of key elements of our financial condition as of September 30, 2012 and 2011 are as follows:

	September 30
(in millions)	2012	2011
Cash and cash equivalents	$335	$530
Long-term debt, net	(779)	(528)
Net debt (1)	$(444)	$2
Total equity	$1,264	$1,528
Debt to total capitalization (2)	38%	26%
Net debt to total capitalization (3)	26%	—%

(1)	Calculated as total of long-term debt, net (Total debt), less cash and cash equivalents

(2)	Calculated as Total debt divided by the sum of Total debt plus Total equity

(3)	Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. As of September 30, 2012, approximately 75 percent of our cash and cash equivalents resides at non-U.S. locations and may not be readily accessible for use in the U.S. due to potential adverse income tax implications and other statutory limitations. Due to the fluctuations of cash flows, we supplement our internally generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At September 30, 2012 and September 30, 2011, there were no short-term commercial paper borrowings outstanding. The maximum amount of short-term borrowings outstanding during 2012 was $330 million and the maximum amount outstanding during 2011 was $345 million.

In the event our access to the commercial paper markets is impaired, we have access to an $850 million Revolving Credit Facility through a network of banks that matures in 2016, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at September 30, 2012 based on this financial covenant was 21 percent. We had no borrowings at September 30, 2012 under our Revolving Credit Facility.

In addition, alternative sources of liquidity could include funds available from the issuance of equity securities, debt securities and potential asset securitization strategies. To date, we have not raised capital through the issuance of equity securities as we prefer to use debt financing to lower our overall cost of capital and increase our return on shareowners' equity.

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing in terms of interest rates. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of September 30, 2012:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Stable
Moody’s Investors Service	P-1	A1	Negative
Standard & Poor’s	A-1	A	Stable

We were in compliance with all debt covenants at September 30, 2012 and September 30, 2011.

Off-balance Sheet Arrangements

As of September 30, 2012, other than operating leases, we had no material off-balance sheet arrangements, including guarantees, retained or contingent interests in assets transferred to unconsolidated entities, derivative instruments indexed to our stock and classified in shareowners' equity on our Consolidated Statement of Financial Position or variable interests in entities that provide financing, liquidity, market risk or credit risk support to our Company.

Contractual Obligations

The following table summarizes certain of our contractual obligations as of September 30, 2012, as well as when these obligations are expected to be satisfied.

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Long-term debt	$750	$—	$200	$—	$550
Interest on long-term debt	199	33	52	48	66
Non-cancelable operating leases	249	64	103	49	33
Purchase obligations:
Purchase orders	991	811	150	5	25
Purchase contracts	100	50	30	10	10
Total	$2,289	$958	$535	$112	$684

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

The table excludes obligations with respect to pension and other post-retirement benefit plans (see Note 11 of the Notes to Consolidated Financial Statements in Item 8 below). We plan to contribute $110 million to our U.S. qualified pension plan in 2013, which will fully satisfy the minimum statutory funding requirements for 2013. In October 2012, subsequent to fiscal year end, $55 million of this amount was contributed to the plan. For years beyond 2013, the actual amounts required to be contributed to our U.S. qualified pension plan are dependent upon, among other things, interest rates and underlying asset returns. With the exception of certain bargaining unit plans, payments due under other post-retirement benefit plans are funded as the expenses are incurred.

In addition, the table excludes liabilities for unrecognized tax benefits, which totaled $42 million at September 30, 2012, as we cannot reasonably estimate the ultimate timing of cash settlements to the respective taxing authorities (see Note 16 of the Notes to Consolidated Financial Statements in Item 8 below).

The following table reflects certain of our commercial commitments as of September 30, 2012:

	Amount of Commitment Expiration by Period
(in millions)	Total Amount Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Letters of credit*	$71	$57	$13	$1	$—

* See Note 19 of the Notes to Consolidated Financial Statements in Item 8 below for a discussion of letters of credit.
In addition to the obligations disclosed above, we occasionally enter into offset agreements, required by certain customers in some non-U.S. countries, as a condition to obtaining contract awards for our products and services. These agreements, which generally extend over several years, are customary in our industry and are designed to enhance the social and economic environment of the country in which our customers operate. These commitments may be satisfied through activities that do not require us to use cash, including transfer of technology, providing manufacturing and other consulting support to in-country projects, strategic alliances and transactions conducted by third parties (e.g., our vendors). These agreements may also be satisfied through our use of cash for activities such as placement of direct work or vendor orders for supplies and/or services, building or leasing facilities for in-country operations, in-country employment of a non-U.S. country's citizens and other forms of assistance in the applicable country. The offset rules and regulations, as well as the underlying contracts, may differ from one country to another.

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

At September 30, 2012, we had outstanding offset obligations totaling approximately $237 million that extend through 2021. The amounts ultimately applied against our offset requirements are based on negotiations with the customer and the cost to fulfill the obligation is typically only a fraction of the original obligation above.

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

Accounting for Long-Term Contracts

A substantial portion of our sales to government customers and certain of our sales to commercial customers are made pursuant to long-term contracts requiring development and delivery of products over several years and often contain fixed-price purchase options for additional products. Certain of these contracts are accounted for under the percentage-of-completion method of accounting. Sales and earnings under the percentage-of-completion method are recorded either as products are shipped under the units-of-delivery method (for production effort), or based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort). Approximately 20 percent of our sales are accounted for under the percentage-of-completion method of accounting.

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

Estimates of profit margins for contracts are typically reviewed by management on a quarterly basis. Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and cost estimates, the combining of contracts or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. Cumulative catch-up adjustments resulting from changes in estimates did not have a material effect on our results of operations during the years ended September 30, 2012, 2011 or 2010.

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

	September 30
(in millions)	2012	2011
Pre-production engineering costs	$569	$446
Up-front sales incentives	186	173
Total Program Investments	$755	$619

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

We also provide up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a customer relationship intangible asset and are amortized using a units-of-delivery method over the period we have received a contractually enforceable right related to the incentives, up to 15 years. Amortization is based on our expectation of delivery rates on a program-by-program basis. Amortization begins when we start recognizing revenue as we deliver equipment for the program. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales.

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

As of September 30, 2012, Intangible assets include $14 million of up-front sales incentives related to Hawker Beechcraft, Inc., who declared bankruptcy in 2012. We currently estimate this balance to be recoverable. We evaluate the carrying amount of Program Investments for recovery at least annually or when potential indicators of impairment exist, such as a change in the estimated number of products to be delivered under a program. No impairment charges related to Program Investments were recorded in 2012, 2011 or 2010. While we believe our Program Investments are recoverable over time, the cancellation of a program by a customer would represent the most significant impairment factor related to Program Investments. Due to the long-term nature of the procurement cycle and the significant investment required to bring a program to market in the aerospace and defense industry, we believe the likelihood of a customer abruptly canceling a program is remote. We also evaluate our amortization of Program Investments quarterly based on our expectation of delivery rates on a program-by-program basis. The impact of changes in expected delivery rates on the Program Investments' amortization is adjusted as needed on a prospective basis. There were no significant changes in the rate of Program Investment amortization and no significant cumulative adjustments recorded in 2012, 2011 and 2010.

Amortization expense for pre-production engineering costs and up-front sales incentives for 2012, 2011 and 2010 was as follows:

(in millions)	2012	2011	2010
Amortization of pre-production engineering	$18	$15	$15
Amortization of up-front sales incentives	9	6	4
Total amortization of Program Investments	$27	$21	$19

As disclosed in Note 6 of the Notes to Consolidated Financial Statements, the weighted average amortization period for pre-production engineering costs is approximately ten years. As disclosed in Note 8 of the Notes to Consolidated Financial Statements, the weighted average amortization period for up-front sales incentives is approximately nine years. Anticipated amortization expense for Program Investments for fiscal years 2013 and beyond is summarized below:

(in millions)	2013	2014	2015	2016	2017	Thereafter
Anticipated amortization expense for pre-production engineering costs	$26	$42	$59	$70	$77	$295
Anticipated amortization expense for up-front sales incentives	8	14	20	26	22	96
Total anticipated amortization for Program Investments	$34	$56	$79	$96	$99	$391

Pre-production engineering costs comprise 43 percent of our total Inventory balance at September 30, 2012, compared to 37 percent in the prior year. Pre-production engineering costs increased $123 million from September 30, 2011 to September 30, 2012. The majority of this increase was attributable to a $104 million increase within Commercial Systems, driven by increased spending on programs with Bombardier and Airbus. The remaining increase of $19 million was within Government Systems. Additionally, up-front sales incentives to Commercial Systems customers increased $13 million from September 30, 2011 to September 30, 2012. Growth in our Program Investments continues to be driven by the expanded market share our Company successfully captured over the past several years. Commercial Systems has secured positions on several key platforms in the air transport market, including the Boeing 787, Boeing 747-8 and Airbus A350. In the business and regional jet market, our Pro Line Fusion avionics system has been selected by customers around the globe, including Bombardier, Embraer and Gulfstream. Our customers have provided us a contractual guarantee for reimbursement on several of these programs; as such, our capitalized pre-production engineering costs have increased for these programs as the Company continues development efforts. Our Government Systems business has also contributed to the growth in pre-production engineering costs, as we ramp up efforts on several international rotary and fixed-wing programs that we recently won.

We expect the long-term supply arrangements resulting from these recent program wins to deliver significant revenues and profits to us over the next several years, continuing over the life of the aircraft platforms (which can range from ten to twenty years); as such, we believe our Program Investments are recoverable.

We expect the balance of our capitalized Program Investment costs will continue to increase over the next several years. Looking forward to 2013, we expect pre-production engineering costs to increase approximately $210 million, primarily within Commercial Systems. We primarily fund our Program Investments with cash generated from operating activities. Our 2013 guidance for cash provided by operating activities accommodates the anticipated increase in pre-production engineering costs.

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

Deferred tax assets and liabilities are recorded for tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The future realization of our deferred tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law and, to a lesser extent, our ability to execute successful tax planning strategies. Management believes it is more likely than not that the current and long-term deferred tax assets will be realized through the reduction of future taxable income, except for deferred tax assets which have been fully reserved and primarily relate to foreign net operating losses. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our net deferred tax assets, and require us to provide a valuation allowance against our net deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

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

Goodwill

As of September 30, 2012, we had $780 million of goodwill related to various business acquisitions. We perform impairment tests on goodwill on an annual basis during the second quarter of each fiscal year, or on an interim basis if events or circumstances indicate that it is more likely than not that impairment has occurred.

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

The valuation methodology and underlying financial information that is used to estimate the fair value of our reporting units requires significant judgments to be made by management. These judgments include, but are not limited to, the long-term projections of future financial performance and the selection of appropriate discount rates used to present value future cash flows. Our five-year strategic operating plan serves as the basis for these valuations and represents our best estimate of future business conditions in our industry as well as our ability to compete. Discount rates are determined based upon the weighted average cost of capital for a set of comparable companies adjusted for risks associated with our different operations. Our goodwill impairment tests that were performed in the second quarter of 2012, 2011 and 2010 yielded no impairments. In addition, based upon the results of our 2012 impairment testing, none of our reporting units were at risk of their carrying value of net assets exceeding their respective fair value. If there were a significant downturn in our business, we could incur a goodwill impairment.

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

As shown in Note 19 of the Notes to Consolidated Financial Statements in Item 8 below, the carrying amount of accrued product warranty costs has declined $91 million from a balance of $217 million at September 30, 2009, to a balance of $126 million at September 30, 2012. This trend is driven by a variety of factors.

Approximately $40 million of the decline from 2009 to 2012 is attributable to the Commercial Systems business. A primary source of warranty risk for Commercial Systems in the past related to sales of wide-body in-flight entertainment products and systems. As discussed in the Commercial Systems Results of Operations section above, sales related to Wide-body IFE have declined significantly over the past several years due to the Company's previously announced decision to cease investing in this product area. As sales volumes related to Wide-body IFE continue to decline and warranty periods on these legacy products expire, our warranty reserve balance has also been reduced. Product reliability improvements have also favorably impacted incurred warranty costs within Commercial Systems, contributing to a lower warranty reserve.

The remaining decrease in our accrued warranty balance from 2009 to 2012 is primarily attributable to certain favorable adjustments recorded by Government Systems in 2012, 2011 and 2010 to reduce warranty reserves for changes in estimate, as shown in Note 19 of the Notes to Consolidated Financial Statements in Item 8 below. These reductions were driven by the completion of certain Government Systems programs that no longer require a warranty and a favorable impact from lower than anticipated repair costs across various product areas.

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

The expected rate of return is our estimate of the long-term earnings rate on our pension plan assets and is based upon both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. Differences between the actual and expected rate of return on plan assets can impact our expense for pension benefits. In 2013, we are reducing our expected rate of return on plan assets by 50 basis points, down to 8.25 percent from the 8.75 percent used in 2012. This reduction in our expected rate of return assumption will serve to increase pension costs in 2013.

Holding all other factors constant, the estimated impact on 2012 pension income and pension benefit obligation for our U.S. plans caused by hypothetical changes to key assumptions is as follows:

(in millions)	Change in Assumption
Assumption	25 Basis Point Increase	25 Basis Point Decrease
Pension obligation discount rate	$105 pension projected benefit obligation decrease	$108 pension projected benefit obligation increase
Expected long-term rate of return on plan assets	$6 additional pension income	$6 decrease to pension income

As disclosed in Note 11 of the Notes to the Consolidated Financial Statements in Item 8 below, beginning in 2011, actuarial gains and losses (including those resulting from a change in the pension obligation discount rate) are amortized over the expected future life expectancy of inactive participants, or about 28 years. In 2010, actuarial gains and losses were amortized over the average remaining service period of active participants, or about 11 years. This change in pension amortization period was the primary factor impacting the $42 million decrease in pension expense from 2010 to 2011. This change in amortization period also resulted in our pension expense (income) being less sensitive to changes in the discount rate assumption. An increase or decrease of 25 basis points in the pension obligation discount rate would impact 2012 pension income by less than $2 million.

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

Management believes its primary source of risk for excess and obsolete inventory is derived from life-time buy inventory. Life-time buy inventory consists of inventory that is typically no longer being produced by our vendors but for which we purchase multiple years of supply in order to meet production and service requirements over the life span of a product. Total life-time buy inventory on hand at September 30, 2012 was $100 million.

Excluding pre-production engineering costs and progress payments, we had $851 million of gross inventory on hand at September 30, 2012 with $86 million of inventory valuation reserves. Although management believes these reserves are adequate, any abrupt changes in market conditions may require us to record additional inventory valuation reserves which could have a material adverse effect on our results of operations in the period in which these additional reserves are required. Pre-production engineering costs are discussed in the "Program Investments" section of our Critical Accounting Policies above.

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

At September 30, 2012, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $200 million and a fair value of $210 million. In November 2003 we converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less .075 percent by executing “receive fixed, pay variable” interest rate swap contracts. At September 30, 2012, we also had $300 million of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $299 million and a fair value of $363 million. In January 2010 we converted $150 million of this fixed rate debt to floating rate debt based on six-month LIBOR plus 1.235 percent. Finally, at September 30, 2012, we had $250 million of 3.10 percent fixed rate unsecured long-term debt with a carrying value of $249 million and a fair value of $264 million.

A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $7 million. The fair value of the $250 million notional value of interest rate swap contracts was a $31 million net asset at September 30, 2012. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 17 and 18 in the Notes to Consolidated Financial Statements in Item 8 below.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $393 million and $502 million at September 30, 2012 and September 30, 2011, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a net asset of $2 million and $1 million at September 30, 2012 and September 30, 2011, respectively. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at September 30, 2012 by $8 million. For more information related to outstanding currency forward exchange contracts, see Notes 17 and 18 in the Notes to Consolidated Financial Statements in Item 8 below.

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

/s/ CLAYTON M. JONES	/s/ PATRICK E. ALLEN
Clayton M. Jones Chairman & Chief Executive Officer	Patrick E. Allen Senior Vice President & Chief Financial Officer

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

Management assessed the effectiveness of Rockwell Collins' internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management determined that Rockwell Collins maintained effective internal control over financial reporting as of September 30, 2012.

Rockwell Collins' internal control over financial reporting as of September 30, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included within the Controls and Procedures section in Item 9A of this Form 10-K.

/s/ CLAYTON M. JONES	/s/ PATRICK E. ALLEN
Clayton M. Jones Chairman & Chief Executive Officer	Patrick E. Allen Senior Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the accompanying consolidated statements of financial position of Rockwell Collins, Inc. and subsidiaries (the "Company") as of September 28, 2012 and September 30, 2011, and the related consolidated statements of operations, cash flows, equity and comprehensive income for each of the three years in the period ended September 28, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2012 and September 30, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 28, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 13, 2012

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions, except per share amounts)

	September 30
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$335	$530
Receivables, net	971	969
Inventories, net	1,332	1,195
Current deferred income taxes	58	106
Other current assets	91	89
Total current assets	2,787	2,889

Property	773	754
Goodwill	780	780
Intangible Assets	291	308
Long-term Deferred Income Taxes	455	448
Other Assets	228	210
TOTAL ASSETS	$5,314	$5,389
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$475	$485
Compensation and benefits	269	324
Advance payments from customers	288	269
Accrued customer incentives	174	128
Product warranty costs	126	148
Other current liabilities	108	141
Total current liabilities	1,440	1,495

Long-term Debt, Net	779	528
Retirement Benefits	1,693	1,633
Other Liabilities	138	205

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,460	1,437
Retained earnings	3,708	3,288
Accumulated other comprehensive loss	(1,607)	(1,497)
Common stock in treasury, at cost (shares held: September 30, 2012, 41.6; September 30, 2011, 30.5)	(2,304)	(1,707)
Total shareowners’ equity	1,259	1,523
Noncontrolling interest	5	5
Total equity	1,264	1,528
TOTAL LIABILITIES AND EQUITY	$5,314	$5,389

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Year Ended September 30
	2012	2011	2010
Sales	$4,726	$4,806	$4,631

Costs, expenses and other:
Cost of sales	3,324	3,427	3,353
Selling, general and administrative expenses	543	533	476
Interest expense	27	19	20
Other income, net	(25)	(28)	(14)
Total costs, expenses and other	3,869	3,951	3,835

Income from continuing operations before income taxes	857	855	796
Income tax expense	248	240	239
Income from continuing operations	609	615	557

Income from discontinued operations, net of taxes	—	19	4

Net income	$609	$634	$561

Earnings per share:
Basic
Continuing operations	$4.19	$3.99	$3.55
Discontinued operations	—	0.12	0.02
Basic earnings per share	$4.19	$4.11	$3.57

Diluted
Continuing operations	$4.15	$3.94	$3.50
Discontinued operations	—	0.12	0.02
Diluted earnings per share	$4.15	$4.06	$3.52

Weighted average common shares:
Basic	145.3	154.2	157.1
Diluted	146.8	156.1	159.2

Cash dividends per share	$1.08	$0.96	$0.96

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30
	2012	2011	2010
Operating Activities:
Net income	$609	$634	$561
Adjustments to arrive at cash provided by operating activities:
Restructuring, asset impairment and customer bankruptcy charges (adjustment)	65	27	(1)
Gain on sale of business	—	(27)	—
Depreciation	117	108	115
Amortization of intangible assets and pre-production engineering costs	57	51	52
Stock-based compensation expense	24	24	24
Compensation and benefits paid in common stock	69	68	64
Excess tax benefit from stock-based compensation	(9)	(7)	(17)
Deferred income taxes	105	93	86
Pension plan contributions	(126)	(113)	(110)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(29)	49	(32)
Production inventory	(63)	(121)	(16)
Pre-production engineering costs	(141)	(141)	(95)
Accounts payable	(28)	58	43
Compensation and benefits	(77)	61	64
Advance payments from customers	22	(55)	(25)
Accrued customer incentives	46	(4)	10
Product warranty costs	(21)	(35)	(34)
Income taxes	(68)	59	48
Other assets and liabilities	(18)	(72)	(26)
Cash Provided by Operating Activities	534	657	711

Investing Activities:
Property additions	(138)	(152)	(109)
Acquisition of businesses, net of cash acquired	—	(17)	(96)
Proceeds from the disposition of property	17	14	1
Acquisition of intangible assets	(4)	(4)	(7)
Proceeds (sales price adjustment) from business divestiture	(3)	44	—
Cash provided to customer	—	(237)	—
Collection of cash provided to customer	—	237	—
Purchase of short-term investments	—	—	(21)
Proceeds from sale of short-term investments	—	20	—
Other investing activities	(1)	3	—
Cash Used for Investing Activities	(129)	(92)	(232)

Financing Activities:
Purchases of treasury stock	(714)	(328)	(183)
Cash dividends	(157)	(148)	(151)
Repayment of short-term borrowings	—	(24)	—
Increase in long-term borrowings	247	—	—
Proceeds from the exercise of stock options	21	22	38
Excess tax benefit from stock-based compensation	9	7	17
Cash Used for Financing Activities	(594)	(471)	(279)

Effect of exchange rate changes on cash and cash equivalents	(6)	1	—

Net Change in Cash and Cash Equivalents	(195)	95	200
Cash and Cash Equivalents at Beginning of Period	530	435	235
Cash and Cash Equivalents at End of Period	$335	$530	$435
See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF EQUITY
AND COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30
	2012	2011	2010
Common Stock
Beginning and ending balance	$2	$2	$2

Additional Paid-In Capital
Beginning balance	1,437	1,420	1,395
Tax benefit from stock-based compensation	11	7	17
Shares issued under stock option and benefit plans	(12)	(14)	(16)
Stock-based compensation	24	24	24
Ending balance	1,460	1,437	1,420

Retained Earnings
Beginning balance	3,288	2,816	2,444
Net income	609	634	561
Cash dividends	(157)	(148)	(151)
Shares issued under stock option and benefit plans	(32)	(14)	(38)
Ending balance	3,708	3,288	2,816

Accumulated Other Comprehensive Loss
Beginning balance	(1,497)	(1,259)	(1,080)
Pension and other retirement benefit adjustment	(126)	(217)	(171)
Currency translation gain (loss)	13	(21)	(8)
Unrealized gain from foreign currency cash flow hedges	3	—	—
Ending balance	(1,607)	(1,497)	(1,259)

Common Stock in Treasury
Beginning balance	(1,707)	(1,497)	(1,469)
Share repurchases	(723)	(322)	(182)
Shares issued from treasury	126	112	154
Ending balance	(2,304)	(1,707)	(1,497)

Total Shareowners' Equity	1,259	1,523	1,482

Noncontrolling Interest
Beginning balance	5	4	3
Other changes in equity attributable to noncontrolling interest	—	1	1
Ending balance	5	5	4
Total Equity	$1,264	$1,528	$1,486

Comprehensive Income
Net income	$609	$634	$561
Other comprehensive loss, net of taxes (2012, $73; 2011, $130; 2010, $95)	(110)	(238)	(179)
Comprehensive income	$499	$396	$382
See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Description and Basis of Presentation

Rockwell Collins, Inc. (the Company or Rockwell Collins) designs, produces and supports communications and aviation electronics for commercial and military customers worldwide.

The Company operates on a 52/53 week fiscal year ending on the Friday closest to September 30. Each of 2012, 2011 and 2010 was a 52-week fiscal year. For ease of presentation, September 30 is utilized consistently throughout these financial statements and notes to represent the fiscal year end date. All date references contained herein relate to the Company's fiscal year unless otherwise stated.

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

Foreign Currency Translation and Transactions
The functional currency for significant subsidiaries operating outside the United States is typically their respective local currency. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rate at the balance sheet date. Sales, costs and expenses are translated at the average exchange rates in effect during the period. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive loss within the Consolidated Statement of Equity and Comprehensive Income.

Foreign exchange transaction gains and losses due to the remeasurement of account balances in foreign currencies are included within the Consolidated Statement of Operations and were not material to the Company's results of operations for 2012, 2011 and 2010.

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

Sales related to long-term contracts requiring development and delivery of products over several years are accounted for under the percentage-of-completion method of accounting in accordance with the Construction-Type and Production-Type Contracts subtopic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification. The percentage-of-completion method is predominately used in the Government Systems segment and sales and earnings under qualifying contracts are recorded either as products are shipped under the units-of-delivery method (for production effort), or based on the ratio of actual costs incurred to total estimated costs expected to be

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

incurred related to the contract under the cost-to-cost method (for development effort). Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Sales and costs related to profitable purchase options are included in estimates only when the options are exercised whereas sales and costs related to unprofitable purchase options are included in estimates when exercise is determined to be probable. Sales related to change orders are included in estimates only if they can be reliably estimated and collectability is reasonably assured. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. Cumulative catch-up adjustments resulting from changes in estimates did not have a material effect on our results of operations during the years ended September 30, 2012, 2011 or 2010.

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

Cash and Cash Equivalents
Cash and cash equivalents include time deposits, certificates of deposit with original maturity dates of three months or less and money market funds.

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

Inventories
Inventories are stated at the lower of cost or market using costs which approximate the first-in, first-out method, less related progress payments received. Inventoried costs include direct costs of manufacturing, certain engineering costs and allocable overhead costs. The Company regularly compares inventory quantities on hand on a part level basis to estimated forecasts of product demand and production requirements as well as historical usage. Based on these comparisons, management establishes an excess and obsolete inventory reserve as needed. Inventory valuation reserves were $86 million and $93 million at September 30, 2012 and 2011, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Progress Payments
Progress payments relate to both receivables and inventories and represent cash collected from government-related contracts whereby the governments have a legal right of offset related to the receivable or legal title to the work-in-process inventory.

Property
Property is stated at acquisition cost, net of accumulated depreciation. Depreciation of property is generally provided using straight-line methods over the following estimated useful lives: buildings and improvements, 15-40 years; machinery and equipment, 6-15 years; information systems software and hardware, 5-10 years; and furniture and fixtures, 6-12 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis.

Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense in the period incurred. The fair value of liabilities associated with the retirement of property is recorded when there is a legal or contractual requirement to incur such costs and the costs are reasonably estimable. Upon the initial recognition of a contractual or legal liability for an asset retirement obligation, the Company capitalizes the asset retirement cost by increasing the carrying amount of the property by the same amount as the liability. This asset retirement cost is then depreciated over the estimated useful life of the underlying property. The Company did not have any significant asset retirement obligations at September 30, 2012 and 2011.

Goodwill and Intangible Assets
Goodwill and intangible assets generally result from business acquisitions. The purchase price of the acquisition is assigned to tangible and intangible assets and liabilities assumed based on fair value. The excess of the purchase price over the amounts assigned is recorded as goodwill. Assets acquired and liabilities assumed are allocated to the Company's reporting units based on the Company's integration plans and internal reporting structure. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized, but reviewed at least annually for impairment.

Customer Relationship Up-Front Sales Incentives
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

Accrued Customer Incentives
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

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate that the carrying amount of a long-lived asset is more likely than not unrecoverable. Assets held for disposal are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. See Note 23 for discussion of certain asset impairments recorded in 2012 and 2011.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and indefinite-lived intangible assets are tested annually for impairment with more frequent tests performed if indications of impairment exist. The Company's annual impairment testing date is in the second quarter of each fiscal year. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. Goodwill is potentially impaired if the carrying value of a reporting unit exceeds its estimated fair value. Management determines fair value using a discounted future cash flow analysis and other accepted valuation techniques. The Company's annual impairment testing performed in the second quarter of 2012, 2011 and 2010 yielded no impairments of goodwill or indefinite-lived intangible assets.

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

Income Taxes
Current tax liabilities and assets are based upon an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which the Company is subject to tax. As part of the determination of its tax liability, management exercises considerable judgment in evaluating tax positions taken by the Company in determining the income tax provision and establishes reserves for uncertain tax positions in accordance with the Income Taxes topic of the FASB Accounting Standards Codification. Deferred tax assets and liabilities are recorded for the estimated future tax effects attributable to temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and their respective carrying amounts for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Concentration of Risks
The Company's products and services are concentrated within the aerospace and defense industries with customers consisting primarily of military and commercial aircraft manufacturers, commercial airlines and the U.S. Government and non-U.S. governments. As a result of this industry focus, the Company's current and future financial performance is largely dependent upon the overall economic conditions within these industries. In particular, the commercial aerospace market has been historically cyclical and subject to downturns during periods of weak economic conditions, which could be prompted by or exacerbated by political or other domestic or international events. The defense market may be affected by changes in budget appropriations, procurement policies, political developments both domestically and abroad and other factors. The Budget Control Act of 2011 (BCA) imposes spending caps and certain reductions in security spending over a ten-year period through 2021. Absent additional Congressional action, further budget cuts (or sequestration) as outlined in the BCA will be implemented on January 3, 2013. Future reductions in U.S. Government security spending could have a significant adverse impact on the financial results of the Company's Government Systems operating segment. While management believes the Company's product offerings are well positioned to meet the needs of its customer base, any material deterioration in the economic and environmental factors that impact the aerospace and defense industries could have a material adverse effect on the Company's results of operations, financial position or cash flows.

In addition to the overall business risks associated with the Company's concentration within the aerospace and defense industries, the Company is also exposed to a concentration of collection risk on credit extended to commercial airlines and business jet aircraft manufacturers. At September 30, 2012, accounts receivable due from U.S. and international commercial airlines were approximately $31 million and $37 million, respectively. At September 30, 2012, accounts receivable due from business jet aircraft manufacturers were approximately $125 million. The Company performs ongoing credit evaluations on the financial condition of all of its customers and maintains allowances for uncollectible accounts receivable based on expected collectability. Although management believes its allowances are adequate, the Company is not able to predict with certainty the changes in the financial stability of its customers. Any material change in the financial status of any one or group of customers could have a material adverse effect on the Company's results of operations, financial position or cash flows. See Note 5 for further discussion on customer bankruptcy charges.

As of September 30, 2012, approximately 10 percent of the Company's employees were represented by collective bargaining agreements, which are generally set to expire between May 2013 and September 2015.

Recently Adopted Accounting Standards
In May 2011, the FASB amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment became effective for the Company in the second quarter of 2012 with no significant impact to the Company's financial statements.

Recently Issued Accounting Standards
In June 2011, the FASB amended requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2013. The adoption of this guidance will not impact the Company's financial position, results of operations or cash flows and will only impact the presentation of OCI on the financial statements.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Acquisitions

During the years ended September 30, 2012, 2011 and 2010, the Company completed three acquisitions that are summarized as follows:

				Intangible Assets
(dollars in millions)	Fiscal Year Acquired	Cash Purchase Price(1)	Goodwill	Finite Lived	Weighted Average Life in Years
Computing Technologies for Aviation, Inc.	2011	$11	$10	$3	9
Blue Ridge Simulation, Inc.	2011	6	6	1	9
AR Group, Inc.	2010	91	58	39	14

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

Pro-forma results for 2012, 2011 and 2010, assuming the acquisitions were made at the beginning of the year, are not presented as the pro-forma information would not be materially different from the consolidated reported results.

4.	Discontinued Operations

On July 22, 2011, the Company sold its Rollmet product line. The sale price, net of a post-closing adjustment based on the final closing balance sheet, was $41 million, resulting in a gain of $17 million, net of tax. The Rollmet product line

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provided seamless alloy and stainless steel pipes and propulsion system components for the energy, petrochemical and defense industries. The Company divested this non-core product line to focus on its primary business strategies. Rollmet's operating results are included in discontinued operations in the Company's Consolidated Statement of Operations for all periods presented.

Results of discontinued operations are as follows:

	Year Ended September 30
(in millions)	2012	2011	2010
Sales	$—	$19	$34
Income from discontinued operations before income taxes	—	4	6

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	September 30, 2012	September 30, 2011
Billed	$810	$718
Unbilled	366	404
Less progress payments	(169)	(143)
Total	1,007	979
Less allowance for doubtful accounts	(36)	(10)
Receivables, net	$971	$969

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included within Other Assets. Total receivables due from the U.S. Government including the Department of Defense and state and local agencies, both directly and indirectly through subcontracts, were $284 million at September 30, 2012 and $388 million at September 30, 2011. U.S. Government unbilled receivables, net of progress payments, were $93 million and $136 million at September 30, 2012 and 2011, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

The Company is exposed to a concentration of collection risk on credit extended to airlines and aircraft manufacturers. During fiscal year 2012, certain customers filed for Chapter 11 bankruptcy protection, including certain commercial airline customers and Hawker Beechcraft, Inc. (HBC), a business jet manufacturing customer who filed for Chapter 11 bankruptcy protection on May 3, 2012. As of September 30, 2012, total pre-petition accounts receivable due from these financially troubled customers, prior to applying the allowance for doubtful accounts, were approximately $38 million. During the twelve months ended September 30, 2012, the Company recorded bad debt reserves of $29 million related to these receivable balances. The bad debt charge is included within Selling, general, and administrative expenses on the Condensed Consolidated Statement of Operations, with approximately $23 million recorded as a general corporate expense, approximately $5 million recorded within the Company's Commercial Systems segment and the remaining $1 million recorded within the Company's Government Systems segment.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	September 30, 2012	September 30, 2011
Finished goods	$168	$180
Work in process	254	265
Raw materials, parts and supplies	343	340
Less progress payments	(2)	(36)
Total	763	749
Pre-production engineering costs	569	446
Inventories, net	$1,332	$1,195

As of September 30, 2012, $360 million of the pre-production engineering costs is related to programs with Airbus and Bombardier.

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter
Anticipated amortization expense for pre-production engineering costs	$26	$42	$59	$70	$77	$295

Amortization expense for pre-production engineering costs for 2012, 2011 and 2010 was $18 million, $15 million and $15 million, respectively. In 2012 the Company reclassified this amortization on the Consolidated Statement of Cash Flows from changes in Inventories to Amortization of intangible assets and pre-production engineering costs for all periods presented. As of September 30, 2012, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 10 years.

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to pre-production engineering costs and life-time-buy inventory not expected to be realized within one year of $607 million and $485 million at September 30, 2012 and 2011, respectively. Life-time-buy inventory is inventory that is typically no longer produced by the Company's vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Property

Property is summarized as follows:

(in millions)	September 30, 2012	September 30, 2011
Land	$10	$14
Buildings and improvements	383	372
Machinery and equipment	1,045	1,002
Information systems software and hardware	326	310
Furniture and fixtures	66	66
Construction in progress	88	89
Total	1,918	1,853
Less accumulated depreciation	(1,145)	(1,099)
Property	$773	$754

As of September 30, 2011, Land and Buildings and improvements included $8 million associated with the carrying value of the vacated Irvine, California facility. In June 2012, the Company sold the Irvine facility and realized a gain of $5 million, which is included in Other income, net on the Condensed Consolidated Statement of Operations.

Property additions acquired by incurring accounts payable, which are reflected as a non-cash transaction in the Company's Consolidated Statement of Cash Flows, were $23 million, $21 million and $15 million at September 30, 2012, 2011 and 2010, respectively.

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Total
Balance at September 30, 2010	$509	$257	$766
Blue Ridge acquisition	6	—	6
CTA acquisition	—	10	10
Rollmet divestiture	—	(1)	(1)
Foreign currency translation adjustments	(1)	—	(1)
Balance at September 30, 2011	514	266	780
Foreign currency translation adjustments	—	—	—
Balance at September 30, 2012	$514	$266	$780

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company's 2012 and 2011 impairment tests resulted in no impairment.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets are summarized as follows:

	September 30, 2012			September 30, 2011
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$221	$(159)	$62	$219	$(140)	$79
Customer relationships:
Acquired	91	(57)	34	90	(48)	42
Up-front sales incentives	212	(26)	186	190	(17)	173
License agreements	13	(8)	5	18	(9)	9
Trademarks and tradenames	15	(13)	2	15	(12)	3
Intangible assets with indefinite lives:
Trademarks and tradenames	2	—	2	2	—	2
Intangible assets	$554	$(263)	$291	$534	$(226)	$308

As described in Note 23, Restructuring and Asset Impairment Charges, Net, the Company's Commercial Systems business impaired a license agreement in 2012 that resulted in a $4 million reduction to Intangible assets and the expense was recorded within Cost of Sales. In 2011, the Company's Government Systems business terminated a technology license that resulted in a $7 million reduction to Intangible assets.
Amortization expense for intangible assets for 2012, 2011 and 2010 was $39 million, $36 million and $37 million, respectively. As of September 30, 2012, the weighted average amortization period remaining for up-front sales incentives was approximately 9 years.

(in millions)	2013	2014	2015	2016	2017	Thereafter
Anticipated amortization expense for up-front sales incentives	$8	$14	$20	$26	$22	$96
Anticipated amortization expense for all other intangible assets	22	19	15	12	12	23
Total	$30	$33	$35	$38	$34	$119

9.	Other Assets

Other assets are summarized as follows:

(in millions)	September 30, 2012	September 30, 2011
Long-term receivables	$34	$32
Investments in equity affiliates	19	11
Exchange and rental assets (net of accumulated depreciation of $94 at September 30, 2012 and $104 at September 30, 2011)	51	57
Other	124	110
Other assets	$228	$210

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in Equity Affiliates
Investments in equity affiliates primarily consist of four joint ventures

•	Vision Systems International, LLC (VSI): VSI is a joint venture with Elbit Systems, Ltd. for the joint pursuit of helmet-mounted cueing systems for the worldwide military fixed wing aircraft market

•	Data Link Solutions LLC (DLS): DLS is a joint venture with BAE Systems, plc for the joint pursuit of the worldwide military data link market

•	Integrated Guidance Systems LLC (IGS): IGS is a joint venture with Honeywell International Inc. for the joint pursuit of integrated precision guidance solutions for worldwide guided weapons systems

•	Quest Flight Training Limited (Quest): Quest is a joint venture with Quadrant Group plc that provides aircrew training services primarily for the United Kingdom Ministry of Defence

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

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $142 million, $102 million and $98 million for the years ended September 30, 2012, 2011 and 2010, respectively. The deferred portion of profit generated from sales to equity affiliates was $3 million at September 30, 2012 and $2 million at September 30, 2011.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either loaned or rented to customers on a short-term basis in connection with warranty and other service related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $10 million, $11 million and $9 million for the years ended September 30, 2012, 2011 and 2010, respectively.

10.	Debt

Short-term Debt
Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. At September 30, 2012 and September 30, 2011, there were no outstanding short-term commercial paper borrowings.

Revolving Credit Facilities
On May 26, 2011, the Company entered into an $850 million five-year unsecured revolving credit facility with various banks. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. The ratio was 21 percent as of September 30, 2012. The credit facility has options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. The credit facility also contains covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At September 30, 2012 and September 30, 2011, there were no outstanding borrowings under this revolving credit facility.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $55 million as of September 30, 2012, of which $16 million was utilized to support commitments in the form of commercial letters of credit. As of
September 30, 2012 and September 30, 2011, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At September 30, 2012 and September 30, 2011, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

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

The 2021, 2019 and 2013 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at September 30, 2012 and September 30, 2011.

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	September 30, 2012	September 30, 2011
Principal amount of 2021 Notes, net of discount	$249	$—
Principal amount of 2019 Notes, net of discount	299	299
Principal amount of 2013 Notes	200	200
Fair value swap adjustment (Notes 17 and 18)	31	29
Long-term debt, net	$779	$528

Interest paid on debt for the years ended September 30, 2012, 2011 and 2010 was $21 million, $18 million and $19 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Components of Expense (Income)

The components of expense (income) for Pension Benefits and Other Retirement Benefits are summarized below:

	Pension Benefits			Other Retirement Benefits
(in millions)	2012	2011	2010	2012	2011	2010
Service cost	$8	$8	$6	$4	$4	$3
Interest cost	153	159	159	10	11	12
Expected return on plan assets	(213)	(212)	(210)	(1)	(1)	(1)
Amortization:
Prior service credit	(18)	(19)	(19)	(6)	(16)	(22)
Net actuarial loss	57	48	90	11	12	13
Net benefit expense (income)	$(13)	$(16)	$26	$18	$10	$5

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

	Pension Benefits		Other Retirement Benefits
(in millions)	2012	2011	2012	2011
PBO at beginning of period	$3,518	$3,354	$254	$265
Service cost	8	8	4	4
Interest cost	153	159	10	11
Discount rate and other assumption changes	408	134	25	7
Actuarial losses (gains)	57	15	(7)	(16)
Plan amendments	—	14	(16)	—
Plan participant contributions	—	—	8	14
Benefits paid	(175)	(166)	(24)	(31)
Other	(2)	—	—	—
PBO at end of period	3,967	3,518	254	254
Plan assets at beginning of period	2,111	2,169	9	9
Actual return on plan assets	437	(5)	2	—
Company contributions	126	113	17	17
Plan participant contributions	—	—	8	14
Benefits paid	(175)	(166)	(24)	(31)
Other	2	—	—	—
Plan assets at end of period	2,501	2,111	12	9
Funded status of plans	$(1,466)	$(1,407)	$(242)	$(245)
Funded status consists of:
Retirement benefits liability	$(1,461)	$(1,397)	$(231)	$(232)
Compensation and benefits liability	(11)	(10)	(11)	(13)
Other assets	6	—	—	—
Net liability	$(1,466)	$(1,407)	$(242)	$(245)

The Company's non-U.S. defined benefit pension plans represented 4 percent and 4 percent of the total PBO at September 30, 2012 and 2011, respectively. The accumulated benefit obligation for all defined benefit pension plans was $3,952 million and $3,508 million at September 30, 2012 and September 30, 2011, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Loss

The following table summarizes the amounts included in Accumulated other comprehensive loss before tax related to retirement benefits as of September 30, 2012 and 2011 and changes recognized in Other comprehensive loss before tax for the years ended September 30, 2012 and 2011:

	Pension Benefits		Other Retirement Benefits
(in millions)	Prior Service Cost (Credit)	Net Actuarial Loss	Prior Service Cost (Credit)	Net Actuarial Loss
Balance at September 30, 2010	$(75)	$1,949	$(33)	$177
Current year prior service cost	14	—	—	—
Current year net actuarial loss	—	366	—	(8)
Amortization of prior service cost	19	—	16	—
Amortization of actuarial loss	—	(48)	—	(12)
Balance at September 30, 2011	(42)	2,267	(17)	157
Current year prior service cost	—	—	(16)	—
Current year net actuarial loss	—	241	—	18
Amortization of prior service cost	18	—	6	—
Amortization of actuarial loss	—	(57)	—	(11)
Balance at September 30, 2012	$(24)	$2,451	$(27)	$164

The estimated amounts that will be amortized from Accumulated other comprehensive loss into expense (income) for Pension Benefits and Other Retirement Benefits during the year ending September 30, 2013 are as follows:

(in millions)	Pension Benefits	Other Retirement Benefits	Total
Prior service cost	$(18)	$(8)	$(26)
Net actuarial loss	79	12	91
Total	$61	$4	$65

Actuarial Assumptions

The following table presents the significant assumptions used in determining the benefit obligations:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2012	2011	2012	2011	2012	2011
Discount rate	3.56%	4.43%	4.08%	5.57%	3.21%	4.20%
Compensation increase rate	—	—	3.46%	3.46%	—	—

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant assumptions used in determining the net benefit expense (income) are as follows:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2012	2011	2012	2011	2012	2011
Discount rate	4.43%	4.85%	5.57%	4.94%	4.20%	4.52%
Expected long-term return on plan assets*	8.75%	8.75%	8.73%	8.68%	8.75%	8.75%
Compensation increase rate	—	—	3.46%	3.44%	—	—
Health care cost gross trend rate**	—	—	—	—	9.00%	11.00%
Ultimate trend rate**	—	—	—	—	5.00%	5.50%
Year that trend reaches ultimate rate**	—	—	—	—	2019	2016

*	In fiscal year 2013, the expected long-term rate of return on plan assets for both U.S. Pension Benefits and Other Retirement Benefits will be reduced to 8.25 percent.

** Due to the effect of the fixed Company contribution, increasing or decreasing the health care cost trend rate by one percentage point would not have a significant impact on the Company's cost of providing Other Retirement Benefits.

Expected long-term return on plan assets for each year presented is based on both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. The Company uses a market-related value of plan assets reflecting changes in the fair value of plan assets over a five-year period. In 2010, actuarial gains and losses in excess of 10 percent of the greater of the market-related value of plan assets or the projected benefit obligation (the corridor) were amortized on a straight-line basis over the average remaining service period of active participants, which was approximately 11 years. Beginning in 2011, the amortization of such gains and losses were over the expected future lifetime of inactive participants, which was approximately 28 years. This change in amortization period was due to the fact that almost all of the plan's participants are now considered inactive.

Prior service costs resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants.

Plan Assets
Total plan assets for Pension Benefits and Other Retirement Benefits as of September 30, 2012 and 2011 were $2,513 million and $2,120 million, respectively. The Company has established investment objectives that seek to preserve and maximize the amount of plan assets available to pay plan benefits. These objectives are achieved through investment guidelines requiring diversification and allocation strategies designed to maximize the long-term returns on plan assets while maintaining a prudent level of investment risk. These investment strategies are implemented using actively managed and indexed assets. Target and actual asset allocations as of September 30, 2012 and 2011 are as follows:

	Target Mix			2012	2011
Equities	40%	-	70%	61%	60%
Fixed income	25%	-	60%	36%	37%
Alternative investments	—%	-	15%	—%	—%
Cash	—%	-	5%	3%	3%

Alternative investments may include real estate, hedge funds, venture capital and private equity. There were no plan assets invested in the securities of the Company as of September 30, 2012 and 2011 or at any time during the years then ended. Target and actual asset allocations are periodically rebalanced between asset classes in order to mitigate investment risk and maintain asset classes within target allocations.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value of the Company's pension plans' assets as of September 30, 2012 and 2011, by asset category segregated by level within the fair value hierarchy, as described in Note 17:

	September 30, 2012				September 30, 2011
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Equity securities:
U.S. equity	$859	$183	$—	$1,042	$772	$122	$—	$894
Non-U.S. equity	438	48	—	486	339	35	—	374
Fixed income securities:
Corporate	—	545	—	545	—	468	—	468
U.S. government	139	133	—	272	122	128	—	250
Emerging market	—	72	—	72	—	56	—	56
Mortgage and asset-backed	—	3	—	3	—	6	—	6
Other	—	16	—	16	—	9	—	9
Cash and cash equivalents	—	58	—	58	—	49	—	49
Sub-total	1,436	1,058	—	2,494	1,233	873	—	2,106
Net receivables related to investment transactions				7				5
Total				$2,501				$2,111

The following table presents the fair value of the Company's other retirement benefits plan assets as of September 30, 2012 and 2011, by asset category segregated by level within the fair value hierarchy, as described in Note 17:

	September 30, 2012				September 30, 2011
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Equity securities:
U.S. equity	$6	$—	$—	$6	$6	$—	$—	$6
Fixed income securities:
Corporate	—	1	—	1	—	1	—	1
U.S. government	2	1	—	3	—	1	—	1
Mortgage and asset-backed	—	—	—	—	—	—	—	—
Cash and cash equivalents	—	2	—	2	—	1	—	1
Total	$8	$4	$—	$12	$6	$3	$—	$9

Valuation Techniques
Level 1 assets for the pension plans and other retirement benefits plan are primarily comprised of equity and fixed income securities. Level 1 equity securities are actively traded on U.S. and non-U.S. exchanges and are valued using the market approach at quoted market prices on the measurement date. Level 1 fixed income securities are valued using quoted market prices.
Level 2 equity securities contain equity funds that hold investments with values based on quoted market prices, but for which the funds are not valued on a quoted market basis. Level 2 fixed income securities are primarily valued using pricing models that use observable market data or bids provided by independent investment brokerage firms.
Cash and cash equivalents includes cash which is used to pay benefits and cash invested in a short-term investment fund that holds securities with values based on quoted market prices, but for which the funds are not valued on a quoted market basis. As such, the cash and cash equivalents are classified as Level 2 in the tables above.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not have any significant Level 3 assets in its pension plan or other retirement benefit plan. As described in Note 17, the fair value of a Level 3 asset is derived from unobservable inputs that are based on the Company's own assumptions.
Contributions

For the years ended September 30, 2012 and 2011, the Company made contributions to its pension plans as follows:

(in millions)	2012	2011
Contributions to U.S. qualified plan	$113	$100
Contributions to U.S. non-qualified plan	8	8
Contributions to non-U.S. plans	5	5
Total	$126	$113

The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. The Company plans to contribute $110 million to its U.S. qualified pension plan in 2013 of which $55 million was contributed in October 2012, subsequent to the Company's 2012 fiscal year end. Any additional future contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns and interest rates. The Company may elect to make additional discretionary contributions during 2013 to further improve the funded status of this plan. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $14 million in 2013.

Contributions to the Company's other postretirement plans are expected to total $23 million in 2013.

Benefit Payments

The following table reflects estimated benefit payments to be made to eligible participants for each of the next five years and the following five years in aggregate:

(in millions)	Pension Benefits	Other Retirement Benefits
2013	$176	$23
2014	206	18
2015	198	18
2016	203	18
2017	208	18
2018 - 2022	1,121	86

Estimated benefit payments for Other Retirement Benefits is shown net of plan participant contributions and reflects the Company's portion only. Substantially all of the Pension Benefit payments relate to the Company's U.S. qualified funded plans which are paid from the pension trust.

Defined Contribution Savings Plans and Employee Stock Purchase Plan
The Company sponsors defined contribution savings plans that are available to the majority of its employees. The plans allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions using common stock of the Company up to certain limits. Employees may transfer at any time all or a portion of their balance in Company common stock to any of the other investment options offered within the plans. The Company is authorized to issue 16.5 million shares under the defined contribution savings plans, of which 3.9 million shares are available for future contributions at September 30, 2012. Additionally, the defined contribution savings plan includes a cash contribution based on an employee's age and service.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's expense related to the defined contribution savings plans for 2012, 2011 and 2010 was as follows:

	2012		2011		2010
(in millions)	Shares	Expense	Shares	Expense	Shares	Expense
Contribution in shares:
Defined contribution savings plans	1.1	$58	1.0	$57	0.9	$53
Contribution in cash:
Retirement contribution		41		39		34
Other		2		1		1
Total		$101		$97		$88

The Company also offers an Employee Stock Purchase Plan (ESPP) which allows employees to have their base compensation withheld to purchase the Company's common stock each month at 95 percent of the fair market value on the last day of the month. The Company is authorized to issue 9.0 million shares under the ESPP, of which 3.3 million shares are available for future grant at September 30, 2012. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit. During 2012, 2011 and 2010, 0.2 million, 0.2 million and 0.2 million shares, respectively, of Company common stock were issued to employees at a value of $11 million, $11 million and $11 million for the respective periods.

12.	Shareowners' Equity

Common Stock
The Company is authorized to issue one billion shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, without par value, of which 2.5 million shares are designated as Series A Junior Participating Preferred Stock (Junior Preferred Stock) for issuance in connection with the exercise of preferred share purchase rights under a rights plan. The Company does not currently have a rights plan or any outstanding preferred share purchase rights.

Treasury Stock

The Company repurchased shares of its common stock as follows:

(in millions)	2012	2011	2010
Amount of share repurchases	$723	$322	$182
Number of shares repurchased	13.3	5.5	3.2

At September 30, 2012, the Company was authorized to repurchase an additional $481 million of outstanding stock under the Company's share repurchase program. Approximately $16 million and $0 of the 2012 and 2011 share repurchases reflected in the table above are included within accounts payable at September 30, 2012 and 2011, respectively, and are reflected as a non-cash transaction in the Consolidated Statement of Cash Flows.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (AOCL) consists of the following:

	September 30
(in millions)	2012	2011	2010
Unamortized pension and other retirement benefits (net of taxes of $945 for 2012; $872 for 2011 and $742 for 2010)	$(1,619)	$(1,493)	$(1,276)
Foreign currency translation adjustment	10	(3)	18
Foreign currency cash flow hedge adjustment	2	(1)	(1)
Accumulated other comprehensive loss	$(1,607)	$(1,497)	$(1,259)

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Stock-Based Compensation and Earnings Per Share

Stock-Based Compensation Program Description
Under the Company's 2006 Long-Term Incentives Plan, up to 17.5 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other awards. Each share issued pursuant to an award of restricted stock, restricted stock units, performance shares, and performance units counts as two shares against the authorized limit. Shares available for future grant or payment under this plan were 7.6 million at September 30, 2012.

Under the Company's 2001 Long-Term Incentives Plan and Directors Stock Plan, up to 14.3 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights and restricted stock. Shares available for future grant or payment under these plans were less than 0.1 million at September 30, 2012.

Options to purchase common stock of the Company have been granted under various incentive plans to directors, officers and other key employees. All of the Company's stock-based incentive plans require options to be granted at prices equal to or above the fair market value of the common stock on the dates the options are granted. The plans provide that the option price for certain options granted under the plans may be paid by the employee in cash, shares of common stock or a combination thereof. Certain option awards provide for accelerated vesting if there is a change in control. Stock options generally expire ten years from the date they are granted and generally vest ratably over three years.

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

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation expense and related income tax benefit included within the Consolidated Statement of Operations for 2012, 2011 and 2010 is as follows:

(in millions)	2012	2011	2010
Stock-based compensation expense included in:
Cost of sales	$7	$7	$7
Selling, general and administrative expenses	17	17	17
Total	$24	$24	$24
Income tax benefit	$8	$8	$8

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

General Option Information

The following summarizes the activity of the Company's stock options for 2012:

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2011	5,631	$42.26
Granted	761	55.03
Exercised	(824)	27.35
Forfeited or expired	(48)	56.55
Outstanding at September 30, 2012	5,520	$46.13	5.5	$52
Vested or expected to vest (a)	5,446	$46.01	5.5	$52
Exercisable at September 30, 2012	4,041	$42.88	4.4	$52

(a)	Represents outstanding options reduced by expected forfeitures

	2012	2011	2010
Weighted-average fair value per share of options granted	$13.89	$14.77	$12.80
Intrinsic value of options exercised (in millions)	$23	$26	$52
Tax deduction resulting from intrinsic value of options exercised (in millions)	$7	$8	$18

The total fair value of options vested was $10 million, $9 million and $8 million during the years ended September 30, 2012, 2011 and 2010, respectively. Total unrecognized compensation expense for options that have not vested as of September 30, 2012 is $7 million and will be recognized over a weighted average period of 0.8 years .

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

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2012 Grants	2011 Grants	2010 Grants
Risk-free interest rate	0.3% - 2.2%	0.3% - 3.9%	2.7%
Expected dividend yield	1.6%	1.7%	2.3%
Expected volatility	27.0%	27.0%	27.0%
Expected life	8 years	8 years	7 years

In 2010 the risk-free interest rate was equal to a single U.S. Treasury yield based upon the period over which employees were expected to hold options. In 2011 the risk-free interest rate selected was changed to reflect a range of U.S. Treasury yields corresponding to anticipated option exercises over the ten year contractual term. A range of risk-free interest rates more closely aligns with the assumptions used in the binomial lattice pricing model. This change did not significantly impact the fair value of options granted.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Performance Shares, Restricted Stock and Restricted Stock Units Information

The following summarizes the Company's performance shares, restricted stock and restricted stock units for 2012:

	Performance Shares		Restricted Stock		Restricted Stock Units
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2011	655	$44.28	152	$39.13	187	$53.30
Granted	192	59.08	—	—	87	55.41
Vested	(282)	30.63	(92)	30.43	(6)	30.39
Forfeited	(14)	54.68	(4)	49.12	(7)	51.40
Nonvested at September 30, 2012	551	$54.74	56	$52.62	261	$54.59

(in millions, remaining life in years)	Performance Shares	Restricted Stock	Restricted Stock Units
Total unrecognized compensation costs at September 30, 2012	$9	$—	$4
Weighted-average life remaining at September 30, 2012	1.0	0.1	1.6
Weighted-average fair value per share granted in 2011	$55.91	$—	$57.82
Weighted-average fair value per share granted in 2010	$53.18	$53.08	$53.70

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2012 based on the achievement of performance targets for fiscal years 2012 through 2014 is approximately 456,000. The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2011 based on the achievement of performance targets for fiscal years 2011 through 2013 is approximately 442,000. The number of shares of common stock that will be issued in respect of performance shares granted in 2010 based on the achievement of performance targets for fiscal years 2010 through 2012 is approximately 154,000.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share and Diluted Share Equivalents

The computation of basic and diluted earnings per share is as follows:

(in millions, except per share amounts)	2012	2011	2010
Numerator for basic and diluted earnings per share:
Income from continuing operations	$609	$615	$557
Income from discontinued operations, net of taxes	—	19	4
Net income	$609	$634	$561
Denominator:
Denominator for basic earnings per share – weighted average common shares	145.3	154.2	157.1
Effect of dilutive securities:
Stock options	1.1	1.4	1.6
Performance shares, restricted stock and restricted stock units	0.4	0.5	0.5
Dilutive potential common shares	1.5	1.9	2.1
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	146.8	156.1	159.2
Earnings per share:
Basic
Continuing operations	$4.19	$3.99	$3.55
Discontinued operations	—	0.12	0.02
Basic earnings per share	$4.19	$4.11	$3.57
Diluted
Continuing operations	$4.15	$3.94	$3.50
Discontinued operations	—	0.12	0.02
Diluted earnings per share	$4.15	$4.06	$3.52

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 2.2 million, 0.3 million and 0.8 million in 2012, 2011 and 2010, respectively.

14.	Company-Funded Research and Development

The Company performs R&D activities relating to the development of new products and the improvement of existing products. Company-funded R&D programs are expensed as incurred and included in cost of sales. Company-funded R&D expenditures were $320 million, $355 million and $345 million at September 30, 2012, 2011 and 2010, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Other Income, Net

Other income, net consists of the following:

(in millions)	2012	2011	2010
Earnings from equity affiliates	$(11)	$(13)	$(10)
Interest income	(3)	(5)	(4)
Royalty income	(4)	(2)	(8)
Pension expense (a)	—	—	12
Other	(7)	(8)	(4)
Other income, net	$(25)	$(28)	$(14)

(a) Included within Other income, net is pension expense from certain legacy pension plans and other obligations that were assumed as part of our spin-off from Rockwell International Corporation. All other pension costs are included within Cost of sales and Selling, general and administrative expenses on the Consolidated Statement of Operations. See Note 11 for additional information relating to pension benefits.

16.	Income Taxes

The components of income tax expense from continuing operations are as follows:

(in millions)	2012	2011	2010
Current:
U.S. federal	$118	$128	$144
Non-U.S.	22	16	11
U.S. state and local	3	3	(2)
Total current	143	147	153
Deferred:
U.S. federal	103	83	74
Non-U.S.	(8)	—	5
U.S. state and local	10	10	7
Total deferred	105	93	86
Income tax expense	$248	$240	$239

Net current deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(in millions)	2012	2011
Inventory	$(95)	$(49)
Product warranty costs	38	46
Customer incentives	51	31
Contract reserves	11	14
Compensation and benefits	33	42
Valuation allowance	(1)	(1)
Other	18	21
Current deferred income taxes, net	$55	$104

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net long-term deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(in millions)	2012	2011
Retirement benefits	$554	$537
Intangibles	(42)	(45)
Property	(121)	(114)
Stock-based compensation	30	27
Valuation allowance	(18)	(13)
Other	51	44
Long-term deferred income taxes, net	$454	$436

Current deferred income tax assets and liabilities and long-term deferred income tax assets and liabilities are included in the Consolidated Statement of Financial Position as follows:

	September 30
(in millions)	2012	2011
Current deferred income taxes	$58	$106
Other current liabilities	(3)	(2)
Current deferred income taxes, net	$55	$104
Long-term deferred income taxes	$455	$448
Other liabilities	(1)	(12)
Long-term deferred income taxes, net	$454	$436

Management believes it is more likely than not that the current and long-term deferred tax assets will be realized through the reduction of future taxable income, except for $19 million of deferred tax assets which have been fully reserved and primarily relate to foreign net operating losses in Sweden and the United Kingdom. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) the historical operating results of the Company ($1,390 million of U.S. taxable income over the past three years), (b) expectations of future earnings and (c) the extended period of time over which the retirement benefit liabilities will be paid.

The effective income tax rate from continuing operations differed from the U.S. statutory tax rate as detailed below:

	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	1.3	1.1	0.8
Research and development credit	(1.7)	(4.7)	(1.2)
Domestic manufacturing deduction	(2.1)	(1.9)	(1.1)
Tax settlements	(2.2)	(0.4)	(2.4)
Other	(1.4)	(1.0)	(1.1)
Effective income tax rate	28.9%	28.1%	30.0%

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense from continuing operations was calculated based on the following components of income before income taxes:

(in millions)	2012	2011	2010
U.S. income	$793	$778	$723
Non-U.S. income	64	77	73
Total	$857	$855	$796

The Company's U.S. Federal income tax returns for the tax years ended September 30, 2009 and prior have been audited by the IRS and are closed to further adjustments by the IRS. The IRS is currently auditing the Company's tax returns for the years ended September 30, 2010 and 2011. The Company is also currently under audit in various U.S. states and non-U.S. jurisdictions. The U.S. state and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

No provision has been made as of September 30, 2012 for U.S. federal or state, or additional non-U.S. income taxes related to approximately $396 million of undistributed earnings of non-U.S. subsidiaries which have been or are intended to be permanently reinvested. Thus it is not practicable to estimate the amount of tax that might be payable on the undistributed earnings.

The Company had net income tax payments of $208 million, $96 million and $125 million in 2012, 2011 and 2010, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended September 30 is as follows:

(in millions)	2012	2011	2010
Beginning balance	$100	$78	$98
Additions for tax positions related to the current year	11	22	14
Additions for tax positions of prior years	—	6	5
Additions for tax positions related to acquisitions	—	—	2
Reductions for tax positions of prior years	(54)	(4)	(21)
Reductions for tax positions of prior years related to lapse of statute of limitations	(2)	(1)	(2)
Reductions for tax positions related to settlements with taxing authorities	(13)	(1)	(18)
Ending balance	$42	$100	$78

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $24 million, $57 million and $52 million as of September 30, 2012, 2011 and 2010, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months, a reduction in unrecognized tax benefits may occur in the range of $0 to $2 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Consolidated Statement of Financial Position was $2 million and $6 million as of September 30, 2012 and 2011, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Consolidated Statement of Operations was $(4) million, $1 million and $(3) million for the years ended September 30, 2012, 2011 and 2010, respectively.

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

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and September 30, 2011 are as follows:

		September 30, 2012	September 30, 2011
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$42	$37
Interest rate swap assets	Level 2	31	29
Foreign currency forward exchange contract assets	Level 2	7	8
Foreign currency forward exchange contract liabilities	Level 2	(5)	(7)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during 2012 or 2011.

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

As of September 30, 2012, there has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	Asset (Liability)
	September 30, 2012		September 30, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$335	$335	$530	$530
Long-term debt	(748)	(837)	(499)	(565)

The fair value of cash and cash equivalents approximates carrying value due to the short-term nature of the instruments and are within Level 1 of the fair value hierarchy. Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities and degree of risk. The carrying amount and fair value of long-term debt excludes the interest rate swaps fair value adjustment. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

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

The Company has designated the 2019 and 2013 Swaps (the Swaps) as fair value hedges. At September 30, 2012 and September 30, 2011, interest rate swaps were recorded within Other Assets at a fair value of $31 million and $29 million, respectively, offset by a fair value adjustment to Long-term Debt (Note 10) of $31 million and $29 million, respectively. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of September 30, 2012 and September 30, 2011, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $393 million and $502 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Statement of Financial Position as of September 30, 2012 and September 30, 2011 are as follows:

		Asset Derivatives
(in millions)	Classification	September 30, 2012	September 30, 2011
Foreign currency forward exchange contracts	Other current assets	$7	$8
Interest rate swaps	Other assets	31	29
Total		$38	$37

		Liability Derivatives
(in millions)	Classification	September 30, 2012	September 30, 2011
Foreign currency forward exchange contracts	Other current liabilities	$5	$7

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of September 30, 2012 and September 30, 2011, $0 and $1 million, respectively, of foreign currency forward exchange contracts, classified within Other current assets, were not designated as hedging instruments.

The effect of derivative instruments on the Consolidated Statement of Operations for the fiscal year ended September 30 is as follows:

		Amount of Gain (Loss)
(in millions)	Location of Gain (Loss)	September 30, 2012	September 30, 2011
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$(3)	$2
Interest rate swaps	Interest expense	9	10

Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$2	$5
Amount of gain (loss) reclassified from AOCL into income	Cost of sales	(1)	3
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	1	—

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the fiscal year ended September 30, 2012. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the fiscal year ended September 30, 2012.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of September 30, 2012. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $2 million of net gains into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at September 30, 2012 was 94 months.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	September 30
(in millions)	2012	2011	2010
Balance at beginning of year	$148	$183	$217
Warranty costs incurred	(47)	(52)	(55)
Product warranty accrual	46	34	34
Changes in estimates for prior years	(21)	(20)	(13)
Foreign currency translation adjustments	—	3	—
Balance at September 30	$126	$148	$183

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of September 30, 2012, the outstanding loan balance was approximately $5 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of September 30, 2012, the Quest guarantees are not reflected on the Company’s Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at September 30, 2012 were $71 million. These commitments are not reflected as liabilities on the Company’s Consolidated Statement of Financial Position.

Indemnifications
The Company enters into indemnifications with lenders, counterparties in transactions such as administration of employee benefit plans and other customary indemnifications with third parties in the normal course of business. The following are other than customary indemnifications based on the judgment of management.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

20.	Contractual Obligations and Other Commitments

The following table reflects certain of the Company's non-cancelable contractual commitments as of September 30, 2012:

	Payments Due By Period
(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Non-cancelable operating leases	$64	$55	$48	$35	$14	$33	$249
Purchase contracts	50	25	5	5	5	10	100
Long-term debt	—	200	—	—	—	550	750
Interest on long-term debt	33	28	24	24	24	66	199
Total	$147	$308	$77	$64	$43	$659	$1,298

Non-cancelable Operating Leases
The Company leases certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts with terms that meet the accounting definition of operating leases. Some leases include renewal options, which permit extensions of the expiration dates at rates approximating fair market rental rates. Rent expense for the years ended September 30, 2012, 2011 and 2010 was $72 million, $71 million and $60 million, respectively. The Company's commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on the Consolidated Statement of Financial Position.

Purchase Contracts
The Company may enter into purchase contracts with suppliers under which there is a commitment to buy a minimum amount of products or pay a specified amount. These commitments are not reflected as a liability on the Company's Consolidated Statement of Financial Position. Amounts purchased under these agreements for the years ended September 30, 2012, 2011 and 2010 were $43 million, $42 million and $37 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest on Long-term Debt
Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts.

21.	Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of September 30, 2012, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of September 30, 2012, which represents management’s best estimate of the probable future cost for this site.

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

23.	Restructuring and Asset Impairment Charges, Net

During the twelve months ended September 30, 2012, the Company recorded corporate restructuring and asset impairment charges, net totaling $58 million. These charges are comprised of (i) $40 million for employee severance and asset impairment charges, as discussed below (ii) $23 million for customer bankruptcy charges, as discussed in Note 5 and (iii) a $5 million gain related to the sale of a facility in Irvine, California, as discussed in Note 7. The restructuring and asset impairment charges, net are summarized as follows:

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cost of Sales	Selling, General and Administrative Expense	Other Income, Net	Total
Employee separation costs	$33	$2	$—	$35
Asset impairment charges	5	—	—	5
Total restructuring and asset impairment charges	38	2	—	40
Customer bankruptcy charges	—	23	—	23
Gain on disposition of property	—	—	(5)	(5)
Total restructuring and asset impairment charges, net	$38	$25	$(5)	$58

The employee separation charges primarily result from decisions to realign the Company's European organizational structure to better position the business for long-term growth and to adjust the size of our workforce in preparation for the sequestration impacts on the U.S. defense budgets. As a result of these actions, the Company intends to reduce its workforce by approximately 6 percent. Included in the asset impairment charge is a $4 million write-off of a license agreement included within the Company's Commercial Systems segment after the Company concluded the carrying value of the license agreement was not recoverable.

In September 2011, the Company recorded restructuring charges totaling $27 million. This amount was primarily comprised of non-cash asset impairment charges of $11 million, employee separation costs of $7 million, and $9 million of other costs, primarily attributable to a lease termination. The charges related to decisions to implement certain business realignment and facility rationalization actions in response to the global economic factors that have negatively impacted the Company's Government Systems segment.

During the twelve months ended September 30, 2012 the company made cash severance payments of $4 million and $7 million related to the 2012 and 2011 restructuring actions, respectively. In addition, contract and lease termination payments of $6 million related to the 2011 restructuring action were paid. As of September 30, 2012, $31 million of employee separation costs related to the 2012 action remains to be paid in future periods and $3 million of contract and lease termination costs related to the 2011 action remains to be paid in future periods.

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

Sales made to the U.S. Government were 38 percent, 43 percent and 45 percent of total sales for the years ended September 30, 2012, 2011 and 2010, respectively.

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

The sales and results of continuing operations of the Company’s operating segments are summarized as follows:

(in millions)	2012	2011	2010
Sales:
Government Systems	$2,591	$2,813	$2,861
Commercial Systems	2,135	1,993	1,770
Total sales	$4,726	$4,806	$4,631

Segment operating earnings:
Government Systems	$568	$592	$606
Commercial Systems	440	381	287
Total segment operating earnings	1,008	973	893

Interest expense	(27)	(19)	(20)
Stock-based compensation	(24)	(24)	(24)
General corporate, net	(42)	(48)	(54)
Restructuring and asset impairment charges, net	(58)	(27)	1

Income from continuing operations before income taxes	857	855	796
Income tax expense	(248)	(240)	(239)
Income from continuing operations	$609	$615	$557

In 2012, the Company recorded $58 million of restructuring and asset impairment charges, net. This amount includes: (i) $40 million for the employee severance and asset impairment charges discussed in Note 23 (ii) $23 million for customer bankruptcy charges discussed in Note 5 and (iii) a $5 million gain related to the sale of a facility in Irvine, California, as discusssed in Note 7.

In 2011, the Company recorded restructuring and asset impairment charges totaling $27 million, as discussed in Note 23.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the identifiable assets and investments in equity affiliates at September 30, 2012, 2011 and 2010 as well as the provision for depreciation and amortization, the amount of capital expenditures for property, and earnings from equity affiliates for each of the three years ended September 30, for each of the operating segments and Corporate:

(in millions)	2012	2011	2010
Identifiable assets:
Government Systems	$2,113	$2,139	$2,049
Commercial Systems	2,233	2,110	1,994
Corporate	968	1,140	1,021
Total identifiable assets	$5,314	$5,389	$5,064
Investments in equity affiliates:
Government Systems	$19	$11	$10
Commercial Systems	—	—	—
Total investments in equity affiliates	$19	$11	$10
Depreciation and amortization:
Government Systems	$87	$76	$85
Commercial Systems	87	83	82
Total depreciation and amortization	$174	$159	$167
Capital expenditures for property:
Government Systems	$76	$81	$55
Commercial Systems	62	71	54
Total capital expenditures for property	$138	$152	$109
Earnings from equity affiliates:
Government Systems	$11	$13	$10
Commercial Systems	—	—	—
Total earnings from equity affiliates	$11	$13	$10

The Company's operating segments share many common resources, infrastructures and assets in the normal course of business. Certain assets have been allocated between the operating segments primarily based on occupancy or usage, principally property, plant and equipment. Identifiable assets at Corporate consist principally of cash and net deferred income tax assets for all years presented.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes sales by product category for the years ended September 30, 2012, 2011 and 2010:

(in millions)	2012	2011	2010
Government Systems product categories:
Avionics	$1,476	$1,434	$1,389
Communication products	652	698	749
Surface solutions	226	377	408
Navigation products	237	304	315
Government Systems sales	2,591	2,813	2,861

Commercial Systems product categories:
Air transport aviation electronics	1,139	1,049	964
Business and regional aviation electronics	996	944	806
Commercial Systems sales	2,135	1,993	1,770
Total sales	$4,726	$4,806	$4,631

Beginning in 2011, product category sales for Government Systems are delineated based upon differences in the underlying product technologies and markets served. Government Systems sales for the years ended September 30, 2010 have been reclassified to conform to the current year presentation.

The air transport and business and regional aviation electronics product categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the years ended September 30, 2012, 2011 and 2010, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $91 million, $119 million and $145 million, respectively. In 2005, the Company announced its decision to cease investing in the wide-body in-flight entertainment product area.

The following table reflects sales for the years ended September 30, 2012, 2011 and 2010 by location of our customers and property at September 30, 2012, 2011 and 2010 by geographic region:

	Sales			Property
(in millions)	2012	2011	2010	2012	2011	2010
U.S.(1)	$3,169	$3,356	$3,284	$680	$658	$627
Europe	816	848	826	72	77	70
Asia-Pacific	326	267	247	15	12	9
Canada	287	241	166	1	1	—
Africa / Middle East	65	54	68	—	—	—
Latin America	63	40	40	5	6	1
International	$1,557	$1,450	$1,347	$93	$96	$80
Total	$4,726	$4,806	$4,631	$773	$754	$707

(1) For the years ended September 30, 2012, 2011, and 2010, U.S. sales include revenue from foreign military sales of $162 million, $114 million, and $110 million, respectively.

Sales are attributable to geographic region based on the location of our customers.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25.	Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended September 30, 2012 and 2011 is summarized as follows:

	2012 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	Total
Sales	$1,094	$1,161	$1,205	$1,266	$4,726
Gross profit (total sales less cost of sales)	320	351	359	372	1,402
Income from continuing operations	130	161	166	152	609
Income from discontinued operations, net of taxes	—	—	—	—	—
Net income	$130	$161	$166	$152	$609
Earnings per share:
Basic
Continuing operations	$0.87	$1.10	$1.16	$1.07	$4.19
Discontinued operations	—	—	—	—	—
Basic earnings per share	$0.87	$1.10	$1.16	$1.07	$4.19
Diluted
Continuing operations	$0.86	$1.09	$1.14	$1.06	$4.15
Discontinued operations	—	—	—	—	—
Diluted earnings per share	$0.86	$1.09	$1.14	$1.06	$4.15

Net income in the second quarter of 2012 includes a $19 million income tax benefit related to the favorable resolution of certain tax matters.

Net income in the fourth quarter of 2012 includes $23 million of restructuring and asset impairment charges ($34 million before income taxes) primarily related to employee separation costs. In addition, net income includes $14 million of customer bankruptcy charges ($23 million before income taxes) which was recorded in selling, general and administrative expenses.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2011 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	Total
Sales	$1,104	$1,216	$1,190	$1,296	$4,806
Gross profit (total sales less cost of sales)	313	352	357	357	1,379
Income from continuing operations	150	150	157	158	615
Income from discontinued operations, net of taxes	1	—	1	17	19
Net income	$151	$150	$158	$175	$634
Earnings per share:
Basic
Continuing operations	$0.96	$0.97	$1.02	$1.03	$3.99
Discontinued operations	0.01	—	0.01	0.11	0.12
Basic earnings per share	$0.97	$0.97	$1.03	$1.14	$4.11
Diluted
Continuing operations	$0.95	$0.96	$1.01	$1.02	$3.94
Discontinued operations	0.01	—	—	0.11	0.12
Diluted earnings per share	$0.96	$0.96	$1.01	$1.13	$4.06

Net income in the first quarter of 2011 includes a $16 million income tax benefit from the retroactive reinstatement of the Federal Research and Development Tax Credit.

Net income in the fourth quarter of 2011 includes a $17 million gain classified within discontinued operations ($27 million before income taxes) which related to the sale of the Rollmet business. In addition, net income in the fourth quarter of 2011 includes a $17 million charge ($27 million before income taxes) resulting from restructuring and asset impairments as described in Note 23. Included within Gross Profit is $26 million of the pre-tax restructuring and asset impairment charges.

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's per share amount may not equal the total per share amount for the respective year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's disclosure control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based upon that evaluation, our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Evaluation of Internal Control Over Financial Reporting

Management's report on internal control over financial reporting as of September 30, 2012 is included within Item 8 of this Annual Report on Form 10-K. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the internal control over financial reporting of Rockwell Collins, Inc. and subsidiaries (the "Company") as of September 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 28, 2012 of the Company and our report dated November 13, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 13, 2012

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the 2013 Proxy Statement. See also the information with respect to executive officers of the Company under Item 4A of Part I.

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

See the information under the captions Compensation of Directors, Executive Compensation, Compensation Discussion and Analysis and Compensation Committee Report in the 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions Voting Securities and Equity Ownership of Certain Beneficial Owners and Management in the 2013 Proxy Statement.

Equity Compensation Plan Information

The following table gives information as of September 30, 2012, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights		(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved By Security Holders(1)	6,834,126	(2)	$46.13	10,887,317	(3)(4)
Equity Compensation Plans Not Approved By Security Holders	None		None	None
Total	6,834,126		$46.13	10,887,317

(1)	Consists of the following equity compensation plans: 2001 Stock Option Plan, 2001 Long-Term Incentives Plan, Directors Stock Plan and 2006 Long-Term Incentives Plan.

(2)
Includes 1,052,353 performance shares, which is the maximum number of shares that can be issued in the future if maximum performance is achieved under performance agreements granted in November 2010 and 2011. Of these performance shares, 153,863 will be issued in November 2012 based on performance shares granted in November 2009. Also includes 261,433 restricted stock units (RSUs). Such performance shares and RSUs are not included in the weighted average price calculation.

(3)
Also includes 3,283,113 shares available under our Employee Stock Purchase Plan (ESPP), which allows employees to have withheld up to 15 percent of their base compensation toward the purchase of our common stock. Shares are purchased each month by participants at 95 percent of the fair market value on the last day of the month pursuant to the ESPP.

(4)
Of the 7,604,204 shares available for future grant under the 2006 Long-Term Incentives Plan, each share issued pursuant to an award of restricted stock, restricted stock units, performance shares and performance units counts as 2.02 shares against this limit in accordance with the terms of the plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the caption Corporate Governance; Board of Directors and Committees and Certain Transactions and Other Relationships in the 2013 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

See the information under the caption Proposal to Approve the Selection of Auditors in the 2013 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)		Financial Statements, Financial Statement Schedules and Exhibits.
	(1)	Financial Statements
The financial statements are included under Item 8 of this Annual Report on Form 10-K:
Consolidated Statement of Financial Position, as of September 30, 2012 and 2011
Consolidated Statement of Operations, years ended September 30, 2012, 2011 and 2010
Consolidated Statement of Cash Flows, years ended September 30, 2012, 2011 and 2010
Consolidated Statement of Equity and Comprehensive Income, years ended September 30, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
	(2)	Financial Statement Schedule for the years ended September 30, 2012, 2011 and 2010
Report of Independent Registered Public Accounting Firm
Schedule II—Valuation and Qualifying Accounts
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

	3-b-1	By-Laws of the Company, as amended and restated effective September 20, 2012, filed as Exhibit 3-b-1 to the Company's Form 8-K dated September 20, 2012, is incorporated herein by reference.
4-a-1
Indenture dated as of November 1, 2001 between the Company and Citibank, N.A., as Trustee, filed as Exhibit 4.b to the Company's Registration Statement on Form S-3 (No. 333-72914), is incorporated herein by reference.

	4-a-2	Form of certificate for the Company's 4 3/4% Notes due 2013, filed as Exhibit 4-a to the Company's current report on Form 8-K dated November 21, 2003, is incorporated herein by reference.
4-a-3
Form of Supplemental Indenture dated as of December 4, 2006 between the Company and The Bank of New York Trust Company, N.A. (as incoming trustee), filed as Exhibit 4-a-4 to the Company's Form 8-K dated November 9, 2006, is incorporated herein by reference.

	4-a-4	Form of certificate for the Company's 5.25% Notes due July 15, 2019, filed as Exhibit 4 to the Company's Form 8-K dated May 1, 2009, is incorporated herein by reference.
4-a-5
Underwriting Agreements, dated November 16, 2011, between the Company and Citigroup Global Markets Inc., Merril Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several Underwriters named in Schedule 1 to the Underwriting Agreement, filed as Exhibit 1 to the Company's Form 8-K dated November 16, 2011, is incorporated herein by reference.

	4-a-6	Form of certificate for the Company's 3.100% notes due November 15, 2022, filed as Exhibit 4 to the Company's Form 8-K dated November 16, 2011, is incorporated herein by reference.
	*10-a-1	The Company's 2001 Long-Term Incentives Plan, as amended, filed as Exhibit 10-a-9 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
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

*10-a-4	The Company's 2006 Long-Term Incentives Plan, as amended, filed as Appendix A to the Company's Notice and Proxy Statement dated December 18, 2009, is incorporated herein by reference.
*10-a-5
The Company's First Amendment to the Amended and Restated 2006 Long-Term Incentives Plan, as amended, filed as Exhibit 10-a-1 to the Company's Form 10-Q for the quarter ended June 30, 2012, is incorporated herein by reference.

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

*10-b-2	Form of Stock Option Agreement under the Company's Directors Stock Plan, filed as Exhibit 10-b-2 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-b-3	Form of Restricted Stock Agreement under the Company's Directors Stock Plan, filed as Exhibit 10-b-3 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-d-1	The Company's Incentive Compensation Plan, as amended, filed as Exhibit 10-d-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-f-1	The Company's Deferred Compensation Plan, as amended, filed as Exhibit 10-f-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-f-2	The Company's 2005 Deferred Compensation Plan, as amended and restated, filed as Exhibit 10-f-3 to the company's Form 10-K for year ended September 30, 2010, is incorporated herein by reference.
*10-g-1	The Company's Non-Qualified Savings Plan, as amended, filed as Exhibit 10-g-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-g-2	The Company's 2005 Non-Qualified Retirement Savings Plan, as amended, filed as Exhibit 10-g-3 to the Company's Form 10-Q for quarter ended December 31, 2010, is incorporated herein by reference.
*10-h-1	The Company's 2005 Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-1 to the Company's Form 10-Q for quarter ended June 30, 2012, is incorporated herein by reference.
*10-h-2	The Company's Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-3 to the Company's Form 10-K for the year ended September 30, 2008, is incorporated herein by reference.
*10-i-1	The Company's Master Trust, as amended, filed as Exhibit 10-i-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
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

*10-q-8
Forms of Three-Year Performance Share Agreements, adopted on November 14, 2011, filed as Exhibit 10-q-8 to the Company's Form 10-K for year ended September 30, 2011, is incorporated herein by reference.

*10-s-1	Non-Employee Directors' Compensation Summary, filed as Exhibit 10-s-1 to the Company's Form 10-Q for quarter ended June 30, 2012, is incorporated herein by reference.
10-s-2	Letter agreement between the Company and Donald R. Beall dated March 19, 2008, filed as Exhibit 10-s-2 to the Company's Form 10-Q for quarter ended March 31, 2008, is incorporated herein by reference.
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
Gary R. Chadick Senior Vice President, General Counsel and Secretary

Dated: November 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 13th day of November 2012 by the following persons on behalf of the registrant and in the capacities indicated.

	/s/ CLAYTON M. JONES	Chairman of the Board and Chief Executive Officer (principal executive officer)
Clayton M. Jones
	DONALD R. BEALL*	Director
	ANTHONY J. CARBONE*	Director
	CHRIS A. DAVIS*	Director
	RALPH E. EBERHART*	Director
	DAVID LILLEY*	Director
	ANDREW J. POLICANO*	Director
	CHERYL L. SHAVERS*	Director
	JEFFREY L. TURNER*	Director
	/s/ PATRICK E. ALLEN	Senior Vice President and Chief Financial Officer (principal financial officer)
Patrick E. Allen
	/s/ MARSHA A. SCHULTE	Vice President, Finance and Controller (principal accounting officer)
Marsha A. Schulte
*By	/s/ GARY R. CHADICK
Gary R. Chadick, Attorney-in-fact**

** By authority of the powers of attorney filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Rockwell Collins, Inc.

We have audited the consolidated financial statements of Rockwell Collins, Inc. and subsidiaries (the "Company") as of September 28, 2012 and September 30, 2011, and for each of the three years in the period ended September 28, 2012, and the Company's internal control over financial reporting as of September 28, 2012, and have issued our reports thereon dated November 13, 2012; such consolidated financial statements and reports are included in the Annual Report on Form 10-K for the year ended September 28, 2012. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 13, 2012

S-1

SCHEDULE II
ROCKWELL COLLINS, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2012, 2011 and 2010
(in millions)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Other		Deductions (a)	Balance at End of Year
Year ended September 30, 2012:
Allowance for doubtful accounts	$10	$30	$—		$(4)	$36
Valuation allowance on deferred tax assets	14	5	—		—	19
Year ended September 30, 2011:
Allowance for doubtful accounts	10	1	—		(1)	10
Valuation allowance on deferred tax assets	15	(1)	—		—	14
Year ended September 30, 2010:
Allowance for doubtful accounts	11	2	—		(3)	10
Valuation allowance on deferred tax assets	11	2	2	(b)	—	15

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