Form 10-Q
period 2012-12-31
ROCKWELL COLLINS INC
filed 2013-01-18
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

136,570,044 shares of the registrant's Common Stock were outstanding on January 14, 2013.

ROCKWELL COLLINS, INC.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	December 31, 2012	September 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$337	$335
Receivables, net	906	971
Inventories, net	1,403	1,332
Current deferred income taxes	47	58
Other current assets	100	91
Total current assets	2,793	2,787

Property	767	773
Goodwill	781	780
Intangible Assets	293	291
Long-term Deferred Income Taxes	453	455
Other Assets	226	228
TOTAL ASSETS	$5,313	$5,314

LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$549	$—
Accounts payable	393	475
Compensation and benefits	220	269
Advance payments from customers	324	288
Accrued customer incentives	172	174
Product warranty costs	121	126
Other current liabilities	136	108
Total current liabilities	1,915	1,440

Long-term Debt, Net	573	779
Retirement Benefits	1,624	1,693
Other Liabilities	144	138

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,458	1,460
Retained earnings	3,793	3,708
Accumulated other comprehensive loss	(1,598)	(1,607)
Common stock in treasury, at cost (shares held: December 31, 2012, 47.0; September 30, 2012, 41.6)	(2,603)	(2,304)
Total shareowners’ equity	1,052	1,259
Noncontrolling interest	5	5
Total equity	1,057	1,264
TOTAL LIABILITIES AND EQUITY	$5,313	$5,314

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	December 31
	2012	2011
Sales	$1,062	$1,094

Costs, expenses and other:
Cost of sales	750	774
Selling, general and administrative expenses	124	124
Interest expense	6	6
Other income, net	(6)	(4)
Total costs, expenses and other	874	900

Income before income taxes	188	194
Income tax expense	56	64

Net income	$132	$130

Earnings per share:
Basic earnings per share	$0.95	$0.87
Diluted earnings per share	$0.94	$0.86

Weighted average common shares:
Basic	139.4	149.6
Diluted	140.7	151.1

Cash dividends per share	$0.30	$0.24

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended
	December 31
	2012	2011
Net income	$132	$130
Unrealized foreign currency translation adjustment	—	(5)
Foreign currency cash flow hedge adjustment (net of taxes: 2013, $0; 2012, $0)	(2)	(1)
Amortization of defined benefit plan costs (net of taxes: 2013, $6; 2012, $4)	11	7
Comprehensive income	$141	$131

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	December 31
	2012	2011
Operating Activities:
Net income	$132	$130
Adjustments to arrive at cash provided by operating activities:
Depreciation	30	27
Amortization of intangible assets and pre-production engineering costs	13	13
Stock-based compensation expense	6	6
Compensation and benefits paid in common stock	18	18
Excess tax benefit from stock-based compensation	(1)	(4)
Deferred income taxes	7	16
Pension plan contributions	(57)	(50)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	67	73
Production inventory	(45)	(94)
Pre-production engineering costs	(41)	(28)
Accounts payable	(64)	(67)
Compensation and benefits	(50)	(124)
Advance payments from customers	34	2
Accrued customer incentives	(2)	5
Product warranty costs	(5)	(6)
Income taxes	36	21
Other assets and liabilities	(15)	(2)
Cash Provided by (Used for) Operating Activities	63	(64)

Investing Activities:
Property additions	(40)	(44)
Other investing activities	—	(3)
Cash Used for Investing Activities	(40)	(47)

Financing Activities:
Purchases of treasury stock	(336)	(393)
Cash dividends	(42)	(36)
Increase in short-term commercial paper borrowings, net	345	48
Increase in long-term borrowings	—	247
Proceeds from the exercise of stock options	7	2
Excess tax benefit from stock-based compensation	1	4
Cash Used for Financing Activities	(25)	(128)

Effect of exchange rate changes on cash and cash equivalents	4	(5)

Net Change in Cash and Cash Equivalents	2	(244)
Cash and Cash Equivalents at Beginning of Period	335	530
Cash and Cash Equivalents at End of Period	$337	$286

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full year.

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

In June 2011, the Financial Accounting Standards Board (FASB) amended requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment became effective for the Company in the first quarter of 2013 and the Company has reported OCI as a separate but consecutive statement. There was no impact to the Company's financial position, results of operations or cash flows as a result of this amendment.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	December 31, 2012	September 30, 2012
Billed	$685	$810
Unbilled	396	366
Less progress payments	(164)	(169)
Total	917	1,007
Less allowance for doubtful accounts	(11)	(36)
Receivables, net	$906	$971

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included within Other Assets. Total net receivables due from the U.S. Government, including the Department of Defense, both directly and indirectly through subcontracts, were $244 million at December 31, 2012 and $284 million at September 30, 2012. U.S. Government unbilled receivables, net of progress payments, were $106 million and $93 million at December 31, 2012 and September 30, 2012, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

During the three months ended December 31, 2012, the Company completed its negotiations with Hawker Beechcraft, Inc., subject to bankruptcy court approval, for certain outstanding receivable balances related to their Chapter 11 bankruptcy filing. No further adjustments to the estimated bad debt charges were required.

4.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	December 31, 2012	September 30, 2012
Finished goods	$190	$168
Work in process	268	254
Raw materials, parts and supplies	348	343
Less progress payments	(8)	(2)
Total	798	763
Pre-production engineering costs	605	569
Inventories, net	$1,403	$1,332

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

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter
Anticipated amortization expense	$29	$44	$64	$75	$79	$319

Amortization expense for pre-production engineering costs for the three months ended December 31, 2012 was $5 million compared with $3 million for the three months ended December 31, 2011. During the fourth quarter of 2012, the Company reclassified this amortization on the Condensed Consolidated Statement of Cash Flows from changes in Inventories to Amortization of intangible assets and pre-production engineering costs for all periods presented. As of December 31, 2012, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 10 years.

5.	Property

Property is summarized as follows:

(in millions)	December 31, 2012	September 30, 2012
Land	$10	$10
Buildings and improvements	389	383
Machinery and equipment	1,057	1,045
Information systems software and hardware	330	326
Furniture and fixtures	67	66
Construction in progress	85	88
Total	1,938	1,918
Less accumulated depreciation	(1,171)	(1,145)
Property	$767	$773

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Total
Balance at September 30, 2012	$514	$266	$780
Foreign currency translation adjustments	1	—	1
Balance at December 31, 2012	$515	$266	$781

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment.

Intangible assets are summarized as follows:

	December 31, 2012			September 30, 2012
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$221	$(164)	$57	$221	$(159)	$62
Customer relationships:
Acquired	91	(58)	33	91	(57)	34
Up-front sales incentive assets	222	(28)	194	212	(26)	186
License agreements	13	(8)	5	13	(8)	5
Trademarks and tradenames	15	(13)	2	15	(13)	2
Intangible assets with indefinite lives:
Trademarks and tradenames	2	—	2	2	—	2
Intangible assets	$564	$(271)	$293	$554	$(263)	$291

Rockwell Collins provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer relationship intangible asset and are amortized using a units-of-delivery method over the period the Company has received a contractually enforceable right related to the incentives, up to 15 years. Amortization is based on the Company’s expectation of delivery rates on a program-by-program basis. Amortization begins when the Company starts recognizing revenue as the Company delivers equipment for the program. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of December 31, 2012, the weighted average amortization period remaining for up-front sales incentives was approximately 9 years.

Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter
Anticipated amortization expense for up-front sales incentives	$9	$13	$23	$27	$29	$95
Anticipated amortization expense for all other intangible assets	22	19	15	12	11	24
Total	$31	$32	$38	$39	$40	$119

Amortization expense for intangible assets for the three months ended December 31, 2012 was $8 million compared to $10 million for the three months ended December 31, 2011.

The Company reviews Intangible Assets for impairment at least annually, or whenever potential indicators of impairment exist.

7.	Other Assets

Other assets are summarized as follows:

(in millions)	December 31, 2012	September 30, 2012
Long-term receivables	$34	$34
Investments in equity affiliates	21	19
Exchange and rental assets (net of accumulated depreciation of $89 at December 31, 2012 and $94 at September 30, 2012)	51	51
Other	120	124
Other assets	$226	$228

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

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $33 million for the three months ended December 31, 2012 and $28 million for the three months ended December 31, 2011. The deferred portion of profit generated from sales to equity affiliates was $1 million and $3 million at December 31, 2012 and September 30, 2012, respectively.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either loaned or rented to customers on a short-term basis in connection with warranty and other service related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives up to 15 years. Depreciation expense for exchange and rental assets was $2 million and $2 million for the three months ended December 31, 2012 and December 31, 2011, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Debt

Short-term Debt
Short-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	December 31, 2012	September 30, 2012
Short-term commercial paper borrowings	$345	$—
Current portion of long-term debt	200	—
Fair value swap adjustment (Notes 13 and 14)	4	—
Short-term debt	$549	$—

On November 20, 2003, the Company issued $200 million of 4.75 percent fixed rate unsecured debt due
December 1, 2013 (the 2013 Notes). At the time of the debt issuance, the Company entered into interest rate swap contracts which effectively converted $100 million of the 2013 Notes to floating rate debt based on six-month LIBOR less 0.075 percent. See Notes 13 and 14 for additional information relating to the interest rate swap contracts. The 2013 Notes mature within one year and as of December 31, 2012, are included in the Condensed Consolidated Statement of Financial Position net of any unamortized discount within the caption Short-term Debt.

The 2013 Notes contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at December 31, 2012 and September 30, 2012.

Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. At December 31, 2012, short-term commercial paper borrowings outstanding were $345 million with a weighted-average interest rate and maturity period of 0.18 percent and 9 days, respectively. At September 30, 2012, there were no outstanding short-term commercial paper borrowings.

Revolving Credit Facilities
On May 26, 2011, the Company entered into an $850 million five-year unsecured revolving credit facility with various banks. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. The ratio was 30 percent as of December 31, 2012. The credit facility includes options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. The credit facility also contains covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At December 31, 2012 and September 30, 2012, there were no outstanding borrowings under the revolving credit facility.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $57 million as of December 31, 2012, of which $17 million supports commitments in the form of commercial letters of credit. As of December 31, 2012 and September 30, 2012, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At December 31, 2012 and September 30, 2012, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

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

On May 6, 2009, the Company issued $300 million of 5.25 percent fixed rate unsecured debt due July 15, 2019 (the 2019 Notes). In January 2010, the Company entered into interest rate swap contracts which effectively converted $150 million of the 2019 Notes to floating rate debt based on six-month LIBOR plus 1.235 percent. See Notes 13 and 14 for additional information relating to the interest rate swap contracts.

The 2021 and 2019 Notes are included in the Condensed Consolidated Statement of Financial Position net of any unamortized discount within the caption Long-term Debt, Net. The debt issuance costs are capitalized within Other Assets on the Condensed Consolidated Statement of Financial Position. The debt issuance costs and any discounts are amortized over the life of the debt and recorded in Interest expense.

The 2021 and 2019 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at December 31, 2012 and September 30, 2012.

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	December 31, 2012	September 30, 2012
Principal amount of 2021 Notes, net of discount	$249	$249
Principal amount of 2019 Notes, net of discount	299	299
Principal amount of 2013 Notes	200	200
Fair value swap adjustment (Notes 13 and 14)	29	31
Total	$777	$779
Less current portion	204	—
Long-term Debt, Net	$573	$779

Interest paid on debt for the three months ended December 31, 2012 and 2011 was $7 million and $3 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

Pension Benefits
The components of expense (income) for Pension Benefits for the three months ended December 31, 2012 and 2011 are as follows:

	Three Months Ended
	December 31
(in millions)	2012	2011
Service cost	$2	$2
Interest cost	35	38
Expected return on plan assets	(51)	(53)
Amortization:
Prior service credit	(4)	(4)
Net actuarial loss	20	14
Net benefit expense (income)	$2	$(3)

Other Retirement Benefits
The components of expense (income) for Other Retirement Benefits for the three months ended December 31, 2012 and 2011 are as follows:

	Three Months Ended
	December 31
(in millions)	2012	2011
Service cost	$1	$1
Interest cost	2	3
Amortization:
Prior service credit	(2)	(2)
Net actuarial loss	3	3
Net benefit expense	$4	$5

In fiscal year 2013, the expected long-term rate of return on plan assets for both U.S. Pension Benefits and Other Retirement Benefits was reduced to 8.25 percent compared to 8.75 percent in fiscal year 2012.

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. During the three months ended December 31, 2012, the Company contributed $55 million to its U.S. qualified pension plan. In January 2013, subsequent to the Company's first quarter, the Company made an additional $55 million contribution to its U.S. qualified pension plan. The Company does not expect to make any additional contributions to its U.S. qualified pension plan during 2013. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $14 million in 2013. For the three months ended December 31, 2012 and 2011, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $2 million and $3 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended
	December 31
(in millions)	2012	2011
Stock-based compensation expense included in:
Cost of sales	$2	$2
Selling, general and administrative expenses	4	4
Total	$6	$6
Income tax benefit	$2	$2

The Company issued awards of equity instruments under the Company's various incentive plans for the three months ended December 31, 2012 and 2011 as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Three months ended December 31, 2012	870.8	$12.44	198.9	$54.37	63.3	$54.39
Three months ended December 31, 2011	752.8	$13.89	190.0	$55.01	66.1	$54.89

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2013 based on the achievement of performance targets for fiscal years 2013 through 2015 is approximately 477,000.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted-average assumptions:

	2013 Grants	2012 Grants
Risk-free interest rate	0.3% - 1.7%	0.3% - 2.2%
Expected dividend yield	2.0%	1.6%
Expected volatility	27.0%	27.0%
Expected life	8 years	8 years

Employee Benefits Paid in Company Stock
During the three months ended December 31, 2012 and 2011, 0.3 million and 0.3 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $18 million and $18 million for the respective periods.

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	December 31
(in millions, except per share amounts)	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$132	$130
Denominator:
Denominator for basic earnings per share – weighted average common shares	139.4	149.6
Effect of dilutive securities:
Stock options	0.9	1.1
Performance shares, restricted stock and restricted stock units	0.4	0.4
Dilutive potential common shares	1.3	1.5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	140.7	151.1
Earnings per share:
Basic	$0.95	$0.87
Diluted	$0.94	$0.86

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 1.4 million and 2.2 million for the three months ended December 31, 2012 and 2011, respectively.

11.	Other Income, Net

Other income, net consists of the following:

	Three Months Ended
	December 31
(in millions)	2012	2011
Earnings from equity affiliates	5	3
Royalty income	1	—
Interest income	1	—
Other	(1)	1
Other income, net	$6	$4

12.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended December 31, 2012 and 2011, the effective income tax rate was 29.8 percent and 33.0 percent, respectively.

The effective income tax rate for the three months ended December 31, 2012 was lower than the same period of the prior year primarily due to the recognition of the tax benefit from net operating loss carryovers in the United Kingdom.

On January 2, 2013, subsequent to the first quarter, the American Taxpayer Relief Act of 2012 was enacted which

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2012 to December 31, 2013. As a result, the Company expects its income tax provision for the second quarter of fiscal year 2013 will include a discrete tax benefit that will reduce the annual effective income tax rate by approximately 2 percent for the previously expired period from January 1, 2012 to September 30, 2012.

The Company's U.S. Federal income tax returns for the tax years ended September 30, 2009 and prior have been audited by the Internal Revenue Service (IRS) and are closed to further adjustments. The IRS is currently auditing the Company's returns for the years ended September 30, 2010 and 2011. The Company is also currently under audit in various U.S. state and non-U.S. jurisdictions, which have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company had net income tax payments of $12 million and $24 million during the three months ended December 31, 2012 and 2011, respectively.

The Company had gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $45 million and $42 million as of December 31, 2012 and September 30, 2012, respectively. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $25 million and $24 million as of December 31, 2012 and September 30, 2012, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months, a reduction in unrecognized tax benefits may occur of approximately $0 million to $26 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was approximately $2 million and $2 million as of December 31, 2012 and September 30, 2012. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations was $0 million and $0 million for the three months ended December 31, 2012 and 2011.

13.	Fair Value Measurements

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2012 are as follows:

		December 31, 2012	September 30, 2012
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$45	$42
Interest rate swap assets	Level 2	29	31
Foreign currency forward exchange contract assets	Level 2	5	7
Foreign currency forward exchange contract liabilities	Level 2	(5)	(5)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during the three months ended December 31, 2012 or 2011.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	Asset (Liability)
	December 31, 2012		September 30, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$337	$337	$335	$335
Short-term debt	(545)	(553)	—	—
Long-term debt	(548)	(629)	(748)	(837)

The fair value of cash and cash equivalents and the commercial paper portion of the short-term debt approximate their carrying value due to the short-term nature of the instruments and these items are within Level 1 of the fair value hierarchy. Fair value information for the 2013 Notes classified as short-term debt and all long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities and degree of risk. The carrying amount and fair value of short-term and long-term debt excludes the interest rate swaps fair value adjustment. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

14.	Derivative Financial Instruments

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company has designated the 2019 Swap and 2013 Swap (the Swaps) as fair value hedges. The 2013 swap matures within one year and therefore is recorded within Other current assets at a fair value of $4 million offset by a fair value adjustment to Short-term debt (Note 8) of $4 million at December 31, 2012. The 2019 Swap is recorded within Other Assets at a fair value of $25 million, offset by a fair value adjustment to Long-term Debt (Note 8) of $25 million at December 31, 2012. At September 30, 2012, both Swaps were classified as long-term and were recorded within Other Assets at a fair value of $31 million, offset by a fair value adjustment to Long-term Debt (Note 8) of $31 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of December 31, 2012 and September 30, 2012, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $359 million and $393 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of December 31, 2012 and September 30, 2012 are as follows:

		Asset Derivatives
(in millions)	Classification	December 31, 2012	September 30, 2012
Foreign currency forward exchange contracts	Other current assets	$5	$7
Interest rate swaps	Other assets	25	31
Interest rate swaps	Other current assets	4	—
Total		$34	$38

		Liability Derivatives
(in millions)	Classification	December 31, 2012	September 30, 2012
Foreign currency forward exchange contracts	Other current liabilities	$5	$5

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of December 31, 2012 and September 30, 2012, $0 million and $0 million, respectively, of foreign currency forward exchange contracts, classified within Other current assets, were not designated as hedging instruments.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended December 31, 2012 and 2011 is as follows:

		Amount of Gain (Loss)
		Three Months Ended
		December 31
(in millions)	Location of Gain (Loss)	2012	2011
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$—	$(1)
Interest rate swaps	Interest expense	2	2

Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$(2)	$(1)
Amount of gain (loss) reclassified from AOCL into income	Cost of sales	—	1

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three months ended December 31, 2012. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three months ended December 31, 2012.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of December 31, 2012. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $2 million of net gains into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at December 31, 2012 was 91 months.

15.	Guarantees and Indemnifications

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Three Months Ended
	December 31
(in millions)	2012	2011
Balance at beginning of year	$126	$148
Warranty costs incurred	(13)	(11)
Product warranty accrual	10	9
Changes in estimates for prior years	(2)	(3)
Foreign currency translation adjustments	—	(1)
Balance at December 31	$121	$142

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of December 31, 2012, the outstanding loan balance was approximately $5 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of December 31, 2012, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at December 31, 2012 were $73 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

16.	Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of December 31, 2012, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. Environmental reserves for this site were $6 million and $6 million as of December 31, 2012 and September 30, 2012, respectively, which represents management’s best estimate of the probable future cost for this site.

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

17.	Legal Matters and Other Uncertainties

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

The Company depends to a large degree on U.S. Government spending, as a significant portion of the Company's sales are derived from U.S. Government contracts, both directly and indirectly through subcontracts. In August 2011, Congress enacted the Budget Control Act of 2011 (BCA) which imposes spending caps and certain reductions in security spending over a ten-year period through 2021. Absent additional Congressional action, further budget cuts, referred to as sequestration, will be implemented in March 2013. Future reductions in U.S. Government security spending could have a significant adverse impact on the financial results of the Company's Government Systems operating segment. While management believes the Company's product offerings are well positioned to meet the needs of its customer base, any material deterioration in the economic and environmental factors that impact the aerospace and defense industries could have a material adverse effect on the Company's results of operations, financial position or cash flows.

18.	Restructuring and Asset Impairment Charges, Net

During the year ended September 30, 2012, the Company recorded corporate restructuring and asset impairment charges, net totaling $58 million. Included in this charge was $35 million related to employee severance costs, primarily resulting from decisions to realign the Company's European organizational structure to better position the business for long-term growth and to adjust the size of our workforce in preparation for the sequestration impacts on the U.S. defense budgets. During the three months ended December 31, 2012, the Company made cash severance payments of $3 million. As of December 31, 2012, $28 million of employee severance costs related to this action remains to be paid in future periods.

During the year ended September 30, 2011, the Company recorded restructuring and asset impairment charges totaling $27 million. This amount was primarily comprised of non-cash asset impairment charges of $11 million, employee severance of $7 million, and $9 million of other costs, primarily attributable to a lease termination. The charges related to decisions to implement certain business realignment and facility rationalization actions in response to global economic factors that have negatively impacted the Company's Government Systems segment. All actions have been completed except for a remaining lease termination payment of $3 million which will be paid in future periods.

19.	Business Segment Information

The sales and results of continuing operations of the Company's operating segments are summarized as follows:

	Three Months Ended
	December 31
(in millions)	2012	2011
Sales:
Government Systems	$546	$583
Commercial Systems	516	511
Total sales	$1,062	$1,094

Segment operating earnings:
Government Systems	$107	$117
Commercial Systems	106	101
Total segment operating earnings	213	218

Interest expense	(6)	(6)
Stock-based compensation	(6)	(6)
General corporate, net	(13)	(12)
Income before income taxes	188	194
Income tax expense	(56)	(64)
Net Income	$132	$130

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

The following table summarizes sales by product category for the three months ended December 31, 2012 and 2011:

	Three Months Ended
	December 31
(in millions)	2012	2011
Government Systems product categories:
Avionics	$315	$324
Communication products	133	144
Surface solutions	50	60
Navigation products	48	55
Government Systems sales	546	583

Commercial Systems product categories:
Air transport aviation electronics	279	269
Business and regional aviation electronics	237	242
Commercial Systems sales	516	511
Total sales	$1,062	$1,094

Product category sales for Government Systems are delineated based upon differences in the underlying product technologies and markets served.

The air transport and business and regional aviation electronics product categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three months ended December 31, 2012, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $27 million compared to $25 million for the three months ended December 31, 2011.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND OUTLOOK
Business Overview
We have a diversified and balanced business, serving both commercial and government markets. Revenues decreased 3 percent during the first quarter of fiscal year 2013 as the downturn in U.S. defense spending contributed to a 6 percent reduction in sales for Government Systems that was partially offset by a 1 percent increase in sales for our Commercial Systems business. Despite the challenging defense environment, we maintained strong total segment operating margins at 20.1 percent of sales, comparable to the 19.9 percent total segment operating margin achieved in the same period last year. Earnings per share increased 9 percent from higher net income and the favorable impact of our active share repurchase program. During the first quarter of 2013, we repurchased 6 million shares of common stock for a total cost of $333 million.

In Commercial Systems, market conditions remain relatively unchanged from when we originally provided our fiscal year 2013 earnings guidance on September 21, 2012. We see continued strength across the air transport original equipment manufacturer (OEM) markets as sales are expected to benefit from anticipated production rate increases for the Boeing 787 and other legacy Boeing and Airbus aircraft. In addition, we further strengthened our long-term relationship with Boeing this quarter as we were selected to provide large-format flight displays as standard equipment on the 737 MAX flight deck. We continue to expect modest growth in business and regional OEM sales with additional growth in aftermarket revenues concentrated into the latter part of our fiscal 2013 from anticipated mandate and retrofit activities.
In Government Systems, the legislation passed by Congress in January 2013 to temporarily delay the impact of sequestration budget cuts by two months did not change our outlook for fiscal year 2013. Absent additional Congressional action, the sequestration budget cuts will be implemented in March 2013. Our fiscal year 2013 financial guidance already incorporates the impact of sequestration.
On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit from January 1, 2012 to December 31, 2013. This favorable tax credit had previously expired on December 31, 2011. As a result of this change in legislation, we now expect our effective income tax rate for 2013 to be about 27 percent. We expect this Federal R&D tax credit extension to drive an approximate $0.15 cent net improvement to our fiscal year 2013 earnings per share guidance range, as the benefit from lower income taxes will be partially offset by higher employee incentive pay costs.
The following table is an updated summary of our fiscal year 2013 financial guidance:

•	total sales	$4.6 billion to $4.7 billion
•	diluted earnings per share	$4.45 to $4.65 (updated from $4.30 to $4.50)
•	cash provided by operating activities	$500 million to $600 million
•	capital expenditures	about $140 million
•	total research and development investment (1)	about $1.0 billion

(1) Total research and development investment is comprised of company and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory.

RESULTS OF OPERATIONS

The following management discussion and analysis is based on financial results for the three months ended December 31, 2012 and 2011 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended December 31, 2012 and 2011

Sales

	Three Months Ended
	December 31
(dollars in millions)	2012	2011
Total sales	$1,062	$1,094
Percent (decrease)	(3)%

Total sales for the three months ended December 31, 2012 decreased $32 million compared to the three months ended December 31, 2011 due to a $37 million reduction in Government Systems sales, partially offset by a $5 million increase in Commercial Systems sales. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales.

Cost of Sales

	Three Months Ended
	December 31
(dollars in millions)	2012	2011
Total cost of sales	$750	$774
Percent of total sales	70.6%	70.7%

Cost of sales consists of costs incurred to design and manufacture our products and includes research and development (R&D), raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Total cost of sales for the three months ended December 31, 2012 decreased $24 million, or 3 percent, from the same period last year, primarily due to the $32 million reduction in sales volume and the $9 million reduction in company-funded R&D cost described below.

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended
	December 31
(dollars in millions)	2012	2011
Customer-funded:
Government Systems	$98	$108
Commercial Systems	22	21
Total customer-funded	120	129

Company-funded:
Government Systems	17	21
Commercial Systems	54	59
Total company-funded	71	80
Total research and development expense	$191	$209
Percent of total sales	18.0%	19.1%

Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion-method of accounting. Company-funded R&D expenditures relate to internally funded effort towards the development of new products and the improvement of existing products and these costs are expensed as incurred. In addition to the R&D expenditures shown in the table above, we defer the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement, as explained in Note 4 of the Notes to Condensed Consolidated Financial Statements. Pre-production engineering costs are then amortized over their useful lives, and the amortization cost is included within customer-funded R&D expense. This amortization totaled $5 million and $3 million for the three months ended December 31, 2012 and 2011, respectively.

Total R&D expense for the three months ended December 31, 2012 decreased $18 million from the same period last year. Customer-funded R&D decreased $9 million and was primarily due to a decline in spending by the U.S. government on various development programs within Government Systems, as detailed in the Government Systems Financial Results section below. Company-funded R&D expense decreased $5 million within Commercial Systems as we completed effort associated with various internally funded development programs and redirected other engineering resources towards pre-production engineering programs that are capitalized within inventory, including the Boeing 737 MAX, Bombardier CSeries and Global 7000/8000. The $4 million reduction to company funded R&D expense within Government Systems was primarily attributable to the completion of development effort for GPS and networked communication products.

Selling, General and Administrative Expenses

	Three Months Ended
	December 31
(dollars in millions)	2012	2011
Selling, general and administrative expenses	$124	$124
Percent of total sales	11.7%	11.3%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing, research or development activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the three months ended December 31, 2012 were comparable to the amount reported in the same period last year.

Net Income and Diluted Earnings Per Share

	Three Months Ended
	December 31
(dollars in millions, except per share amounts)	2012	2011
Net income	$132	$130
Percent of sales	12.4%	11.9%

Diluted earnings per share	$0.94	$0.86

Net income for the three months ended December 31, 2012 increased 2 percent, or $2 million to $132 million from $130 million of net income for the three months ended December 31, 2011. Diluted earnings per share from continuing operations increased 9 percent to $0.94 for the three months ended December 31, 2012 compared to $0.86 for the three months ended December 31, 2011. The rate of increase in diluted earnings per share was greater than the percentage rate increase in net income because of the favorable impact from our share repurchase program.

Net income was impacted by the lower operating earnings within Government Systems, which were more than offset by the combined impact of higher operating earnings within Commercial System and a benefit from lower income tax expense. The lower income tax expense was primarily related to the recognition of tax benefits from net operating loss carryovers in the United Kingdom that resulted in a benefit to net income and earnings per share during the three months ended December 31, 2012.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended
	December 31
(dollars in millions)	2012	2011
Avionics	$315	$324
Communication products	133	144
Surface solutions	50	60
Navigation products	48	55
Total	$546	$583
Percent (decrease)	(6)%

Avionics sales decreased $9 million, or 3 percent, for the three months ended December 31, 2012 compared to the same period in the prior year, primarily due to the following:

•	$17 million decrease from reduced development for our content on the E-6 aircraft and other programs that completed or are expected to transition to full scale production after 2013

•	partially offset by an $10 million increase from continued development effort on the KC-46A and KC-10 tanker aircraft programs

Communication products sales decreased $11 million, or 8 percent, for the three months ended December 31, 2012 compared to the same period in the prior year, primarily due to a $16 million reduction in deliveries of legacy airborne communication systems and satellite communication terminals, partially offset by increased sales of ground based software defined radios.

Surface solutions sales decreased $10 million, or 17 percent, for the three months ended December 31, 2012 compared to the same period in the prior year, primarily due to the following:

•	$14 million reduction attributable to the completion of development effort on various integration and electronic warfare programs

•	partially offset by a $4 million increase in Firestorm targeting system revenues attributable to recently awarded positions on international programs

Navigation products sales decreased $7 million, or 13 percent, for the three months ended December 31, 2012 compared to the same period in the prior year, largely driven by a reduction in deliveries of our Defense Advanced GPS Receiver products as troop deployments wind down in Afghanistan and Iraq.

Government Systems Segment Operating Earnings

	Three Months Ended
	December 31
(dollars in millions)	2012	2011
Segment operating earnings	$107	$117
Percent of sales	19.6%	20.1%

Government Systems operating earnings were $107 million, or 19.6 percent of sales, for the three months ended December 31, 2012, compared to operating earnings of $117 million, or 20.1 percent of sales, for the same period one year ago. The $10 million decrease in Government Systems operating earnings was primarily due to the following:

•
the $37 million reduction in sales discussed in the Government Systems sales section above resulted in a $19 million decrease to costs and a reduction to earnings of $18 million, or 49 percent of the sales volume reduction. This gross margin impact from the sales volume reduction reflects an unfavorable shift in product mix as prior year results included higher margin hardware sales for Communication and Navigation products

•
partially offset by an $8 million benefit to operating earnings attributable to the combined impact of lower company-funded R&D expense and other savings realized from headcount reduction and restructuring actions initiated in the prior year

The decrease in Government Systems operating earnings as a percent of sales was primarily due to the lower sales volume, partially offset by the favorable impact of lower company-funded R&D expense.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service.

	Three Months Ended
	December 31
(dollars in millions)	2012	2011
Air transport aviation electronics:
Original equipment	$140	$124
Aftermarket	112	120
Wide-body in-flight entertainment products and services	27	25
Total air transport aviation electronics	279	269
Business and regional aviation electronics:
Original equipment	142	141
Aftermarket	95	101
Total business and regional aviation electronics	237	242
Total	$516	$511
Percent increase	1%

Total air transport aviation electronics sales increased $10 million, or 4 percent, for the three months ended December 31, 2012 compared to the same period in the prior year due to the following:

•
original equipment manufacturer (OEM) revenues increased $16 million, or 13 percent. This increase was primarily due to increased deliveries from higher aircraft production rates for the Boeing 787 platform and increased deliveries on the Airbus A330 platform

•	aftermarket sales declined $8 million, or 7 percent, driven by lower spare parts sales as a large number of deliveries occurred last year for aircraft entering into service

•
wide-body in-flight entertainment products and services increased $2 million as a $7 million last-time buy order for spare parts from an airline customer offset other declines attributable to our previously announced decision to cease investing in this product area

Business and regional aviation electronics sales decreased $5 million, or 2 percent, for the three months ended December 31, 2012 compared to the same period in the prior year due to the following:

•	OEM sales increased $1 million, or 1 percent, as higher product deliveries for Bombardier Global aircraft were mostly offset by reduced sales to customers at the light-end of the business jet market

•
aftermarket sales decreased $6 million, or 6 percent, driven by a reduction in spare parts sales as prior year results included large deliveries for military special mission programs and Chinese regional jet aircraft

Commercial Systems Segment Operating Earnings

	Three Months Ended
	December 31
(dollars in millions)	2012	2011
Segment operating earnings	$106	$101
Percent of sales	20.5%	19.8%

Commercial Systems operating earnings increased $5 million, or 5 percent, to $106 million, or 20.5 percent of sales, for the three months ended December 31, 2012 compared to operating earnings of $101 million, or 19.8 percent of sales, for the three months ended December 31, 2011.

The $5 million increase in Commercial Systems operating earnings, and the increase in Commercial Systems operating earnings as a percent of sales, were primarily attributable to the benefit of lower company-funded R&D expenses, as discussed in the Cost of Sales section above.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net. These costs are included within Cost of sales, SG&A expense and Other Income, net on the Condensed Consolidated Statement of Operations. General Corporate, net is summarized as follows:

	Three Months Ended
	December 31
(dollars in millions)	2012	2011
General corporate, net	$13	$12

General corporate net costs for the three months ended December 31, 2012 were comparable to the amount reported in the same period last year.

Retirement Plans

Net benefit expense for pension benefits and other retirement benefits are as follows:

	Three Months Ended
	December 31
(dollars in millions)	2012	2011
Pension benefits	$2	$(3)
Other retirement benefits	4	5
Net benefit expense	$6	$2

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

For the full year 2013, we expect defined benefit pension expense of $7 million, compared to $13 million of income for the full year 2012. In fiscal year 2013, the expected long-term rate of return on plan assets for both U.S. Pension Benefits and Other Retirement Benefits was reduced to 8.25 percent compared to 8.75 percent for fiscal year 2012.

Our objective with respect to the funding of our pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, we will fund our pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant.

During the three months ended December 31, 2012, we made $55 million of contributions to our U.S. qualified pension plan. In January 2013, subsequent to our first quarter, we made an additional $55 million contribution to our U.S. qualified plan. We do not expect to make any additional contributions to our U.S. qualified pension plan during 2013. Contributions to our non-U.S. plans and U.S. non-qualified plan are anticipated to total $14 million in 2013. For the three months ended December 31, 2012 and 2011, we made contributions to our non-U.S. plans and U.S. non-qualified pension plan of $2 million and $3 million, respectively.

Other Retirement Benefits
We expect other retirement benefits expense of approximately $15 million for the full year fiscal 2013 compared to the full year 2012 expense of $18 million.

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

During the three months ended December 31, 2012 and 2011, the effective income tax rate was 29.8 percent and 33.0 percent, respectively. The effective income tax rate for the three months ended December 31, 2012 was lower than the same period of the prior year primarily due to the recognition of the tax benefit from net operating loss carryovers in the United Kingdom.

On January 2, 2013, subsequent to our first quarter, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2012 to December 31, 2013. As a result, we expect our income tax provision for the second quarter of fiscal year 2013 will include a discrete tax benefit that will reduce our annual effective income tax rate by approximately 2 percent for the previously expired period from January 1, 2012 to September 30, 2012.

For fiscal year 2013, our effective income tax rate is projected to be about 27 percent and has been updated to include the full year impact of the Federal R&D Tax Credit extension.

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

Operating Activities

	Three Months Ended
	December 31
(in millions)	2012	2011
Cash provided by (used for) operating activities	$63	$(64)

The $127 million increase in cash provided by operating activities during the three months ended December 31, 2012 compared to the same period last year was primarily due to the following:

•
payments for employee incentive pay decreased $79 million during the first three months of fiscal year 2013, compared to the same period last year. Incentive pay is expensed in the year it is incurred and paid in the first fiscal quarter of the following year. During the first three months of fiscal year 2013, $54 million was paid for employee incentive pay costs incurred during 2012. During the first three months of fiscal year 2012, $133 million was paid for employee incentive pay costs incurred during 2011

•
cash receipts from customers increased by $26 million to $1,169 million during the first three months of 2013, compared to $1,143 million during the same period last year. The increase was primarily attributable to higher progress payments and cash advances received from customers, partially offset by the lower sales volume discussed in the Results of Operations section above

•	the remaining increase to operating cash flows of $22 million was primarily attributable to lower payments for production inventory and other operating costs that resulted from the lower sales volume

Investing Activities

	Three Months Ended
	December 31
(in millions)	2012	2011
Cash used for investing activities	$(40)	$(47)

The $7 million decrease in cash used for investing activities during the three months ended December 31, 2012 compared to the same period last year was primarily due to the timing of capital expenditures. For the full year 2013, we expect $140 million of capital expenditures, which is comparable to the $138 million of capital expenditures in full year 2012.

Financing Activities

	Three Months Ended
	December 31
(in millions)	2012	2011
Cash used for financing activities	$(25)	$(128)

The $103 million decrease in cash used for financing activities during the three months ended December 31, 2012 compared to the same period last year was primarily due to the following:

•	cash repurchases of common stock decreased $57 million to $336 million for the three months ended December 31, 2012 compared to $393 million for the three months ended December 31, 2011

•
higher net borrowings of $50 million. During the three months ended December 31, 2012, net proceeds from short-term commercial paper borrowings were $345 million, compared to net proceeds from short-term commercial paper borrowings and long-term debt of $295 million during the same period last year

Financial Condition and Liquidity

We have historically maintained a capital structure characterized by conservative levels of debt outstanding that enables us sufficient access to credit markets. When combined with our ability to generate cash flow from our operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners.

A comparison of key elements of our financial condition as of December 31, 2012 and September 30, 2012 are as follows:

(dollars in millions)	December 31, 2012	September 30, 2012
Cash and cash equivalents	$337	$335
Short-term debt	(549)	—
Long-term debt, net	(573)	(779)
Net debt (1)	$(785)	$(444)
Total equity	$1,057	$1,264
Debt to total capitalization (2)	51%	38%
Net debt to total capitalization (3)	43%	26%

(1)	Calculated as total of short-term and long-term debt, net (Total debt), less cash and cash equivalents

(2)	Calculated as Total debt divided by the sum of Total debt plus Total equity

(3)	Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. As of December 31, 2012, approximately 91 percent of our cash and cash equivalents resides at non-U.S. locations and may not be readily accessible for use in the U.S. due to adverse income tax implications and other statutory limitations. Due to the fluctuations of cash flows, we supplement our internally generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At December 31, 2012, short-term commercial paper borrowings outstanding were $345 million with a weighted-average interest rate and maturity period of 0.18 percent and 9 days, respectively. These commercial paper borrowings were incurred to fund a portion of the Company's share repurchase program. The maximum amount of short-term borrowings outstanding during the three months ended December 31, 2012 was $362 million. At September 30, 2012, there were no outstanding short-term commercial paper borrowings.

In the event our access to the commercial paper markets is impaired, we have access to an $850 million Revolving Credit Facility through a network of banks that matures in 2016, with options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at December 31, 2012 based on this financial covenant was 30 percent. We had no borrowings at December 31, 2012 under our Revolving Credit Facility.

In addition, alternative sources of liquidity could include funds available from the issuance of equity securities, debt securities and potential asset securitization strategies. To date, we have not raised capital through the issuance of equity securities as we prefer to use debt financing to lower our overall cost of capital and increase our return on shareowners' equity.

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing in terms of interest rates. Our strong credit ratings have enabled continued access to both short and long-term credit markets. On January 8, 2013, Moody's reduced our long-term senior unsecured debt rating to A2 from A1. Moody's reaffirmed our short-term debt rating of P-1. On January 16, 2013, Standard and Poor's reaffirmed our long-term senior unsecured debt rating of A, but revised the outlook from Stable to Negative. We do not believe these rating actions will materially impact our access to or cost of long-term financing. If our credit ratings were to be further adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our current credit ratings:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Stable
Moody’s Investors Service	P-1	A2	Stable
Standard & Poor’s	A-1	A	Negative

We were in compliance with all debt covenants at December 31, 2012 and September 30, 2012.

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 16 of the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of our financial statements are described in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2012. Actual results in these areas could differ from management's estimates.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; the rate of recovery of the commercial OEM production rates and the aftermarket; the impacts of natural disasters, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or other sensitive information, corruption of data or operational disruption; delays related to the award of domestic and international contracts; unanticipated impacts of sequestration and other provisions of the Budget Control Act of 2011 that are set to be implemented in March 2013; the discontinuance of support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of terrorist events on the commercial aerospace industry; declining defense budgets resulting from budget deficits in the U.S. and abroad; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; timing of international contract awards; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers, including our collective bargaining agreements set to expire in May 2013; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity and quality improvements and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of lawsuits, claims and legal proceedings, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At December 31, 2012, we had $200 million of 4.75 percent fixed rate short-term debt obligations outstanding with a carrying value of $200 million and a fair value of $208 million. In November 2003 we converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 0.075 percent by executing “receive fixed, pay variable” interest rate swap contracts. At December 31, 2012, we also had $300 million of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $299 million and a fair value of $364 million. In January 2010 we converted $150 million of this fixed rate debt to floating rate debt based on six-month LIBOR plus 1.235 percent. Finally, at December 31, 2012, we had $250 million of 3.10 percent fixed rate unsecured long-term debt with a carrying value of $249 million and a fair value of $265 million.

A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $5 million and $5 million, respectively, and would not have impacted the value of our short-term fixed rate debt. The fair value of the $250 million notional value of interest rate swap contracts was a $29 million net asset at December 31, 2012. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $1 million, respectively. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 8, 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $359 million and $393 million at December 31, 2012 and September 30, 2012, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts netted to zero at December 31, 2012 and was a net asset of $2 million at September 30, 2012. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at December 31, 2012 by $9 million. For more information related to outstanding currency forward exchange contracts, see Notes 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of December 31, 2012, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our Board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2012 through October 31, 2012	2,300,000	$53.85	2,300,000	$357 million
November 1, 2012 through November 30, 2012	1,850,005	54.83	1,850,005	255 million
December 1, 2012 through December 31, 2012	1,886,585	57.26	1,886,585	147 million
Total	6,036,590	$55.22	6,036,590

(1)	On July 23, 2012 our Board authorized the repurchase of an additional $500 million of our common stock, as reflected in the table above. These authorizations have no stated expiration.

Item 5.      Other Information

As explained in Note 2 of the Notes to Condensed Consolidated Financial Statements, in June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in the financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of other comprehensive income (OCI). The amendment became effective for the Company for the quarter ended December 31, 2012, and the Company has elected to report OCI as a separate but consecutive statement.

The table below reflects the retrospective application of this guidance for each of the three years ended September 30, 2012, 2011 and 2010. The retrospective application did not have any impact on the Company's financial position, results of operations or cash flows as a result of this amendment.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30
	2012	2011	2010
Net income	$609	$634	$561
Unrealized foreign currency translation adjustments	13	(21)	(8)
Pension and other retirement benefits adjustments (net of taxes: 2012, $73; 2011, $130; 2010, $95)	(126)	(217)	(171)
Foreign currency cash flow hedge adjustment (net of taxes: 2012, $0; 2011, $0; 2010, $0)	3	—	—
Other comprehensive loss	(110)	(238)	(179)
Comprehensive income	$499	$396	$382

Item 6.	Exhibits

(a)	Exhibits

*10-c-1	Compensation Recovery Policy Acknowledgement and Agreement

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	January 18, 2013	By	/s/ Marsha A. Schulte
Marsha A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer and an Authorized Officer)