Form 10-Q
period 2013-03-31
ROCKWELL COLLINS INC
filed 2013-04-19
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

135,670,502 shares of the registrant's Common Stock were outstanding on April 15, 2013.

ROCKWELL COLLINS, INC.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	March 31, 2013	September 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$337	$335
Receivables, net	954	971
Inventories, net	1,444	1,332
Current deferred income taxes	32	58
Other current assets	107	91
Total current assets	2,874	2,787

Property	758	773
Goodwill	778	780
Intangible Assets	289	291
Long-term Deferred Income Taxes	429	455
Other Assets	225	228
TOTAL ASSETS	$5,353	$5,314

LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$588	$—
Accounts payable	394	475
Compensation and benefits	275	269
Advance payments from customers	323	288
Accrued customer incentives	169	174
Product warranty costs	121	126
Other current liabilities	90	108
Total current liabilities	1,960	1,440

Long-term Debt, Net	570	779
Retirement Benefits	1,547	1,693
Other Liabilities	151	138

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,463	1,460
Retained earnings	3,911	3,708
Accumulated other comprehensive loss	(1,599)	(1,607)
Common stock in treasury, at cost (shares held: March 31, 2013, 47.9; September 30, 2012, 41.6)	(2,657)	(2,304)
Total shareowners’ equity	1,120	1,259
Noncontrolling interest	5	5
Total equity	1,125	1,264
TOTAL LIABILITIES AND EQUITY	$5,353	$5,314

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2013	2012	2013	2012
Sales	$1,131	$1,161	$2,193	$2,255

Costs, expenses and other:
Cost of sales	804	810	1,554	1,584
Selling, general and administrative expenses	126	137	250	261
Interest expense	8	7	14	13
Other income, net	(4)	(6)	(10)	(10)
Total costs, expenses and other	934	948	1,808	1,848

Income before income taxes	197	213	385	407
Income tax expense	36	52	92	116

Net income	$161	$161	$293	$291

Earnings per share:
Basic earnings per share	$1.18	$1.10	$2.13	$1.97
Diluted earnings per share	$1.17	$1.09	$2.10	$1.95

Weighted average common shares:
Basic	136.2	146.0	137.8	147.8
Diluted	137.8	147.6	139.3	149.4

Cash dividends per share	$0.30	$0.24	$0.60	$0.48

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2013	2012	2013	2012
Net income	$161	$161	$293	$291
Unrealized foreign currency translation adjustment	(11)	12	(11)	7
Foreign currency cash flow hedge adjustment (net of tax for the three and six months ended March 31, 2013 of $0 and $0, respectively; net of tax for the three and six months ended March 31, 2012 of $0 and $0, respectively)	—	1	(2)	—
Amortization of defined benefit plan costs (net of tax for the three and six months ended March 31, 2013 of $6 and $12, respectively; net of tax for the three and six months ended March 31, 2012 of $4 and $8, respectively)	10	7	21	14
Comprehensive income	$160	$181	$301	$312

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	March 31
	2013	2012
Operating Activities:
Net income	$293	$291
Adjustments to arrive at cash provided by operating activities:
Depreciation	61	58
Amortization of intangible assets and pre-production engineering costs	27	26
Stock-based compensation expense	13	13
Compensation and benefits paid in common stock	29	35
Excess tax benefit from stock-based compensation	(3)	(7)
Deferred income taxes	39	59
Pension plan contributions	(117)	(118)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	2	80
Production inventory	(63)	(139)
Pre-production engineering costs	(88)	(63)
Accounts payable	(46)	(66)
Compensation and benefits	7	(74)
Advance payments from customers	37	—
Accrued customer incentives	9	23
Product warranty costs	(5)	(21)
Income taxes	6	(38)
Other assets and liabilities	(22)	(14)
Cash Provided by Operating Activities	179	45

Investing Activities:
Property additions	(61)	(69)
Proceeds from the disposition of property	—	2
Acquisition of intangible assets	(1)	(1)
Other investing activities	—	(4)
Cash Used for Investing Activities	(62)	(72)

Financing Activities:
Purchases of treasury stock	(437)	(502)
Cash dividends	(83)	(71)
Increase in short-term commercial paper borrowings, net	385	97
Increase in long-term borrowings	—	247
Proceeds from the exercise of stock options	19	16
Excess tax benefit from stock-based compensation	3	7
Cash Used for Financing Activities	(113)	(206)

Effect of exchange rate changes on cash and cash equivalents	(2)	—

Net Change in Cash and Cash Equivalents	2	(233)
Cash and Cash Equivalents at Beginning of Period	335	530
Cash and Cash Equivalents at End of Period	$337	$297

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

2.	Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued amended guidance on the impairment testing of goodwill and other intangible assets that provides companies with an option to make an initial qualitative evaluation to determine the likelihood of goodwill impairment. The Company adopted the guidance during the second quarter of 2013 with no impact to the Company's financial position, results of operations or cash flows as a result of this amendment.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	March 31, 2013	September 30, 2012
Billed	$736	$810
Unbilled	372	366
Less progress payments	(144)	(169)
Total	964	1,007
Less allowance for doubtful accounts	(10)	(36)
Receivables, net	$954	$971

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included within Other Assets. Total net receivables due from the U.S. Government, including the Department of Defense, both directly and indirectly through subcontracts, were $284 million at March 31, 2013 and $284 million at September 30, 2012. U.S. Government unbilled receivables, net of progress payments, were $101 million and $93 million at March 31, 2013 and September 30, 2012, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

During the six months ended March 31, 2013, the Company completed its negotiations with Hawker Beechcraft for certain outstanding receivable balances related to their Chapter 11 bankruptcy filing.

4.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	March 31, 2013	September 30, 2012
Finished goods	$181	$168
Work in process	276	254
Raw materials, parts and supplies	352	343
Less progress payments	(10)	(2)
Total	799	763
Pre-production engineering costs	645	569
Inventories, net	$1,444	$1,332

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

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter
Anticipated amortization expense	$28	$33	$49	$65	$77	$405

Amortization expense for pre-production engineering costs for the three and six months ended March 31, 2013 was $7 million and $12 million, respectively, compared with $4 million and $7 million for the three and six months ended March 31, 2012. During the fourth quarter of 2012, the Company reclassified this amortization on the Condensed Consolidated Statement of Cash Flows from changes in Inventories to Amortization of intangible assets and pre-production engineering costs for all periods presented. As of March 31, 2013, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 10 years.

5.	Property

Property is summarized as follows:

(in millions)	March 31, 2013	September 30, 2012
Land	$10	$10
Buildings and improvements	390	383
Machinery and equipment	1,060	1,045
Information systems software and hardware	335	326
Furniture and fixtures	67	66
Construction in progress	82	88
Total	1,944	1,918
Less accumulated depreciation	(1,186)	(1,145)
Property	$758	$773

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Total
Balance at September 30, 2012	$514	$266	$780
Foreign currency translation adjustments	(2)	—	(2)
Balance at March 31, 2013	$512	$266	$778

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company's 2013 and 2012 impairment tests resulted in no impairment.

Intangible assets are summarized as follows:

	March 31, 2013			September 30, 2012
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$221	$(168)	$53	$221	$(159)	$62
Customer relationships:
Acquired	91	(59)	32	91	(57)	34
Up-front sales incentive assets	225	(30)	195	212	(26)	186
License agreements	13	(8)	5	13	(8)	5
Trademarks and tradenames	15	(13)	2	15	(13)	2
Intangible assets with indefinite lives:
Trademarks and tradenames	2	—	2	2	—	2
Intangible assets	$567	$(278)	$289	$554	$(263)	$291

Rockwell Collins provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer relationship intangible asset and are amortized using a units-of-delivery method over the period the Company has received a contractually enforceable right related to the incentives, up to 15 years. Amortization is based on the Company’s expectation of delivery rates on a program-by-program basis. Amortization begins when the Company starts recognizing revenue as the Company delivers equipment for the program. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of March 31, 2013, the weighted average amortization period remaining for up-front sales incentives was approximately 9 years.

Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter
Anticipated amortization expense for up-front sales incentives	$9	$11	$15	$18	$20	$126
Anticipated amortization expense for all other intangible assets	22	18	16	12	11	24
Total	$31	$29	$31	$30	$31	$150

Amortization expense for intangible assets for the three and six months ended March 31, 2013 was $7 million and $15 million, respectively, compared to $9 million and $19 million for the three and six months ended March 31, 2012.

7.	Other Assets

Other assets are summarized as follows:

(in millions)	March 31, 2013	September 30, 2012
Long-term receivables	$32	$34
Investments in equity affiliates	24	19
Exchange and rental assets (net of accumulated depreciation of $91 at March 31, 2013 and $94 at September 30, 2012)	53	51
Other	116	124
Other assets	$225	$228

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

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $36 million and $69 million for the three and six months ended March 31, 2013, respectively, and $34 million and $62 million for the three and six months ended March 31, 2012. The deferred portion of profit generated from sales to equity affiliates was $1 million and $3 million at March 31, 2013 and September 30, 2012, respectively.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either loaned or rented to customers on a short-term basis in connection with warranty and other service related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives up to 15 years. Depreciation expense for exchange and rental assets was $3 million and $5 million for the three and six months ended March 31, 2013, respectively, and $3 million and $5 million for the three and six months ended March 31, 2012 respectively.

8.	Debt

Short-term Debt
Short-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	March 31, 2013	September 30, 2012
Short-term commercial paper borrowings	$385	$—
Current portion of long-term debt	200	—
Fair value swap adjustment (Notes 13 and 14)	3	—
Short-term debt	$588	$—

On November 20, 2003, the Company issued $200 million of 4.75 percent fixed rate unsecured debt due
December 1, 2013 (the 2013 Notes). At the time of the debt issuance, the Company entered into interest rate swap contracts which effectively converted $100 million of the 2013 Notes to floating rate debt based on the six-month London Interbank Offered Rate (LIBOR) less 0.075 percent. See Notes 13 and 14 for additional information relating to the interest rate swap contracts. The 2013 Notes mature within one year and are included in the Condensed Consolidated Statement of Financial Position net of any unamortized discount within the caption Short-term Debt.

The 2013 Notes contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at March 31, 2013 and September 30, 2012.

Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. At March 31, 2013, short-term commercial paper borrowings outstanding were $385 million with a weighted-average interest rate and maturity period of 0.18 percent and 44 days, respectively. At September 30, 2012, there were no outstanding short-term commercial paper borrowings.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revolving Credit Facilities
On May 26, 2011, the Company entered into an $850 million five-year unsecured revolving credit facility with various banks. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. The ratio was 30 percent as of March 31, 2013. The credit facility includes options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. The credit facility also contains covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under this credit facility bear interest at LIBOR plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At March 31, 2013 and September 30, 2012, there were no outstanding borrowings under the revolving credit facility.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $55 million as of March 31, 2013, of which $18 million supports commitments in the form of commercial letters of credit. As of March 31, 2013 and September 30, 2012, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At March 31, 2013 and September 30, 2012, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

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

The 2021 and 2019 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at March 31, 2013 and September 30, 2012.

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	March 31, 2013	September 30, 2012
Principal amount of 2021 Notes, net of discount	$249	$249
Principal amount of 2019 Notes, net of discount	299	299
Principal amount of 2013 Notes	200	200
Fair value swap adjustment (Notes 13 and 14)	25	31
Total	$773	$779
Less current portion	203	—
Long-term Debt, Net	$570	$779

Interest paid on debt for the six months ended March 31, 2013 and 2012 was $13 million and $9 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

Pension Benefits
The components of expense (income) for Pension Benefits for the three and six months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2013	2012	2013	2012
Service cost	$3	$2	$5	$4
Interest cost	34	39	69	77
Expected return on plan assets	(50)	(54)	(101)	(107)
Amortization:
Prior service credit	(5)	(5)	(9)	(9)
Net actuarial loss	20	15	40	29
Net benefit expense (income)	$2	$(3)	$4	$(6)

Other Retirement Benefits
The components of expense (income) for Other Retirement Benefits for the three and six months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2013	2012	2013	2012
Service cost	$1	$1	$2	$2
Interest cost	2	2	4	5
Expected return on plan assets	(1)	—	(1)	—
Amortization:
Prior service credit	(2)	(1)	(4)	(3)
Net actuarial loss	3	2	6	5
Net benefit expense	$3	$4	$7	$9

In fiscal year 2013, the expected long-term rate of return on plan assets for both U.S. Pension Benefits and Other Retirement Benefits was reduced to 8.25 percent compared to 8.75 percent in fiscal year 2012.

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. During the six months ended March 31, 2013, the Company contributed $110 million to its U.S. qualified pension plan, and does not expect to make any additional contributions during 2013. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $14 million in 2013. During the six months ended March 31, 2013 , the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $7 million.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2013	2012	2013	2012
Stock-based compensation expense included in:
Cost of sales	$2	$2	$4	$4
Selling, general and administrative expenses	5	5	9	9
Total	$7	$7	$13	$13
Income tax benefit	$2	$2	$4	$4

The Company issued awards of equity instruments under the Company's various incentive plans for the six months ended March 31, 2013 and 2012 as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Six months ended March 31, 2013	875.8	$12.45	200.1	$54.40	82.9	$55.56
Six months ended March 31, 2012	755.1	$13.89	190.6	$55.02	81.6	$55.65

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2013 based on the achievement of performance targets for fiscal years 2013 through 2015 is approximately 480,000.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted-average assumptions:

	2013 Grants	2012 Grants
Risk-free interest rate	0.3% - 2.1%	0.3% - 2.2%
Expected dividend yield	2.0%	1.6%
Expected volatility	27.0%	27.0%
Expected life	8 years	8 years

Employee Benefits Paid in Company Stock
During the six months ended March 31, 2013 and 2012, 0.5 million and 0.6 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $29 million and $35 million for the respective periods.

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions, except per share amounts)	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$161	$161	$293	$291
Denominator:
Denominator for basic earnings per share – weighted average common shares	136.2	146.0	137.8	147.8
Effect of dilutive securities:
Stock options	1.2	1.2	1.1	1.2
Performance shares, restricted stock and restricted stock units	0.4	0.4	0.4	0.4
Dilutive potential common shares	1.6	1.6	1.5	1.6
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	137.8	147.6	139.3	149.4
Earnings per share:
Basic	$1.18	$1.10	$2.13	$1.97
Diluted	$1.17	$1.09	$2.10	$1.95

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.3 million and 0.4 million for the three months ended March 31, 2013 and 2012, respectively, and 0.7 million and 0.7 million for the six months ended March 31, 2013, and 2012, respectively.

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's per share amount may not equal the total per share amount for the full year.

11.	Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2013	2012	2013	2012
Earnings from equity affiliates	$4	$3	$9	$6
Royalty income	—	1	1	1
Interest income	—	1	1	1
Other	—	1	(1)	2
Other income, net	$4	$6	$10	$10

12.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended March 31, 2013 and 2012, the effective income tax rate was 18.3 percent and 24.4 percent, respectively, and for the six months ended March 31, 2013 and 2012, the effective income tax rate was 23.9 percent and 28.5 percent, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The lower effective income tax rate for the three months ended March 31, 2013, as compared to the same period of the prior year, was primarily due to the differences in the availability of the Federal Research and Development Tax Credit (Federal R&D Tax Credit). On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2012 to December 31, 2013. The current year effective income tax rate reflects a full year benefit from the Federal R&D Tax Credit in the estimate of the annual effective income tax rate whereas the prior year reflected only three months of benefit. Additionally, the retroactive benefit for the previously expired period from January 1, 2012 to September 30, 2012 is reflected as a discrete item which lowered the Company's effective income tax rate for the three months ended March 31, 2013. This discrete item was mostly offset by the absence of a comparable favorable adjustment that was included in the same period of the prior year due to the completion of the Internal Revenue Service (IRS) examination of taxable years ended September 30, 2008 and 2009.
The lower effective income tax rate for the six months ended March 31, 2013, as compared to the same period of the prior year, was primarily due to the favorable impacts of the extension of the Federal R&D Tax Credit mentioned above and an adjustment due to the recognition of the tax benefit from net operating loss carryovers in the United Kingdom. The prior year effective income tax rate included a favorable adjustment from the resolution of the IRS audit mentioned above.
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

The Company had net income tax payments of $45 million and $91 million during the six months ended March 31, 2013 and 2012, respectively.

The Company had gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $53 million and $42 million as of March 31, 2013 and September 30, 2012, respectively. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $31 million and $24 million as of March 31, 2013 and September 30, 2012, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months, a reduction in unrecognized tax benefits may occur of approximately $0 to $24 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was approximately $2 million and $2 million as of March 31, 2013 and September 30, 2012. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations was $0 and $(2) million for the six months ended March 31, 2013 and 2012.

13.	Fair Value Measurements

The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The FASB’s guidance classifies the inputs used to measure fair value into the following hierarchy:

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and September 30, 2012 are as follows:

		March 31, 2013	September 30, 2012
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$45	$42
Interest rate swap assets	Level 2	25	31
Foreign currency forward exchange contract assets	Level 2	6	7
Foreign currency forward exchange contract liabilities	Level 2	(7)	(5)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during the three and six months ended March 31, 2013 or 2012.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	Asset (Liability)
	March 31, 2013		September 30, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$337	$337	$335	$335
Short-term debt	(585)	(591)	—	—
Long-term debt	(548)	(623)	(748)	(837)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company has designated the 2013 Swap and 2019 Swap (the Swaps) as fair value hedges. The 2013 swap matures within one year and therefore is recorded within Other current assets at a fair value of $3 million offset by a fair value adjustment to Short-term debt (Note 8) of $3 million at March 31, 2013. The 2019 Swap is recorded within Other Assets at a fair value of $22 million, offset by a fair value adjustment to Long-term Debt (Note 8) of $22 million at March 31, 2013. At September 30, 2012, both Swaps were classified as long-term and were recorded within Other Assets at a fair value of $31 million, offset by a fair value adjustment to Long-term Debt (Note 8) of $31 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of March 31, 2013 and September 30, 2012, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $450 million and $393 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of March 31, 2013 and September 30, 2012 are as follows:

		Asset Derivatives
(in millions)	Classification	March 31, 2013	September 30, 2012
Foreign currency forward exchange contracts	Other current assets	$6	$7
Interest rate swaps	Other assets	22	31
Interest rate swaps	Other current assets	3	—
Total		$31	$38

		Liability Derivatives
(in millions)	Classification	March 31, 2013	September 30, 2012
Foreign currency forward exchange contracts	Other current liabilities	$7	$5

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of March 31, 2013 and September 30, 2012, there were no undesignated foreign currency forward exchange contracts.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2013 and 2012 is as follows:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended		Six Months Ended
		March 31		March 31
(in millions)	Location of Gain (Loss)	2013	2012	2013	2012
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$—	$—	$—	$(1)
Interest rate swaps	Interest expense	3	2	5	4

Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$—	$1	$(2)	$—
Amount of (loss) reclassified from AOCL into income	Cost of sales	—	(1)	—	—

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three and six months ended March 31, 2013. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and six months ended March 31, 2013.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of March 31, 2013. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $1 million of net losses into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at March 31, 2013 was 88 months.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Six Months Ended
	March 31
(in millions)	2013	2012
Balance at beginning of year	$126	$148
Warranty costs incurred	(24)	(25)
Product warranty accrual	21	21
Changes in estimates for prior years	(2)	(17)
Foreign currency translation adjustments	—	—
Balance at March 31	$121	$127

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of March 31, 2013, the outstanding loan balance was approximately $4 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of March 31, 2013, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at March 31, 2013 were $74 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of March 31, 2013, the Company is involved in the investigation or remediation of nine sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for eight of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. Environmental reserves for this site were $6 million and $6 million as of March 31, 2013 and September 30, 2012, respectively, which represents management’s best estimate of the probable future cost for this site.

To date, compliance with environmental regulations and resolution of environmental claims has been accomplished without material effect on the Company’s liquidity and capital resources, competitive position or financial condition. Management believes that expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material effect on the Company’s business or financial position.

17.	Legal Matters and Other Uncertainties

The Company is subject to various lawsuits, claims and proceedings that have been or may be asserted against the Company relating to the conduct of the Company's business, including those pertaining to product liability, antitrust, intellectual property, safety and health, exporting and importing, contract, employment and regulatory matters. Although the outcome of these matters cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes there are no material pending legal proceedings.

The Company depends to a large degree on U.S. Government spending, as a significant portion of the Company's sales are derived from U.S. Government contracts, both directly and indirectly through subcontracts. In August 2011, Congress enacted the Budget Control Act of 2011 which imposes spending caps and certain reductions in security spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect on March 3, 2013. While management believes the Company's product offerings are well positioned to meet the needs of its government customers, the impact of sequestration could have a material adverse effect on the Company's results of operations, financial position or cash flows.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.	Restructuring and Asset Impairment Charges, Net

During the year ended September 30, 2012, the Company recorded restructuring and asset impairment charges, net totaling $58 million. Included in this charge was $35 million related to employee severance costs, primarily resulting from decisions to realign the Company's European organizational structure to better position the business for long-term growth and to adjust the size of our workforce in anticipation of the sequestration impacts on the U.S. defense budgets. During the six months ended March 31, 2013, the Company made cash severance payments of $7 million. As of March 31, 2013, $24 million of employee severance costs related to this action remains to be paid in future periods.

During the year ended September 30, 2011, the Company recorded restructuring and asset impairment charges totaling $27 million. This amount was primarily comprised of non-cash asset impairment charges of $11 million, employee severance of $7 million, and $9 million of other costs, primarily attributable to a lease termination. The charges related to decisions to implement certain business realignment and facility rationalization actions in response to global economic factors that negatively impacted the Company's Government Systems segment. All actions have been completed except for a remaining lease termination payment of $3 million which will be paid in future periods.

19.	Business Segment Information

The sales and results of continuing operations of the Company's operating segments are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2013	2012	2013	2012
Sales:
Government Systems	$578	$628	$1,124	$1,211
Commercial Systems	553	533	1,069	1,044
Total sales	$1,131	$1,161	$2,193	$2,255

Segment operating earnings:
Government Systems	$112	$128	$219	$245
Commercial Systems	117	112	223	213
Total segment operating earnings	229	240	442	458

Interest expense	(8)	(7)	(14)	(13)
Stock-based compensation	(7)	(7)	(13)	(13)
General corporate, net	(17)	(13)	(30)	(25)
Income before income taxes	197	213	385	407
Income tax expense	(36)	(52)	(92)	(116)
Net Income	$161	$161	$293	$291

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes sales by product category for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2013	2012	2013	2012
Government Systems product categories:
Avionics	$324	$365	$639	$689
Communication products	152	154	285	298
Surface solutions	57	58	107	118
Navigation products	45	51	93	106
Government Systems sales	578	628	1,124	1,211

Commercial Systems product categories:
Air transport aviation electronics	289	287	568	556
Business and regional aviation electronics	264	246	501	488
Commercial Systems sales	553	533	1,069	1,044
Total sales	$1,131	$1,161	$2,193	$2,255

Product category sales for Government Systems are delineated based upon differences in the underlying product technologies and markets served.

The air transport and business and regional aviation electronics product categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three and six months ended March 31, 2013, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $18 million and $45 million, respectively, compared to $24 million and $49 million for the three and six months ended March 31, 2012.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND OUTLOOK
Business Overview
We have a diversified and balanced business, serving both commercial and government markets. Revenues decreased 3 percent during the second quarter of fiscal year 2013 as the downturn in U.S. defense spending contributed to an 8 percent reduction in sales for Government Systems that was partially offset by a 4 percent increase in sales for our Commercial Systems business.
Despite the challenging defense environment, we maintained strong total segment operating margins at 20.2 percent of sales and increased operating cash flows to $179 million during the first six months of our fiscal year, representing a $134 million improvement over the same period last year. Earnings per share for the quarter increased 7 percent from the favorable impact of our active share repurchase program. During the first six months of fiscal year 2013, we repurchased over 7 million shares of common stock for a total cost of $417 million. In February 2013, our Board of Directors authorized an additional $500 million of share repurchases.
In Commercial Systems, we anticipate continued strength across the air transport original equipment manufacturer (OEM) market as sales are expected to benefit from anticipated production rate increases for a variety of Boeing and Airbus aircraft. In business and regional markets, we expect growth in OEM sales, particularly in the business jet market. Additional growth is expected in Commercial Systems aftermarket revenues from anticipated mandate and retrofit activities that are concentrated into the latter part of our fiscal 2013.
In Government Systems, the uncertainty surrounding the detailed implementation of sequestration and the U.S. defense budget cuts continues to create a challenging planning environment. Our fiscal year 2013 financial guidance already anticipated the impact of sequestration and we continue to execute reductions to our infrastructure and headcount in accordance with restructuring plans announced in the fourth quarter of fiscal year 2012. In addition, we are making progress winning new business in non-U.S. defense markets, including avionics upgrades, positions on international fighter aircraft, sales of software defined radios and Firestorm targeting systems.
On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit from January 1, 2012 to December 31, 2013. This favorable tax credit had previously expired on December 31, 2011. Net income for the three months ended March 31, 2013 includes $31 million of income tax benefits from this favorable legislation. This income tax benefit was partially offset by $12 million of higher employee incentive pay costs, after tax. The net benefit to second quarter fiscal year 2013 net income from these two items was $19 million, or $0.13 per share, which is comparable to a prior year benefit to net income and income taxes of $19 million, or $0.13 per share, resulting from the completion of certain tax audits.
The following table is an updated summary of our fiscal year 2013 financial guidance:

•	total sales (1)	$4.6 billion to $4.7 billion
•	diluted earnings per share	$4.45 to $4.65
•	cash provided by operating activities	$500 million to $600 million
•	capital expenditures	about $140 million
•	total research and development investment (2)	about $950 million (from about $1.0 billion)

(1) Our total sales guidance for fiscal year 2013 remains unchanged. However, we now expect Commercial Systems sales to increase approximately 6 percent and we now expect Government Systems revenues to decrease approximately 9 percent from the prior year.
(2) Total research and development investment is comprised of company and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory. We now anticipate pre-production engineering costs to increase approximately $170 million in fiscal year 2013.

RESULTS OF OPERATIONS
The following management discussion and analysis is based on financial results for the three and six months ended March 31, 2013 and 2012 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended March 31, 2013 and 2012

Sales

	Three Months Ended
	March 31
(dollars in millions)	2013	2012
Total sales	$1,131	$1,161
Percent (decrease)	(3)%

Total sales for the three months ended March 31, 2013 decreased $30 million compared to the three months ended March 31, 2012 due to a $50 million reduction in Government Systems sales, partially offset by a $20 million increase in Commercial Systems sales. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales.

Cost of Sales

	Three Months Ended
	March 31
(dollars in millions)	2013	2012
Total cost of sales	$804	$810
Percent of total sales	71.1%	69.8%

Cost of sales consists of costs incurred to design and manufacture our products and includes research and development (R&D), raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Total cost of sales for the three months ended March 31, 2013 decreased $6 million, or 1 percent, from the same period last year, primarily due to the following:

•	a $23 million decrease primarily due to the $30 million net reduction in sales volume discussed in the Government Systems and Commercial Systems Financial Results section below

•	an $11 million reduction in company-funded R&D expense

•
offset by a $15 million increase for employee incentive compensation. This adjustment was primarily attributable to the higher payouts we now expect to make to employees under incentive plans that were impacted by a forecasted increase to earnings per share as a result of the Federal R&D tax credit extension

•
the absence of favorable warranty adjustments recorded in the prior year to reduce warranty reserves drove a $13 million increase to current quarter warranty costs, principally within Government Systems

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended
	March 31
(dollars in millions)	2013	2012
Customer-funded:
Government Systems	$101	$112
Commercial Systems	25	20
Total customer-funded	126	132

Company-funded:
Government Systems	19	22
Commercial Systems	52	60
Total company-funded	71	82
Total research and development expense	$197	$214
Percent of total sales	17.4%	18.4%

Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method of accounting. Company-funded R&D expenditures relate to internally funded effort towards the development of new products and the improvement of existing products and these costs are expensed as incurred. In addition to the R&D expenditures shown in the table above, we defer the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives, and the amortization cost is included within customer-funded R&D expense. This amortization totaled $7 million and $4 million for the three months ended March 31, 2013 and 2012, respectively.

Total R&D expense for the three months ended March 31, 2013 decreased $17 million from the same period last year. Although total R&D expenses decreased, our investment in pre-production engineering costs capitalized within inventory had a net increase of $40 million during the three months ended March 31, 2013. Pre-production engineering costs capitalized within inventory were $645 million and $605 million at March 31, 2013 and December 31, 2012, respectively.

Customer-funded R&D decreased $6 million, primarily due to a reduction within Government Systems attributable to a decrease in spending by the U.S. government on various development programs. Company-funded R&D expense decreased $11 million. Commercial Systems comprised $8 million of this reduction as we completed effort associated with various next generation business jet avionics development programs and invested in pre-production engineering programs that are capitalized within inventory, including effort on the Boeing 737 MAX, Bombardier CSeries and Airbus A350 platforms. The $3 million reduction to company-funded R&D expense within Government Systems was primarily attributable to the completion of certain imagery database development effort for simulators and savings realized from our previously announced decision to cease further discretionary investments in the public safety vehicle product line.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31
(dollars in millions)	2013	2012
Selling, general and administrative expenses	$126	$137
Percent of total sales	11.1%	11.8%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing, research or development activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the three months ended March 31, 2013 decreased $11 million, principally within Government Systems. The decrease in SG&A expenses was primarily due to a $9 million reduction in bid and proposal and travel related costs, with additional savings from lower headcount and restructuring actions that were partially offset by higher employee incentive compensation costs.

Net Income and Diluted Earnings Per Share

	Three Months Ended
	March 31
(dollars in millions, except per share amounts)	2013	2012
Net income	$161	$161
Percent of sales	14.2%	13.9%

Diluted earnings per share	$1.17	$1.09

Net income for the three months ended March 31, 2013 was $161 million, unchanged from the $161 million in net income reported during the three months ended March 31, 2012. Diluted earnings per share increased 7 percent to $1.17 for the three months ended March 31, 2013 compared to $1.09 for the three months ended March 31, 2012. The increase in diluted earnings per share was driven by the favorable impact from our share repurchase program.

Net income was impacted by lower operating earnings within Government Systems, which were offset by the combined impact of higher operating earnings within Commercial Systems and a benefit from lower income tax expense. The lower income tax expense was primarily related to the retroactive reinstatement of the Federal R&D Tax Credit, as discussed in the Income Taxes section below.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended
	March 31
(dollars in millions)	2013	2012
Avionics	$324	$365
Communication products	152	154
Surface solutions	57	58
Navigation products	45	51
Total	$578	$628
Percent (decrease)	(8)%

Avionics sales decreased $41 million, or 11 percent, for the three months ended March 31, 2013 compared to the same period in the prior year, primarily due to the following:

•
$21 million decrease primarily from reduced effort on development programs that are completing or are expected to transition to full scale production after 2013, such as the E-6 aircraft upgrade program

•	$14 million of lower sales resulting from lower production on the Eurofighter program and fewer deliveries of helmet mounted displays for various fighter aircraft

Communication products sales decreased $2 million, or 1 percent, for the three months ended March 31, 2013 compared to the same period in the prior year, as lower sales of satellite communication terminals were largely offset by a $13 million increase in deliveries of the Joint Tactical Radio System Manpack radios.

Surface solutions sales decreased $1 million, or 2 percent, for the three months ended March 31, 2013 compared to the same period in the prior year, as the completion of development effort on various integration and electronic warfare programs was mostly offset by an increase in Firestorm targeting system revenues attributable to recently awarded positions on international programs.

Navigation products sales decreased $6 million, or 12 percent, for the three months ended March 31, 2013 compared to the same period in the prior year, largely driven by a reduction in deliveries of our Defense Advanced GPS Receiver products as troop deployments wind down in Afghanistan and Iraq.

Government Systems Segment Operating Earnings

	Three Months Ended
	March 31
(dollars in millions)	2013	2012
Segment operating earnings	$112	$128
Percent of sales	19.4%	20.4%

Government Systems operating earnings were $112 million, or 19.4 percent of sales, for the three months ended March 31, 2013, compared to operating earnings of $128 million, or 20.4 percent of sales, for the same period one year ago. The $16 million decrease in Government Systems operating earnings was primarily due to the following:

•	an $18 million reduction resulted from the absence of favorable warranty adjustments recorded in the prior year and higher employee incentive compensation costs

•
the $50 million reduction in sales discussed in the Government Systems sales section above resulted in a $41 million decrease to costs and lower earnings of $9 million, or 18 percent of the sales volume reduction. Most of the sales volume reduction related to lower margin development programs

•	partially offset by an $11 million benefit to operating earnings attributable to the combined impact of lower SG&A costs and a reduction in company-funded R&D expenses

The decrease in Government Systems operating earnings as a percent of sales was primarily due to the absence of favorable warranty adjustments recorded in the prior year and higher employee incentive compensation costs, partially offset by the favorable impact of lower selling, general, and administrative costs and reduced company-funded R&D expense.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service.

	Three Months Ended
	March 31
(dollars in millions)	2013	2012
Air transport aviation electronics:
Original equipment	$154	$141
Aftermarket	117	122
Wide-body in-flight entertainment products and services	18	24
Total air transport aviation electronics	289	287
Business and regional aviation electronics:
Original equipment	158	148
Aftermarket	106	98
Total business and regional aviation electronics	264	246
Total	$553	$533
Percent increase	4%

Total air transport aviation electronics sales increased $2 million, or 1 percent, for the three months ended March 31, 2013 compared to the same period in the prior year due to the following:

•
OEM revenues increased $13 million, or 9 percent. This increase was primarily due to increased deliveries from higher aircraft production rates for the Boeing 787 aircraft and increased deliveries of airline selectable equipment on the Boeing 737 platform

•
aftermarket sales declined $5 million, or 4 percent, driven by lower spares provisioning, as a large number of deliveries occurred last year for aircraft entering into service, and a reduction in service and support activities

•	wide-body in-flight entertainment products and services decreased $6 million

Business and regional aviation electronics sales increased $18 million, or 7 percent, for the three months ended March 31, 2013 compared to the same period in the prior year due to the following:

•
OEM sales increased $10 million, or 7 percent, as higher product deliveries for increased aircraft production rates on Bombardier Global and Challenger aircraft were partially offset by reduced sales to customers at the light-end of the business jet market

•	aftermarket sales increased $8 million, or 8 percent, driven by higher cabin and cockpit retrofits

Commercial Systems Segment Operating Earnings

	Three Months Ended
	March 31
(dollars in millions)	2013	2012
Segment operating earnings	$117	$112
Percent of sales	21.2%	21.0%

Commercial Systems operating earnings increased $5 million, or 4 percent, to $117 million, or 21.2 percent of sales, for the three months ended March 31, 2013 compared to operating earnings of $112 million, or 21.0 percent of sales, for the three months ended March 31, 2012.

The $5 million increase in Commercial Systems operating earnings was primarily attributable to the following:

•
$20 million of higher sales discussed in the Commercial Systems sales section above resulted in a $16 million increase to cost and incremental earnings of $4 million. The incremental earnings were 20 percent of the increased sales volume, which reflects the impact of a less favorable sales mix caused by a shift from higher margin spare sales that occurred last year towards lower margin OEM sales in the current year

•
net $1 million benefit to operating earnings resulted from the combined impact of $13 million in lower company-funded R&D expenses and reduced selling, general and administrative costs, mostly offset by a $12 million increase to other costs, primarily higher employee incentive compensation

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net. These costs are included within Cost of sales, SG&A expense and Other Income, net on the Condensed Consolidated Statement of Operations. General Corporate, net is summarized as follows:

	Three Months Ended
	March 31
(dollars in millions)	2013	2012
General corporate, net	$17	$13

General corporate net costs for the three months ended March 31, 2013 increased $4 million from the same period last year, primarily due to an increase in employee incentive compensation and pension costs.

Six Months Ended March 31, 2013 and 2012

Sales

	Six Months Ended
	March 31
(dollars in millions)	2013	2012
Total sales	$2,193	$2,255
Percent (decrease)	(3)%

Total sales for the six months ended March 31, 2013 decreased $62 million compared to the six months ended March 31, 2012 due to a $87 million reduction in Government Systems sales, partially offset by a $25 million increase in Commercial Systems sales. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales.

Cost of Sales

	Six Months Ended
	March 31
(dollars in millions)	2013	2012
Total cost of sales	$1,554	$1,584
Percent of total sales	70.9%	70.2%

Cost of sales consists of costs incurred to design and manufacture our products and includes research and development (R&D), raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Total cost of sales for the six months ended March 31, 2013 decreased $30 million, or 2 percent, from the same period last year, primarily due to the following:

•	$20 million reduction in company-funded R&D expense

•
offset by a $25 million increase from the combined impact of higher warranty and employee incentive compensation costs. The higher warranty cost was principally within Government Systems and was driven by the absence of favorable adjustments recorded in the prior year to reduce warranty reserves

•
the remaining decrease to cost of sales of $35 million was primarily attributable to the $62 million net reduction in sales volume discussed in the Government Systems and Commercial Systems Financial Results section below

R&D expense is included as a component of cost of sales and is summarized as follows:

	Six Months Ended
	March 31
(dollars in millions)	2013	2012
Customer-funded:
Government Systems	$199	$220
Commercial Systems	47	41
Total customer-funded	246	261

Company-funded:
Government Systems	36	43
Commercial Systems	106	119
Total company-funded	142	162
Total research and development expense	$388	$423
Percent of total sales	17.7%	18.8%

Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method of accounting. Company-funded R&D expenditures relate to internally funded effort towards the development of new products and the improvement of existing products and these costs are expensed as incurred. In addition to the R&D expenditures shown in the table above, we defer the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives, and the amortization cost is included within customer-funded R&D expense. This amortization totaled $12 million and $7 million for the six months ended March 31, 2013 and 2012, respectively.

Total R&D expense for the six months ended March 31, 2013 decreased $35 million from the same period last year. Although total R&D expenses decreased, our investment in pre-production engineering costs capitalized within inventory had a net increase of $76 million during the six months ended March 31, 2013. Pre-production engineering costs capitalized within inventory were $645 million and $569 million at March 31, 2013 and September 30, 2012, respectively.

Customer-funded R&D decreased $15 million and was primarily due to a decline in spending by the U.S. government on various development programs. Company-funded R&D expense decreased $20 million and was driven by a $13 million reduction within Commercial Systems as we completed effort associated with various next generation business jet avionics development programs and invested in pre-production engineering programs that are capitalized within inventory, including the Boeing 737 MAX, Bombardier CSeries and Airbus A350. The $7 million reduction to company-funded R&D expense within Government Systems was primarily attributable to the completion of development effort for GPS and networked communication products and savings realized from our previously announced decision to cease further discretionary investments in the public safety vehicle product line.

Selling, General and Administrative Expenses

	Six Months Ended
	March 31
(dollars in millions)	2013	2012
Selling, general and administrative expenses	$250	$261
Percent of total sales	11.4%	11.6%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing, research or development activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the six months ended March 31, 2013 decreased $11 million, principally within Government Systems. The decrease in SG&A expenses was primarily due to lower bid and proposal and travel related costs, as well as savings from lower headcount and restructuring actions that were partially offset by higher employee incentive compensation costs.

Net Income and Diluted Earnings Per Share

	Six Months Ended
	March 31
(dollars in millions, except per share amounts)	2013	2012
Net income	$293	$291
Percent of sales	13.4%	12.9%

Diluted earnings per share	$2.10	$1.95

Net income for the six months ended March 31, 2013 increased 1 percent, or $2 million to $293 million from $291 million during the six months ended March 31, 2012. Diluted earnings per share increased 8 percent to $2.10 for the six months ended March 31, 2013 compared to $1.95 for the six months ended March 31, 2012. The rate of increase in diluted earnings per share was greater than the percentage rate increase in net income because of the favorable impact from our share repurchase program.

Net income was impacted by the lower operating earnings within Government Systems, which were more than offset by the combined impact of higher operating earnings within Commercial System and a benefit from lower income tax expense. The lower income tax expense was primarily related to the retroactive reinstatement of the Federal R&D Tax Credit and the recognition of tax benefits from net operating loss carryovers in the United Kingdom, as discussed in the Income Taxes section below.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Six Months Ended
	March 31
(dollars in millions)	2013	2012
Avionics	$639	$689
Communication products	285	298
Surface solutions	107	118
Navigation products	93	106
Total	$1,124	$1,211
Percent (decrease)	(7)%

Avionics sales decreased $50 million, or 7 percent, for the six months ended March 31, 2013 compared to the same period in the prior year, primarily due to the following:

•
$31 million decrease from the combined impact of our reduced effort on development programs that are completing or are expected to transition to full scale production after 2013, such as the E-6 aircraft upgrade program, and two programs that were terminated for convenience by the U.S. Government

•	$23 million decrease resulting from the combined impact of lower production on the Eurofighter program and fewer deliveries of helmet mounted displays for various fighter aircraft

•	partially offset by a $7 million increase from continued development effort on tanker aircraft programs such as KC-10 and KC-46A

Communication products sales decreased $13 million, or 4 percent, for the six months ended March 31, 2013 compared to the same period in the prior year, primarily due to the following:

•	$19 million reduction from fewer deliveries of satellite communication terminals

•	$12 million decrease from the wind-down of development efforts on the U.S. Department of Defense FAB-T (Family of Advanced Beyond Line of Sight terminals) program

•	partially offset by other increases to revenue of $18 million, including higher deliveries of the Joint Tactical Radio System Manpack radios

Surface solutions sales decreased $11 million, or 9 percent, for the six months ended March 31, 2013 compared to the same period in the prior year, primarily due to:

•
a $14 million reduction from the combined impact of various electronic warfare and integration programs that completed or are transitioning from development to production and fewer deliveries of public safety vehicle systems as we exited that product line

•	partially offset by other net increases of $3 million, including higher Firestorm targeting system revenues attributable to recently awarded positions on international programs

Navigation products sales decreased $13 million, or 12 percent, for the six months ended March 31, 2013 compared to the same period in the prior year, largely driven by a reduction in deliveries of our Defense Advanced GPS Receiver products as troop deployments wind down in Afghanistan and Iraq.

Government Systems Segment Operating Earnings

	Six Months Ended
	March 31
(dollars in millions)	2013	2012
Segment operating earnings	$219	$245
Percent of sales	19.5%	20.2%

Government Systems operating earnings were $219 million, or 19.5 percent of sales, for the six months ended March 31, 2013, compared to operating earnings of $245 million, or 20.2 percent of sales, for the same period one year ago. The $26 million decrease in Government Systems operating earnings was primarily due to the following:

•	an $18 million reduction resulted from the absence of favorable warranty adjustments recorded in the prior year and higher employee incentive compensation costs

•
the $87 million reduction in sales discussed in the Government Systems sales section above resulted in a $64 million decrease to costs and lower earnings of $23 million, or 26 percent of the sales volume reduction. Most of the sales volume reduction related to lower margin development programs

•	partially offset by a $15 million benefit to operating earnings attributable to the combined impact of lower SG&A costs and a reduction in company-funded R&D expenses

The decrease in Government Systems operating earnings as a percent of sales was primarily due to the absence of favorable warranty adjustments recorded in the prior year, lower sales volume, and higher employee incentive compensation costs, partially offset by the favorable impact of lower SG&A and company-funded R&D expenses.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service.

	Six Months Ended
	March 31
(dollars in millions)	2013	2012
Air transport aviation electronics:
Original equipment	$294	$265
Aftermarket	229	242
Wide-body in-flight entertainment products and services	45	49
Total air transport aviation electronics	568	556
Business and regional aviation electronics:
Original equipment	300	289
Aftermarket	201	199
Total business and regional aviation electronics	501	488
Total	$1,069	$1,044
Percent increase	2%

Total air transport aviation electronics sales increased $12 million, or 2 percent, for the six months ended March 31, 2013 compared to the same period in the prior year due to the following:

•
OEM revenues increased $29 million, or 11 percent. This increase was primarily due to increased deliveries from higher aircraft production rates for the Boeing 787 platform and increased deliveries of airline selectable equipment for Boeing 737 and Airbus A330 aircraft

•
aftermarket sales declined $13 million, or 5 percent, driven by lower spares provisioning as a large number of deliveries occurred last year for aircraft entering into service and a reduction in service and support activities

•	wide-body in-flight entertainment products and services decreased $4 million

Business and regional aviation electronics sales increased $13 million, or 3 percent, for the six months ended March 31, 2013 compared to the same period in the prior year due to the following:

•
OEM sales increased $11 million, or 4 percent, as higher product deliveries for increased aircraft production rates on Bombardier Global aircraft were partially offset by reduced sales to customers at the light-end of the business jet market

•
aftermarket sales increased $2 million, or 1 percent, as higher service and support revenues were mostly offset by the absence of large spare parts deliveries that occurred last year for military special mission programs and Chinese regional jet aircraft

Commercial Systems Segment Operating Earnings

	Six Months Ended
	March 31
(dollars in millions)	2013	2012
Segment operating earnings	$223	$213
Percent of sales	20.9%	20.4%

Commercial Systems operating earnings increased $10 million, or 5 percent, to $223 million, or 20.9 percent of sales, for the six months ended March 31, 2013 compared to operating earnings of $213 million, or 20.4 percent of sales, for the six months ended March 31, 2012. The increase was primarily attributable to the benefit of lower company-funded R&D expenses. In addition, Commercial Systems segment operating earnings as a percentage of sales were impacted by the less favorable sales mix caused by a shift from higher margin spare sales that occurred last year towards lower margin OEM sales in the current year.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net. These costs are included within Cost of sales, SG&A expense and Other Income, net on the Condensed Consolidated Statement of Operations. General Corporate, net is summarized as follows:

	Six Months Ended
	March 31
(dollars in millions)	2013	2012
General corporate, net	$30	$25

General corporate net costs for the six months ended March 31, 2013 increased $5 million from the same period last year, primarily due to an increase in employee incentive compensation and pension costs.

Retirement Plans

Net benefit expense for pension benefits and other retirement benefits are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(dollars in millions)	2013	2012	2013	2012
Pension benefits	$2	$(3)	$4	$(6)
Other retirement benefits	3	4	7	9
Net benefit expense	$5	$1	$11	$3

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

During the six months ended March 31, 2013, we made contributions to our U.S. qualified pension plan of $110 million. We do not expect to make any additional contributions to our U.S. qualified pension plan during 2013. Contributions to our non-U.S. plans and U.S. non-qualified plan are anticipated to total $14 million in 2013. For the six months ended March 31, 2013, we made contributions to our non-U.S. plans and U.S. non-qualified pension plan of $7 million.

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

The effective income tax rate for the three months ended March 31, 2013 and 2012, was 18.3 percent and 24.4 percent, respectively. The lower effective income tax rate for the three months ended March 31, 2013, as compared to the same period of the prior year, was primarily due to the differences in the availability of the Federal R&D Tax Credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2012 to December 31, 2013. The current year effective income tax rate reflects a full year benefit from the Federal R&D Tax Credit in the estimate of the annual effective income tax rate whereas the prior year reflected only three months of benefit. Additionally, the retroactive benefit for the previously expired period from January 1, 2012 to September 30, 2012 is reflected as a discrete item which lowered the Company's effective income tax rate for the three months ended March 31, 2013. This discrete item was mostly offset by the absence of a comparable favorable adjustment that was included in the same period of the prior year due to the completion of the Internal Revenue Service (IRS) examination of taxable years ended September 30, 2008 and 2009.

The effective income tax rate for the six months ended March 31, 2013 and 2012 was 23.9 percent and 28.5 percent, respectively. The lower effective income tax rate for the six months ended March 31, 2013, as compared to the same period of the prior year, was primarily due to the favorable impacts of the extension of the Federal R&D Tax Credit mentioned above and a favorable adjustment resulting from the recognition of the tax benefit from net operating loss carryovers in the United Kingdom. The prior year effective income tax rate included a favorable adjustment from the resolution of the IRS audit mentioned above.

For fiscal year 2013, our effective income tax rate is projected to be about 27 percent, which includes the full year favorable impact of the Federal R&D Tax Credit extension.

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

Operating Activities

	Six Months Ended
	March 31
(in millions)	2013	2012
Cash provided by operating activities	$179	$45

The $134 million increase in cash provided by operating activities during the six months ended March 31, 2013 compared to the same period last year was primarily due to the following:

•
payments for employee incentive pay decreased $79 million during the first six months of fiscal year 2013, compared to the same period last year. Incentive pay is expensed in the year it is incurred and paid in the first fiscal quarter of the following year. During the first six months of fiscal year 2013, $54 million was paid for employee incentive pay costs incurred during 2012. During the first six months of fiscal year 2012, $133 million was paid for employee incentive pay costs incurred during 2011

•
payments for income taxes decreased $46 million to $45 million paid in the first six months of 2013 compared to $91 million paid during the first six months of 2012. This benefit to operating cash flows was primarily due to differences in the timing of cash tax payments resulting from changes in the availability of the Federal R&D tax credit

•
payments for production inventory and other operating costs that resulted from the lower sales volume decreased by $71 million to $1,840 million in the first half of 2013, compared to $1,911 million in the first half of 2012

•
the above items were partially offset by lower cash receipts from customers which decreased by $69 million to $2,240 million during the first half of 2013, compared to $2,309 million during the first half of 2012. The decrease was primarily attributable to the lower sales volume, partially offset by higher cash advances received from customers

Investing Activities

	Six Months Ended
	March 31
(in millions)	2013	2012
Cash used for investing activities	$(62)	$(72)

The $10 million decrease in cash used for investing activities during the six months ended March 31, 2013 compared to the same period last year was primarily due to the timing of capital expenditures. For the full year 2013, we expect $140 million of capital expenditures, which is comparable to the $138 million of capital expenditures in full year 2012.

Financing Activities

	Six Months Ended
	March 31
(in millions)	2013	2012
Cash used for financing activities	$(113)	$(206)

The $93 million decrease in cash used for financing activities during the six months ended March 31, 2013 compared to the same period last year was primarily due to the following:

•	cash repurchases of common stock decreased $65 million to $437 million for the six months ended March 31, 2013 compared to $502 million for the six months ended March 31, 2012

•
higher net borrowings of $41 million. During the six months ended March 31, 2013, net proceeds from short-term commercial paper borrowings were $385 million, compared to net proceeds from short-term commercial paper borrowings and long-term debt of $344 million during the same period last year

•
partially offset by higher cash dividend payments of $12 million. During the six months ended March 31, 2013, $83 million of cash dividend payments were made to shareowners as compared to $71 million during the same period last year. The increase was primarily due to a 25 percent increase in our quarterly cash dividend paid on common stock to $0.30 per share, which was effective beginning with dividends paid in June 2012

Financial Condition and Liquidity

We have historically maintained a capital structure characterized by conservative levels of debt outstanding that enables us sufficient access to credit markets. When combined with our ability to generate cash flow from our operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners.

A comparison of key elements of our financial condition as of March 31, 2013 and September 30, 2012 are as follows:

(dollars in millions)	March 31, 2013	September 30, 2012
Cash and cash equivalents	$337	$335
Short-term debt (1)	(588)	—
Long-term debt, net	(570)	(779)
Net debt (2)	$(821)	$(444)
Total equity	$1,125	$1,264
Debt to total capitalization (3)	51%	38%
Net debt to total capitalization (4)	42%	26%

(1)
Short-term debt includes $385 million of short-term commercial paper borrowings, $200 million of unsecured debt due December 1, 2013 (the 2013 Notes) and a $3 million fair value swap adjustment related to the 2013 Notes

(2)	Calculated as total of short-term and long-term debt, net (Total debt), less cash and cash equivalents

(3)	Calculated as Total debt divided by the sum of Total debt plus Total equity

(4)	Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. As of March 31, 2013, approximately 87 percent of our cash and cash equivalents resides at non-U.S. locations and may not be readily accessible for use in the U.S. due to adverse income tax implications and other statutory limitations. Due to the fluctuations of cash flows, we supplement our internally generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At March 31, 2013, short-term commercial paper borrowings outstanding were $385 million with a weighted-average interest rate and maturity period of 0.18 percent and 44 days, respectively. These commercial paper borrowings were incurred to fund a portion of the Company's share repurchase program. The maximum amount of short-term borrowings outstanding during the six months ended March 31, 2013 was $480 million. At September 30, 2012, there were no outstanding short-term commercial paper borrowings. In addition to the $385 million in commercial paper borrowings outstanding at March 31, 2013, Short-term debt also includes $200 million of 4.75 percent fixed rate unsecured debt due December 1, 2013. Our current plan is to refinance the 2013 Notes and some portion of outstanding commercial paper borrowings with a new long-term debt issuance.

In the event our access to the commercial paper markets is impaired, we have access to an $850 million Revolving Credit Facility through a network of banks. The facility, which matures in 2016, contains options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at March 31, 2013 based on this financial covenant was 30 percent. We had no borrowings at March 31, 2013 under our Revolving Credit Facility.

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

We were in compliance with all debt covenants at March 31, 2013 and September 30, 2012.

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

CAUTIONARY STATEMENT
This quarterly report contains statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; the rate of recovery of the commercial OEM production rates and the aftermarket; the impacts of natural disasters, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or other sensitive information, corruption of data or operational disruption; delays related to the award of domestic and international contracts; unanticipated impacts of sequestration and other provisions of the Budget Control Act of 2011; the discontinuance of support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of terrorist events on the commercial aerospace industry; declining defense budgets resulting from budget deficits in the U.S. and abroad; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; timing of international contract awards; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers, including our collective bargaining agreements set to expire in May 2013; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity and quality improvements and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of lawsuits, claims and legal proceedings, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At March 31, 2013, we had $200 million of 4.75 percent fixed rate short-term debt obligations outstanding with a carrying value of $200 million and a fair value of $206 million. In November 2003 we converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 0.075 percent by executing “receive fixed, pay variable” interest rate swap contracts. At March 31, 2013, we also had $300 million of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $299 million and a fair value of $360 million. In January 2010 we converted $150 million of this fixed rate debt to floating rate debt based on six-month LIBOR plus 1.235 percent. Finally, at March 31, 2013, we had $250 million of 3.10 percent fixed rate unsecured long-term debt with a carrying value of $249 million and a fair value of $263 million.

A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $5 million and $5 million, respectively, and would not have impacted the value of our short-term fixed rate debt. The fair value of the $250 million notional value of interest rate swap contracts was a $25 million net asset at March 31, 2013. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $1 million, respectively. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 8, 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $450 million and $393 million at March 31, 2013 and September 30, 2012, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a net liability of $1 million at March 31, 2013 and was a net asset of $2 million at September 30, 2012. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at March 31, 2013 by $14 million. For more information related to outstanding currency forward exchange contracts, see Notes 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of March 31, 2013, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our Board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2013 through January 31, 2013	621,000	$59.31	621,000	$111 million
February 1, 2013 through February 28, 2013	513,000	59.37	513,000	580 million
March 1, 2013 through March 31, 2013	270,000	61.34	270,000	564 million
Total	1,404,000	$59.72	1,404,000

(1)
On July 23, 2012 our Board authorized the repurchase of an additional $500 million of our common stock, as reflected in the table above. On February 7, 2013 our Board authorized the repurchase of an additional $500 million of our common stock, as reflected in the table above. These authorizations have no stated expiration.

Item 6.	Exhibits

(a)	Exhibits

10-n-2	Schedule identifying executives of the Company who are party to a Change of Control Agreement.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	April 19, 2013	By	/s/ Marsha A. Schulte
Marsha A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer and an Authorized Officer)