Form 10-Q
period 2013-06-30
ROCKWELL COLLINS INC
filed 2013-07-19
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

135,009,492 shares of the registrant's Common Stock were outstanding on July 15, 2013.

ROCKWELL COLLINS, INC.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	June 30, 2013	September 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$354	$335
Receivables, net	969	971
Inventories, net	1,509	1,332
Current deferred income taxes	14	58
Other current assets	99	91
Total current assets	2,945	2,787

Property	757	773
Goodwill	778	780
Intangible Assets	287	291
Long-term Deferred Income Taxes	407	455
Other Assets	223	228
TOTAL ASSETS	$5,397	$5,314

LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$602	$—
Accounts payable	379	475
Compensation and benefits	271	269
Advance payments from customers	298	288
Accrued customer incentives	167	174
Product warranty costs	119	126
Other current liabilities	99	108
Total current liabilities	1,935	1,440

Long-term Debt, Net	563	779
Retirement Benefits	1,534	1,693
Other Liabilities	157	138

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,471	1,460
Retained earnings	4,027	3,708
Accumulated other comprehensive loss (AOCL)	(1,592)	(1,607)
Common stock in treasury, at cost (shares held: June 30, 2013, 48.5; September 30, 2012, 41.6)	(2,705)	(2,304)
Total shareowners’ equity	1,203	1,259
Noncontrolling interest	5	5
Total equity	1,208	1,264
TOTAL LIABILITIES AND EQUITY	$5,397	$5,314

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2013	2012	2013	2012
Sales	$1,165	$1,205	$3,358	$3,460

Costs, expenses and other:
Cost of sales	795	846	2,349	2,430
Selling, general and administrative expenses	132	132	382	393
Interest expense	7	7	21	20
Other income, net	(3)	(10)	(13)	(20)
Total costs, expenses and other	931	975	2,739	2,823

Income before income taxes	234	230	619	637
Income tax expense	70	64	162	180

Net income	$164	$166	$457	$457

Earnings per share:
Basic earnings per share	$1.21	$1.16	$3.33	$3.12
Diluted earnings per share	$1.20	$1.14	$3.30	$3.09

Weighted average common shares:
Basic	135.5	143.4	137.1	146.4
Diluted	137.2	145.0	138.5	147.9

Cash dividends per share	$0.30	$0.30	$0.90	$0.78

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net income	$164	$166	$457	$457
Unrealized foreign currency translation adjustment	—	(11)	(11)	(4)
Foreign currency cash flow hedge adjustment (net of tax for the three and nine months ended June 30, 2013 of $(2) and $(2), respectively; net of tax for the three and nine months ended June 30, 2012 of $0 and $0, respectively)	(3)	2	(5)	2
Amortization of defined benefit plan costs (net of tax for the three and nine months ended June 30, 2013 of $6 and $18, respectively; net of tax for the three and nine months ended June 30, 2012 of $4 and $12, respectively)	10	7	31	21
Comprehensive income	$171	$164	$472	$476

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	June 30
	2013	2012
Operating Activities:
Net income	$457	$457
Adjustments to arrive at cash provided by operating activities:
Depreciation	91	86
Amortization of intangible assets and pre-production engineering costs	41	42
Stock-based compensation expense	19	19
Compensation and benefits paid in common stock	42	53
Excess tax benefit from stock-based compensation	(7)	(7)
Deferred income taxes	75	119
Pension plan contributions	(120)	(120)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	2	3
Production inventory	(99)	(112)
Pre-production engineering costs	(131)	(101)
Accounts payable	(67)	(71)
Compensation and benefits	3	(92)
Advance payments from customers	11	12
Accrued customer incentives	(7)	27
Product warranty costs	(7)	(21)
Income taxes	14	(85)
Other assets and liabilities	(8)	(17)
Cash Provided by Operating Activities	309	192

Investing Activities:
Property additions	(85)	(102)
Proceeds from the disposition of property	1	17
Acquisition of intangible assets	(1)	(2)
Other investing activities	—	(4)
Cash Used for Investing Activities	(85)	(91)

Financing Activities:
Purchases of treasury stock	(524)	(710)
Cash dividends	(124)	(114)
Increase in short-term commercial paper borrowings, net	400	201
Increase in long-term borrowings	—	247
Proceeds from the exercise of stock options	38	17
Excess tax benefit from stock-based compensation	7	7
Cash Used for Financing Activities	(203)	(352)

Effect of exchange rate changes on cash and cash equivalents	(2)	(14)

Net Change in Cash and Cash Equivalents	19	(265)
Cash and Cash Equivalents at Beginning of Period	335	530
Cash and Cash Equivalents at End of Period	$354	$265

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	June 30, 2013	September 30, 2012
Billed	$722	$810
Unbilled	418	366
Less progress payments	(161)	(169)
Total	979	1,007
Less allowance for doubtful accounts	(10)	(36)
Receivables, net	$969	$971

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included within Other Assets. Total net receivables due from the U.S. Government, including the Department of Defense, both directly and indirectly through subcontracts, were $291 million at June 30, 2013 and $284 million at September 30, 2012. U.S. Government unbilled receivables, net of progress payments, were $105 million and $93 million at June 30, 2013 and September 30, 2012, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

4.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	June 30, 2013	September 30, 2012
Finished goods	$182	$168
Work in process	286	254
Raw materials, parts and supplies	362	343
Less progress payments	(3)	(2)
Total	827	763
Pre-production engineering costs	682	569
Inventories, net	$1,509	$1,332

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

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter
Anticipated amortization expense	$26	$37	$53	$71	$81	$432

Amortization expense for pre-production engineering costs for the three and nine months ended June 30, 2013 was $6 million and $18 million, respectively, compared to $6 million and $13 million for the three and nine months ended June 30, 2012. During the fourth quarter of 2012, the Company reclassified this amortization on the Condensed Consolidated Statement of Cash Flows from changes in Inventories to Amortization of intangible assets and pre-production engineering costs for all periods presented. As of June 30, 2013, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 10 years.

5.	Property

Property is summarized as follows:

(in millions)	June 30, 2013	September 30, 2012
Land	$10	$10
Buildings and improvements	387	383
Machinery and equipment	1,060	1,045
Information systems software and hardware	330	326
Furniture and fixtures	66	66
Construction in progress	95	88
Total	1,948	1,918
Less accumulated depreciation	(1,191)	(1,145)
Property	$757	$773

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Total
Balance at September 30, 2012	$514	$266	$780
Foreign currency translation adjustments	(2)	—	(2)
Balance at June 30, 2013	$512	$266	$778

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company's 2013 and 2012 impairment tests resulted in no impairment.

Intangible assets are summarized as follows:

	June 30, 2013			September 30, 2012
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$221	$(172)	$49	$221	$(159)	$62
Customer relationships:
Acquired	89	(58)	31	91	(57)	34
Up-front sales incentive assets	231	(33)	198	212	(26)	186
License agreements	13	(8)	5	13	(8)	5
Trademarks and tradenames	15	(13)	2	15	(13)	2
Intangible assets with indefinite lives:
Trademarks and tradenames	2	—	2	2	—	2
Intangible assets	$571	$(284)	$287	$554	$(263)	$291

Rockwell Collins provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer relationship intangible asset and are amortized using a units-of-delivery method over the period the Company has received a contractually enforceable right related to the incentives, up to 15 years. Amortization is based on the Company’s expectation of delivery rates on a program-by-program basis. Amortization begins when the Company starts recognizing revenue as the Company delivers equipment for the program. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of June 30, 2013, the weighted average amortization period remaining for up-front sales incentives was approximately 10 years.

Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter
Anticipated amortization expense for up-front sales incentives	$9	$11	$17	$20	$23	$125
Anticipated amortization expense for all other intangible assets	22	18	15	13	12	23
Total	$31	$29	$32	$33	$35	$148

Amortization expense for intangible assets for the three and nine months ended June 30, 2013 was $8 million and $23 million, respectively, compared to $10 million and $29 million for the three and nine months ended June 30, 2012.

7.	Other Assets

Other assets are summarized as follows:

(in millions)	June 30, 2013	September 30, 2012
Long-term receivables	$31	$34
Investments in equity affiliates	24	19
Exchange and rental assets (net of accumulated depreciation of $91 at June 30, 2013 and $94 at September 30, 2012)	54	51
Other	114	124
Other assets	$223	$228

Investments in Equity Affiliates
Investments in equity affiliates primarily consist of five joint ventures. During the three months ended June 30, 2013, the Company and China Leihua Electronic Technology Research Institute, a subsidiary of the Aviation Industry Corporation of China (AVIC), formed a joint venture, AVIC Leihua Rockwell Collins Avionics Company (ALRAC). The new 50 percent owned joint venture relates to the Commercial Systems segment and will provide integrated surveillance system products for the C919 aircraft in China.

Each joint venture is 50 percent owned by the Company and accounted for under the equity method. Under the equity method of accounting for investments, the Company’s proportionate share of the earnings or losses of its equity affiliates are included in Net income and classified as Other income, net in the Condensed Consolidated Statement of Operations.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $33 million and $102 million for the three and nine months ended June 30, 2013, respectively, and $38 million and $100 million for the three and nine months ended June 30, 2012. The deferred portion of profit generated from sales to equity affiliates was $1 million and $3 million at June 30, 2013 and September 30, 2012, respectively.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either loaned or rented to customers on a short-term basis in connection with warranty and other service related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives up to 15 years. Depreciation expense for exchange and rental assets was $2 million and $7 million for the three and nine months ended June 30, 2013, respectively, and $2 million and $7 million for the three and nine months ended June 30, 2012 respectively.

8.	Debt

Short-term Debt
Short-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	June 30, 2013	September 30, 2012
Short-term commercial paper borrowings	$400	$—
Current portion of long-term debt	200	—
Fair value swap adjustment (Notes 13 and 14)	2	—
Short-term debt	$602	$—

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

The 2013 Notes contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at June 30, 2013 and September 30, 2012.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. At June 30, 2013, short-term commercial paper borrowings outstanding were $400 million with a weighted-average interest rate and maturity period of 0.14 percent and 40 days, respectively. These commercial paper borrowings were incurred to fund a portion of the Company's share repurchase program. At September 30, 2012, there were no outstanding short-term commercial paper borrowings.

Revolving Credit Facilities
On May 26, 2011, the Company entered into an $850 million five-year unsecured revolving credit facility with various banks. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. The ratio was 29 percent as of June 30, 2013. The credit facility includes options to extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. The credit facility also contains covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under this credit facility bear interest at LIBOR plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At June 30, 2013 and September 30, 2012, there were no outstanding borrowings under the revolving credit facility.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $55 million as of June 30, 2013, of which $19 million supports commitments in the form of commercial letters of credit. As of June 30, 2013 and September 30, 2012, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At June 30, 2013 and September 30, 2012, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

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

The 2021 and 2019 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at June 30, 2013 and September 30, 2012.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	June 30, 2013	September 30, 2012
Principal amount of 2021 Notes, net of discount	$249	$249
Principal amount of 2019 Notes, net of discount	299	299
Principal amount of 2013 Notes	200	200
Fair value swap adjustment (Notes 13 and 14)	17	31
Total	$765	$779
Less current portion	202	—
Long-term Debt, Net	$563	$779

Interest paid on debt for the nine months ended June 30, 2013 and 2012 was $20 million and $16 million, respectively.

9.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

Pension Benefits
The components of expense (income) for Pension Benefits for the three and nine months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2013	2012	2013	2012
Service cost	$3	$1	$8	$5
Interest cost	35	38	104	115
Expected return on plan assets	(51)	(53)	(152)	(160)
Amortization:
Prior service credit	(5)	(4)	(14)	(13)
Net actuarial loss	20	14	60	43
Net benefit expense (income)	$2	$(4)	$6	$(10)

Other Retirement Benefits
The components of expense (income) for Other Retirement Benefits for the three and nine months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2013	2012	2013	2012
Service cost	$1	$1	$3	$3
Interest cost	2	3	6	8
Expected return on plan assets	—	—	(1)	—
Amortization:
Prior service credit	(2)	(2)	(6)	(5)
Net actuarial loss	3	3	9	8
Net benefit expense	$4	$5	$11	$14

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In fiscal year 2013, the expected long-term rate of return on plan assets for both U.S. Pension Benefits and Other Retirement Benefits was reduced to 8.25 percent compared to 8.75 percent in fiscal year 2012.

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. During the nine months ended June 30, 2013, the Company contributed $110 million to its U.S. qualified pension plan, and does not expect to make any additional contributions during 2013. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $14 million in 2013. During the nine months ended June 30, 2013, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $10 million.

10.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2013	2012	2013	2012
Stock-based compensation expense included in:
Cost of sales	$2	$2	$6	$6
Selling, general and administrative expenses	4	4	13	13
Total	$6	$6	$19	$19
Income tax benefit	$3	$3	$7	$7

The Company issued awards of equity instruments under the Company's various incentive plans for the nine months ended June 30, 2013 and 2012 as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Nine months ended June 30, 2013	923.3	$12.56	211.2	$54.79	85.3	$55.77
Nine months ended June 30, 2012	758.6	$13.90	191.5	$55.04	84.2	$55.64

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2013 based on the achievement of performance targets for fiscal years 2013 through 2015 is approximately 486,000.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted-average assumptions:

	2013 Grants	2012 Grants
Risk-free interest rate	0.3% - 2.7%	0.3% - 2.2%
Expected dividend yield	2.0%	1.6%
Expected volatility	27.0%	27.0%
Expected life	8 years	8 years

Employee Benefits Paid in Company Stock
During the nine months ended June 30, 2013 and 2012, 0.7 million and 1.0 million shares, respectively, of Company common stock were issued to employees under the Company’s employee stock purchase and defined contribution savings plans at a value of $42 million and $53 million for the respective periods. Effective January 1, 2013, the Company's defined contribution savings plan matching contribution decreased from 75 percent to 50 percent of the first 8 percent of eligible compensation contributed by participants. The lower contribution rate reduced the amount of common stock issued to employees during the nine months ended June 30, 2013 as compared to the same period in the prior year.

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions, except per share amounts)	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$164	$166	$457	$457
Denominator:
Denominator for basic earnings per share – weighted average common shares	135.5	143.4	137.1	146.4
Effect of dilutive securities:
Stock options	1.2	1.1	1.0	1.1
Performance shares, restricted stock and restricted stock units	0.5	0.5	0.4	0.4
Dilutive potential common shares	1.7	1.6	1.4	1.5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	137.2	145.0	138.5	147.9
Earnings per share:
Basic	$1.21	$1.16	$3.33	$3.12
Diluted	$1.20	$1.14	$3.30	$3.09

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.3 million and 2.9 million for the three months ended June 30, 2013 and 2012, respectively, and 0.4 million and 1.4 million for the nine months ended June 30, 2013, and 2012, respectively.

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's per share amount may not equal the total per share amount for the full year.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.	Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2013	2012	2013	2012
Earnings from equity affiliates	$1	$2	$10	$8
Gain on sale of property	—	5	—	5
Royalty income	1	2	2	3
Interest income	1	1	2	2
Other	—	—	(1)	2
Other income, net	$3	$10	$13	$20

12.	Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. During the three months ended June 30, 2013 and 2012, the effective income tax rate was 29.9 percent and 27.8 percent, respectively, and for the nine months ended June 30, 2013 and 2012, the effective income tax rate was 26.2 percent and 28.3 percent, respectively.

The higher effective income tax rate for the three months ended June 30, 2013, as compared to the same period of the prior year, was primarily due to the absence of a benefit from the remeasurement of uncertain tax positions that occurred last year, partially offset by the current year favorable impact of the extension of the Federal Research and Development Tax Credit (Federal R&D Tax Credit).
The lower effective income tax rate for the nine months ended June 30, 2013, as compared to the same period of the prior year, was primarily due to the favorable impacts of the extension of the Federal R&D Tax Credit and an adjustment due to the recognition of the tax benefit from net operating loss carryovers in the United Kingdom. These items were partially offset by the absence of favorable adjustments recorded in the prior year and primarily related to the resolution of the Internal Revenue Service (IRS) examination of taxable years ended September 30, 2008 and 2009.
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

The Company had net income tax payments of $72 million and $142 million during the nine months ended June 30, 2013 and 2012, respectively.

The Company had gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $56 million and $42 million as of June 30, 2013 and September 30, 2012, respectively. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $33 million and $24 million as of June 30, 2013 and September 30, 2012, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months, a reduction in unrecognized tax benefits may occur of approximately $0 to $24 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financial Position was approximately $2 million and $2 million as of June 30, 2013 and September 30, 2012. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations was $0 and $(2) million for the nine months ended June 30, 2013 and 2012.

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

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and September 30, 2012 are as follows:

		June 30, 2013	September 30, 2012
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$46	$42
Interest rate swap assets	Level 2	17	31
Foreign currency forward exchange contract assets	Level 2	4	7
Foreign currency forward exchange contract liabilities	Level 2	(7)	(5)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during the three and nine months ended June 30, 2013 or 2012.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	Asset (Liability)
	June 30, 2013		September 30, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$354	$354	$335	$335
Short-term debt	(600)	(604)	—	—
Long-term debt	(548)	(592)	(748)	(837)

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company has designated the 2013 Swap and 2019 Swap (the Swaps) as fair value hedges. The 2013 swap matures within one year and therefore is recorded within Other current assets at a fair value of $2 million offset by a fair value adjustment to Short-term debt (Note 8) of $2 million at June 30, 2013. The 2019 Swap is recorded within Other Assets at a fair value of $15 million, offset by a fair value adjustment to Long-term Debt (Note 8) of $15 million at June 30, 2013. At September 30, 2012, both Swaps were classified as long-term and were recorded within Other Assets at a fair value of $31 million, offset by a fair value adjustment to Long-term Debt (Note 8) of $31 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of June 30, 2013 and September 30, 2012, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $513 million and $393 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of June 30, 2013 and September 30, 2012 are as follows:

		Asset Derivatives
(in millions)	Classification	June 30, 2013	September 30, 2012
Foreign currency forward exchange contracts	Other current assets	$4	$7
Interest rate swaps	Other assets	15	31
Interest rate swaps	Other current assets	2	—
Total		$21	$38

		Liability Derivatives
(in millions)	Classification	June 30, 2013	September 30, 2012
Foreign currency forward exchange contracts	Other current liabilities	$7	$5

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of June 30, 2013 and September 30, 2012, there were no undesignated foreign currency forward exchange contracts.

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2013 and 2012 is as follows:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended		Nine Months Ended
		June 30		June 30
(in millions)	Location of Gain (Loss)	2013	2012	2013	2012
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$—	$(2)	$—	$(3)
Interest rate swaps	Interest expense	2	3	7	7

Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	(5)	2	(7)	2

Derivatives not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	—	1	—	1

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three and nine months ended June 30, 2013. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and nine months ended June 30, 2013.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of June 30, 2013. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $3 million of net losses into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at June 30, 2013 was 85 months.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Nine Months Ended
	June 30
(in millions)	2013	2012
Balance at beginning of year	$126	$148
Warranty costs incurred	(36)	(35)
Product warranty accrual	33	32
Changes in estimates for prior years	(4)	(20)
Balance at June 30	$119	$125

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of June 30, 2013, the outstanding loan balance was approximately $4 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of June 30, 2013, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at June 30, 2013 were $72 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of June 30, 2013, the Company is involved in the investigation or remediation of ten sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for nine of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. Environmental reserves for this site were $6 million and $6 million as of June 30, 2013 and September 30, 2012, respectively, which represents management’s best estimate of the probable future cost for this site.

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

As of June 30, 2013 approximately 10 percent of the Company's employees were represented by collective bargaining agreements. In May of 2013, the Company negotiated its collective bargaining agreements. These new agreements expire in May 2018.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.	Restructuring and Asset Impairment Charges, Net

During the three months ended June 30, 2013, the Company entered into an agreement with a third party to outsource its production of printed wiring boards. The outsourcing decision was a result of the Company's evaluation of its overall business strategies and operations to ensure they align with customer needs and market conditions. The Company's cash flows, financial position and results of operations were not significantly impacted by this transaction. The transition of production effort to the external supplier is expected to be complete by January 2014.

During the year ended September 30, 2012, the Company recorded restructuring and asset impairment charges, net totaling $58 million. Included in this charge was $35 million related to employee severance costs, primarily resulting from decisions to realign the Company's European organizational structure to better position the business for long-term growth and to adjust the size of the workforce in anticipation of the sequestration impacts on the U.S. defense budgets. Through June 30, 2013, the Company has made cash severance payments of approximately $15 million. As of June 30, 2013, approximately $19 million of cost remains to be paid in future periods.

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

19.	Business Segment Information

The sales and results of continuing operations of the Company's operating segments are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2013	2012	2013	2012
Sales:
Government Systems	$602	$679	$1,726	$1,890
Commercial Systems	563	526	1,632	1,570
Total sales	$1,165	$1,205	$3,358	$3,460

Segment operating earnings:
Government Systems	$129	$148	$348	$393
Commercial Systems	132	105	355	318
Total segment operating earnings	261	253	703	711

Interest expense	(7)	(7)	(21)	(20)
Stock-based compensation	(6)	(6)	(19)	(19)
General corporate, net	(14)	(10)	(44)	(35)
Income before income taxes	234	230	619	637
Income tax expense	(70)	(64)	(162)	(180)
Net Income	$164	$166	$457	$457

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes sales by product category for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2013	2012	2013	2012
Government Systems product categories:
Avionics	$341	$393	$980	$1,082
Communication products	153	178	438	476
Surface solutions	62	50	169	168
Navigation products	46	58	139	164
Government Systems sales	602	679	1,726	1,890

Commercial Systems product categories:
Air transport aviation electronics	298	282	866	838
Business and regional aviation electronics	265	244	766	732
Commercial Systems sales	563	526	1,632	1,570
Total sales	$1,165	$1,205	$3,358	$3,460

Product category sales for Government Systems are delineated based upon differences in the underlying product technologies and markets served.

The air transport and business and regional aviation electronics product categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three and nine months ended June 30, 2013, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $19 million and $64 million, respectively, compared to $23 million and $72 million for the three and nine months ended June 30, 2012.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND OUTLOOK
Business Overview
We have a diversified and balanced business, serving both commercial and government markets. Revenues decreased 3 percent during the third quarter of fiscal year 2013 as the downturn in U.S. defense spending contributed to an 11 percent reduction in sales for Government Systems that was partially offset by a 7 percent increase in sales for our Commercial Systems business.
Despite the decline in revenues, we increased total segment operating margins for the quarter by 140 basis points to 22.4 percent of sales and increased operating cash flows to $309 million during the first nine months of our fiscal year, representing a $117 million improvement over the same period last year. Earnings per share for the quarter increased 5 percent from improved operating performance coupled with the favorable impact of our active share repurchase program. During the first nine months of fiscal year 2013, we repurchased nearly 9 million shares of common stock, lowering outstanding shares by 5 percent.
Based on our performance to-date, we are tightening our revenue guidance and increasing our guidance for earnings per share and operating cash flow toward the high end of our previous range. The following table is an updated summary of our fiscal year 2013 financial guidance:

•	total sales (1)	about $4.65 billion (from $4.6 billion to $4.7 billion)
•	diluted earnings per share	$4.55 to $4.60 (from $4.45 to $4.65)
•	cash provided by operating activities	about $600 million (from $500 million to $600 million)
•	capital expenditures	about $125 million (from about $140 million)
•	total research and development investment (2)	about $950 million

(1) We now expect Government Systems revenues to decrease approximately 7 percent from the prior year, and Commercial Systems sales are now expected to increase approximately 5 percent.

(2) Total research and development investment is comprised of company and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory.

RESULTS OF OPERATIONS
The following management discussion and analysis is based on financial results for the three and nine months ended June 30, 2013 and 2012 and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Three Months Ended June 30, 2013 and 2012

Sales

	Three Months Ended
	June 30
(dollars in millions)	2013	2012
Total sales	$1,165	$1,205
Percent (decrease)	(3)%

Total sales for the three months ended June 30, 2013 decreased $40 million compared to the three months ended June 30, 2012 due to a $77 million reduction in Government Systems sales, partially offset by a $37 million increase in Commercial Systems sales. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales.

Cost of Sales

	Three Months Ended
	June 30
(dollars in millions)	2013	2012
Total cost of sales	$795	$846
Percent of total sales	68.2%	70.2%

Cost of sales consists of costs incurred to design and manufacture our products and includes research and development (R&D), raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Total cost of sales for the three months ended June 30, 2013 decreased $51 million, or 6 percent, from the same period last year, primarily due to the following:

•	a $33 million decrease was primarily due to the $40 million net reduction in sales volume discussed in the Government Systems and Commercial Systems Financial Results section below

•	a $12 million reduction in company-funded R&D expense

•	remaining decrease of $6 million was primarily due to the absence of employee severance charges that were recorded last year

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended
	June 30
(dollars in millions)	2013	2012
Customer-funded:
Government Systems	$97	$102
Commercial Systems	25	20
Total customer-funded	122	122

Company-funded:
Government Systems	18	20
Commercial Systems	49	59
Total company-funded	67	79
Total research and development expense	$189	$201
Percent of total sales	16.2%	16.7%

Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method of accounting. Company-funded R&D expenditures relate to internally funded effort towards the development of new products and the improvement of existing products and these costs are expensed as incurred. In addition to the R&D expenditures shown in the table above, we defer the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives, and the amortization cost is included within customer-funded R&D expense. This amortization totaled $6 million and $6 million for the three months ended June 30, 2013 and 2012, respectively.

Total R&D expense for the three months ended June 30, 2013 decreased $12 million from the same period last year driven by a decrease in Company-funded R&D expense. Commercial Systems comprised the majority of this reduction, as we completed effort associated with various next generation business jet avionics development programs.

Although total R&D expenses decreased, our investments in pre-production engineering programs that are capitalized within inventory were higher, primarily driven by effort on the Boeing 737 MAX program. Pre-production engineering costs increased $37 million during the three months ended June 30, 2013, compared to an increase of $32 million during the same period last year.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30
(dollars in millions)	2013	2012
Selling, general and administrative expenses	$132	$132
Percent of total sales	11.3%	11.0%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or research and development activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the three months ended June 30, 2013 are unchanged from the amount reported in the prior year.

Net Income and Diluted Earnings Per Share

	Three Months Ended
	June 30
(dollars in millions, except per share amounts)	2013	2012
Net income	$164	$166
Percent of sales	14.1%	13.8%

Diluted earnings per share	$1.20	$1.14

Net income for the three months ended June 30, 2013 was $164 million, down 1 percent from $166 million in net income reported during the three months ended June 30, 2012. Diluted earnings per share increased 5 percent to $1.20 for the three months ended June 30, 2013 compared to $1.14 for the three months ended June 30, 2012. The increase in diluted earnings per share was driven by improved operating performance coupled with the favorable impact from our share repurchase program.

Net income was adversely impacted by higher income tax expense and lower operating earnings within Government Systems, partially offset by the benefit of a 26 percent increase in operating earnings within Commercial Systems. The higher income tax expense was primarily due to the absence of a benefit from the remeasurement of uncertain tax positions that occurred in the prior year, as explained in the Income Taxes section below.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended
	June 30
(dollars in millions)	2013	2012
Avionics	$341	$393
Communication products	153	178
Surface solutions	62	50
Navigation products	46	58
Total	$602	$679
Percent (decrease)	(11)%

Avionics sales decreased $52 million, or 13 percent, for the three months ended June 30, 2013 compared to the same period in the prior year, primarily due to the following:

•	$16 million decrease from reduced development effort on programs that are completing or transitioning to full scale production

•	$12 million decrease from a reduction in simulation and training activities, principally on programs that have experienced delays in order timing

•	$14 million decrease in fighter aircraft program revenues, including lower production on the Eurofighter program and fewer deliveries of helmet mounted displays for various fighter aircraft

Communication products sales decreased $25 million, or 14 percent, for the three months ended June 30, 2013 compared to the same period in the prior year, principally from:

•
a $20 million reduction in sales of satellite communication terminals attributed to sequestration and reductions in the U.S. Government's communication infrastructure in the Middle East as troops are withdrawn from the region

•
the remaining net decrease was due to a variety of items, including fewer data link product deliveries on programs that are completing or are currently experiencing delays and a wind-down in development effort on the U.S. Department of Defense FAB-T (Family of Advanced Beyond Line of Sight terminals) program, partially offset by higher deliveries of the Joint Tactical Radio System Manpack radios

Surface solutions sales increased $12 million, or 24 percent, for the three months ended June 30, 2013 compared to the same period in the prior year. The increase was primarily due to higher international sales of Firestorm targeting systems.

Navigation products sales decreased $12 million, or 21 percent, for the three months ended June 30, 2013 compared to the same period in the prior year, largely driven by a reduction in deliveries of our Defense Advanced GPS Receiver products as troop deployments wind down in Afghanistan and Iraq.

Government Systems Segment Operating Earnings

	Three Months Ended
	June 30
(dollars in millions)	2013	2012
Segment operating earnings	$129	$148
Percent of sales	21.4%	21.8%

Government Systems operating earnings were $129 million, or 21.4 percent of sales, for the three months ended June 30, 2013, compared to operating earnings of $148 million, or 21.8 percent of sales, for the same period one year ago. The $19 million decrease in Government Systems operating earnings was primarily due to the following:

•	the $77 million reduction in sales discussed in the Government Systems sales section above resulted in $23 million of lower earnings, or 30 percent of sales, and a $54 million decrease to costs

•	partially offset by other net benefits to operating earnings of $4 million, including lower SG&A costs and a reduction in company-funded R&D expenses

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service.

	Three Months Ended
	June 30
(dollars in millions)	2013	2012
Air transport aviation electronics:
Original equipment	$151	$150
Aftermarket	128	109
Wide-body in-flight entertainment products and services	19	23
Total air transport aviation electronics	298	282
Business and regional aviation electronics:
Original equipment	158	145
Aftermarket	107	99
Total business and regional aviation electronics	265	244
Total	$563	$526
Percent increase	7%

Total air transport aviation electronics sales increased $16 million, or 6 percent, for the three months ended June 30, 2013 compared to the same period in the prior year due to the following:

•	OEM revenues increased $1 million, or 1 percent, as the benefit of favorable mix and higher rates was partially offset by a reduction in development revenues

•	aftermarket sales increased $19 million, or 17 percent, driven by an increase in retrofits for airspace mandates and spares revenue

•	wide-body in-flight entertainment products and services decreased $4 million

Business and regional aviation electronics sales increased $21 million, or 9 percent, for the three months ended June 30, 2013 compared to the same period in the prior year due to the following:

•
OEM sales increased $13 million, or 9 percent, as we delivered more product for Bombardier Global and Challenger aircraft in support of increased aircraft production rates. A reduction in sales to Cessna resulting from a slow down in their production of aircraft at the light-end of the business jet market was mostly offset by an increase in sales of avionics for Beechcraft King Air aircraft as prior year results were adversely impacted by the temporary shut down in Beechcraft's production lines

•	aftermarket sales increased $8 million, or 8 percent, driven by higher spares revenue

Commercial Systems Segment Operating Earnings

	Three Months Ended
	June 30
(dollars in millions)	2013	2012
Segment operating earnings	$132	$105
Percent of sales	23.4%	20.0%

Commercial Systems operating earnings increased $27 million, or 26 percent, to $132 million, or 23.4 percent of sales, for the three months ended June 30, 2013 compared to operating earnings of $105 million, or 20.0 percent of sales, for the three months ended June 30, 2012.

The $27 million increase in Commercial Systems operating earnings was primarily attributable to the following:

•	$37 million of higher sales discussed in the Commercial Systems sales section above resulted in incremental earnings of $16 million, or 43 percent of sales, and a $21 million increase to cost

•	the remaining increase was primarily attributable to a $10 million benefit from lower company-funded R&D expenses

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to the incremental earnings from the higher sales volume and the benefit from lower company-funded R&D expenses.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net. These costs are included within Cost of sales, SG&A expense and Other Income, net on the Condensed Consolidated Statement of Operations. General Corporate, net is summarized as follows:

	Three Months Ended
	June 30
(dollars in millions)	2013	2012
General corporate, net	$14	$10

General corporate, net costs for the three months ended June 30, 2013 increased $4 million from the same period last year, primarily due to an increase in incentive compensation and pension costs.

General corporate, net for the three months ended June 30, 2012 includes a $6 million restructuring charge related to employee severance costs for reductions in workforce that were announced last year. Prior year general corporate, net also includes an offsetting gain of $5 million related to the sale of our facility in Irvine, California.

Nine Months Ended June 30, 2013 and 2012

Sales

	Nine Months Ended
	June 30
(dollars in millions)	2013	2012
Total sales	$3,358	$3,460
Percent (decrease)	(3)%

Total sales for the nine months ended June 30, 2013 decreased $102 million compared to the nine months ended June 30, 2012 due to a $164 million reduction in Government Systems sales, partially offset by a $62 million increase in Commercial Systems sales. See the following Government Systems and Commercial Systems Financial Results sections for further discussion of sales.

Cost of Sales

	Nine Months Ended
	June 30
(dollars in millions)	2013	2012
Total cost of sales	$2,349	$2,430
Percent of total sales	70.0%	70.2%

Cost of sales consists of costs incurred to design and manufacture our products and includes research and development (R&D), raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Total cost of sales for the nine months ended June 30, 2013 decreased $81 million, or 3 percent, from the same period last year, primarily due to the following:

•	a $77 million decrease was primarily due to the $102 million net reduction in sales volume discussed in the Government Systems and Commercial Systems Financial Results section below

•	a $32 million reduction in company-funded R&D expense

•
partially offset by other net increases to cost of sales of $28 million, primarily from the combined impact of higher incentive compensation costs and the absence of favorable warranty adjustments recorded in the prior year

R&D expense is included as a component of cost of sales and is summarized as follows:

	Nine Months Ended
	June 30
(dollars in millions)	2013	2012
Customer-funded:
Government Systems	$296	$322
Commercial Systems	72	61
Total customer-funded	368	383

Company-funded:
Government Systems	54	63
Commercial Systems	155	178
Total company-funded	209	241
Total research and development expense	$577	$624
Percent of total sales	17.2%	18.0%

Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method of accounting. Company-funded R&D expenditures relate to internally funded effort towards the development of new products and the improvement of existing products and these costs are expensed as incurred. In addition to the R&D expenditures shown in the table above, we defer the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives, and the amortization cost is included within customer-funded R&D expense. This amortization totaled $18 million and $13 million for the nine months ended June 30, 2013 and 2012, respectively.

Total R&D expense for the nine months ended June 30, 2013 decreased $47 million from the same period last year. Customer-funded R&D expense decreased $15 million and was primarily due to a decline in spending by the U.S. government on various development programs. Company-funded R&D expense decreased $32 million and was driven by a $23 million reduction within Commercial Systems as we completed effort associated with various next generation business jet avionics development programs. The $9 million reduction to company-funded R&D expense within Government Systems was primarily attributable to the completion of development effort for GPS and networked communication products and savings realized from our previously announced decision to cease further discretionary investments in the public safety vehicle product line.

Although total R&D expenses decreased, our investments in pre-production engineering programs capitalized within inventory were higher, primarily driven by effort on the Boeing 737 MAX and Airbus A350 platforms. Pre-production engineering costs increased $113 million during the nine months ended June 30, 2013, compared to an increase of $88 million during the same period last year.

Selling, General and Administrative Expenses

	Nine Months Ended
	June 30
(dollars in millions)	2013	2012
Selling, general and administrative expenses	$382	$393
Percent of total sales	11.4%	11.4%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or research and development activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the nine months ended June 30, 2013 decreased $11 million. This decrease was primarily attributable to a reduction in bid and proposal costs and savings realized from on-going restructuring actions. The reduction in SG&A expense also benefited from the absence of a customer bankruptcy charge that was recorded in the prior year. These benefits to SG&A expense were partially offset by higher incentive compensation costs as discussed in the General Corporate, net section below.

Net Income and Diluted Earnings Per Share

	Nine Months Ended
	June 30
(dollars in millions, except per share amounts)	2013	2012
Net income	$457	$457
Percent of sales	13.6%	13.2%

Diluted earnings per share	$3.30	$3.09

Net income for the nine months ended June 30, 2013 was $457 million, unchanged from the amount reported during the nine months ended June 30, 2012. Diluted earnings per share increased 7 percent to $3.30 for the nine months ended June 30, 2013 compared to $3.09 for the nine months ended June 30, 2012. The increase in diluted earnings per share was a result of the favorable impacts from our share repurchase program.

Net income was impacted by the lower operating earnings within Government Systems, offset by the combined impact of higher operating earnings within Commercial Systems and a benefit from lower income tax expense. The lower income tax expense was primarily related to the retroactive reinstatement of the Federal R&D Tax Credit discussed in the Income Taxes section below.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Nine Months Ended
	June 30
(dollars in millions)	2013	2012
Avionics	$980	$1,082
Communication products	438	476
Surface solutions	169	168
Navigation products	139	164
Total	$1,726	$1,890
Percent (decrease)	(9)%

Avionics sales decreased $102 million, or 9 percent, for the nine months ended June 30, 2013 compared to the same period in the prior year, primarily due to the following:

•
$44 million decrease from the combined impact of our reduced effort on development programs that are completing or are expected to transition to full scale production after 2013, such as the E-6 aircraft upgrade program, and programs that were terminated for convenience by the U.S. Government

•	$34 million decrease from a reduction in simulation and training activities on programs that have either completed or experienced delays in order timing

•
remaining net decrease of $24 million is primarily driven by lower production on the Eurofighter program and fewer deliveries of helmet mounted displays for various fighter aircraft, partially offset by an increase in tanker aircraft program revenues

Communication products sales decreased $38 million, or 8 percent, for the nine months ended June 30, 2013 compared to the same period in the prior year, primarily due to the following:

•
$37 million reduction from fewer deliveries of satellite communication terminals attributed to adverse impacts from sequestration and reductions in the U.S. Government's communication infrastructure in the Middle East as troops are withdrawn from the region

•
$30 million decrease from the combined impact of winding-down development efforts on the U.S. Department of Defense FAB-T (Family of Advanced Beyond Line of Sight terminals) program and a reduction in data link product deliveries on certain programs that are completing or are currently experiencing delays

•	partially offset by other net increases to revenue of $29 million, including higher deliveries of the Joint Tactical Radio System Manpack radios

Surface solutions sales increased $1 million, or 1 percent, for the nine months ended June 30, 2013 compared to the same period in the prior year, primarily due to:

•	a $27 million increase principally attributable to higher international sales of Firestorm targeting systems

•
a $26 million decrease, primarily driven by a reduction in various electronic warfare and integration programs that completed or are transitioning from development to production and fewer deliveries of public safety vehicle systems as we exited that product line

Navigation products sales decreased $25 million, or 15 percent, for the nine months ended June 30, 2013 compared to the same period in the prior year, largely driven by a reduction in deliveries of our Defense Advanced GPS Receiver products as troop deployments wind down in Afghanistan and Iraq.

Government Systems Segment Operating Earnings

	Nine Months Ended
	June 30
(dollars in millions)	2013	2012
Segment operating earnings	$348	$393
Percent of sales	20.2%	20.8%

Government Systems operating earnings were $348 million, or 20.2 percent of sales, for the nine months ended June 30, 2013, compared to operating earnings of $393 million, or 20.8 percent of sales, for the same period one year ago. The $45 million decrease in Government Systems operating earnings was primarily due to the following:

•	the $164 million reduction in sales discussed in the Government Systems sales section above resulted in lower earnings of $44 million, or 27 percent of sales, and a $120 million decrease to costs

•	a $25 million reduction primarily resulted from the combined impact of higher incentive compensation costs and the absence of favorable warranty adjustments recorded in the prior year

•	partially offset by a $24 million benefit to operating earnings attributable to the combined impact of lower SG&A costs and a reduction in company-funded R&D expenses

The decrease in Government Systems operating earnings as a percent of sales was primarily due to lower sales volume, the absence of favorable warranty adjustments recorded in the prior year, and higher incentive compensation costs, partially offset by the favorable impact of lower SG&A and company-funded R&D expenses.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Nine Months Ended
	June 30
(dollars in millions)	2013	2012
Air transport aviation electronics:
Original equipment	$445	$415
Aftermarket	357	351
Wide-body in-flight entertainment products and services	64	72
Total air transport aviation electronics	866	838
Business and regional aviation electronics:
Original equipment	458	434
Aftermarket	308	298
Total business and regional aviation electronics	766	732
Total	$1,632	$1,570
Percent increase	4%

Total air transport aviation electronics sales increased $28 million, or 3 percent, for the nine months ended June 30, 2013 compared to the same period in the prior year due to the following:

•
OEM revenues increased $30 million, or 7 percent. This increase was primarily due to increased deliveries from higher aircraft production rates for the Boeing 787 platform and increased deliveries of airline selectable equipment for Boeing 737 aircraft

•	aftermarket sales increased $6 million, or 2 percent, driven by an increase in aircraft retrofits for mandate activities

•	wide-body in-flight entertainment products and services decreased $8 million

Business and regional aviation electronics sales increased $34 million, or 5 percent, for the nine months ended June 30, 2013 compared to the same period in the prior year due to the following:

•
OEM sales increased $24 million, or 6 percent, as higher product deliveries for increased aircraft production rates on Bombardier Global aircraft were partially offset by reduced sales to Cessna resulting from a slow down in their production of aircraft at the light-end of the business jet market

•	aftermarket sales increased $10 million, or 3 percent, driven by higher retrofit and service and support activities

Commercial Systems Segment Operating Earnings

	Nine Months Ended
	June 30
(dollars in millions)	2013	2012
Segment operating earnings	$355	$318
Percent of sales	21.8%	20.3%

Commercial Systems operating earnings increased $37 million, or 12 percent, to $355 million, or 21.8 percent of sales, for the nine months ended June 30, 2013 compared to operating earnings of $318 million, or 20.3 percent of sales, for the nine months ended June 30, 2012. The increase was primarily attributable to the following:

•
$62 million of higher sales discussed in the Commercial Systems sales section above resulted in incremental earnings of $19 million, or 31 percent of sales, and a $43 million increase to cost. The lower margin on the incremental earnings reflects the impact of a less favorable sales mix

•	a $23 million benefit resulted from lower company-funded R&D expenses

•	partially offset by other net reductions to operating earnings of $5 million, driven principally by higher incentive compensation costs

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to the reduction in company-funded R&D expenses and higher sales volume.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in general corporate, net. These costs are included within Cost of sales, SG&A expense and Other Income, net on the Condensed Consolidated Statement of Operations. General Corporate, net is summarized as follows:

	Nine Months Ended
	June 30
(dollars in millions)	2013	2012
General corporate, net	$44	$35

General corporate, net costs for the nine months ended June 30, 2013 increased $9 million from the same period last year, primarily due to an increase in incentive compensation and pension costs.

General corporate, net for the nine months ended June 30, 2012 includes a $6 million restructuring charge related to employee severance costs for reductions in workforce within the Government Systems business. Prior year general corporate, net also includes an offsetting gain of $5 million related to the sale of our facility in Irvine, California.

Retirement Plans

Net benefit expense for pension benefits and other retirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(dollars in millions)	2013	2012	2013	2012
Pension benefits	$2	$(4)	$6	$(10)
Other retirement benefits	4	5	11	14
Net benefit expense	$6	$1	$17	$4

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

For the full year 2013, we expect pension benefits expense of $7 million, compared to $13 million of pension benefits income for the full year 2012. In fiscal year 2013, the expected long-term rate of return on plan assets for both U.S. Pension Benefits and Other Retirement Benefits was reduced to 8.25 percent compared to 8.75 percent for fiscal year 2012.

Our objective with respect to the funding of our pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, we will fund our pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant.

During the nine months ended June 30, 2013, we made contributions to our U.S. qualified pension plan of $110 million. We do not expect to make any additional contributions to our U.S. qualified pension plan during 2013. Contributions to our non-U.S. plans and U.S. non-qualified plan are anticipated to total $14 million in 2013. For the nine months ended June 30, 2013, we made contributions to our non-U.S. plans and U.S. non-qualified pension plan of $10 million.

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

The higher effective income tax rate for the three months ended June 30, 2013, as compared to the same period of the prior year, was primarily due to the absence of a benefit from the remeasurement of uncertain tax positions that occurred last year, partially offset by the favorable current year impact of the extension of the Federal Research and Development Tax Credit (Federal R&D Tax Credit).
The lower effective income tax rate for the nine months ended June 30, 2013, as compared to the same period of the prior year, was primarily due to the favorable impacts of the extension of the Federal R&D Tax Credit and an adjustment due to the recognition of the tax benefit from net operating loss carryovers in the United Kingdom. These items were partially offset by the absence of favorable adjustments recorded in the prior year and primarily related to the resolution of the Internal Revenue Service (IRS) examination of taxable years ended September 30, 2008 and 2009.
For fiscal year 2013, our effective income tax rate is projected to be about 27 percent, which includes the full year favorable impact of the Federal R&D Tax Credit extension.

FINANCIAL CONDITION AND LIQUIDITY
Cash Flow Summary

Our ability to generate cash flow from operating activities coupled with our ability to access the credit markets enables us to execute our growth strategies and return value to our shareowners. The timing of our cash inflows is historically heavily weighted towards the second half of our fiscal year, particularly to our fourth quarter. We expect this trend to continue in the future.

Operating Activities

	Nine Months Ended
	June 30
(in millions)	2013	2012
Cash provided by operating activities	$309	$192

The $117 million increase in cash provided by operating activities during the nine months ended June 30, 2013 compared to the same period last year was primarily due to the following:

•
payments for incentive pay decreased $79 million during the first nine months of fiscal year 2013, compared to the same period last year. Incentive pay is expensed in the year it is incurred and paid in the first fiscal quarter of the following year. During the first nine months of fiscal year 2013, $54 million was paid for incentive pay costs incurred during 2012. During the first nine months of fiscal year 2012, $133 million was paid for incentive pay costs incurred during 2011

•
payments for income taxes decreased $70 million to $72 million paid in the first nine months of 2013 compared to $142 million paid during the first nine months of 2012. This benefit to operating cash flows was primarily due to differences in the timing of cash tax payments resulting from changes in the availability of the Federal R&D tax credit

•
payments for production inventory and other operating costs that resulted from the lower sales volume decreased by $42 million to $2,808 million in the first nine months of 2013, compared to $2,850 million in the same period last year

•
the above items were offset by lower cash receipts from customers which decreased by $76 million to $3,372 million during the first nine months of 2013, compared to $3,448 million during the first nine months of 2012. The decrease was primarily attributable to the lower sales volume, partially offset by higher cash advances received from customers

Investing Activities

	Nine Months Ended
	June 30
(in millions)	2013	2012
Cash used for investing activities	$(85)	$(91)

The $6 million decrease in cash used for investing activities during the nine months ended June 30, 2013 compared to the same period last year was primarily due to the following:

•
cash payments for property additions decreased $17 million to $85 million for the nine months ended June 30, 2013, compared to $102 million for the nine months ended June 30, 2012, primarily due to timing

•
offset by $16 million of lower cash receipts from the disposition of property. During the first nine months of 2013, we received $1 million in proceeds from the disposition of property, as compared to $17 million in the same period last year, including $13 million from the sale of our Irvine, CA facility

Financing Activities

	Nine Months Ended
	June 30
(in millions)	2013	2012
Cash used for financing activities	$(203)	$(352)

The $149 million decrease in cash used for financing activities during the nine months ended June 30, 2013 compared to the same period last year was primarily due to the following:

•	cash repurchases of common stock decreased $186 million to $524 million for the nine months ended June 30, 2013 compared to $710 million for the nine months ended June 30, 2012

•	cash proceeds from stock option exercises increased $21 million to $38 million in the first nine months of 2013 from $17 million in the same period last year

•
partially offset by lower net borrowings of $48 million. During the nine months ended June 30, 2013, net proceeds from short-term commercial paper borrowings were $400 million, compared to net proceeds from short-term commercial paper borrowings and long-term debt of $448 million during the same period last year

Financial Condition and Liquidity

We have historically maintained a capital structure characterized by conservative levels of debt outstanding that enables us sufficient access to credit markets. When combined with our ability to generate cash flow from operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners.

A comparison of key elements of our financial condition as of June 30, 2013 and September 30, 2012 are as follows:

(dollars in millions)	June 30, 2013	September 30, 2012
Cash and cash equivalents	$354	$335
Short-term debt (1)	(602)	—
Long-term debt, net	(563)	(779)
Net debt (2)	$(811)	$(444)
Total equity	$1,208	$1,264
Debt to total capitalization (3)	49%	38%
Net debt to total capitalization (4)	40%	26%

(1)
Short-term debt includes $400 million of short-term commercial paper borrowings, $200 million of unsecured debt due December 1, 2013 (the 2013 Notes) and a $2 million fair value swap adjustment related to the 2013 Notes

(2)	Calculated as total of short-term and long-term debt, net (Total debt), less cash and cash equivalents

(3)	Calculated as Total debt divided by the sum of Total debt plus Total equity

(4)	Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. As of June 30, 2013, approximately 93 percent of our cash and cash equivalents resides at non-U.S. locations and may not be readily accessible for use in the U.S. due to adverse income tax implications and other statutory limitations. Due to the fluctuations of cash flows, we supplement our internally generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At June 30, 2013, short-term commercial paper borrowings outstanding were $400 million with a weighted-average interest rate and maturity period of 0.14 percent and 40 days, respectively. These commercial paper borrowings were incurred to fund a portion of the Company's share repurchase program. The maximum amount of short-term borrowings outstanding during the nine months ended June 30, 2013 was $450 million. At September 30, 2012, there were no outstanding short-term commercial paper borrowings. In addition to the $400 million in commercial paper borrowings outstanding at June 30, 2013, Short-term debt also includes $200 million of 4.75 percent fixed rate unsecured debt due December 1, 2013. Our current plan is to refinance the 2013 Notes and some portion of outstanding commercial paper borrowings.

In the event our access to the commercial paper markets is impaired, we have access to an $850 million Revolving Credit Facility through a network of banks. The facility, which matures in 2016, contains options to further extend the term for up to two one-year periods and/or increase the aggregate principal amount up to $1.2 billion. These options are subject to the approval of the lenders. Our only financial covenant under the Revolving Credit Facility requires that we maintain a consolidated debt to total capitalization ratio of not greater than 60 percent, excluding the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at June 30, 2013 based on this financial covenant was 29 percent. We had no borrowings at June 30, 2013 under our Revolving Credit Facility.

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

We were in compliance with all debt covenants at June 30, 2013 and September 30, 2012.

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

At June 30, 2013, we had $200 million of 4.75 percent fixed rate short-term debt obligations outstanding with a carrying value of $200 million and a fair value of $204 million. In November 2003 we converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less 0.075 percent by executing “receive fixed, pay variable” interest rate swap contracts. At June 30, 2013, we also had $300 million of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $299 million and a fair value of $342 million. In January 2010 we converted $150 million of this fixed rate debt to floating rate debt based on six-month LIBOR plus 1.235 percent. Finally, at June 30, 2013, we had $250 million of 3.10 percent fixed rate unsecured long-term debt with a carrying value of $249 million and a fair value of $250 million.

A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $7 million and $7 million, respectively, and would not have impacted the value of our short-term fixed rate debt. The fair value of the $250 million notional value of interest rate swap contracts was a $17 million net asset at June 30, 2013. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $1 million, respectively. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 8, 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $513 million and $393 million at June 30, 2013 and September 30, 2012, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a net liability of $3 million at June 30, 2013 and was a net asset of $2 million at September 30, 2012. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at June 30, 2013 by $4 million. For more information related to outstanding currency forward exchange contracts, see Notes 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of June 30, 2013, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our Board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2013 through April 30, 2013	675,000	$62.10	675,000	$522 million
May 1, 2013 through May 31, 2013	461,000	65.94	461,000	491 million
June 1, 2013 through June 30, 2013	280,000	63.99	280,000	473 million
Total	1,416,000	$63.72	1,416,000

(1)
On July 23, 2012 our Board authorized the repurchase of an additional $500 million of our common stock as reflected in the table above. On February 7, 2013 our Board authorized the repurchase of an additional $500 million of our common stock, as reflected in the table above. These authorizations have no stated expiration.

Item 6.	Exhibits

(a)	Exhibits

10-s-1	Non-Employee Director Compensation Summary

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	July 19, 2013	By	/s/ Marsha A. Schulte
Marsha A. Schulte
Vice President, Finance and Controller
(Principal Accounting Officer and an Authorized Officer)