Form 10-K
period 2013-09-30
ROCKWELL COLLINS INC
filed 2013-11-12
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on March 29, 2013 was approximately $8.5 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
135,117,647 shares of the registrant's Common Stock were outstanding on October 31, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 6, 2014 is incorporated by reference into Part III.

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

Whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions of our 2013 Annual Report to Shareowners (2013 Annual Report) or to information in our Proxy Statement for the Annual Meeting of Shareowners to be held on February 6, 2014 (2014 Proxy Statement), such information shall be deemed to be incorporated herein by such reference.

All date references contained herein relate to our fiscal year ending on the Friday closest to September 30 unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end date. Each of 2013, 2012 and 2011 was a 52-week fiscal year.

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

Government Systems

Our Government Systems business provides a broad range of electronic products, systems and services to customers including the U.S. Department of Defense, other ministries of defense, other government agencies and defense contractors around the world. Our defense electronic solutions are designed to meet a wide range of customer requirements, but tend to share certain characteristics including design for rugged environments for use in size, weight and power constrained applications. These applications also typically have stringent product integrity and certification requirements with a high degree of customer oversight. These products, systems and services support airborne, precision weapon, ground and maritime applications on new equipment as well as in retrofit and upgrade applications designed to extend the service life and enhance the capability of existing aircraft, vehicle and weapon platforms.

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

•	cockpit display products, including multipurpose flat panel head-down displays, wide field of view head-up and helmet-mounted displays

•	simulation and training systems, including visual system products, training systems and services

•	maintenance, repair, parts, after-sales support services and aftermarket used equipment

Government Systems sales are categorized into avionics, communication products, surface solutions and navigation products. Product category sales are delineated based upon the difference in the underlying product technologies and markets served.

Avionics consists of electronic solutions for a broad range of airborne platforms including fixed and rotary wing aircraft, unmanned aerial vehicles (UAVs) and the associated aircrew and maintenance training devices and services. We provide complete avionics solutions, including cockpit avionics, mission system applications and system integration, and also provide individual avionics products to platform integrators. We serve various roles within these markets including system and sub-systems integrator as well as provider of various electronic products. For the UAV market we provide cost effective, high performance integrated flight control, navigation, communication and sensor capabilities. Simulation and training solutions are provided for both fixed and rotary wing aircraft.

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

Navigation products are primarily comprised of GPS-based products delivered for precision navigation applications including handheld navigation devices, precision-guided weapons and other embedded GPS applications.

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

Customers, Sales and Marketing

We serve a broad range of customers worldwide, including the U.S. Department of Defense, U.S. Coast Guard, civil agencies, defense contractors, foreign ministries of defense, manufacturers of commercial air transport, business and regional aircraft, commercial airlines and fractional and other business jet operators. We market our systems, products and services directly to Government Systems and Commercial Systems customers through an internal marketing and sales force. In addition, we utilize a worldwide dealer network to distribute our products and international sales representatives to assist with international sales and marketing. In 2013 various branches of the U.S. Government, both directly and indirectly through subcontracts, accounted for 37 percent of our total sales.

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

Competition

We operate in a highly competitive environment. Principal competitive factors include total cost of ownership, product and system performance, quality, service, warranty and indemnification terms, technology, design engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of U.S. and non-U.S. companies in each of our Government Systems and Commercial Systems businesses. Many of these competitors are also our suppliers or customers on our programs. Some of our principal competitors include Honeywell International, Inc.; Thales S.A.; Panasonic; Raytheon Co.; Harris Corp.; BAE Systems Aerospace, Inc.; General Dynamics Corporation; L3 Communications, Inc.; The Boeing Company; Northrop Grumman Corp.; CAE Inc.; General Electric Co. and Garmin International Inc. Several of our competitors are significantly larger than us in terms of resources and market share, and can offer a broader range of products. Some of our competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In addition, some of our competitors offer avionics and communications solutions with fewer features and lower prices that may compete with our solutions. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products. Furthermore, competitors who have greater financial resources may be better able to provide a broader range of financing alternatives to their customers in connection with sales of their products. We believe, however, that our systems, products and services are well positioned to compete in our served markets.

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

Our investment in inventory is a significant part of our working capital, and historically we have maintained sufficient inventory to meet our customers' requirements on a timely basis. This investment includes production stock, work-in-process, pre-production engineering costs, finished goods, spare parts and goods on consignment with airlines. Our accounts receivable also constitute a significant part of our working capital. Accounts receivable includes unbilled receivables which are primarily related to sales recorded under the percentage-of-completion method of accounting in accordance with applicable contract terms that have not been billed to customers. The critical accounting policies involving pre-production engineering costs, inventory valuation reserves and long-term contracts are discussed under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below. Additional information relating to accounts receivable and inventory is contained in Notes 2, 5 and 6 of the Notes to Consolidated Financial Statements in Item 8 below.

Backlog

The following table summarizes our backlog:

	September 30
(in billions)	2013	2012
Government Systems:
Funded orders	$2.6	$2.8
Unfunded orders	0.5	0.5
Commercial Systems	1.6	1.5
Total backlog	$4.7	$4.8

Our backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. Although we believe that the orders included in backlog are firm, most of our backlog involves orders that can be modified or terminated by the customer. Our backlog at September 30, 2013 includes approximately $2.9 billion of orders that are expected to be filled by us after fiscal year 2014.

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

•
AVIC Leihua Rockwell Collins Avionics Company (ALRAC), a joint venture with China Leihua Electronic Technology Research Institute, a subsidiary of the Aviation Industry Corporation of China (AVIC), which provides integrated surveillance system products for the C919 aircraft in China

•	Integrated Guidance Systems LLC (IGS), a joint venture with Honeywell International, Inc., for joint pursuit of the development of weapons guidance and navigation solutions

•	Quest Flight Training Limited, a joint venture with Quadrant Group, plc, which provides aircrew training services primarily for the United Kingdom Ministry of Defence

Acquisitions and Dispositions

We continually consider various business opportunities, including strategic acquisitions and alliances, licenses and marketing arrangements, and we review the prospects of our existing businesses to determine whether any of them should be modified, sold or otherwise discontinued.

In August 2013, we announced our agreement to purchase ARINC Incorporated. This transaction is subject to governmental approvals and customary closing conditions. ARINC is a leader in communications and information processing solutions for the commercial aviation industry. In August 2013, we also announced our agreement to sell Kaiser Optical Systems (KOSI). This transaction is subject to governmental approvals and customary closing conditions. KOSI is a provider of spectrographic instrumentation and applied holographic technology.

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

Research and Development

We have significant research, development, engineering and product design capabilities. At September 30, 2013, we employed approximately 6,000 engineers.

Amounts attributed to our research and development (R&D) investment are as follows:

(in millions)	2013	2012	2011
Customer-funded (1)	$481	$503	$550
Company-funded	295	320	355
Total research and development expense	776	823	905
Increase in pre-production engineering costs, net	145	123	126
Total research and development investment (2)	$921	$946	$1,031

(1)
Customer-funded R&D includes activities relating to the development of new products and the improvement of existing products for which we are reimbursed by our customers. Customer-funded R&D also includes amortization of pre-production engineering costs as disclosed in Note 6 of the Notes to Consolidated Financial Statements in Item 8 below.

(2)
Total research and development investment consists of company and customer-funded research and development expenditures as well as the net increase in pre-production engineering costs capitalized within inventory. As disclosed in Note 6 of the Notes to Consolidated Financial Statements in Item 8 below, pre-production engineering costs capitalized within inventory were $714 million and $569 million at September 30, 2013 and September 30, 2012, respectively. A description of the critical accounting policies involving pre-production engineering is included under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

Intellectual Property

Our intellectual property rights include valuable patents, trademarks, copyrights, trade secrets, inventions and other proprietary rights. We own numerous U.S. and foreign patents and have numerous pending patent applications, including patents and patent applications purchased in our acquisitions. We also license certain patents relating to our manufacturing and other activities. While in the aggregate we consider our patents and licenses important to the operation of our business, we do not consider any individual patent or license to be of such importance that the loss or termination of any one patent or license would materially affect us.

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

Employees

As of September 30, 2013, we had approximately 18,300 employees. Approximately 10 percent of our employees in the U.S. are covered by collective bargaining agreements. The collective bargaining agreements for most of our bargaining unit employees were renewed without disruption in May 2013 and are set to expire in May 2018. In certain of our non-U.S. subsidiaries, many of our employees are represented by workers' councils or statutory labor unions.

Cyclicality and Seasonality

The avionics and communications markets in which we sell our products are, to varying degrees, cyclical and have experienced periodic upswings and downturns. For example, markets for our commercial aviation electronic products have experienced downturns during periods of slowdowns in the commercial airline industry and during periods of weak conditions in the economy in general, as demand for new aircraft generally declines during these periods. We believe that we are currently benefiting from a commercial aviation upswing especially with production rate increases anticipated by various large commercial transport aircraft manufacturers to meet significant backlogs. Our Government Systems business is also subject to some cyclicality primarily as a result of U.S. Government defense budget cycles. While we believe our Government Systems business is well positioned, the U.S. Government defense budget is expected to decline this year and is uncertain in the coming years. Additional information related to the defense budget environment, including the impacts from sequestration, can be found under the caption Risk Factors in Item 1A below.

Our business tends to be seasonal with our fourth quarter usually producing relatively higher sales and cash flow and our first quarter usually producing relatively lower sales and cash flow. A large part of this seasonality variance is attributable to our Government Systems business and relates to the U.S. Government procurement cycle.

Regulatory Matters

As a defense contractor, our contract costs are audited and reviewed on a continual basis by the Defense Contract Audit Agency. Audits and investigations are conducted from time to time to determine if our performance and administration of our U.S. Government contracts are compliant with applicable contractual requirements and procurement regulations and other applicable federal statutes and regulations. Under present U.S. Government procurement regulations, if indicted or adjudged in violation of procurement or other federal civil laws, a contractor, such as us, could be subject to fines, penalties, repayments or other damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. In addition, we are subject to various non-U.S. governmental contracting requirements.

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

Geographic Information

Our principal markets outside the U.S are in Canada, France, Germany, the United Kingdom, China, Japan, Australia, Brazil, United Arab Emirates, Italy, Sweden, Singapore, Spain, India and Saudi Arabia. In addition to normal business risks, operations outside the U.S. are subject to other risks, including political, economic and social environments, governmental laws and regulations and currency revaluations and fluctuations.

Selected financial information by major geographic area for each of the three years in the period ended September 30, 2013 is contained in Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

Item 1A.	Risk Factors.

Reduction in U.S. Government spending adversely impacts Government Systems sales and profitability.

In 2013, 37 percent of our sales were derived from U.S. Government contracts, both directly and indirectly through subcontracts. Defense funding by the U.S. Government currently faces significant pressures and is expected to continue to decline due to the overall economic environment, budget deficits and competing budget priorities. Cost cutting, efficiency initiatives, reprioritization and other affordability analysis by the U.S. Government on defense spending could present some additional opportunities for us, but overall reduced U.S. Government spending on defense adversely impacts our Government Systems sales and profitability.

The Budget Control Act of 2011 has triggered substantial, automatic reductions in both defense and discretionary spending. The automatic across-the-board sequestration cuts are in addition to reductions already reflected in the defense funding over a ten-year period and could have significant consequences to our business and industry. There could be disruption of ongoing programs, initiatives and personnel reductions that could severely impact advanced manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge.

We offer a diverse range of defense products and services. We believe that this makes it less likely that cuts in any specific contract or program will have a long-term effect on our business; however, termination of multiple or large programs or contracts could adversely affect our business and future financial performance. Potential changes in funding priorities may afford new or additional opportunities for our businesses in terms of existing, follow-on or replacement programs. While we would expect to compete and be well positioned as the incumbent on existing programs, we may not be successful, and any replacement programs may be funded at lower levels.

In years when the U.S. Government does not complete its budget process before the end of its fiscal year (September 30), government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of products and services. Should a continuing resolution be prolonged it may cause procurement awards to shift and cause our revenues to vary between periods.

During periods covered by continuing resolutions, or until the regular appropriation bills are passed, we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our results of operations. At times, we may continue to work without funding, and use our own funds in order to meet our customer's desired delivery dates for products or services. It is uncertain at this time which of our programs' funding could be reduced in future periods or whether new legislation will be passed by Congress that could result in additional or alternative funding cuts.

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

Our business, financial condition, results of operations and cash flows may be adversely impacted, among other things, by the following:

•	reductions in demand for aircraft (for example, the recent softness in demand for light-end business jets) and delayed aircraft delivery schedules

•	challenges in the financial condition of some of our existing and potential customers

•	reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support

•	retirement or storage of older generation aircraft, resulting in fewer retrofits and less demand for services for those aircraft, as well as the increased availability of used equipment on the market

•	limited availability of financing for airlines or aircraft

•	high fuel costs

•	disruptions to commercial air travel demand

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

In 2013, 36 percent of our total revenues were from sales of our products and services internationally. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:

•	laws, regulations and policies of non-U.S. governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad

•	regulatory requirements and potential changes, including imposition of tariffs or embargoes, export controls and other trade restrictions and antitrust and data privacy requirements

•	changes in government spending on defense programs, including spending decline in European countries

•	uncertainties and restrictions concerning the availability of funding, credit or guarantees

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

We completed two acquisitions in the last three years and expect to complete the acquisition of ARINC Incorporated during our 2014 fiscal year. We intend to make acquisitions in the future in an effort to enhance shareowner value. Acquisitions involve a certain amount of risks and uncertainties such as:

•
difficulty in integrating newly-acquired businesses and operations in an efficient and cost-effective manner and the risk that we encounter significant unanticipated costs or other problems associated with integration

•	challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions

•	risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets

•	risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties

•	potential loss of key employees of the acquired businesses

•	risk of diverting the attention of senior management from our existing operations

We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

During 2013, approximately 93 percent of our total sales were from, and a significant portion of our anticipated future sales will be from, fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial cost estimates are incorrect, we can incur losses on these contracts. These fixed-price contracts can expose us to potentially large losses because the customer may compel us to complete a project or, in the event of a termination for default, pay the entire incremental cost of its replacement by another provider regardless of the size of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors and cost overruns can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize earnings from our contracts. Lower earnings caused by cost overruns could have an adverse impact on our financial condition, results of operations and cash flows.

Costs of certain employee and retiree benefits may rise.

Although we have taken action seeking to contain volatility in the costs related to medical and pension benefits, there are risks that our costs for these benefits will increase as a result of:

•	continued increases in medical costs related to current employees due to increased usage of medical benefits, medical inflation and the impact of recent U.S. Government health care legislation

•	material changes in legislation or market dynamics impacting medical or pension matters

•	the effect declines in the stock and bond markets have on the performance of our pension plan assets

•	potential reductions in the discount rate used to determine the present value of our retirement benefit obligations

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

A cybersecurity incident could have negative impacts.

A cyber-attack that impacts our aviation or communications systems or that bypasses our information technology (IT) security systems causing an IT security breach, may lead to a material disruption to our business and/or the loss of business information resulting in an adverse business impact. Risks may include:

•	adverse effects to future results due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property

•	operational or business delays resulting from the disruption of IT systems and subsequent mitigation activities

•	negative publicity resulting in reputation or brand damage with our customers, partners or industry peers

Cautionary Statement

This Annual Report on Form 10-K, and documents that are incorporated by reference in this Annual Report on Form 10-K, contain statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; the rate of recovery of the commercial OEM production rates and the aftermarket; the impacts of natural disasters, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or other sensitive information, corruption of data or operational disruption; delays related to the award of domestic and international contracts; delays in customer programs; unanticipated impacts of sequestration and other provisions of the Budget Control Act of 2011; the discontinuance of support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of terrorist events on the commercial aerospace industry; declining defense budgets resulting from budget deficits in the U.S. and abroad; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity and quality improvements and cost reduction initiatives; achievement of our acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of lawsuits, claims and legal proceedings, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

As of September 30, 2013, we operated various manufacturing and engineering facilities, sales offices, warehouses and service locations throughout the U.S. and in countries around the world, including Germany, France, India, Mexico and the United Kingdom. These facilities have aggregate floor space of approximately 6.5 million square feet. Of this floor space, approximately 60 percent is owned and approximately 40 percent is leased. There are no major encumbrances on any of our plants or equipment, other than financing arrangements which in the aggregate are not significant. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2013 is as follows:

Location	Owned Facilities	Leased Facilities	Total
(in thousands of square feet)
U.S.	3,389	2,107	5,496
Europe	329	305	634
Canada and Mexico	—	131	131
Asia Pacific	—	223	223
South America	—	9	9
Total	3,718	2,775	6,493
Type of Facility	Owned Facilities	Leased Facilities	Total
(in thousands of square feet)
Manufacturing and service	1,493	770	2,263
Sales, engineering and general office space	2,225	2,005	4,230
Total	3,718	2,775	6,493

We have facilities with a total of at least 100,000 square feet in the following cities: Cedar Rapids, Iowa (3,000,000 square feet), Melbourne, Florida (390,000 square feet), Richardson, Texas (280,000 square feet), Heidelberg, Germany (240,000 square feet), Tustin, California (215,000 square feet), Sterling, Virginia (180,000 square feet), Coralville, Iowa (180,000 square feet), Wilsonville, Oregon (180,000 square feet), Duluth, Georgia (160,000 square feet), Toulouse, France (160,000 square feet), Salt Lake City, Utah (120,000 square feet), Hyderabad, India (115,000 square feet) and Mexicali, Mexico (105,000 square feet). Most of our facilities are generally shared for the benefit of our Government Systems and Commercial Systems businesses.

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

Various lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, intellectual property, environmental, safety and health, exporting or importing, contract, employment and regulatory matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, management believes there are no material pending legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 4A.	Executive Officers of the Company.

The name, age, office and position held with us, and principal occupations and employment during the past five years of each of our executive officers as of November 12, 2013 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age
Robert K. Ortberg—Chief Executive Officer and a Director since August 2013; President since September 2012; Executive Vice President and Chief Operating Officer, Government Systems from February 2010 to September 2012; Executive Vice President and Chief Operating Officer, Commercial Systems of Rockwell Collins prior thereto	53
Barry M. Abzug—Senior Vice President, Corporate Development since October 2001	61
Patrick E. Allen—Senior Vice President and Chief Financial Officer since January 2005	49
John-Paul E. Besong—Senior Vice President, e-Business since April 2007	60
Tatum J. Buse—Vice President, Finance and Corporate Controller since September 2013; Vice President Cost Optimization from September 2012 to September 2013; Vice President and Controller of International and Service Solutions from May 2011 to September 2012; Senior Director of Financial Planning and Analysis from October 2010 to May 2011; Controller of Service Solutions of Rockwell Collins prior thereto	39
Gary R. Chadick—Senior Vice President, General Counsel and Secretary since July 2001	52
Philip J. Jasper—Executive Vice President and Chief Operating Officer, Government Systems since September 2012; Vice President, Business Development, Government Systems from May 2010 to September 2012; Vice President and General Manager, Mobility and Rotary Wing Solutions of Rockwell Collins prior thereto	45
Bruce M. King—Senior Vice President, Operations since May 2011; Vice President and General Manager Communications Products from September 2010 to May 2011; Vice President and General Manager, Surface Solutions from January 2008 to September 2010; Vice President and General Manager, Communication Systems of Rockwell Collins prior thereto	52
Colin R. Mahoney—Senior Vice President, International and Service Solutions since February 2013; Vice President of Commercial Systems Sales, Marketing and Customer Support from June 2009 to February 2013; Senior Director of Sales, Business and Regional Systems of Rockwell Collins prior thereto	48
Nan Mattai—Senior Vice President, Engineering and Technology since November 2004	61
Martha L. May—Senior Vice President, Human Resources since April 2013; Senior Vice President and Chief Human Resources Officer of Bell Helicopter prior thereto	46
Kent L. Statler—Executive Vice President and Chief Operating Officer, Commercial Systems since February 2010; Executive Vice President, Rockwell Collins Services prior thereto	48
Douglas E. Stenske—Vice President, Treasurer and Risk Management since September 2013; Vice President, Treasurer and Financial Planning from March 2011 to September 2013; Vice President and General Auditor from May 2008 to March 2011; Treasurer of Rockwell Collins prior thereto	47
Robert A. Sturgell—Senior Vice President, Washington Operations since April 2009; Acting Administrator of the Federal Aviation Administration (FAA) prior thereto	54

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

Market Information

Our common stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol COL. On October 31, 2013, there were 19,337 shareowners of record of our common stock.

The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange—Composite Transactions reporting system during each quarter of our years ended September 30, 2013 and 2012:

	2013		2012
Fiscal Quarters	High	Low	High	Low
First	$59.02	$52.24	$57.34	$50.04
Second	64.16	56.87	61.46	55.32
Third	67.58	58.79	58.94	46.78
Fourth	75.25	62.44	54.34	46.37

Dividends

The following table sets forth the cash dividends per share paid by us during each quarter of our years ended September 30, 2013 and 2012:

Fiscal Quarters	2013	2012
First	$0.30	$0.24
Second	0.30	0.24
Third	0.30	0.30
Fourth	0.30	0.30

Based on our current dividend policy, we have been paying quarterly cash dividends which, on an annual basis, equal $1.20 per share. The declaration and payment of dividends, however, will be at the sole discretion of our Board of Directors.

Repurchases

Our Board of Directors has authorized certain repurchases of our common stock. During 2013, we repurchased approximately 9.8 million shares of our common stock at a total cost of $569 million, at a weighted average cost of $58.38 per share. During 2012, we repurchased approximately 13.3 million shares of our common stock at a total cost of $723 million, at a weighted average cost of $54.41 per share.

The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2013 through July 31, 2013	745,100	$68.08	745,100	$423 million
August 1, 2013 through August 31, 2013	150,000	$74.43	150,000	$411 million
September 1, 2013 through September 30, 2013	—	$—	—	$411 million
Total/Average	895,100	$69.14	895,100

(1)	On February 7, 2013 our Board authorized the repurchase of an additional $500 million of our common stock, as reflected in the table above. The authorization has no stated expiration.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 below. The Statement of Operations, Statement of Financial Position and other data has been derived from our audited financial statements. The Company operates on a 52/53 week fiscal year ending on the Friday closest to September 30. Each of 2013, 2012, 2011, 2010 and 2009 were 52-week fiscal years.

	Years Ended September 30
	2013(a)	2012(b)	2011(c)	2010(d)	2009(e)
(dollars in millions, except per share amounts)
Statement of Operations Data:
Sales	$4,610	$4,726	$4,806	$4,631	$4,428
Cost of sales	3,224	3,324	3,427	3,353	3,118
Selling, general and administrative expenses	506	543	533	476	457
Income from continuing operations	632	609	615	557	589
Income from discontinued operations, net of taxes	—	—	19	4	5
Net income	632	609	634	561	594
Net income as a percent of sales	13.7%	12.9%	13.2%	12.1%	13.4%
Diluted earnings per share from continuing operations	4.58	4.15	3.94	3.50	3.70
Statement of Financial Position Data:
Working capital(f)	$1,113	$1,347	$1,394	$1,237	$1,003
Property	773	773	754	707	719
Goodwill and intangible assets	1,067	1,071	1,088	1,072	964
Total assets	5,400	5,314	5,389	5,064	4,645
Short-term debt	436	—	—	24	—
Long-term debt, net	563	779	528	525	532
Shareowners' equity	1,618	1,259	1,523	1,482	1,292
Other Data:
Capital expenditures	$120	$138	$152	$109	$153
Depreciation and amortization	180	174	159	167	151
Dividends per share	1.20	1.08	0.96	0.96	0.96
Stock Price:
High	$75.25	$61.46	$67.29	$68.04	$51.37
Low	52.24	46.37	43.82	47.19	27.67

(a)
Net income includes a $19 million income tax benefit related to the retroactive reinstatement of the previously expired Federal Research and Development Tax Credit. Short-term debt includes commercial paper borrowings incurred to fund a portion of our share repurchase program and also includes $200 million related to debt maturing in December 2013.

(b)
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

(c)
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

(d)	Net income includes a $20 million income tax benefit related to the favorable resolution of certain tax matters in 2010.

(e)
Net income includes $14 million of restructuring and asset impairment charges primarily related to reductions in workforce and decisions to implement certain facility rationalization actions ($21 million before income taxes). Approximately $19 million of the pre-tax charge was recorded in cost of sales and the remaining $2 million was included in selling, general and administrative expenses.

(f)	Working capital consists of all current assets and liabilities, including cash and short-term debt.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 below. The following discussion and analysis contains forward-looking statements and estimates that involve risks and uncertainties. Actual results could differ materially from these estimates. Factors that could cause or contribute to differences from estimates include those discussed under Cautionary Statement and Risk Factors contained in Item 1A above.

We operate on a 52/53 week fiscal year ending on the Friday closest to September 30. For ease of presentation, September 30 is utilized consistently throughout Management's Discussion and Analysis of Financial Condition and Results of Operations to represent the fiscal year end date. 2013, 2012 and 2011 were all 52 week fiscal years. All date references contained herein relate to our fiscal year unless otherwise stated.

OVERVIEW AND OUTLOOK
We have a diversified and balanced business, serving both commercial and government markets. Total revenues decreased 2 percent during fiscal year 2013. This illustrates our balanced business model as the 8 percent reduction in Government Systems revenues was largely offset by a 4 percent increase in revenue for our Commercial Systems business.

Despite the overall decline in revenues, net income increased 4 percent and we reported total segment operating margins in excess of 21 percent of revenue. We also generated operating cash flows of $617 million, representing a 16 percent improvement over last year. We continued to deploy cash for the benefit of our shareowners by paying dividends of $164 million and repurchasing nearly 10 million shares of common stock, lowering outstanding shares by 5 percent. Earnings per share increased 10 percent to $4.58, driven by the favorable impact from our share repurchase program and a lower effective income tax rate that resulted from the reinstatement of the Federal Research & Development tax credit. Earnings also benefited from the absence of net restructuring and asset impairment charges that occurred in 2012. These benefits, however, were offset by higher employee incentive compensation costs in 2013.

We generated the following results for 2013:

•	total sales of $4.61 billion

•	diluted earnings per share of $4.58

•	operating cash flow of $617 million

•	capital expenditures of $120 million

•	total research and development investment of $921 million (1)

Looking forward to 2014, we anticipate the following:

•	total sales in the range of $4.5 billion to $4.6 billion

•	diluted earnings per share in the range of $4.30 to $4.50

•	cash provided by operating activities in the range of $550 million to $650 million

•	capital expenditures of about $140 million

•	total research and development investment of about $950 million (1)

(1) Total research and development (R&D) investment is comprised of company and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory.

In August 2013, we reached a definitive agreement to acquire ARINC Incorporated (ARINC), a portfolio company of The Carlyle Group, and a leader in communications and information processing solutions for the commercial aviation industry, for $1.39 billion in cash. The 2014 guidance range excludes the impact of the planned acquisition of ARINC, which is expected to close shortly after receiving regulatory approval. Guidance ranges will be updated after the transaction has closed.

We believe our Company has a proven ability both to react quickly to changing business conditions and to execute its business plans. We expect market conditions in 2014 to be similar to what we experienced during 2013, and believe we are well positioned to take advantage of improved conditions when they arrive. We expect the sequestration process as mandated by the Budget Control Act of 2011 to continue and have incorporated the anticipated impacts into our guidance. While there is uncertainty in our U.S. defense markets right now, we believe 2014 marks the bottom of this defense cycle. We continue to enhance our international strategies and make proactive adjustments to our cost structure when necessary.

This year, both of our businesses made significant progress on several critical programs. During 2013, we delivered equipment in support of the first flight of the Airbus A350 and Bombardier C-Series aircraft. We also achieved on-time development of equipment for the KC-46 and KC-390 tanker programs. In addition, Boeing's 787 is on track to ramp up production rates beginning in early 2014. During 2013, we also secured a position to provide large-format flight displays on the Boeing 737 MAX and expanded our content on the A350 aircraft. Furthermore, we continue to expand our presence internationally as we have captured a number of positions for Firestorm targeting systems outside the U.S. and were selected by AgustaWestland to provide our HeliSure situational awareness solution on a variety of their helicopter platforms. We expect our content on these platforms to drive substantial revenue growth in the years to come.

Our number one priority is to accelerate our company's return to growth through international expansion, building on our core capabilities, and maintaining a strong commitment to innovation. As we look to 2014 and beyond, we intend to continue full speed ahead on the strategic direction that has served us well. This includes our focus on the customer, continuing our commitment to operational excellence and maintaining our balanced business model. We will also continue to seek to set ourselves apart with strong customer relationships, high returns on invested capital, strong cash flows and margins and continued investment in market differentiating technologies and programs. We believe the following strategies will position our Company to accelerate our return to growth in the years to come:
Enhance and expand our addressed markets: We seek to enhance and expand our product offerings in communications and aviation electronics and leverage our customer relationships and product and technology strengths, as well as industry trends, to provide consistent and profitable growth.
We strive to maintain the right level of balance and diversification, in terms of market segment, geographic regions and product and customer sales mix, believing that our Government Systems and Commercial Systems businesses are complementary to one another. Our business structure enables us to rapidly move resources to meet customer needs as they change, and benefit from growth opportunities as they arise. Over the past several years, we have adjusted the balance between our business segments, as about 52 percent of our sales were attributable to the Government Systems business in 2013, compared to 62 percent in 2010. Looking forward to 2014, we expect this trend to continue as we anticipate Commercial Systems to account for over half of our revenues.
Grow our international business: Market opportunities outside the United States continue to evolve, driven by expanding populations and emerging economies. Security needs are on the rise around the globe, as countries seek to protect their borders, infrastructure and resources. At the same time, global commercial air travel is increasing, generating higher traffic and increased demand for new aircraft. We believe we have positioned our business to take advantage of this growth and project our international revenues will grow from over one third of revenues today to roughly fifty percent by the end of the decade.
Maintain our strong commitment to innovation: A well-funded and comprehensive R&D program is a foundational aspect of our Company. Our focus on developing unique solutions to address our customers' needs is evidenced by the large investment we dedicate towards R&D programs. This investment in R&D has allowed us to develop new systems, products and software solutions for our customers which will continue to be a growth engine for our Company. In 2014, we expect to invest approximately $950 million, or over 20 percent of sales, through R&D investments.
Drive operational excellence: Operational excellence is a fundamental objective at our Company. We have extended Lean concepts beyond the factory floor to virtually every aspect of our business. Our program seeks to streamline processes, reduce production costs and increase quality while enhancing our ability to respond quickly to customer needs. In addition, our shared service model uses an organizational structure to provide the most efficient mechanism to leverage resources across the business. This is evidenced by our product and technology centers of excellence in areas such as displays, communication, navigation and surveillance, through which we apply our core competencies to solutions in both Government Systems and Commercial Systems. By applying common tools and systems across our businesses, we can better manage our cost structure and maximize our R&D investments as technological advancements are applied across our businesses.
See the following sections for further discussion of 2013 and anticipated 2014 results of operations. For additional disclosure on segment operating earnings see Note 24 of the Notes to Consolidated Financial Statements in Item 8 below. Please also see our Risk Factors and Cautionary Statement in Item 1A of this Form 10-K.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for 2011 through 2013 and should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 below.

As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Rollmet product line, formerly included within the Commercial Systems segment, has been accounted for as a discontinued operation for all periods presented. Unless otherwise noted, disclosures pertain to our continuing operations.

Consolidated Financial Results

Sales

(in millions)	2013	2012	2011
U.S.	$2,946	$3,169	$3,356
Non-U.S.(1)	1,664	1,557	1,450
Total	$4,610	$4,726	$4,806
Percent increase (decrease)	(2)%	(2)%

(1)	Sales are attributed to geographic region based on the location of our customers.

Sales for 2013 compared to 2012

Total sales decreased $116 million, or 2 percent, as the $196 million reduction in Government Systems sales was only partially offset by the $80 million increase in Commercial Systems sales. Refer to a detailed discussion of sales by segment in 2013 and 2012 in the Government Systems and Commercial Systems Financial Results sections below.

U.S. sales decreased $223 million, or 7 percent, due principally to a reduction in sales to the U.S. Government and continued challenges from sequestration, as discussed in the Government Systems sales section below.

Non-U.S. sales increased by $107 million, or 7 percent, primarily from higher product deliveries within Commercial Systems to non-U.S. aircraft manufacturers including Bombardier and higher sales of Firestorm targeting systems and other products on international military programs within Government Systems.

Sales for 2012 compared to 2011

Total sales decreased $80 million, or 2 percent, primarily due to a $222 million reduction in Government Systems sales, partially offset by a $142 million increase in Commercial Systems sales. Refer to a detailed discussion of sales by segment in 2012 and 2011 in the Government Systems and Commercial Systems Financial Results sections below.

U.S. sales decreased $187 million, or 6 percent, primarily due to lower sales to the U.S. Government resulting from the adverse market conditions described in the Government Systems sales section below, and a reduction in sales to a U.S. business jet manufacturer who declared bankruptcy in 2012. This reduction was partially offset by higher sales to Boeing across various platforms and increased sales of aftermarket products and services to commercial airlines and other domestic customers, as discussed in the Commercial Systems sales section below.

Non-U.S. sales increased by $107 million, or 7 percent, as sales to non-U.S. aircraft manufacturers including Airbus and Bombardier increased and aftermarket revenues to commercial customers outside the U.S. were higher. This increase was partially offset by a reduction in Government Systems sales to foreign ministries of defense.

Cost of Sales

(in millions)	2013	2012	2011
Total cost of sales	$3,224	$3,324	$3,427
Percent of total sales	69.9%	70.3%	71.3%

Cost of sales consists of all costs incurred to design and manufacture our products and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Cost of sales for 2013 compared to 2012

Total cost of sales decreased $100 million, or 3 percent, primarily due to the following:

•	$81 million decrease resulting from the $116 million reduction in net sales volume, as discussed in the Government Systems and Commercial Systems Financial Results sections below

•
$38 million reduction due to the absence of restructuring and asset impairment charges recorded in the prior year and classified within cost of sales, as discussed in Note 23 of the Notes to Consolidated Financial Statements

•	$25 million reduction in company-funded R&D expense, as explained below

•
the above items were partially offset by other net increases to cost of sales of $44 million, primarily attributable to the combined impact of higher employee incentive compensation costs and the absence of favorable warranty adjustments recorded in the prior year

The decrease in cost of sales as a percent of revenues was primarily attributable to the absence of restructuring and asset impairment charges and the reduction in company-funded R&D expense, partially offset by the increase in employee incentive compensation costs and higher warranty costs.

Cost of sales for 2012 compared to 2011

Total cost of sales decreased $103 million, or 3 percent, primarily due to the following:

•	$44 million decrease in cost of sales resulting from the $80 million reduction in sales volume, as discussed in the Government Systems and Commercial Systems Financial Results sections below

•	$56 million reduction from lower employee incentive compensation costs

•	$35 million reduction in company-funded R&D expense, as explained below

•	above items were partially offset by:

◦
$12 million increase from higher restructuring and asset impairment charges recorded in 2012 as compared to 2011. For 2012, $38 million of restructuring and asset impairment charges were classified within cost of sales, compared to $26 million in 2011, as discussed in Note 23 of the Notes to Consolidated Financial Statements

◦
$20 million increase primarily attributable to the combined impact of the $11 million increase in warranty cost detailed in Note 19 of the Notes to Consolidated Financial Statements and higher retirement benefit expenses, as described in the Retirement Plans section below

The decrease in cost of sales as a percent of revenues was primarily attributable to the lower employee incentive compensation costs and reduction in company-funded R&D expense.

Research and development expense

R&D expense is included as a component of cost of sales and is summarized as follows:

(in millions)	2013	2012	2011
Customer-funded:
Government Systems	$383	$420	$460
Commercial Systems	98	83	90
Total customer-funded	481	503	550
Company-funded:
Government Systems	77	82	116
Commercial Systems	218	238	239
Total company-funded	295	320	355
Total research and development expense	$776	$823	$905
Percent of total sales	16.8%	17.4%	18.8%

We make significant investments in research and development to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded R&D expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $25 million, $18 million and $15 million for 2013, 2012 and 2011, respectively. Refer to the Research and Development section found in Item 1 and the Critical Accounting Policies section found in Item 7 below for further discussion of our incremental investments in pre-production engineering effort.

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

Total R&D expense decreased $47 million from 2012 to 2013. The customer-funded portion of R&D expense decreased $22 million from 2012 to 2013. Government Systems accounted for $37 million of this decrease as challenging market conditions contributed to a decline in spending by the U.S. Government on various development programs. The decrease was partially offset by an increase within Commercial Systems of $15 million, driven in part by higher amortization of pre-production engineering costs. The $25 million decrease in company-funded R&D from 2012 to 2013 was driven by a $20 million reduction within Commercial Systems as we completed R&D efforts associated with various next generation business jet avionics development programs.

Total R&D expense decreased $82 million from 2011 to 2012. The customer-funded portion of R&D expense decreased $47 million from 2011 to 2012. Government Systems accounted for $40 million of this decrease, as certain development programs were terminated for convenience by the U.S. Government and spending on other programs slowed during a transition out of the development phase into production. The $35 million decrease in company-funded R&D from 2011 to 2012 was also driven by Government Systems and was attributable to the completion of development efforts for networked communication, airborne communication and navigation products, as well as savings realized from our previously announced decision to cease further discretionary investments in the public safety vehicle product line.

Looking forward to 2014, total R&D expense is expected to be approximately $780 million, with company-funded and customer-funded R&D expense both expected to be relatively flat when compared to 2013.

Selling, General and Administrative Expenses

(in millions)	2013	2012	2011
Selling, general and administrative expenses	$506	$543	$533
Percent of total sales	11.0%	11.5%	11.1%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses decreased $37 million, or 7 percent, in 2013 compared to 2012, primarily due to the following:

•	the absence of $31 million in bad debt and employee severance expenses that occurred in 2012

•
the remaining net decrease of $6 million was primarily due to the combined impact of a reduction in bid and proposal costs and savings realized from ongoing restructuring actions, partially offset by increases in employee incentive compensation and initial transaction costs from the pending acquisition of ARINC

Total SG&A expenses increased $10 million, or 2 percent, in 2012 compared to 2011, primarily due to the following:

•	$29 million due to higher bad debt expense resulting from the write-off of accounts receivable due to customer bankruptcies which occurred during 2012

•	partially offset by a $19 million reduction from lower employee incentive compensation and other savings attributable to headcount reduction and restructuring actions

Interest Expense

(in millions)	2013	2012	2011
Interest expense	$28	$27	$19
Interest expense increased by $1 million in 2013 compared to 2012, primarily due to costs incurred on a bridge loan credit facility that relates to our pending acquisition of ARINC.

Interest expense increased $8 million in 2012 compared to 2011, primarily due to additional interest expense associated with the $250 million of long-term debt issued in November of 2011.

See Note 10 of the Notes to the Consolidated Financial Statements in Item 8 below for more detail regarding outstanding debt.
Other Income, Net

(in millions)	2013	2012	2011
Other income, net	$(16)	$(25)	$(28)
Other income, net decreased by $9 million in 2013 compared to 2012, primarily due to an increase in pension expense and the absence of a $5 million gain that occurred in 2012 when we sold our Irvine, California facility. For additional information regarding the fluctuations in Other income, net, see Note 15 of the Notes to Consolidated Financial Statements in Item 8 below.

Income Tax Expense from Continuing Operations

(in millions)	2013	2012	2011
Income tax expense	$236	$248	$240
Effective income tax rate	27.2%	28.9%	28.1%

The effective income tax rate differed from the U.S. statutory tax rate as detailed below:

	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	1.3	1.3	1.1
Research and development credit	(5.1)	(1.7)	(4.7)
Domestic manufacturing deduction	(2.0)	(2.1)	(1.9)
Tax settlements	(0.1)	(2.2)	(0.4)
Other	(1.9)	(1.4)	(1.0)
Effective income tax rate	27.2%	28.9%	28.1%

The difference between our effective income tax rate in 2013 and the statutory tax rate is primarily due to the tax benefits derived from the Federal Research and Development Tax Credit (Federal R&D Tax Credit), which provides a tax benefit on certain incremental R&D expenditures, and the Domestic Manufacturing Deduction under Section 199 (DMD), which provides a tax benefit on U.S.-based manufacturing.

In January 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal R&D Tax Credit. This favorable tax credit had previously expired on December 31, 2011. The effective income tax rate in 2013 decreased from 2012 primarily due to the favorable impacts from the extension of the Federal R&D Tax Credit and an adjustment to recognize certain tax benefits from net operating loss carryovers in the United Kingdom. These items were partially offset by the absence of favorable adjustments recorded in 2012 that primarily related to the resolution of the Internal Revenue Service (IRS) examination of taxable years ended September 30, 2008 and 2009.

The effective income tax rate in 2012 increased from 2011 primarily due to the differences in the availability of the Federal R&D Tax Credit which had expired on December 31, 2011. This increase was partially offset by the favorable impact in 2012 of the Internal Revenue Service (IRS) completing its examination of the taxable years ended September 30, 2008 and 2009.

Looking forward to 2014, we expect an effective income tax rate of approximately 30 percent. This rate assumes the benefit from the Federal R&D Tax Credit is only available through December 31, 2013.

Net Income and Diluted Earnings Per Share

(in millions, except per share amounts)	2013	2012	2011
Income from continuing operations	$632	$609	$615
Percent of sales	13.7%	12.9%	12.8%

Income from discontinued operations, net of taxes	—	—	19
Net income	$632	$609	$634

Diluted earnings per share from continuing operations	$4.58	$4.15	$3.94
Diluted earnings per share from discontinued operations	—	—	0.12
Diluted earnings per share	$4.58	$4.15	$4.06

Weighted average diluted common shares	138.1	146.8	156.1

Net income for 2013 increased 4 percent to $632 million from net income of $609 million for 2012. Diluted earnings per share increased 10 percent to $4.58 for 2013 compared to $4.15 for 2012. The rate of increase in diluted earnings per share was greater than the percentage rate increase in net income because of the favorable impact from our share repurchase program.

Net income and earnings per share for 2013 benefited from higher operating earnings in Commercial Systems, a lower effective income tax rate and the absence of net restructuring and asset impairment charges that were recorded in 2012. These benefits, however, were partially offset by reduced sales volume and operating earnings within Government Systems and the higher employee incentive compensation costs that were recorded in 2013.

Net income for 2012 decreased 4 percent to $609 million from net income of $634 million in 2011. Diluted earnings per share increased 2 percent to $4.15 for 2012, compared to $4.06 for 2011. The increase in diluted earnings per share was due to the favorable impact of our share repurchase program. Net income and earnings per share for 2012 includes a $38 million charge ($58 million before income taxes), or $0.26 per share, attributable to the net restructuring and asset impairment expenses described in Note 23 of the Notes to Consolidated Financial Statements. Net income and earnings per share for 2011 includes a $17 million gain ($27 million before income taxes), or $0.11 per share, from the divestiture of the Rollmet product line, and also includes an offsetting charge of $17 million ($27 million before income taxes), or $0.11 per share, related to restructuring actions.

Net income and earnings per share for 2012 benefited from higher operating earnings in Commercial Systems and a reduction in employee incentive compensation costs. These benefits were partially offset by higher income tax expense and a reduction in Government Systems operating earnings.

Segment Financial Results

One of the key metrics that we often use to describe year over year changes in operating income for each segment is the incremental (or reduced) earnings derived from higher (or lower) sales volumes. Similarly, the gross margin derived from these incremental (or reduced) earnings is often used to describe changes in segment operating margins. By leveraging the fixed costs present in our shared service operating model, we typically can deliver higher earnings on incremental sales volumes. Conversely, lower sales volumes require us to control costs in order to sustain profitability. The incremental (or reduced) margin realized on the sales volume change tends to be disproportionately higher than the overall operating margin reported for the segment. This is because the overall operating margin for the segment contemplates more elements of our cost structure, such as company-funded R&D expense, and selling, general and administrative expenses.

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
In August 2011, Congress enacted the Budget Control Act of 2011 which imposes spending caps and certain reductions in U.S. security spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect on March 3, 2013. While we believe our product offerings are well positioned to meet the needs of our government customers, the impact of sequestration could have a material adverse effect on our Company and the defense industry in general.

Further, in years when the U.S. Government does not complete its budget process before the end of its fiscal year (September 30), government operations are typically funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. During periods covered by continuing resolutions (or until the regular appropriation bills are passed), we may experience delays in procurement of products and services which can adversely impact our results of operations and cause variability in the timing of revenue between periods.
The U.S. Government was not able to agree on a continuing resolution solution prior to the expiration of their most recent fiscal year ended September 30, 2013. As a result, the Government began the fiscal year 2014 unfunded and as of October 1, 2013, all non-essential Government personnel and services were shut down. On October 16, 2013, legislation was passed to reopen the Government and to provide temporary funding authority for approximately three months. Federal contracts will continue to face funding uncertainty until Congress passes a more definitive spending bill.

Our fiscal year 2014 guidance for Government Systems incorporates the estimated continued impacts of sequestration. We expect Government Systems revenues to decrease by mid-to-high single digits from 2013 to 2014, primarily driven by:

•	approximately $200 million reduction resulting from a full year impact of sequestration cuts

•
partially offset by an increase in international defense sales and increased production on various Avionics programs, including KC-10 and E-6B aircraft upgrades, and higher deliveries for the Joint Helmet Mounted Cuing Systems (JHMCS) and Joint Strike Fighter (JSF) helmet mounted displays

We project Government Systems 2014 segment operating margins to remain above 20 percent, as the benefits from restructuring and other cost reduction initiatives should mostly offset the adverse impact from lower revenue.
Risks affecting future performance of our Government Systems business include:

•	overall funding and prioritization of the U.S. and non-U.S. defense budgets, including unanticipated impacts from sequestration and the uncertain budgetary environment

•	delayed, reduced or canceled funding for programs we have won

•	potential impact of geopolitical and economic events

•	our ability to execute to our internal performance plans and cost reduction initiatives

•	our ability to win new business, successfully develop products and execute on programs pursuant to contractual requirements

For additional disclosure on Government Systems segment results see Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

Government Systems Sales

The following table presents Government Systems sales by product category:

(in millions)	2013	2012	2011
Avionics	$1,384	$1,476	$1,434
Communication products	586	652	698
Surface solutions	232	226	377
Navigation products	193	237	304
Total	$2,395	$2,591	$2,813
Percent (decrease)	(8)%	(8)%

Government Systems Sales for 2013 compared to 2012

Avionics sales decreased $92 million, or 6 percent, primarily due to the following:

•
$57 million decrease from the combined impact of our reduced effort on development programs that are completing or are expected to transition to full-scale production after 2013, such as the E-6 aircraft upgrade program, and programs that were terminated for convenience by the U.S. Government

•	$30 million decrease driven by lower production on the Eurofighter program and fewer deliveries of helmet mounted displays for various fighter aircraft

•	$26 million decrease from a reduction in simulator and training activities on programs that have either completed or are winding down

•	partially offset by other net increases to revenue of $21 million, including higher program revenues on international tanker/transport aircraft

Communication products sales decreased $66 million, or 10 percent, primarily due to the following:

•
$55 million reduction from fewer deliveries of satellite communication terminals attributable to the adverse impacts from sequestration and reductions in the U.S. Government's communication infrastructure in the Middle East as troops are withdrawn from the region

•
$48 million decrease from the combined impact of the wind-down of development efforts on several secured communication programs, including the FAB-T (Family of Advanced Beyond Line of Sight terminals) program, and a reduction in data link product deliveries on certain programs that are completing or are currently experiencing customer award delays

•	partially offset by other net increases to revenue of $37 million, including higher deliveries of the Joint Tactical Radio System Manpack radios

Surface solutions sales increased $6 million, or 3 percent, primarily due to the following:

•	$42 million increase principally attributable to higher international sales of Firestorm targeting systems

•
partially offset by a $36 million decrease caused by a reduction in various electronic warfare and integration programs that completed or are transitioning from development to production, and fewer deliveries of public safety vehicle systems as we exited that product line

Navigation products sales decreased $44 million, or 19 percent, primarily due to fewer deliveries of our Defense Advanced GPS Receiver products as troops are withdrawn from Afghanistan and Iraq.

Government Systems Sales for 2012 compared to 2011

Avionics sales increased $42 million, or 3 percent, primarily due to the following:

•	$80 million increase resulting from the combined impact of development effort on the KC-46A, KC-10 and KC-390 tanker/transport programs

•	$49 million increase in sales on the Saudi F-15 fighter program

•
partially offset by reductions to revenue of $87 million, primarily attributable to decreased sales for the KC-135 Global Air Traffic Management program and lower deliveries on C-17 transport, CH-53 rotary wing and P-3 special mission aircraft

Communication products sales decreased $46 million, or 7 percent, primarily due to the following:

•	$21 million reduction due to the completion of a program to provide transportable cellular capabilities in Afghanistan

•	$21 million decrease resulting from the combined impact of a program termination for Ground Mobile Radios and reduced funding authorizations on the U.S. Department of Defense FAB-T initiative

Surface solutions sales decreased $151 million, or 40 percent, primarily due to the following:

•	$52 million reduction attributable to the combined impact of two programs that were terminated for convenience by the U.S. Government during 2011

•
$52 million decrease resulting from the combined impact of fewer deliveries of iForce public safety vehicle systems as we exited this product line and a reduction in Joint Precision Approach and Landing System program revenues as it transitioned from development into production

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

Government Systems Segment Operating Earnings

(in millions)	2013	2012	2011
Segment operating earnings	$499	$568	$592
Percent of sales	20.8%	21.9%	21.0%

Government Systems Operating Earnings for 2013 compared to 2012

Government Systems operating earnings were $499 million, or 20.8 percent of sales, for 2013 compared to operating earnings of $568 million, or 21.9 percent of sales, for 2012. The $69 million decrease in Government Systems operating earnings was primarily due to the following:

•
the $196 million reduction in sales discussed in the Government Systems sales section above resulted in lower earnings of $63 million, or 32 percent of the sales decline, and a $133 million decrease to cost

•
$30 million reduction to operating earnings was primarily due to the combined impact of a net increase in employee related costs, including employee incentive compensation, and the absence of favorable warranty adjustments that occurred in 2012

•
partially offset by a $24 million benefit to operating earnings attributable to the combined impact of lower SG&A costs as we realized savings from on-going restructuring actions and the reduction in company-funded R&D expense

The decrease in Government Systems operating earnings as a percent of sales was driven by the higher employee incentive compensation and the absence of favorable warranty adjustments that occurred in 2012. The unfavorable margin impact from the lower sales volume was mostly offset by the benefits from lower SG&A and company-funded R&D expenses.

Government Systems Operating Earnings for 2012 compared to 2011

Government Systems operating earnings were $568 million, or 21.9 percent of sales, for 2012 compared to operating earnings of $592 million, or 21.0 percent of sales, for 2011. The $24 million decrease in Government Systems operating earnings was primarily due to the following:

•
$222 million reduction in sales discussed in the Government Systems sales section above resulted in a $137 million decrease to costs and a reduction to earnings of $85 million, or 38 percent of the sales decline. This margin reflects the absence of higher margin hardware sales for Navigation products that occurred last year

•	partially offset by a $34 million benefit to operating earnings resulting from lower company-funded R&D expense

•
the remaining variance of $27 million was primarily attributable to a benefit from lower employee headcount and reduced employee incentive compensation costs, partially offset by higher warranty expense and an increase in employee medical and retirement benefit costs

The increase in Government Systems operating earnings as a percent of sales was driven by the reduction in company-funded R&D expense and lower employee incentive compensation costs, partially offset by the adverse impact from lower sales.

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
We expect Commercial Systems sales to increase by mid-single digits in 2014 compared to 2013, primarily due to the following:

•
sales to aircraft OEMs are expected to increase by mid-single digits when compared to 2013. Sales to air transport aircraft OEMs are projected to increase in the low teens and should benefit from anticipated production rate increases for the Boeing 787 aircraft and initial sales related to the Airbus A350 aircraft. Business and regional jet OEM sales are expected to decrease in the low single digits as initial deliveries of products for the Embraer Legacy 500 aircraft are expected to only partially offset the impact of lower production rates at Cessna

•
aftermarket sales for 2014 are expected to increase by mid-single digits. The sales increase is expected to be driven by higher revenue from regulatory airspace mandates, including TCAS 7.1 and Link 2000+, as airlines and business jet owners continue to incorporate these retrofits onto their aircraft in anticipation of the 2015 mandate. In addition, we expect an increase in service and support revenues and growth from business jet cockpit upgrades, as well as air transport spares for Boeing 787 and Airbus A350 aircraft

•
sales of wide-body in-flight entertainment (IFE) products and services are expected to decrease by about 25 percent, or $20 million, as airlines continue to decommission their legacy IFE systems and no longer require our services, given our decision in 2005 to cease investing in this product area

We project Commercial Systems 2014 operating margins will expand by approximately 50 basis points above the 21.5 percent reported in 2013, driven primarily by the anticipated revenue increase. Commercial margin expansion will be tempered slightly as a majority of the revenue growth anticipated in 2014 results from new air transport aircraft entering into service, which initially generate lower incremental operating margins.
Risks to the Commercial Systems business include:

•
turbulence in global economic and financial markets could have a significant impact on demand for air travel, demand for new aircraft, demand for retrofits and the availability of financing for new aircraft

•	occurrence of an unexpected geopolitical event, including terrorism or a pandemic, that could have a significant impact on demand for air travel and demand for new aircraft

•	potential negative impact that fuel prices could have on the profitability of airline and other aircraft operator customers

•	our ability to develop products and execute on programs pursuant to contractual requirements

•	development and market segment acceptance of our products and systems

•	potential adverse impact from delays or reductions in OEM aircraft production, including delays in the entry-into-service date for new aircraft

For additional disclosure on Commercial Systems segment results see Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

(in millions)	2013	2012	2011
Air transport aviation electronics:
Original equipment	$601	$574	$499
Aftermarket	499	474	431
Wide-body in-flight entertainment	83	91	119
Total air transport aviation electronics	1,183	1,139	1,049
Business and regional aviation electronics:
Original equipment	612	582	557
Aftermarket	420	414	387
Total business and regional aviation electronics	1,032	996	944
Total	$2,215	$2,135	$1,993
Percent increase	4%	7%

Commercial Systems Sales for 2013 compared to 2012

Total air transport aviation electronics sales increased $44 million, or 4 percent, primarily due to the following:

•	OEM sales increased $27 million, or 5 percent primarily due to increased product deliveries from higher aircraft production rates for the Boeing 787 and 737 aircraft

•	aftermarket sales increased $25 million, or 5 percent, primarily driven by higher regulatory mandate upgrades

•
wide-body IFE sales decreased $8 million, or 9 percent, as airlines continue to decommission their legacy IFE systems and no longer require our services, given the Company's strategic decision announced in 2005 to cease investment in this product area

Total business and regional aviation electronics sales increased $36 million, or 4 percent, primarily due to the following:

•
OEM sales increased $30 million, or 5 percent, as higher product deliveries for increased aircraft production rates on Bombardier Global and Challenger aircraft were partially offset by reduced sales to Cessna as they slowed down their production rates for aircraft at the light-end of the business jet market

•	aftermarket sales increased $6 million, or 1 percent, driven by higher service and support activities

Commercial Systems Sales for 2012 compared to 2011

Total air transport aviation electronics sales increased $90 million, or 9 percent, primarily due to the following:

•
OEM sales increased $75 million, or 15 percent, driven primarily by higher sales to Boeing and Airbus as they increased aircraft production rates across various platforms, including the Boeing 787 and 737 aircraft and the Airbus A320

•
aftermarket sales increased $43 million, or 10 percent. The increase was driven by higher spares revenues of $19 million, primarily for new Boeing 787 and 747-8 aircraft, and a $22 million increase in retrofit and service and support activities

•
Wide-body IFE sales decreased $28 million, or 24 percent, as airlines begin decommissioning their legacy IFE systems and no longer require our services, given the Company's strategic decision announced in 2005 to cease investment in this product area

Total business and regional aviation electronics sales increased $52 million, or 6 percent, primarily due to the following:

•
OEM sales increased $25 million, or 4 percent, primarily related to a $62 million increase in product deliveries for Bombardier Global, Cessna Citation and Gulfstream aircraft. This was partially offset by other net reductions of $37 million, including fewer deliveries to Hawker Beechcraft as they discontinued their Hawker jet product line, and lower sales to regional jet aircraft manufacturers as production rates declined for certain aircraft

•
aftermarket sales increased $27 million, or 7 percent, driven by the combined impact of higher retrofit and service and support activities. Retrofit sales increased as customers upgraded aircraft systems in order to gain operational efficiencies, improve performance and modernize the cabin

Commercial Systems Segment Operating Earnings

(in millions)	2013	2012	2011
Segment operating earnings	$477	$440	$381
Percent of sales	21.5%	20.6%	19.1%

Commercial Systems Operating Earnings for 2013 compared to 2012

Commercial Systems operating earnings increased $37 million, or 8 percent, primarily due to the following:

•
the $80 million increase to sales discussed in the Commercial Systems sales section above resulted in a $52 million increase to cost and incremental earnings of $28 million, or 35 percent of the higher sales volume. The margins on the incremental earnings were tempered by a less favorable sales mix

•	$20 million benefit related to lower company-funded R&D expenses

•	partially offset by other net reductions to operating earnings of $11 million, driven principally by higher employee incentive compensation costs

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to the reduction in company-funded R&D expenses and the higher sales volume, partially offset by the adverse impact from increased employee incentive compensation.

Commercial Systems Operating Earnings for 2012 compared to 2011

Commercial Systems operating earnings increased $59 million, or 15 percent, primarily due to the following:

•	incremental earnings from higher sales volume totaled $61 million, representing an incremental gross margin of 43 percent

•	partially offset by a $10 million reduction to operating earnings due to the absence of favorable adjustments recorded in the prior year to reduce certain customer incentive reserves

•
remaining variance of $8 million is primarily comprised of a net benefit from lower employee incentive compensation costs, partially offset by a $5 million bad debt charge recorded in the third quarter of fiscal year 2012 and higher warranty, employee medical and retirement benefit costs

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to the incremental earnings from higher sales volume.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of sales, SG&A and Other Income, net on the Consolidated Statement of Operations. General corporate, net is summarized as follows:

(in millions)	2013	2012	2011
General corporate, net	$60	$42	$48

General corporate, net expense increased $18 million during 2013 as compared to 2012 primarily due to higher employee incentive compensation and pension costs and an increase from initial transaction costs related to our planned acquisition of ARINC.

General corporate, net expense decreased $6 million during 2012 as compared to 2011 primarily due to a reduction in employee incentive compensation costs.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

(in millions)	2013	2012	2011
Pension benefits	$7	$(13)	$(16)
Other retirement benefits	15	18	10
Net benefit expense (income)	$22	$5	$(6)

Pension Benefits

In 2003, we amended our U.S. qualified and non-qualified pension plans covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. Concurrently, we replaced this benefit by supplementing our existing defined contribution savings plan to include an additional Company contribution effective October 1, 2006. The supplemental contribution to our existing defined contribution savings plan was $39 million, $41 million and $39 million for 2013, 2012 and 2011, respectively.

Defined benefit pension expense (income) for the years ended September 30, 2013, 2012 and 2011 was $7 million, $(13) million and $(16) million, respectively. The $20 million increase in pension expense in 2013 as compared to 2012 was impacted by a decrease in our expected long-term return on plan assets assumption, from 8.75 percent in 2012 to 8.25 percent in 2013. Pension costs did not change significantly in 2012 compared to 2011.

During 2013, the funded status of our pension plans went from a deficit of $1,466 million at September 30, 2012 to a deficit of $881 million at September 30, 2013. The improvement in funded status was primarily due to the favorable impact from an increase in the discount rate used to measure our U.S. pension obligations from 3.56 percent at September 30, 2012 to 4.48 percent at September 30, 2013, and an increase in plan assets due to improved market returns during 2013. We also contributed $122 million to our pension plans during the year ended September 30, 2013.

We expect defined benefit pension expense of $10 million in 2014, compared to $7 million of pension expense in 2013.

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

In October 2013, subsequent to our 2013 fiscal year end, we made a $55 million voluntary contribution to our U.S. qualified pension plan. There was no minimum statutory funding requirement for 2014 and we do not currently expect to make any additional discretionary contributions during 2014 to this plan. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns and interest rates. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total $14 million in 2014.

Other Retirement Benefits

Other retirement benefits expense for the years ended September 30, 2013, 2012 and 2011 was $15 million, $18 million and $10 million, respectively. We expect other retirement benefits expense of approximately $9 million in 2014.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Our ability to generate significant cash flow from operating activities coupled with our expected ability to access the credit markets enables us to execute our growth strategies and return value to our shareowners. The timing of our cash inflows is historically heavily weighted towards the second half of our fiscal year, particularly our fourth quarter. We expect this trend to continue in the future.

During 2013, we generated $617 million of cash flow from operations, a 16 percent increase over 2012. We also made $122 million of pension plan contributions during 2013 and incurred significant cash expenditures to enhance shareowner value, including $589 million of cash payments for share repurchases and $164 million of dividend payments.

In 2014 we expect cash provided by operating activities to be in the range of $550 million to $650 million. The projected range of cash provided by operating activities accommodates a $55 million discretionary contribution to our U.S. qualified defined benefit pension plan that was made in October 2013, subsequent to our 2013 fiscal year end, and also accommodates a projected net increase in pre-production engineering costs of $170 million. We expect a majority of the projected 2014 operating cash flow to be generated in the second half of our fiscal year.

Operating Activities

(in millions)	2013	2012	2011
Cash provided by operating activities	$617	$534	$657

The $83 million increase in cash provided by operating activities in 2013 compared to 2012 was primarily due to the following:

•
cash payments for income taxes decreased $102 million to $106 million in 2013 compared to $208 million in 2012. This benefit to operating cash flows was primarily due to differences in the timing of tax payments resulting from favorable changes in the availability of the Federal R&D tax credit

•
payments for employee incentive pay decreased $79 million. Incentive pay is expensed in the year it is incurred and is paid in the first fiscal quarter of the following year. During 2013, $54 million was paid for employee incentive pay costs incurred during 2012. This compares to $133 million paid in 2012 for employee incentive pay costs incurred during 2011

•
payments for inventory and other operating costs decreased by $29 million to $3,643 million in 2013 compared to $3,672 million in 2012. The decrease was primarily due to lower costs associated with the lower sales volume in 2013, as discussed in the Results of Operations section above

•
the above items were partially offset by lower cash receipts from customers which decreased by $132 million to $4,553 million in 2013, compared to $4,685 million in 2012. The net decrease was primarily due to the lower sales volume, partially offset by higher cash advances received from customers

The $123 million decrease in cash provided by operating activities in 2012 compared to 2011 was primarily due to the following:

•
cash receipts from customers decreased by $114 million to $4,685 million in 2012 compared to $4,799 million in 2011, primarily due to the lower sales volume in 2012 as discussed in the Results of Operations section above and lower collections of receivables from customers, partially offset by higher progress payments received in advance of revenue recognition

•
payments for income taxes increased $112 million to $208 million in 2012 compared to $96 million in 2011 due to the differences in the timing of cash tax payments resulting from the retroactive extension of the Federal R&D tax credit that benefited 2011 and the expiration of the Federal R&D tax credit that increased cash payments in 2012

•
payments for employee incentive pay increased $62 million. Incentive pay is expensed in the year it is incurred and paid in the first fiscal quarter of the following year. During 2012, $133 million was paid for employee incentive pay costs incurred during 2011 as compared to $71 million paid in 2011 for employee incentive pay costs incurred during 2010

•
the above items were partially offset by a decrease in payments for inventory and other operating costs of $206 million to $3,672 million in 2012 compared to $3,878 million in 2011. The decrease was primarily due to lower costs associated with the lower sales volume in 2012 discussed in the Results of Operations section above

Investing Activities

(in millions)	2013	2012	2011
Cash used for investing activities	$(118)	$(129)	$(92)

The $11 million reduction in cash used for investing activities in 2013 compared to 2012 was primarily due to the following:

•	cash payments for capital expenditures decreased $18 million

•	partially offset by the absence of cash proceeds received last year from the sale of our facility in Irvine, California

The $37 million increase in cash used for investing activities in 2012 compared to 2011 was primarily due to the following:

•	the absence of $44 million in cash proceeds from the divestiture of Rollmet, which occurred in 2011

•	the absence of $20 million in cash proceeds from the sale of a short-term investment at a non-U.S. subsidiary during 2011

•	partially offset by:

◦
lower payments for the acquisition of businesses of $17 million. In 2012, there were no business acquisitions as compared to $17 million of payments made in 2011 for the acquisitions of Blue Ridge Simulation, Inc. and Computing Technologies for Aviation, Inc.

◦	a $14 million decrease in capital expenditures

Financing Activities

(in millions)	2013	2012	2011
Cash used for financing activities	$(448)	$(594)	$(471)

The $146 million reduction in cash used for financing activities in 2013 compared to 2012 was primarily due to the following:

•	cash repurchases of common stock decreased $125 million to $589 million in 2013, compared to $714 million in 2012

•	cash proceeds from stock option exercises increased $40 million to $61 million in 2013, as our common stock price generally increased during the year and a greater number of options were exercised

•
partially offset by lower net proceeds from borrowings of $12 million. During 2013, net proceeds from short-term commercial paper borrowings were $235 million, compared to net proceeds from the issuance of long-term debt in 2012 of $247 million

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

Share Repurchase Program

Cash flow from operations and the issuance of short-term and long-term debt provided funds for repurchasing our common stock under our share repurchase program as follows:

(in millions, except per share amounts)	2013	2012	2011
Amount of share repurchases	$569	$723	$322
Number of shares repurchased	9.8	13.3	5.5
Weighted average price per share	$58.38	$54.41	$58.50

Approximately $0, $16 million, and $0 of the 2013, 2012 and 2011 share repurchases reflected in the table above are included within accounts payable at September 30, 2013, 2012 and 2011 respectively. As such, this item is reflected as a non-cash transaction in our Consolidated Statement of Cash Flows.

Looking forward to 2014, we expect share count to remain fairly stable and anticipate some level of share repurchases to occur in order to offset the dilution from employee stock benefits.

Dividends

We declared and paid cash dividends of $164 million, $157 million and $148 million in 2013, 2012 and 2011, respectively. Based on our current dividend policy, we will pay quarterly cash dividends which, on an annual basis, will equal $1.20 per share. We expect to fund dividends using cash generated from operations. The declaration and payment of future dividends is at the sole discretion of the Board of Directors.

Financial Condition and Liquidity

We maintain a capital structure that enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners.

A comparison of key elements of our financial condition as of September 30, 2013 and 2012 are as follows:

	September 30
(in millions)	2013	2012
Cash and cash equivalents	$391	$335
Short-term debt(1)	(436)	—
Long-term debt, net	(563)	(779)
Net debt (2)	$(608)	$(444)
Total equity	$1,623	$1,264
Debt to total capitalization (3)	38%	38%
Net debt to total capitalization (4)	27%	26%

(1)
Short-term debt at September 30, 2013 includes $235 million of short-term commercial paper borrowings, $200 million of unsecured debt due December 1, 2013 (the 2013 Notes) and a $1 million fair value swap adjustment related to the 2013 Notes

(2)	Calculated as total of short-term and long-term debt, net (Total debt), less cash and cash equivalents

(3)	Calculated as Total debt divided by the sum of Total debt plus Total equity

(4)	Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. In August 2013, we reached a definitive agreement to acquire ARINC for $1.39 billion in cash. The transaction is expected to close during our fiscal year 2014 upon completion of government regulatory approvals and other customary closing conditions. We expect to fund the acquisition purchase price through the incurrence of new debt, with approximately two-thirds allocated as long-term in order to take advantage of the currently favorable interest rate environment. The balance of the purchase price will be funded with commercial paper, which we intend to pay down using our cash flow. While this incremental debt resulting from the pending acquisition of ARINC will increase our leverage, we expect to maintain our investment grade credit ratings and have continued access to the credit markets.

As of September 30, 2013, approximately 87 percent of our cash and cash equivalents resides at non-U.S. locations and may not be readily accessible for use in the U.S. due to potential adverse income tax implications and other statutory limitations. Due to the fluctuations of cash flows, we supplement our internally-generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance.

At September 30, 2013, short-term commercial paper borrowings outstanding were $235 million with a weighted-average interest rate and maturity period of 0.18 percent and 15 days, respectively. In addition to the commercial paper borrowings, short-term debt at September 30, 2013 also includes $200 million of 4.75 percent fixed rate unsecured debt due December 1, 2013. Our current plan is to refinance the 2013 Notes. At September 30, 2012, there were no short-term commercial paper borrowings outstanding. The maximum amount of short-term commercial paper borrowings outstanding during 2013 was $480 million and the maximum amount outstanding during 2012 was $330 million.

In the event our access to the commercial paper markets is impaired, we have access to our existing $850 million senior unsecured revolving credit facility that was entered into on May 26, 2011 and has a term of five years. This revolving credit facility is in place principally to support our commercial paper program. The credit facility includes one financial covenant that requires us to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at September 30, 2013 based on this financial covenant was 26 percent. We had no borrowings at September 30, 2013 under our existing revolving credit facility.

The Company has entered into two new revolving credit agreements to ensure we will have adequate commercial paper borrowing capacity to finance a portion of the pending ARINC acquisition and to fund other short-term cash requirements. These credit agreements will not become effective until the closing conditions described below for each agreement are fulfilled.

In September 2013, we entered into a $1 billion five-year unsecured revolving credit agreement with various banks to extend the term and increase the size of our existing $850 million revolving credit facility. The initial borrowing under this new five-year revolving credit agreement is subject to customary closing conditions as well as, among other conditions, the payoff and termination of our existing $850 million five-year senior unsecured revolving credit agreement. The initial borrowing is not subject to the consummation of the ARINC acquisition, however in the event the ARINC acquisition is not consummated, the aggregate principal amount available under this new agreement will be lowered from $1 billion to $850 million. In September 2013, we also entered into a $200 million 364-day unsecured revolving credit agreement with various banks. The initial borrowing under the 364-day revolving credit agreement is subject to customary closing conditions as well as, among other conditions, the consummation of the ARINC acquisition. This credit agreement will automatically terminate in the event the ARINC acquisition is not consummated.

As of September 30, 2013, the closing conditions under the $1 billion credit agreement and the $200 million credit agreement have not been satisfied. We expect to satisfy the conditions precedent to the closing of these credit agreements substantially concurrent with the consummation of the ARINC acquisition. The covenants, representations and warranties and events of default set forth in the new revolving credit agreements are substantially the same as those in the existing $850 million credit agreement.

In addition, alternative sources of liquidity could include funds available from the issuance of equity securities, debt securities and potential asset securitization strategies. To date, we have not raised capital through the issuance of equity securities, nor do we have any current plans to do so, as we prefer to use debt financing to lower our overall cost of capital and increase our return on shareowners' equity.

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of September 30, 2013:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Stable
Moody’s Investors Service	P-1	A2	Negative
Standard & Poor’s	A-1	A	Negative

When the Company announced its intent to acquire ARINC and fund the purchase price through the incurrence of additional debt, each of the above rating agencies placed our credit ratings under review for possible downgrade. In October 2013, subsequent to our 2013 fiscal year end, Fitch affirmed our current short-term and long-term ratings, but revised our outlook to Negative from Stable. Standard & Poor's announced that it expects to reduce the Company's short-term and long-term ratings to A-2 and to A -, respectively, upon completion of the ARINC acquisition. Moody's continues to have the Company's ratings under review for possible downgrade. We do not expect any of the changes to our credit ratings or outlook to materially impact our ability to access credit markets or significantly increase our cost of borrowing.

We were in compliance with all debt covenants at September 30, 2013 and September 30, 2012.

Off-balance Sheet Arrangements

As of September 30, 2013, other than operating leases, we had no material off-balance sheet arrangements, including guarantees, retained or contingent interests in assets transferred to unconsolidated entities, derivative instruments indexed to our stock and classified in shareowners' equity on our Consolidated Statement of Financial Position or variable interests in entities that provide financing, liquidity, market risk or credit risk support to our Company.

Contractual Obligations

The following table summarizes certain of our contractual obligations as of September 30, 2013, as well as when these obligations are expected to be satisfied.

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Long-term debt	$550	$—	$—	$—	$550
Interest on long-term debt	160	24	47	46	43
Non-cancelable operating leases	187	64	69	32	22
Purchase obligations:
Purchase orders	1,286	1,012	179	62	33
Purchase contracts	94	40	44	5	5
Total	$2,277	$1,140	$339	$145	$653

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

The table excludes obligations with respect to pension and other post-retirement benefit plans (see Note 11 of the Notes to Consolidated Financial Statements in Item 8 below). In October 2013, subsequent to our fiscal year end, we contributed $55 million to our U.S. qualified pension plan, which fully satisfies the minimum statutory funding requirements for 2014. For years beyond 2014, the actual amounts required to be contributed to our U.S. qualified pension plan are dependent upon, among other things, interest rates and underlying asset returns. With the exception of certain bargaining unit plans, payments due under other post-retirement benefit plans are funded as the expenses are incurred.

In addition, the table excludes liabilities for unrecognized tax benefits, which totaled $56 million at September 30, 2013, as we cannot reasonably estimate the ultimate timing of cash settlements to the respective taxing authorities (see Note 16 of the Notes to Consolidated Financial Statements in Item 8 below).

The following table reflects certain of our commercial commitments as of September 30, 2013:

	Amount of Commitment Expiration by Period
(in millions)	Total Amount Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Letters of credit*	$90	$76	$12	$2	$—

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

At September 30, 2013, we had outstanding offset obligations totaling approximately $246 million that extend through 2021. The amounts ultimately applied against our offset requirements are based on negotiations with the customer and the cost to fulfill the obligation is typically only a fraction of the original obligation above.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Sales and costs related to profitable purchase options are included in our estimates only when the options are exercised while sales and costs related to unprofitable purchase options are included in our estimates when exercise is determined to be probable. Sales related to change orders are included in profit estimates only if they can be reliably estimated and collectability is reasonably assured. Purchase options and change orders are accounted for either as an integral part of the original contract or separately, depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

Estimates of profit margins for contracts are typically reviewed by management on a quarterly basis. Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and cost estimates, the combining of contracts or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. Cumulative catch-up adjustments resulting from changes in estimates did not have a material effect on our results of operations during the years ended September 30, 2013, 2012 or 2011.

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

	September 30
(in millions)	2013	2012
Pre-production engineering costs	$714	$569
Up-front sales incentives	206	186
Total Program Investments	$920	$755

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

We evaluate the carrying amount of Program Investments for recovery at least annually or when potential indicators of impairment exist, such as a change in the estimated number of products to be delivered under a program. No impairment charges related to Program Investments were recorded in 2013, 2012 or 2011. While we believe our Program Investments are recoverable over time, the cancellation of a program by a customer would represent the most significant impairment factor related to Program Investments. Due to the long-term nature of the procurement cycle and the significant investment required to bring a program to market in the aerospace and defense industry, we believe the likelihood of a customer abruptly canceling a program is remote. We also evaluate our amortization of Program Investments quarterly based on our expectation of delivery rates on a program-by-program basis. The impact of changes in expected delivery rates on the Program Investments' amortization is adjusted as needed on a prospective basis. There were no significant changes in the rate of Program Investment amortization and no significant cumulative adjustments recorded in 2013, 2012 and 2011.

Amortization expense for pre-production engineering costs and up-front sales incentives for 2013, 2012 and 2011 was as follows:

(in millions)	2013	2012	2011
Amortization of pre-production engineering	$25	$18	$15
Amortization of up-front sales incentives	9	9	6
Total amortization of Program Investments	$34	$27	$21

As disclosed in Note 6 of the Notes to Consolidated Financial Statements, the weighted average amortization period for pre-production engineering costs is approximately nine years. As disclosed in Note 8 of the Notes to Consolidated Financial Statements, the weighted average amortization period for up-front sales incentives is approximately ten years. Anticipated amortization expense for the Program Investments recorded on our balance sheet at September 30, 2013, for fiscal years 2014 and beyond is summarized below:

(in millions)	2014	2015	2016	2017	2018	Thereafter
Anticipated amortization expense for pre-production engineering costs	$39	$53	$73	$84	$92	$373
Anticipated amortization expense for up-front sales incentives	11	17	21	23	25	109
Total anticipated amortization for Program Investments	$50	$70	$94	$107	$117	$482

Pre-production engineering costs comprise 47 percent of our total Inventory balance at September 30, 2013, compared to 43 percent in the prior year. Pre-production engineering costs increased $145 million from September 30, 2012 to September 30, 2013. The majority of this increase was attributable to a $137 million increase within Commercial Systems, driven by increased spending on programs with Airbus, Bombardier and Boeing. The remaining increase of $8 million was within Government Systems. Additionally, up-front sales incentives to Commercial Systems customers increased $20 million from September 30, 2012 to September 30, 2013. Growth in our Program Investments continues to be driven by the expanded market share our Company successfully captured over the past several years. Commercial Systems has secured positions on several key platforms in the air transport market, including the Boeing 737 MAX and Airbus A350. In the business and regional jet market, our Pro Line Fusion avionics system has been selected by customers around the globe, including Bombardier, Embraer and Gulfstream. Our customers have provided us a contractual guarantee for reimbursement on several of these programs; as such, our capitalized pre-production engineering costs have increased for these programs as the Company continues development efforts. Our Government Systems business has also contributed to the growth in pre-production engineering costs as we continue to perform on several international rotary-wing programs.

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

Goodwill

As of September 30, 2013, we had $779 million of goodwill related to various business acquisitions. We perform impairment tests on goodwill on an annual basis during the second quarter of each fiscal year, or on an interim basis if events or circumstances indicate that it is more likely than not that impairment has occurred.

Goodwill is potentially impaired if the carrying value of the reporting unit that contains the goodwill exceeds its estimated fair value. The fair values of our reporting units are generally determined using a combination of an income approach, which estimates fair value based upon future discounted cash flows, and a market approach, which estimates fair value using market multiples, ratios and valuations of a set of comparable public companies within our industry. In 2013, we adopted new accounting guidance which allows companies the option of making an initial qualitative evaluation to determine the likelihood of goodwill impairment. Depending on the results of the qualitative evaluation, additional quantitative analysis may not be required. We adopted this guidance in 2013 and, based upon our qualitative analysis, concluded no impairment of goodwill exists.

In reaching this conclusion, certain financial information was reviewed, including our five-year strategic operating plan, and certain judgments were required, including projections about future business conditions in our industry and our ability to compete. Our annual goodwill impairment tests that were performed in the second quarter of 2013, 2012 and 2011 yielded no impairments. In addition, based upon the results of our 2013 impairment testing, none of our reporting units were at risk of their carrying value of net assets exceeding their respective fair value. If there were a significant downturn in our business, we could incur a goodwill impairment.

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

As shown in Note 19 of the Notes to Consolidated Financial Statements in Item 8 below, the carrying amount of accrued product warranty costs has declined $62 million from a balance of $183 million at September 30, 2010, to a balance of $121 million at September 30, 2013. This trend is driven by a variety of factors.

Approximately $48 million of the decrease in our accrued warranty balance from 2010 to 2013 is attributable to favorable adjustments recorded in 2013, 2012 and 2011 to reduce warranty reserves for changes in estimates, as shown in Note 19 of the Notes to Consolidated Financial Statements in Item 8 below. These reductions were principally driven by the completion of certain Government Systems programs that no longer require a warranty and a favorable impact from lower than anticipated repair costs across various product areas.

The remaining decline from 2010 to 2013 is attributable to the Commercial Systems business. A primary source of warranty risk for Commercial Systems in the past related to sales of wide-body in-flight entertainment products and systems. As discussed in the Commercial Systems Results of Operations section above, sales related to Wide-body IFE have declined significantly over the past several years due to the Company's previously announced decision to cease investing in this product area. As sales volumes related to Wide-body IFE continue to decline, our warranty reserve balance has also been reduced. Product reliability improvements have also favorably impacted incurred warranty costs within Commercial Systems, contributing to a lower warranty reserve.

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

The expected rate of return is our estimate of the long-term earnings rate on our pension plan assets and is based upon both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. Differences between the actual and expected rate of return on plan assets can impact our expense for pension benefits. In 2013, we reduced our expected rate of return on plan assets by 50 basis points, down to 8.25 percent from the 8.75 percent used in 2012. This reduction in our expected rate of return assumption increased pension expense in 2013.

Holding all other factors constant, the estimated impact on 2013 pension expense and pension benefit obligation for our U.S. plans caused by hypothetical changes to key assumptions is as follows:

(in millions)	Change in Assumption
Assumption	25 Basis Point Increase	25 Basis Point Decrease
Pension obligation discount rate	$93 pension projected benefit obligation decrease	$96 pension projected benefit obligation increase
Pension obligation discount rate	$1 pension expense increase	$1 pension expense decrease
Expected long-term rate of return on plan assets	$6 pension expense decrease	$6 pension expense increase

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

Management believes its primary source of risk for excess and obsolete inventory is derived from life-time buy inventory. Life-time buy inventory consists of inventory that is typically no longer being produced by our vendors but for which we purchase multiple years of supply in order to meet production and service requirements over the life span of our products. Total life-time buy inventory on hand at September 30, 2013 was $108 million.

Excluding pre-production engineering costs and progress payments, we had $902 million of gross inventory on hand at September 30, 2013 with $90 million of inventory valuation reserves. Although management believes these reserves are adequate, any abrupt changes in market conditions may require us to record additional inventory valuation reserves which could have a material adverse effect on our results of operations in the period in which these additional reserves are required. Pre-production engineering costs are discussed in the "Program Investments" section of our Critical Accounting Policies above.

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

At September 30, 2013, we had $200 million of 4.75 percent fixed rate long-term debt obligations outstanding with a carrying value of $200 million and a fair value of $201 million. In November 2003 we converted $100 million of this fixed rate debt to floating rate debt bearing interest at six-month LIBOR less .075 percent by executing “receive fixed, pay variable” interest rate swap contracts. At September 30, 2013, we also had $300 million of 5.25 percent fixed rate long-term debt obligations outstanding with a carrying value of $299 million and a fair value of $342 million. In January 2010 we converted $150 million of this fixed rate debt to floating rate debt based on six-month LIBOR plus 1.235 percent. Finally, at September 30, 2013, we had $250 million of 3.10 percent fixed rate unsecured long-term debt with a carrying value of $249 million and a fair value of $244 million.

At September 30, 2013, we had $200 million of forward starting interest rate swaps which effectively lock in fixed interest rates on a portion of the long-term debt we expect to incur to refinance maturing debts and to fund the pending acquisition of

ARINC. In October 2013, subsequent to our 2013 fiscal year end, the Company entered into an additional $300 million notional value of forward starting interest rate swaps to lock in fixed interest rates on a portion of the long-term debt we expect to incur.

A hypothetical 10 percent increase or decrease in average market interest rates would have decreased or increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $7 million. The fair value of the $250 million notional value of interest rate swap contracts was a $16 million net asset at September 30, 2013. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million. The fair value of the $200 million notional value of forward starting interest rate swap contracts was a $5 million liability at September 30, 2013. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our forward starting interest rate swap contracts by $9 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps and forward starting interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 17 and 18 in the Notes to Consolidated Financial Statements in Item 8 below.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $482 million and $393 million at September 30, 2013 and September 30, 2012, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was $0 and $2 million at September 30, 2013 and September 30, 2012, respectively. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at September 30, 2013 by $4 million. For more information related to outstanding currency forward exchange contracts, see Notes 17 and 18 in the Notes to Consolidated Financial Statements in Item 8 below.

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

/s/ ROBERT K. ORTBERG	/s/ PATRICK E. ALLEN
Robert K. Ortberg Chief Executive Officer & President	Patrick E. Allen Senior Vice President & Chief Financial Officer

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

Management assessed the effectiveness of Rockwell Collins' internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on this assessment, management determined that Rockwell Collins maintained effective internal control over financial reporting as of September 30, 2013.

Rockwell Collins' internal control over financial reporting as of September 30, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included within the Controls and Procedures section in Item 9A of this Form 10-K.

/s/ ROBERT K. ORTBERG	/s/ PATRICK E. ALLEN
Robert K. Ortberg Chief Executive Officer & President	Patrick E. Allen Senior Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the accompanying consolidated statements of financial position of Rockwell Collins, Inc. and subsidiaries (the "Company") as of September 27, 2013 and September 28, 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three years in the period ended September 27, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2013 and September 28, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 27, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 12, 2013

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions, except per share amounts)

	September 30
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$391	$335
Receivables, net	1,058	971
Inventories, net	1,518	1,332
Current deferred income taxes	19	58
Other current assets	108	91
Total current assets	3,094	2,787

Property	773	773
Goodwill	779	780
Intangible Assets	288	291
Long-term Deferred Income Taxes	245	455
Other Assets	221	228
TOTAL ASSETS	$5,400	$5,314
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$436	$—
Accounts payable	463	475
Compensation and benefits	293	269
Advance payments from customers	324	288
Accrued customer incentives	184	174
Product warranty costs	121	126
Other current liabilities	160	108
Total current liabilities	1,981	1,440

Long-term Debt, Net	563	779
Retirement Benefits	1,078	1,693
Other Liabilities	155	138

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,469	1,460
Retained earnings	4,163	3,708
Accumulated other comprehensive loss	(1,287)	(1,607)
Common stock in treasury, at cost (shares held: September 30, 2013, 48.7; September 30, 2012, 41.6)	(2,729)	(2,304)
Total shareowners’ equity	1,618	1,259
Noncontrolling interest	5	5
Total equity	1,623	1,264
TOTAL LIABILITIES AND EQUITY	$5,400	$5,314

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Year Ended September 30
	2013	2012	2011
Sales	$4,610	$4,726	$4,806

Costs, expenses and other:
Cost of sales	3,224	3,324	3,427
Selling, general and administrative expenses	506	543	533
Interest expense	28	27	19
Other income, net	(16)	(25)	(28)
Total costs, expenses and other	3,742	3,869	3,951

Income from continuing operations before income taxes	868	857	855
Income tax expense	236	248	240
Income from continuing operations	632	609	615

Income from discontinued operations, net of taxes	—	—	19

Net income	$632	$609	$634

Earnings per share:
Basic
Continuing operations	$4.63	$4.19	$3.99
Discontinued operations	—	—	0.12
Basic earnings per share	$4.63	$4.19	$4.11

Diluted
Continuing operations	$4.58	$4.15	$3.94
Discontinued operations	—	—	0.12
Diluted earnings per share	$4.58	$4.15	$4.06

Weighted average common shares:
Basic	136.5	145.3	154.2
Diluted	138.1	146.8	156.1

Cash dividends per share	$1.20	$1.08	$0.96

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30
	2013	2012	2011
Net income	$632	$609	$634
Unrealized foreign currency translation adjustments	2	13	(21)
Pension and other retirement benefits adjustments (net of taxes: 2013, $(191); 2012, $73; 2011, $130)	326	(126)	(217)
Foreign currency cash flow hedge adjustment (net of taxes: 2013, $(2); 2012, $0; 2011, $0)	(8)	3	—
Comprehensive income	$952	$499	$396

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30
	2013	2012	2011
Operating Activities:
Net income	$632	$609	$634
Adjustments to arrive at cash provided by operating activities:
Restructuring, asset impairment and customer bankruptcy charges	—	65	27
Gain on sale of business	—	—	(27)
Depreciation	124	117	108
Amortization of intangible assets and pre-production engineering costs	56	57	51
Stock-based compensation expense	20	24	24
Compensation and benefits paid in common stock	53	69	68
Excess tax benefit from stock-based compensation	(9)	(9)	(7)
Deferred income taxes	53	105	93
Pension plan contributions	(122)	(126)	(113)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(85)	(29)	49
Production inventory	(89)	(63)	(121)
Pre-production engineering costs	(170)	(141)	(141)
Accounts payable	9	(28)	58
Compensation and benefits	33	(77)	61
Advance payments from customers	34	22	(55)
Accrued customer incentives	10	46	(4)
Product warranty costs	(6)	(21)	(35)
Income taxes	75	(68)	59
Other assets and liabilities	(1)	(18)	(72)
Cash Provided by Operating Activities	617	534	657

Investing Activities:
Property additions	(120)	(138)	(152)
Acquisition of businesses, net of cash acquired	—	—	(17)
Proceeds from the disposition of property	3	17	14
Acquisition of intangible assets	(1)	(4)	(4)
Proceeds (sales price adjustment) from business divestiture	—	(3)	44
Cash provided to customer	—	—	(237)
Collection of cash provided to customer	—	—	237
Proceeds from sale of short-term investments	—	—	20
Other investing activities	—	(1)	3
Cash Used for Investing Activities	(118)	(129)	(92)

Financing Activities:
Purchases of treasury stock	(589)	(714)	(328)
Cash dividends	(164)	(157)	(148)
Repayment of short-term borrowings	—	—	(24)
Increase in short-term commercial paper borrowings, net	235	—	—
Increase in long-term borrowings	—	247	—
Proceeds from the exercise of stock options	61	21	22
Excess tax benefit from stock-based compensation	9	9	7
Cash Used for Financing Activities	(448)	(594)	(471)

Effect of exchange rate changes on cash and cash equivalents	5	(6)	1

Net Change in Cash and Cash Equivalents	56	(195)	95
Cash and Cash Equivalents at Beginning of Period	335	530	435
Cash and Cash Equivalents at End of Period	$391	$335	$530
See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF EQUITY

(in millions)

	Year Ended September 30
	2013	2012	2011
Common Stock
Beginning and ending balance	$2	$2	$2

Additional Paid-In Capital
Beginning balance	1,460	1,437	1,420
Tax benefit from stock-based compensation	11	11	7
Shares issued under stock option and benefit plans	(22)	(12)	(14)
Stock-based compensation	20	24	24
Ending balance	1,469	1,460	1,437

Retained Earnings
Beginning balance	3,708	3,288	2,816
Net income	632	609	634
Cash dividends	(164)	(157)	(148)
Shares issued under stock option and benefit plans	(13)	(32)	(14)
Ending balance	4,163	3,708	3,288

Accumulated Other Comprehensive Loss
Beginning balance	(1,607)	(1,497)	(1,259)
Pension and other retirement benefit adjustment	326	(126)	(217)
Currency translation gain (loss)	2	13	(21)
Unrealized gain (loss) from foreign currency cash flow hedges	(8)	3	—
Ending balance	(1,287)	(1,607)	(1,497)

Common Stock in Treasury
Beginning balance	(2,304)	(1,707)	(1,497)
Share repurchases	(569)	(723)	(322)
Shares issued from treasury	144	126	112
Ending balance	(2,729)	(2,304)	(1,707)

Total Shareowners' Equity	1,618	1,259	1,523

Noncontrolling Interest
Beginning balance	5	5	4
Other changes in equity attributable to noncontrolling interest	—	—	1
Ending balance	5	5	5
Total Equity	$1,623	$1,264	$1,528

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Description and Basis of Presentation

Rockwell Collins, Inc. (the Company or Rockwell Collins) designs, produces and supports communications and aviation electronics for commercial and military customers worldwide.

The Company operates on a 52/53 week fiscal year ending on the Friday closest to September 30. Each of 2013, 2012 and 2011 were 52-week fiscal years. For ease of presentation, September 30 is utilized consistently throughout these financial statements and notes to represent the fiscal year end date. All date references contained herein relate to the Company's fiscal year unless otherwise stated.

As discussed in Note 4, Divestitures, the Company's Rollmet product line, formerly included within the Commercial Systems segment, was divested in 2011 and has been accounted for as a discontinued operation for all periods presented. Unless otherwise noted, disclosures pertain to the Company's continuing operations.

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

Foreign Currency Translation and Transactions
The functional currency for significant subsidiaries operating outside the United States is typically their respective local currency. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rate at the balance sheet date. Sales, costs and expenses are translated at the average exchange rates in effect during the period. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive loss within the Consolidated Statements of Comprehensive Income and Equity.

Foreign exchange transaction gains and losses due to the remeasurement of account balances in foreign currencies are included within the Consolidated Statement of Operations and were not material to the Company's results of operations for 2013, 2012 and 2011.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Allowance for Doubtful Accounts
Allowances are established in order to report receivables at net realizable value on the Company's Consolidated Statement of Financial Position. The determination of these allowances requires management of the Company to make estimates and judgments as to the collectability of customer account balances. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.

Inventories
Inventories are stated at the lower of cost or market using costs which approximate the first-in, first-out method, less related progress payments received. Inventoried costs include direct costs of manufacturing, certain engineering costs and allocable overhead costs. The Company regularly compares inventory quantities on hand on a part level basis to estimated forecasts of product demand and production requirements as well as historical usage. Based on these comparisons, management establishes an excess and obsolete inventory reserve as needed. Inventory valuation reserves were $90 million and $86 million at September 30, 2013 and 2012, respectively.

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

Property
Property is stated at acquisition cost, net of accumulated depreciation. Depreciation of property is generally provided using straight-line methods over the following estimated useful lives: buildings and improvements, 15-40 years; machinery and equipment, 6-15 years; information systems software and hardware, 5-10 years; and furniture and fixtures, 12-15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense in the period incurred. The fair value of liabilities associated with the retirement of property is recorded when there is a legal or contractual requirement to incur such costs and the costs can be reasonably estimated. Upon the initial recognition of a contractual or legal liability for an asset retirement obligation, the Company capitalizes the asset retirement cost by increasing the carrying amount of the property by the same amount as the liability. This asset retirement cost is then depreciated over the estimated useful life of the underlying property. The Company did not have any significant asset retirement obligations at September 30, 2013 and 2012.

Goodwill and Intangible Assets
Goodwill and intangible assets generally result from business acquisitions. The purchase price of the acquisition is assigned to tangible and intangible assets and liabilities assumed based on fair value. The excess of the purchase price over the amounts assigned is recorded as goodwill. Assets acquired and liabilities assumed are allocated to the Company's reporting units based on the Company's integration plans and internal reporting structure. As of September 30, 2013 the Company had four reporting units. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment.

Customer Relationship Up-Front Sales Incentives
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

Accrued Customer Incentives
Incentives earned by customers based on purchases of Company products or services are recognized as a liability when the related sale is recorded. Incentives consisting of cash payments or customer account credits are recognized as a reduction of sales, while incentives consisting of free products and account credits where the customer's use is restricted to future purchases are recognized as cost of sales.

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate that the carrying amount of a long-lived asset is more-likely-than-not unrecoverable. Assets held for disposal are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. See Note 23 for discussion of certain asset impairments recorded in 2012 and 2011.

Goodwill and indefinite-lived intangible assets are tested annually for impairment with more frequent tests performed if indications of impairment exist. The Company's annual impairment testing date is in the second quarter of each fiscal year. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. Goodwill is potentially impaired if the carrying value of a reporting unit exceeds its estimated fair value. As of September 30, 2013, the Company had four reporting units. The Company's annual impairment testing performed in the second quarter of 2013, 2012 and 2011 yielded no impairments of goodwill or indefinite-lived intangible assets.

Advance Payments from Customers
Advance payments from customers represent cash collected from customers in advance of revenue recognition.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Risks
The Company's products and services are concentrated within the aerospace and defense industries with customers consisting primarily of military and commercial aircraft manufacturers, commercial airlines and the U.S. Government and non-U.S. governments. As a result of this industry focus, the Company's current and future financial performance is largely dependent upon the overall economic conditions within these industries. In particular, the commercial aerospace market has been historically cyclical and subject to downturns during periods of weak economic conditions, which could be prompted by or exacerbated by political or other domestic or international events. The defense market may be affected by changes in budget appropriations, procurement policies, political developments both domestically and abroad and other factors. The Company depends to a large degree on U.S. Government spending, as a significant portion of the Company's sales are derived from U.S. Government contracts, both directly and indirectly through subcontracts. In August 2011, Congress enacted the Budget Control Act of 2011 which imposes spending caps and certain reductions in security spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect on March 3, 2013. While management believes the Company's product offerings are well positioned to meet the needs of its U.S. Government customers, the impact of sequestration could have a material adverse effect on the Company's results of operations, financial position or cash flows.

In addition to the overall business risks associated with the Company's concentration within the aerospace and defense industries, the Company is also exposed to a concentration of collection risk on credit extended to commercial airlines and business jet aircraft manufacturers. At September 30, 2013, accounts receivable due from U.S. and international commercial airlines were approximately $22 million and $35 million, respectively. At September 30, 2013, accounts receivable due from business jet aircraft manufacturers were approximately $142 million. The Company performs ongoing credit evaluations on the financial condition of all of its customers and maintains allowances for uncollectible accounts receivable based on expected collectability. Although management believes its allowances are adequate, the Company is not able to predict with certainty the changes in the financial stability of its customers. Any material change in the financial status of any one customer or group of customers could have a material adverse effect on the Company's results of operations, financial position or cash flows.

As of September 30, 2013, approximately 10 percent of the Company's employees were represented by collective bargaining agreements, which are set to expire in May 2018.

Recently Adopted Accounting Standards
In September 2011, the FASB issued amended guidance on the impairment testing of goodwill and other intangible assets that provides companies with an option to make an initial qualitative evaluation to determine the likelihood of goodwill impairment. The Company adopted the guidance during the second quarter of 2013 with no impact to the Company's financial position, results of operations or cash flows as a result of this amendment.

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

In August 2013, the Company reached a definitive agreement to acquire ARINC Incorporated (ARINC), a portfolio company of The Carlyle Group, and a leader in communications and information processing solutions for the commercial aviation industry, for $1,390 million. The transaction is expected to close during fiscal year 2014 upon completion of government regulatory approvals and other customary closing conditions.

During the three years ended September 30, 2013, 2012, and 2011, the Company completed two acquisitions that are summarized as follows:

				Intangible Assets
(dollars in millions)	Fiscal Year Acquired	Cash Purchase Price(1)	Goodwill	Finite Lived	Weighted Average Life in Years
Computing Technologies for Aviation, Inc.	2011	$11	$10	$3	9
Blue Ridge Simulation, Inc.	2011	6	6	1	9

(1) Net of cash acquired

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

Pro-forma results for 2013, 2012 and 2011, assuming the acquisitions were made at the beginning of the year, are not presented as the pro-forma information would not be materially different from the consolidated reported results.

4.	Divestitures

In August 2013, the Company reached a definitive agreement to sell its subsidiary, Kaiser Optical Systems, Inc. (KOSI), a leader in spectrographic instrumentation and applied holographic technology, to Endress+Hauser. The sale price, which is subject to post-closing adjustments for potential changes in working capital, is $25 million. The sale is subject to customary closing conditions, including regulatory approval, and is expected to close in early fiscal 2014. The anticipated divestiture of this business is part of an overall strategy for the Company to focus on its primary business strategies. As part of the divestiture agreement, the Company entered into a long-term supply agreement with the buyer that allows the Company to continue purchasing certain products from the KOSI business after the completion of the sale. As a result of this continuing involvement, the KOSI divestiture does not qualify for classification as a discontinued operation. As of September 30, 2013, the KOSI business is classified as held-for-sale. Assets of the KOSI business of $17 million are included within Other current assets and liabilities of $4 million are classified within Other current liabilities.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 22, 2011, the Company sold its Rollmet product line. The sale price, net of a post-closing adjustment based on the final closing balance sheet, was $41 million, resulting in a gain of $17 million, net of tax. The Rollmet product line provided seamless alloy and stainless steel pipes and propulsion system components for the energy, petrochemical and defense industries. The Company divested this non-core product line to focus on its primary business strategies. Rollmet's operating results are included in discontinued operations in the Company's Consolidated Statement of Operations for all periods presented.

Results of the discontinued Rollmet operation are as follows:

	Year Ended September 30
(in millions)	2013	2012	2011
Sales	$—	$—	$19
Income from discontinued operations before income taxes	—	—	4

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	September 30, 2013	September 30, 2012
Billed	$823	$810
Unbilled	432	366
Less progress payments	(188)	(169)
Total	1,067	1,007
Less allowance for doubtful accounts	(9)	(36)
Receivables, net	$1,058	$971

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included within Other Assets. Total receivables due from the U.S. Government including the Department of Defense and other government agencies, both directly and indirectly through subcontracts, were $312 million and $284 million at September 30, 2013 and 2012, respectively. U.S. Government unbilled receivables, net of progress payments, were $97 million and $93 million at September 30, 2013 and 2012, respectively. Accounts receivable due from equity affiliates were $52 million and $58 million at September 30, 2013 and 2012, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	September 30, 2013	September 30, 2012
Finished goods	$181	$168
Work in process	273	254
Raw materials, parts and supplies	358	343
Less progress payments	(8)	(2)
Total	804	763
Pre-production engineering costs	714	569
Inventories, net	$1,518	$1,332

As of September 30, 2013, $463 million of the pre-production engineering costs is related to programs with Airbus and Bombardier.
Amortization expense for pre-production engineering costs for 2013, 2012 and 2011 was $25 million, $18 million and $15 million, respectively. As of September 30, 2013, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 9 years.

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter
Anticipated amortization expense for pre-production engineering costs	$39	$53	$73	$84	$92	$373

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to pre-production engineering costs and life-time-buy inventory not expected to be realized within one year of $747 million and $607 million at September 30, 2013 and 2012, respectively. Life-time-buy inventory is inventory that is typically no longer produced by the Company's vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product.

7.	Property

Property is summarized as follows:

(in millions)	September 30, 2013	September 30, 2012
Land	$10	$10
Buildings and improvements	388	383
Machinery and equipment	1,066	1,045
Information systems software and hardware	344	326
Furniture and fixtures	65	66
Construction in progress	101	88
Total	1,974	1,918
Less accumulated depreciation	(1,201)	(1,145)
Property	$773	$773

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property additions acquired by incurring accounts payable, which are reflected as a non-cash transaction in the Company's Consolidated Statement of Cash Flows, were $19 million, $23 million and $21 million at September 30, 2013, 2012 and 2011, respectively.

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Total
Balance at September 30, 2011	$514	$266	$780
Foreign currency translation adjustments	—	—	—
Balance at September 30, 2012	514	266	780
Reclassification of KOSI goodwill to assets held-for-sale	(3)	—	(3)
Foreign currency translation adjustments	2	—	2
Balance at September 30, 2013	$513	$266	$779

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication of potential impairment. The Company's 2013 and 2012 impairment tests resulted in no impairment.

Intangible assets are summarized as follows:

	September 30, 2013			September 30, 2012
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$222	$(175)	$47	$221	$(159)	$62
Customer relationships:
Acquired	89	(60)	29	91	(57)	34
Up-front sales incentives	241	(35)	206	212	(26)	186
License agreements	13	(8)	5	13	(8)	5
Trademarks and tradenames	15	(14)	1	15	(13)	2
Intangible assets with indefinite lives:
Trademarks and tradenames	—	—	—	2	—	2
Intangible assets	$580	$(292)	$288	$554	$(263)	$291

As of September 30, 2012, intangible assets with indefinite lives included $2 million associated with trademarks and tradenames of the KOSI business. As of September 30, 2013, the $2 million carrying value of this intangible asset is classified as held-for-sale within Other current assets, as described in Note 4.
As described in Note 23, Restructuring and Asset Impairment Charges, Net, the Company's Commercial Systems business impaired a license agreement in 2012 that resulted in a $4 million reduction to Intangible assets and a related charge that was recorded within Cost of Sales.
Amortization expense for intangible assets for 2013, 2012 and 2011 was $31 million, $39 million and $36 million, respectively. As of September 30, 2013, the weighted average amortization period remaining for up-front sales incentives was approximately 10 years.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	2014	2015	2016	2017	2018	Thereafter
Anticipated amortization expense for up-front sales incentives	$11	$17	$21	$23	$25	$109
Anticipated amortization expense for all other intangible assets	19	16	12	12	5	18
Total	$30	$33	$33	$35	$30	$127

9.	Other Assets

Other assets are summarized as follows:

(in millions)	September 30, 2013	September 30, 2012
Long-term receivables	$32	$34
Investments in equity affiliates	22	19
Exchange and rental assets (net of accumulated depreciation of $91 at September 30, 2013 and $94 at September 30, 2012)	55	51
Other	112	124
Other assets	$221	$228

Investments in Equity Affiliates
Investments in equity affiliates primarily consist of five joint ventures:

•	Vision Systems International, LLC (VSI): VSI is a joint venture with Elbit Systems, Ltd. for the joint pursuit of helmet-mounted cueing systems for the worldwide military fixed wing aircraft market

•
AVIC Leihua Rockwell Collins Avionics Company (ALRAC): ALRAC is a joint venture with China Leihua Electronic Technology Research Institute, a subsidiary of the Aviation Industry Corporation of China (AVIC), for the joint production of integrated surveillance system products for the C919 aircraft in China

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

Each joint venture is 50 percent owned by the Company and accounted for under the equity method. Under the equity method of accounting for investments, the Company’s proportionate share of the earnings or losses of its equity affiliates are included in Net income and classified as Other income, net in the Consolidated Statement of Operations. For segment performance reporting purposes, Rockwell Collins’ share of earnings or losses of VSI, DLS, IGS and Quest are included in the operating results of the Government Systems segment, while the share of ALRAC is included in the operating results of the Commercial Systems segment.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $144 million, $142 million and $102 million for the years ended September 30, 2013, 2012 and 2011, respectively. The deferred portion of profit generated from sales to equity affiliates was $1 million at September 30, 2013 and $3 million at September 30, 2012.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $10 million, $10 million and $11 million for the years ended September 30, 2013, 2012 and 2011, respectively.

10.	Debt

Short-term Debt
Short-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	September 30, 2013	September 30, 2012
Short-term commercial paper borrowings	$235	$—
Current portion of long-term debt	200	—
Current portion of fair value swap adjustment (Notes 17 and 18)	1	—
Short-term debt	$436	$—

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $850 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. The commercial paper program is supported by the Company's $850 million revolving credit facility. At September 30, 2013, short-term commercial paper borrowings outstanding were $235 million with a weighted-average interest rate and maturity period of 0.18 percent and 15 days, respectively. At September 30, 2012, there were no outstanding short-term commercial paper borrowings.

Existing Credit Facilities
In the event the Company's access to the commercial paper markets is impaired, the Company has access to an $850 million unsecured revolving credit facility that was entered into on May 26, 2011, and has a term of five years. This revolving credit facility is in place principally to support the Company's commercial paper program. The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans. The ratio was 26 percent as of September 30, 2013. The credit facility also contains covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under this credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At September 30, 2013 and September 30, 2012, there were no outstanding borrowings under this revolving credit facility.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $57 million as of September 30, 2013, of which $17 million was utilized to support commitments in the form of commercial letters of credit. At
September 30, 2013 and September 30, 2012, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At September 30, 2013 and September 30, 2012, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future Credit Facilities, Not Yet in Effect
The Company has entered into new credit agreements to ensure adequate commercial paper borrowing capacity to finance a portion of the pending ARINC acquisition and to fund other short-term cash requirements. These credit agreements will not become effective until the closing conditions described below for each agreement are fulfilled.

On September 24, 2013, the Company entered into a $1 billion five-year unsecured revolving credit agreement with various banks to extend the term and increase the size of the Company's existing $850 million revolving credit facility. The initial borrowing under the five-year revolving credit agreement is subject to customary closing conditions as well as, among other conditions, the payoff and termination of the Company's existing $850 million five-year senior unsecured revolving credit agreement. The initial borrowing is not subject to the consummation of the ARINC acquisition, however in the event the ARINC acquisition is not consummated, the aggregate principal amount available under this agreement will be lowered from $1 billion to $850 million. On September 24, 2013, the Company also entered into a $200 million 364-day unsecured revolving credit agreement with various banks. The initial borrowing under the 364-day revolving credit agreement is subject to customary closing conditions as well as, among other conditions, the consummation of the ARINC acquisition. This credit agreement will automatically terminate in the event the ARINC acquisition is not consummated.

As of September 30, 2013, the closing conditions under the $1 billion credit agreement and the $200 million credit agreement have not been satisfied. The Company contemplates satisfying the conditions precedent to the closing of these credit agreements substantially concurrent with the consummation of the ARINC acquisition. The covenants, representations, warranties and events of default set forth in the new revolving credit agreements are substantially the same as those in the existing $850 million credit agreement. Borrowings under both credit agreements bear interest at LIBOR plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid.

Bridge Credit Agreement
On September 24, 2013, the Company entered into a $900 million 364-day senior unsecured bridge term loan credit agreement with various banks. If drawn upon, the proceeds of the borrowing under the bridge credit agreement will be used to finance a portion of the purchase price of the pending ARINC acquisition and to pay related transaction fees and expenses. Any borrowings under the bridge credit agreement will be subject to customary closing conditions as well as, among other conditions, the substantially concurrent consummation of the ARINC acquisition. Borrowings under this credit agreement would bear interest at LIBOR plus a variable margin based on the Company’s unsecured long-term debt rating. The amount available to borrow under this bridge credit agreement will be reduced by the amount of the net proceeds of any debt incurred to finance the ARINC acquisition. This bridge credit agreement will automatically terminate in the event the ARINC acquisition is not consummated by May 10, 2014. At September 30, 2013 there were no outstanding borrowings under this credit agreement.

Current Portion of Long-term Debt
On November 20, 2003, the Company issued $200 million of 4.75 percent fixed rate unsecured debt due
December 1, 2013 (the 2013 Notes). At the time of the debt issuance, the Company entered into interest rate swap contracts which effectively converted $100 million of the 2013 Notes to floating rate debt based on six-month LIBOR less 0.075 percent. See Notes 17 and 18 for additional information relating to the interest rate swap contracts. The 2013 Notes mature within one year and are included in the Consolidated Statement of Financial Position net of any unamortized discount within the caption Short-term Debt. The 2013 Notes contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at September 30, 2013 and September 30, 2012.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and $2 million of debt issuance costs, were $296 million. In January 2010, the Company entered into interest rate swap contracts which effectively converted $150 million of the 2019 Notes to floating rate debt based on six-month LIBOR plus 1.235 percent. See Notes 17 and 18 for additional information relating to the interest rate swap contracts.

The 2021 and 2019 Notes are included in the Consolidated Statement of Financial Position net of any unamortized discount within the caption Long-term Debt, Net. The debt issuance costs are capitalized within Other Assets on the Consolidated Statement of Financial Position. The debt issuance costs and any discounts are amortized over the life of the debt and recorded in Interest expense.

The 2021 and 2019 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at September 30, 2013 and September 30, 2012.

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	September 30, 2013	September 30, 2012
Principal amount of 2021 Notes, net of discount	$249	$249
Principal amount of 2019 Notes, net of discount	299	299
Principal amount of 2013 Notes	200	200
Fair value swap adjustment (Notes 17 and 18)	16	31
Total	$764	$779
Less current portion	201	—
Long-term debt, net	$563	$779

Interest paid on debt for the years ended September 30, 2013, 2012 and 2011 was $28 million, $21 million and $18 million, respectively.

11.	Retirement Benefits

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Retirement Benefits
Other retirement benefits consist of retiree health care and life insurance benefits that are provided to substantially all of the Company's U.S. employees hired before October 1, 2006 and their beneficiaries. Employees generally become eligible to receive these benefits if they retire after age 55 with at least 10 years  of service. Most plans are contributory with retiree contributions generally based upon years of service and adjusted annually by the Company. Retiree medical plans pay a stated percentage of expenses reduced by deductibles and other coverage, principally Medicare. The amount the Company will contribute toward retiree medical coverage for most participants is fixed. Additional premium contributions will be required from participants for all costs in excess of the Company's fixed contribution amount. Retiree life insurance plans provide coverage at a flat dollar amount or as a multiple of salary. With the exception of certain bargaining unit plans, Other Retirement Benefits are funded as expenses are incurred.

Components of Expense (Income)
The components of expense (income) for Pension Benefits and Other Retirement Benefits are summarized below:

	Pension Benefits			Other Retirement Benefits
(in millions)	2013	2012	2011	2013	2012	2011
Service cost	$10	$8	$8	$4	$4	$4
Interest cost	139	153	159	8	10	11
Expected return on plan assets	(203)	(213)	(212)	(1)	(1)	(1)
Amortization:
Prior service credit	(18)	(18)	(19)	(8)	(6)	(16)
Net actuarial loss	79	57	48	12	11	12
Net benefit expense (income)	$7	$(13)	$(16)	$15	$18	$10

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

	Pension Benefits		Other Retirement Benefits
(in millions)	2013	2012	2013	2012
PBO at beginning of period	$3,967	$3,518	$254	$254
Service cost	10	8	4	4
Interest cost	139	153	8	10
Discount rate and other assumption changes	(319)	408	(19)	25
Actuarial losses (gains)	19	57	(20)	(7)
Plan amendments	—	—	1	(16)
Plan participant contributions	—	—	5	8
Benefits paid	(160)	(175)	(19)	(24)
Other	4	(2)	—	—
PBO at end of period	3,660	3,967	214	254
Plan assets at beginning of period	2,501	2,111	12	9
Actual return on plan assets	317	437	1	2
Company contributions	122	126	15	17
Plan participant contributions	—	—	5	8
Benefits paid	(160)	(175)	(19)	(24)
Other	(1)	2	—	—
Plan assets at end of period	2,779	2,501	14	12
Funded status of plans	$(881)	$(1,466)	$(200)	$(242)
Funded status consists of:
Retirement benefits liability	$(879)	$(1,461)	$(198)	$(231)
Compensation and benefits liability	(12)	(11)	(2)	(11)
Other assets	10	6	—	—
Net liability	$(881)	$(1,466)	$(200)	$(242)

The Company's non-U.S. defined benefit pension plans represented 5 percent and 4 percent of the total PBO at September 30, 2013 and 2012, respectively. The accumulated benefit obligation for all defined benefit pension plans was $3,644 million and $3,952 million at September 30, 2013 and 2012, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Loss
The following table summarizes the amounts included in Accumulated other comprehensive loss before tax related to retirement benefits as of September 30, 2013 and 2012 and changes recognized in Other comprehensive loss before tax for the years ended September 30, 2013 and 2012:

	Pension Benefits		Other Retirement Benefits
(in millions)	Prior Service Cost (Credit)	Net Actuarial Loss	Prior Service Cost (Credit)	Net Actuarial Loss
Balance at September 30, 2011	$(42)	$2,267	$(17)	$157
Current year prior service cost	—	—	(16)	—
Current year net actuarial loss	—	241	—	18
Amortization of prior service cost	18	—	6	—
Amortization of actuarial loss	—	(57)	—	(11)
Balance at September 30, 2012	(24)	2,451	(27)	164
Current year prior service cost	—	—	1	—
Current year net actuarial gain	—	(414)	—	(39)
Amortization of prior service cost	18	—	8	—
Amortization of actuarial loss	—	(79)		(12)
Balance at September 30, 2013	$(6)	$1,958	$(18)	$113

The estimated amounts that will be amortized from Accumulated other comprehensive loss into expense (income) for Pension Benefits and Other Retirement Benefits during the year ending September 30, 2014 are as follows:

(in millions)	Pension Benefits	Other Retirement Benefits	Total
Prior service cost	$(12)	$(10)	$(22)
Net actuarial loss	67	8	75
Total	$55	$(2)	$53

Actuarial Assumptions
The following table presents the significant assumptions used in determining the benefit obligations:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2013	2012	2013	2012	2013	2012
Discount rate	4.48%	3.56%	3.93%	4.08%	4.11%	3.21%
Compensation increase rate	—	—	3.45%	3.46%	—	—

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant assumptions used in determining the net benefit expense (income) are as follows:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2013	2012	2013	2012	2013	2012
Discount rate	3.56%	4.43%	4.08%	5.57%	3.21%	4.20%
Expected long-term return on plan assets	8.25%	8.75%	8.23%	8.73%	8.25%	8.75%
Compensation increase rate	—	—	3.46%	3.46%	—	—
Health care cost gross trend rate (1)	—	—	—	—	8.50%	9.00%
Ultimate trend rate (1)	—	—	—	—	5.00%	5.00%
Year that trend reaches ultimate rate (1)	—	—	—	—	2019	2019

(1) Due to the effect of the fixed Company contribution, increasing or decreasing the health care cost trend rate by one percentage point would not have a significant impact on the Company's cost of providing Other Retirement Benefits.

Expected long-term return on plan assets for each year presented is based on both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. The Company uses a market-related value of plan assets reflecting changes in the fair value of plan assets over a five-year period. The Company amortizes actuarial gains and losses in excess of 10 percent of the greater of the market-related value of plan assets or the projected benefit obligation (the corridor) on a straight-line basis over the expected future lifetime of inactive participants, which was approximately 26 years years at September 30, 2013, as almost all of the plan's participants are considered inactive.

Prior service costs resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants.

Plan Assets
Total plan assets for Pension Benefits and Other Retirement Benefits as of September 30, 2013 and 2012 were $2,793 million and $2,513 million, respectively. The Company has established investment objectives that seek to preserve and maximize the amount of plan assets available to pay plan benefits. These objectives are achieved through investment guidelines requiring diversification and allocation strategies designed to maximize the long-term returns on plan assets while maintaining a prudent level of investment risk. These investment strategies are implemented using actively managed and indexed assets. Target and actual asset allocations as of September 30, 2013 and 2012 are as follows:

	Target Mix			2013	2012
Equities	40%	-	70%	65%	61%
Fixed income	25%	-	60%	32%	36%
Alternative investments	—%	-	—%	—%	—%
Cash	—%	-	5%	3%	3%

Alternative investments may include real estate, hedge funds, venture capital and private equity. There were no plan assets invested in the securities of the Company as of September 30, 2013 and 2012 or at any time during the years then ended. Target and actual asset allocations are periodically rebalanced between asset classes in order to mitigate investment risk and maintain asset classes within target allocations.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value of the Company's pension plans' assets as of September 30, 2013 and 2012, by asset category segregated by level within the fair value hierarchy, as described in Note 17:

	September 30, 2013				September 30, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Equity securities:
U.S. equity	$821	$246	$—	$1,067	$859	$183	$—	$1,042
Non-U.S. equity	699	50	—	749	438	48	—	486
Fixed income securities:
Corporate	—	696	—	696	—	545	—	545
U.S. government	41	82	—	123	139	133	—	272
Emerging market	—	49	—	49	—	72	—	72
Mortgage and asset-backed	—	5	—	5	—	3	—	3
Other	—	19	—	19	—	16	—	16
Cash and cash equivalents	—	60	—	60	—	58	—	58
Sub-total	1,561	1,207	—	2,768	1,436	1,058	—	2,494
Net receivables related to investment transactions				11				7
Total				$2,779				$2,501

The following table presents the fair value of the Company's other retirement benefits plan's assets as of September 30, 2013 and 2012, by asset category segregated by level within the fair value hierarchy, as described in Note 17:

	September 30, 2013				September 30, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Equity securities:
U.S. equity	$7	$—	$—	$7	$6	$—	$—	$6
Fixed income securities:
Corporate	—	2	—	2	—	1	—	1
U.S. government	2	1	—	3	2	1	—	3
Mortgage and asset-backed	—	—	—	—	—	—	—	—
Cash and cash equivalents	—	2	—	2	—	2	—	2
Total	$9	$5	$—	$14	$8	$4	$—	$12

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
Cash and cash equivalents includes cash which is used to pay benefits and cash invested in a short-term investment fund that holds securities with values based on quoted market prices, but for which the funds are not valued on a quoted market basis. As such, the cash and cash equivalents in our pension and other retirement plan assets are classified as Level 2 in the tables above.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not have any Level 3 assets in its pension plans or other retirement benefit plan. As described in Note 17, the fair value of a Level 3 asset is derived from unobservable inputs that are based on the Company's own assumptions.
Contributions
For the years ended September 30, 2013 and 2012, the Company made contributions to its pension plans as follows:

(in millions)	2013	2012
Contributions to U.S. qualified plan	$110	$113
Contributions to U.S. non-qualified plan	7	8
Contributions to non-U.S. plans	5	5
Total	$122	$126

The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2013, the Company voluntarily contributed $55 million to its U.S. qualified pension plan, subsequent to its 2013 fiscal year end. There was no minimum statutory funding requirement for 2014 and the Company does not currently expect to make any additional discretionary contributions during 2014 to this plan. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns and interest rates. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $14 million in 2014.

Contributions to the Company's other postretirement plans are expected to total $16 million in 2014.

Benefit Payments
The following table reflects estimated benefit payments to be made to eligible participants for each of the next five years and the following five years in the aggregate:

(in millions)	Pension Benefits	Other Retirement Benefits
2014	$210	$16
2015	201	16
2016	206	15
2017	212	18
2018	218	17
2019 - 2023	1,148	83

Estimated benefit payments for Other Retirement Benefits in the table above are shown net of plan participant contributions and therefore reflect the Company's portion only. Substantially all of the Pension Benefit payments relate to the Company's U.S. qualified funded plans which are paid from the pension trust.

Defined Contribution Savings Plans and Employee Stock Purchase Plan
The Company sponsors defined contribution savings plans that are available to the majority of its employees. The plans allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions using common stock of the Company up to certain limits. Employees may transfer at any time all or a portion of their balance in Company common stock to any of the other investment options offered within the plans. The Company is authorized to issue 16.5 million shares under the defined contribution savings plans, of which 3.1 million shares are available for future contributions at September 30, 2013. Additionally, the defined contribution savings plan includes a cash contribution based on an employee's age and service.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's expense related to the defined contribution savings plans for 2013, 2012, and 2011 was as follows:

	2013		2012		2011
(in millions)	Shares	Expense	Shares	Expense	Shares	Expense
Contribution in shares:
Defined contribution savings plans	0.7	$43	1.1	$58	1.0	$57
Contribution in cash:
Retirement contribution		39		41		39
Other		3		2		1
Total		$85		$101		$97

Effective January 1, 2013, the Company's defined contribution savings plan matching contribution decreased from 75 percent to 50 percent of the first 8 percent of eligible compensation contributed by participants. The lower contribution rate reduced the amount of expense and the amount of common stock issued to employees during the year ended September 30, 2013 as compared to the prior year.

The Company also offers an Employee Stock Purchase Plan (ESPP) which allows employees to have their base compensation withheld to purchase the Company's common stock each month at 95 percent of the fair market value on the last day of the month. During 2013, the Company retired the legacy ESPP and replaced it with a new ESPP that is substantially the same. As of September 30, 2013, 2.9 million shares are available for future purchase. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit. During 2013, 2012 and 2011, 0.2 million, 0.2 million and 0.2 million shares, respectively, of Company common stock were issued to employees at a value of $10 million, $11 million and $11 million for the respective periods.

12.	Shareowners' Equity

Common Stock
The Company is authorized to issue one billion shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, without par value.

Treasury Stock
The Company repurchased shares of its common stock as follows:

(in millions)	2013	2012	2011
Amount of share repurchases	$569	$723	$322
Number of shares repurchased	9.8	13.3	5.5

At September 30, 2013, the Company was authorized to repurchase an additional $411 million of outstanding stock under the Company's share repurchase program. Approximately $0, $16 million, and $0 of the 2013, 2012 and 2011 share repurchases reflected in the table above are included within accounts payable at September 30, 2013, 2012 and 2011, respectively, and are reflected as a non-cash transaction in the Consolidated Statement of Cash Flows.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss (AOCL) consists of the following:

	September 30
(in millions)	2013	2012	2011
Unamortized pension and other retirement benefits (net of taxes of $754 for 2013, $945 for 2012 and $872 for 2011)	$(1,293)	$(1,619)	$(1,493)
Foreign currency translation adjustment	12	10	(3)
Foreign currency cash flow hedge adjustment	(6)	2	(1)
Accumulated other comprehensive loss	$(1,287)	$(1,607)	$(1,497)

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Stock-Based Compensation and Earnings Per Share

Stock-Based Compensation Program Description
Under the Company's 2006 Long-Term Incentives Plan, up to 17.5 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other awards. Each share issued pursuant to an award of restricted stock, restricted stock units, performance shares, and performance units counts as two shares against the authorized limit. Shares available for future grant or payment under this plan were 6.5 million at September 30, 2013.

Under the Company's 2001 Long-Term Incentives Plan and Directors Stock Plan, up to 14.3 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights and restricted stock. Shares available for future grant or payment under these plans were less than 0.1 million at September 30, 2013.

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

The Company's stock-based compensation awards are designed to align management's interests with those of the Company's shareowners and to reward outstanding Company performance. The Company has an ongoing share repurchase plan and expects to satisfy stock option exercises and stock award issuances from treasury stock.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation expense and related income tax benefit included within the Consolidated Statement of Operations for 2013, 2012, and 2011 is as follows:

(in millions)	2013	2012	2011
Stock-based compensation expense included in:
Cost of sales	$6	$7	$7
Selling, general and administrative expenses	14	17	17
Total	$20	$24	$24
Income tax benefit	$7	$8	$8

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

General Option Information
The following summarizes the activity of the Company's stock options for 2013:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2012	5,520	$46.13
Granted	965	55.60
Exercised	(1,623)	38.01
Forfeited or expired	(218)	54.44
Outstanding at September 30, 2013	4,644	$50.55	5.9	$86
Vested or expected to vest (1)	4,569	$50.46	5.9	$86
Exercisable at September 30, 2013	3,155	$48.15	4.7	$66

(1)	Represents outstanding options reduced by expected forfeitures

	2013	2012	2011
Weighted-average fair value per share of options granted	$12.81	$13.89	$14.77
Intrinsic value of options exercised (in millions) (2)	$43	$23	$26
Tax deduction resulting from intrinsic value of options exercised (in millions)	$11	$7	$8

(2) Represents the amount by which the stock price exceeded the exercise price of the options on the date of the exercise

The total fair value of options vested was $10 million, $10 million and $9 million during the years ended September 30, 2013, 2012 and 2011, respectively. Total unrecognized compensation expense for options that have not vested as of September 30, 2013 is $8 million and will be recognized over a weighted average period of 0.9 years.

Stock Option Fair Value Information
The Company's determination of the fair value of option awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These assumptions include, but are not limited to: the Company's expected stock price volatility, the projected employee stock option exercise term, the expected dividend yield and the risk-free interest rate. Changes in these assumptions can materially affect the estimated value of the stock options.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2013 Grants	2012 Grants	2011 Grants
Risk-free interest rate	0.3% - 2.9%	0.3% - 2.2%	0.3% - 3.9%
Expected dividend yield	2.0%	1.6%	1.7%
Expected volatility	27.0%	27.0%	27.0%
Expected life	8 years	8 years	8 years

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Shares, Restricted Stock and Restricted Stock Units Information
The following summarizes the Company's performance shares, restricted stock and restricted stock units for 2013:

	Performance Shares		Restricted Stock		Restricted Stock Units
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2012	551	$54.74	56	$52.62	261	$54.59
Granted	222	55.69	—	—	88	56.04
Vested	(177)	53.19	(52)	52.95	(30)	53.99
Forfeited	(58)	54.69	—	—	(6)	55.25
Nonvested at September 30, 2013	538	$55.65	4	$47.87	313	$55.04

(in millions)	Performance Shares	Restricted Stock	Restricted Stock Units
Total unrecognized compensation costs at September 30, 2013	$8	$—	$4
Weighted-average life remaining at September 30, 2013, in years	1.0	0	1.2
Weighted-average fair value per share granted in 2012	$59.08	$—	$55.41
Weighted-average fair value per share granted in 2011	$55.91	$—	$57.82

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2013 based on the achievement of performance targets for fiscal years 2013 through 2015 is approximately 451,000. The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2012 based on the achievement of performance targets for fiscal years 2012 through 2014 is approximately 408,000. The number of shares of common stock that will be issued in respect of performance shares granted in 2011 based on the achievement of performance targets for fiscal years 2011 through 2013 is approximately 141,000.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

(in millions, except per share amounts)	2013	2012	2011
Numerator for basic and diluted earnings per share:
Income from continuing operations	$632	$609	$615
Income from discontinued operations, net of taxes	—	—	19
Net income	$632	$609	$634
Denominator:
Denominator for basic earnings per share – weighted average common shares	136.5	145.3	154.2
Effect of dilutive securities:
Stock options	1.2	1.1	1.4
Performance shares, restricted stock and restricted stock units	0.4	0.4	0.5
Dilutive potential common shares	1.6	1.5	1.9
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	138.1	146.8	156.1
Earnings per share:
Basic
Continuing operations	$4.63	$4.19	$3.99
Discontinued operations	—	—	0.12
Basic earnings per share	$4.63	$4.19	$4.11
Diluted
Continuing operations	$4.58	$4.15	$3.94
Discontinued operations	—	—	0.12
Diluted earnings per share	$4.58	$4.15	$4.06

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.4 million, 2.2 million and 0.3 million in 2013, 2012 and 2011, respectively.

14.	Company-Funded Research and Development

The Company performs R&D activities relating to the development of new products and the improvement of existing products. Company-funded R&D programs are expensed as incurred and included in cost of sales. Company-funded R&D expenditures were $295 million, $320 million and $355 million at September 30, 2013, 2012 and 2011, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Other Income, Net

Other income, net consists of the following:

(in millions)	2013	2012	2011
Earnings from equity affiliates	$(13)	$(11)	$(13)
Gain on sale of property	—	(5)	—
Interest income	(2)	(3)	(5)
Royalty income	(3)	(4)	(2)
Other	2	(2)	(8)
Other income, net	$(16)	$(25)	$(28)

16.	Income Taxes

The components of income tax expense from continuing operations are as follows:

(in millions)	2013	2012	2011
Current:
U.S. federal	$154	$118	$128
Non-U.S.	18	22	16
U.S. state and local	11	3	3
Total current	183	143	147
Deferred:
U.S. federal	51	103	83
Non-U.S.	(3)	(8)	—
U.S. state and local	5	10	10
Total deferred	53	105	93
Income tax expense	$236	$248	$240

Net current deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(in millions)	2013	2012
Inventory	$(129)	$(95)
Product warranty costs	36	38
Customer incentives	50	51
Contract reserves	8	11
Compensation and benefits	31	33
Valuation allowance	(1)	(1)
Other	22	18
Current deferred income taxes, net	$17	$55

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net long-term deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(in millions)	2013	2012
Retirement benefits	$344	$554
Intangibles	(33)	(42)
Property	(115)	(121)
Stock-based compensation	28	30
Valuation allowance	(10)	(18)
Other	29	51
Long-term deferred income taxes, net	$243	$454

Current deferred income tax assets and liabilities and long-term deferred income tax assets and liabilities are included in the Consolidated Statement of Financial Position as follows:

	September 30
(in millions)	2013	2012
Current deferred income taxes	$19	$58
Other current liabilities	(2)	(3)
Current deferred income taxes, net	$17	$55
Long-term deferred income taxes	$245	$455
Other liabilities	(2)	(1)
Long-term deferred income taxes, net	$243	$454

Management believes it is more likely than not that the current and long-term deferred tax assets will be realized through the reduction of future taxable income, except for $11 million of deferred tax assets which have been fully reserved and primarily relate to foreign net operating losses in Sweden. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) the historical operating results of the Company ($1,466 million of U.S. taxable income over the past three years), (b) expectations of future earnings and (c) the extended period of time over which the retirement benefit liabilities will be paid.

The effective income tax rate from continuing operations differed from the U.S. statutory tax rate as detailed below:

	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	1.3	1.3	1.1
Research and development credit	(5.1)	(1.7)	(4.7)
Domestic manufacturing deduction	(2.0)	(2.1)	(1.9)
Tax settlements	(0.1)	(2.2)	(0.4)
Other	(1.9)	(1.4)	(1.0)
Effective income tax rate	27.2%	28.9%	28.1%

Income tax expense from continuing operations was calculated based on the following components of income before income taxes:

(in millions)	2013	2012	2011
U.S. income	$762	$793	$778
Non-U.S. income	106	64	77
Total	$868	$857	$855

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's U.S. Federal income tax returns for the tax year ended September 30, 2009 and prior years have been audited by the IRS and are closed to further adjustments by the IRS. The IRS is currently auditing the Company's tax returns for the years ended September 30, 2010 and 2011. The Company is also currently under audit in various U.S. states and non-U.S. jurisdictions. The U.S. state and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

No provision has been made as of September 30, 2013 for U.S. federal or state, or additional non-U.S. income taxes related to approximately $427 million of undistributed earnings of non-U.S. subsidiaries which have been or are intended to be permanently reinvested. Thus, it is not practicable to estimate the amount of tax that might be payable on the undistributed earnings.

The Company had net income tax payments of $106 million, $208 million and $96 million in 2013, 2012 and 2011, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended September 30 is as follows:

(in millions)	2013	2012	2011
Beginning balance	$42	$100	$78
Additions for tax positions related to the current year	15	11	22
Additions for tax positions of prior years	3	—	6
Reductions for tax positions of prior years	(1)	(54)	(4)
Reductions for tax positions of prior years related to lapse of statute of limitations	(2)	(2)	(1)
Reductions for tax positions related to settlements with taxing authorities	(1)	(13)	(1)
Ending balance	$56	$42	$100

The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $34 million, $24 million and $57 million as of September 30, 2013, 2012 and 2011, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $24 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Consolidated Statement of Financial Position was $2 million and $2 million as of September 30, 2013 and 2012, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Consolidated Statement of Operations was $0, $(4) million and $1 million for the years ended September 30, 2013, 2012 and 2011, respectively.

The Company's current income tax liability was $47 million and $5 million as of September 30, 2013 and 2012, respectively, and was recorded within Other current liabilities in the Consolidated Statement of Financial Position.

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

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and September 30, 2012 are as follows:

		September 30, 2013	September 30, 2012
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$49	$42
Interest rate swap assets	Level 2	16	31
Forward starting interest rate swap liabilities	Level 2	(5)	—
Foreign currency forward exchange contract assets	Level 2	6	7
Foreign currency forward exchange contract liabilities	Level 2	(6)	(5)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during 2013 or 2012.

Valuation Techniques
The deferred compensation plan investments consist of investments in marketable securities (primarily mutual funds) and the fair value is determined using the market approach based on quoted market prices of identical assets in active markets.

The fair value of the interest rate swaps and forward starting interest rate swaps is determined using the market approach and is calculated by a pricing model with observable market inputs.

The fair value of foreign currency forward exchange contracts is determined using the market approach and is calculated as the value of the quoted forward currency exchange rate less the contract rate multiplied by the notional amount.

As of September 30, 2013, there has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	September 30, 2013		September 30, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$391	$391	$335	$335
Short-term debt:
2013 Notes	(200)	(201)	—	—
Commercial paper borrowings	(235)	(235)	—	—
Long-term debt	(548)	(586)	(748)	(837)

The fair value of cash and cash equivalents and the commercial paper portion of the short-term debt approximates their carrying value due to the short-term nature of the instruments. These items are within Level 1 of the fair value hierarchy. Fair value information for the 2013 Notes classified as short-term debt and all long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities and degree of risk. The carrying amount and fair value of short-term and long-term debt excludes the interest rate swaps fair value adjustment. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

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

The Company has designated the 2013 Swaps and 2019 Swaps (the Swaps) as fair value hedges. The 2013 Swaps mature within one year and therefore are recorded within Other current assets at a fair value of $1 million offset by a fair value adjustment to Short-term debt (Note 10) of $1 million at September 30, 2013. The 2019 Swaps are recorded within Other Assets at a fair value of $15 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $15 million at September 30, 2013. At September 30, 2012, the Swaps were classified as long-term and were recorded within Other Assets at a fair value of $31 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $31 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Forward Starting Interest Rate Swaps
In September 2013, the Company entered into forward starting interest rate swap agreements with combined notional values of $200 million to effectively lock in fixed interest rates on a portion of the long-term debt it anticipates incurring to refinance maturing debt and to fund the pending acquisition of ARINC. The forward starting interest rate swaps hedge the risk of potentially higher benchmark U.S. Treasury bond yields on long-term debt with maturities ranging from 2023 to 2043 and fixed interest rates ranging between 3.0375% and 3.8775%. The forward starting interest rate swaps have been designated as cash flow hedges. At September 30, 2013, these swaps have been recorded within Other current liabilities at a fair value of $5 million. In October 2013, subsequent to our 2013 fiscal year end, the Company entered into an additional $300 million notional value of forward starting interest rate swap agreements. These forward starting interest rate swaps hedge the risk of potentially higher benchmark U.S. Treasury bond yields on long-term debt with maturities ranging from 2023 to 2043 and fixed interest rates ranging between 2.8150% and 3.7010%. These forward starting interest rate swaps have also been designated as cash flow hedges.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of September 30, 2013 and September 30, 2012, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $482 million and $393 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Consolidated Statement of Financial Position as of September 30, 2013 and September 30, 2012 are as follows:

		Asset Derivatives
(in millions)	Classification	September 30, 2013	September 30, 2012
Foreign currency forward exchange contracts	Other current assets	$6	$7
Interest rate swaps	Other assets	15	31
Interest rate swaps	Other current assets	1	—
Total		$22	$38

		Liability Derivatives
(in millions)	Classification	September 30, 2013	September 30, 2012
Foreign currency forward exchange contracts	Other current liabilities	$6	$5
Forward starting interest rate swaps	Other current liabilities	5	—
Total		$11	$5

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of September 30, 2013 and September 30, 2012, there were no undesignated foreign currency forward exchange contracts classified within other current assets or other current liabilities.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of derivative instruments on the Consolidated Statement of Operations for the fiscal years ended September 30 is as follows:

		Amount of Gain (Loss)
(in millions)	Location of Gain (Loss)	September 30, 2013	September 30, 2012
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$2	$(3)
Interest rate swaps	Interest expense	10	9
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$(5)	$2
Amount of gain (loss) reclassified from AOCL into income	Cost of sales	—	(1)
Forward starting interest rate swaps:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	(5)	—
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	—	1

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the fiscal year ended September 30, 2013. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the fiscal year ended September 30, 2013.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of September 30, 2013. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $0 into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at September 30, 2013 was 82 months.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	September 30
(in millions)	2013	2012	2011
Balance at beginning of year	$126	$148	$183
Warranty costs incurred	(46)	(47)	(52)
Product warranty accrual	48	46	34
Changes in estimates for prior years	(7)	(21)	(20)
Foreign currency translation adjustments	—	—	3
Balance at September 30	$121	$126	$148

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of September 30, 2013, the outstanding loan balance was approximately $4 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of September 30, 2013, the Quest guarantees are not reflected on the Company’s Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at September 30, 2013 were $90 million. These commitments are not reflected as liabilities on the Company’s Consolidated Statement of Financial Position.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

20.	Contractual Obligations and Other Commitments

The following table reflects certain of the Company's non-cancelable contractual commitments as of September 30, 2013:

	Payments Due By Period
(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Non-cancelable operating leases	$64	$45	$24	$18	$14	$22	$187
Purchase contracts	40	28	16	3	2	5	94
Long-term debt	—	—	—	—	—	550	550
Interest on long-term debt	24	23	24	23	23	43	160
Total	$128	$96	$64	$44	$39	$620	$991

Non-cancelable Operating Leases
The Company leases certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts with terms that meet the accounting definition of operating leases. Some leases include renewal options, which permit extensions of the expiration dates at rates approximating fair market rental rates. Rent expense for the years ended September 30, 2013, 2012 and 2011 was $67 million, $72 million and $71 million, respectively. The Company's commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on the Consolidated Statement of Financial Position.

Purchase Contracts
The Company may enter into purchase contracts with suppliers under which there is a commitment to buy a minimum amount of products or pay a specified amount. These commitments are not reflected as a liability on the Company's Consolidated Statement of Financial Position. Amounts purchased under these agreements for the years ended September 30, 2013, 2012 and 2011 were $45 million, $43 million and $42 million, respectively.

Interest on Long-term Debt
Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of September 30, 2013, the Company is involved in the investigation or remediation of ten sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for nine of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of September 30, 2013, which represents management’s best estimate of the probable future cost for this site.

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

23.	Restructuring and Asset Impairment Charges, Net

In 2012, the Company recorded corporate restructuring and asset impairment charges, net totaling $58 million. This amount was comprised of (i) $40 million for employee severance and asset impairment charges, (ii) $23 million for customer bankruptcy charges and (iii) a $5 million gain related to the sale of a facility in Irvine, California. The 2012 restructuring and asset impairment charges, net were recorded as follows:

	Cost of Sales	Selling, General and Administrative Expense	Other Income, Net	Total
Employee separation costs	$33	$2	$—	$35
Asset impairment charges	5	—	—	5
Total	38	2	—	40
Customer bankruptcy charges	—	23	—	23
Gain on disposition of property	—	—	(5)	(5)
Total restructuring and asset impairment charges, net	$38	$25	$(5)	$58

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The employee separation charges primarily resulted from decisions to realign the Company's European organizational structure to better position the business for long-term growth and to adjust the size of our workforce in response to the sequestration impacts on the U.S. defense budgets. During the twelve months ended September 30, 2013, the Company made cash severance payments of approximately $17 million related to the 2012 restructuring action. This is in addition to the $4 million of cash severance payments made during 2012. As of September 30, 2013, $14 million of employee separation costs related to the 2012 action remains to be paid in future periods. Included in the asset impairment charge was a $4 million write-off of a license agreement included within the Company's Commercial Systems segment after the Company concluded the carrying value of the license agreement was not recoverable. The customer bankruptcy charge was recorded as a result of the bankruptcy filings of certain commercial airline customers and a business jet manufacturer in 2012.

In September 2011, the Company recorded restructuring charges totaling $27 million. This amount was primarily comprised of non-cash asset impairment charges of $11 million, employee separation costs of $7 million, and $9 million of other costs, primarily attributable to a lease termination. The charges related to decisions to implement certain business realignment and facility rationalization actions in response to global economic factors that negatively impacted the Company's Government Systems segment. All of the remaining employee separation costs related to the 2011 restructuring action were paid during 2012. During the twelve months ended September 30, 2013, $2 million of contract and lease termination payments related to the 2011 restructuring action were paid. Approximately $1 million of contract and lease termination costs related to the 2011 action remains to be paid in future periods.

24.	Business Segment Information

Rockwell Collins designs, produces and supports communications and aviation electronics for military and commercial customers worldwide. The Company has two operating segments consisting of the Government Systems and Commercial Systems businesses.

Government Systems provides avionics, communication products, surface solutions and navigation products to the U.S. Department of Defense, other government agencies, civil agencies, defense contractors and foreign ministries of defense around the world.

Commercial Systems supplies aviation electronics systems, products, and services to customers located throughout the world. The customer base is comprised of OEMs of commercial air transport, business and regional aircraft, commercial airlines and business aircraft operators.

Sales made to the U.S. Government were 37 percent, 38 percent and 43 percent of total sales for the years ended September 30, 2013, 2012 and 2011, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The sales and earnings of continuing operations of the Company's operating segments are summarized as follows:

(in millions)	2013	2012	2011
Sales:
Government Systems	$2,395	$2,591	$2,813
Commercial Systems	2,215	2,135	1,993
Total sales	$4,610	$4,726	$4,806

Segment operating earnings:
Government Systems	$499	$568	$592
Commercial Systems	477	440	381
Total segment operating earnings	976	1,008	973

Interest expense	(28)	(27)	(19)
Stock-based compensation	(20)	(24)	(24)
General corporate, net	(60)	(42)	(48)
Restructuring and asset impairment charges, net	—	(58)	(27)

Income from continuing operations before income taxes	868	857	855
Income tax expense	(236)	(248)	(240)
Income from continuing operations	$632	$609	$615

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the identifiable assets and investments in equity affiliates at September 30, 2013, 2012 and 2011, as well as the provision for depreciation and amortization, the amount of capital expenditures for property, and earnings from equity affiliates for each of the three years ended September 30, for each of the operating segments and Corporate:

(in millions)	2013	2012	2011
Identifiable assets:
Government Systems	$2,174	$2,113	$2,139
Commercial Systems	2,465	2,233	2,110
Corporate	761	968	1,140
Total identifiable assets	$5,400	$5,314	$5,389
Investments in equity affiliates:
Government Systems	$22	$19	$11
Commercial Systems	—	—	—
Total investments in equity affiliates	$22	$19	$11
Depreciation and amortization:
Government Systems	$84	$87	$76
Commercial Systems	96	87	83
Total depreciation and amortization	$180	$174	$159
Capital expenditures for property:
Government Systems	$62	$76	$81
Commercial Systems	58	62	71
Total capital expenditures for property	$120	$138	$152
Earnings from equity affiliates:
Government Systems	$13	$11	$13
Commercial Systems	—	—	—
Total earnings from equity affiliates	$13	$11	$13

The Company's operating segments share many common resources, infrastructures and assets in the normal course of business. Certain assets have been allocated between the operating segments primarily based on occupancy or usage, principally property, plant and equipment. Identifiable assets at Corporate consist principally of cash and net deferred income tax assets for all years presented.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes sales by product category for the years ended September 30, 2013, 2012 and 2011:

(in millions)	2013	2012	2011
Government Systems product categories:
Avionics	$1,384	$1,476	$1,434
Communication products	586	652	698
Surface solutions	232	226	377
Navigation products	193	237	304
Government Systems sales	2,395	2,591	2,813

Commercial Systems product categories:
Air transport aviation electronics	1,183	1,139	1,049
Business and regional aviation electronics	1,032	996	944
Commercial Systems sales	2,215	2,135	1,993
Total sales	$4,610	$4,726	$4,806

Product category sales for Government Systems are delineated based upon differences in the underlying product technologies and markets served.

The air transport and business and regional aviation electronics product categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the years ended September 30, 2013, 2012 and 2011, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $83 million, $91 million and $119 million, respectively. In 2005, the Company announced its decision to cease investing in the wide-body in-flight entertainment product area.

The following table reflects sales for the years ended September 30, 2013, 2012 and 2011 by location of our customers and property at September 30, 2013, 2012 and 2011 by geographic region:

	Sales			Property
(in millions)	2013	2012	2011	2013	2012	2011
U.S.(1)	$2,946	$3,169	$3,356	$679	$680	$658
Europe	787	816	848	75	72	77
Asia-Pacific	371	326	267	14	15	12
Canada	322	287	241	1	1	1
Africa / Middle East	99	65	54	—	—	—
Latin America	85	63	40	4	5	6
International	$1,664	$1,557	$1,450	$94	$93	$96
Total	$4,610	$4,726	$4,806	$773	$773	$754

(1) For the years ended September 30, 2013, 2012, and 2011, U.S. sales include revenue from foreign military sales of $184 million, $162 million, and $114 million, respectively.

Sales are attributable to geographic region based on the location of our customers.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25.	Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended September 30, 2013 and 2012 is summarized as follows:

	2013 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	Total
Sales	$1,062	$1,131	$1,165	$1,252	$4,610
Gross profit (total sales less cost of sales)	312	327	370	377	1,386
Net income	$132	$161	$164	$175	$632
Earnings per share:
Basic earnings per share	$0.95	$1.18	$1.21	$1.30	$4.63
Diluted earnings per share	$0.94	$1.17	$1.20	$1.28	$4.58

Net income in the second quarter of 2013 includes a $19 million income tax benefit from the retroactive reinstatement of the Federal R&D Tax Credit.

	2012 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	Total
Sales	$1,094	$1,161	$1,205	$1,266	$4,726
Gross profit (total sales less cost of sales)	320	351	359	372	1,402
Net income	$130	$161	$166	$152	$609
Earnings per share:
Basic earnings per share	$0.87	$1.10	$1.16	$1.07	$4.19
Diluted earnings per share	$0.86	$1.09	$1.14	$1.06	$4.15

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's disclosure control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and President and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Evaluation of Internal Control Over Financial Reporting

Management's report on internal control over financial reporting as of September 30, 2013 is included within Item 8 of this Annual Report on Form 10-K. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 9A of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the internal control over financial reporting of Rockwell Collins, Inc. and subsidiaries (the "Company") as of September 27, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 27, 2013 of the Company and our report dated November 12, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 12, 2013

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the 2014 Proxy Statement. See also the information with respect to executive officers of the Company under Item 4A of Part I.

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

We have adopted a handbook entitled Rockwell Collins Standards of Business Conduct, and we have supporting policies covering standards of business conduct and conflicts of interest (collectively, the "code of ethics"). The code of ethics applies to our Chief Executive Officer, Chief Financial Officer, Vice President, Finance & Controller (who serves as our principal accounting officer), as well as to all of our other employees and to the members of our Board of Directors. The code of ethics is publicly available on our website at www.rockwellcollins.com. If we make any amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code applicable to our Chief Executive Officer, Chief Financial Officer or principal accounting officer requiring disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website.

Item 11.	Executive Compensation.

See the information under the captions Compensation of Directors, Executive Compensation, Compensation Discussion and Analysis and Compensation Committee Report in the 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions Voting Securities and Equity Ownership of Certain Beneficial Owners and Management in the 2014 Proxy Statement.

Equity Compensation Plan Information

The following table gives information as of September 30, 2013, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights		(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved By Security Holders(1)	5,956,256	(2)	$50.55	9,363,906	(3)(4)
Equity Compensation Plans Not Approved By Security Holders	None		None	None
Total	5,956,256		$50.55	9,363,906

(1)	Consists of the following equity compensation plans: 2001 Stock Option Plan, 2001 Long-Term Incentives Plan, Directors Stock Plan and 2006 Long-Term Incentives Plan.

(2)
Includes 999,359 performance shares, which is the maximum number of shares that can be issued in the future if maximum performance is achieved under performance agreements granted in November 2011 and 2012. Of these performance shares, 140,560 will be issued in November 2013 based on performance shares granted in November 2010. Also includes 313,316 restricted stock units (RSUs). Such performance shares and RSUs are not included in the weighted average price calculation.

(3)
Also includes 2,909,618 shares available under our Employee Stock Purchase Plan (ESPP), which allows employees to have up to 15 percent of their base compensation withheld toward the purchase of our common stock. Shares are purchased each month by participants at 95 percent of the fair market value on the last day of the month pursuant to the ESPP.

(4)
Of the 6,454,288 shares available for future grant under the 2006 Long-Term Incentives Plan, each share issued pursuant to an award of restricted stock, restricted stock units, performance shares and performance units counts as 2.02 shares against this limit in accordance with the terms of the plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the caption Corporate Governance, Board of Directors and Committees and Certain Transactions and Other Relationships in the 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

See the information under the caption Proposal to Approve the Selection of Auditors in the 2014 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)		Financial Statements, Financial Statement Schedules and Exhibits.
	(1)	Financial Statements
The financial statements are included under Item 8 of this Annual Report on Form 10-K:
Consolidated Statement of Financial Position, as of September 30, 2013 and 2012
Consolidated Statement of Operations, years ended September 30, 2013, 2012 and 2011
Consolidated Statement of Comprehensive Income, years ended September 30, 2013, 2012 and 2011
Consolidated Statement of Cash Flows, years ended September 30, 2013, 2012 and 2011
Consolidated Statement of Equity, years ended September 30, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
	(2)	Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.
	(3)	Exhibits
	3-a-1	Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3-a-1 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
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

	4-a-2	Form of certificate for the Company's 4 3/4% Notes due 2013, filed as Exhibit 4-a to the Company's Form 8-K dated November 21, 2003, is incorporated herein by reference.
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

	4-a-6	Form of certificate for the Company's 3.100% notes due November 15, 2021, filed as Exhibit 4 to the Company's Form 8-K dated November 16, 2011, is incorporated herein by reference.
	*10-a-1	The Company's 2001 Long-Term Incentives Plan, as amended, filed as Exhibit 10-a-9 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
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

*10-b-2	Form of Stock Option Agreement under the Company's Directors Stock Plan, filed as Exhibit 10-b-2 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-b-3	Form of Restricted Stock Agreement under the Company's Directors Stock Plan, filed as Exhibit 10-b-3 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-c-1	Compensation Recovery Policy acknowledgment and agreement filed as Exhibit 10-c-1 to the Company's Form 10-Q for the quarter ended December 31, 2012, is incorporated herein by reference.
*10-d-1	The Company's Incentive Compensation Plan, as amended, filed as Exhibit 10-d-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-f-1	The Company's Deferred Compensation Plan, as amended, filed as Exhibit 10-f-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-f-2	The Company's 2005 Deferred Compensation Plan, as amended and restated, filed as Exhibit 10-f-3 to the company's Form 10-K for year ended September 30, 2010, is incorporated herein by reference.
*10-g-1	The Company's Non-Qualified Savings Plan, as amended, filed as Exhibit 10-g-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-g-2	The Company's 2005 Non-Qualified Retirement Savings Plan, as amended, filed as Exhibit 10-g-3 to the Company's Form 10-Q for quarter ended December 31, 2010, is incorporated herein by reference.
*10-h-1	The Company's 2005 Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-1 to the Company's Form 10-Q for quarter ended June 30, 2012, is incorporated herein by reference.
*10-h-2	The Company's Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-3 to the Company's Form 10-K for the year ended September 30, 2008, is incorporated herein by reference.
*10-i-1	The Company's Master Trust, as amended, filed as Exhibit 10-i-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
10-k-1
Distribution Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company's Form 8-K dated July 11, 2001, is incorporated herein by reference.

10-l-1
Employee Matters Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company's Form 8-K dated July 11, 2001, is incorporated herein by reference.

10-m-1
Tax Allocation Agreement dated as of June 29, 2001 by and between Rockwell International Corporation and the Company, filed as Exhibit 2.3 to the Company's Form 8-K dated July 11, 2001, is incorporated herein by reference.

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

10-o-2
Bridge Credit Agreement dated as of September 24, 2013 among us, the Lenders listed therein, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndications Agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents and Citigroup Global Markets Inc., as Sole Lead Arranger and sole Bookrunner, filed as Exhibit 10.1 to the Company's Form 8-K dated September 24, 2013, is incorporated herein by reference.

10-o-3
Five-Year Credit Agreement dated as of September 24, 2013 among us, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Credit Agricole Corporate & Investment Bank, Mizuho Bank Ltd., The Bank of New York Mellon, U.S. Bank National Association and Wells Fargo Bank, N.A., as Co-Documentation Agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Bookrunners, filed as Exhibit 10.2 to the Company's Form 8-K dated September 24, 2013, is incorporated herein by reference.

10-o-4
364-Day Credit Agreement dated as of September 24, 2013 among us, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A. Credit Agricole Corporate & Investment Bank, Mizuho Bank (USA), The Bank of New York Mellon, U.S. Bank National Association and Wells Fargo Bank, N.A., as Co-Documentation Agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Bookrunners, filed as Exhibit 10.3 to the Company's Form 8-K dated September 24, 2013, is incorporated herein by reference.

*10-p-1	Transition and Consulting Agreement between the Company and Clayton M. Jones dated July 31, 2013.
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

*10-s-1	Non-Employee Directors' Compensation Summary, filed as Exhibit 10-s-1 to the Company's Form 10-Q for quarter ended June 30, 2013, is incorporated herein by reference.
10-s-2	Letter agreement between the Company and Donald R. Beall dated March 19, 2008, filed as Exhibit 10-s-2 to the Company's Form 10-Q for quarter ended March 31, 2008, is incorporated herein by reference.
10-t-1
Agreement and Plan of Merger, dated as of August 10, 2013, by and among Rockwell Collins, Inc., Avatar Merger Sub, Inc., Radio Holdings, Inc. and TC Group IV Managing GP, L.L.C., filed as Exhibit 99.1 to the Company's Form 8-K dated August 10, 2013, is incorporated herein by reference.

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
Gary R. Chadick Senior Vice President, General Counsel and Secretary

Dated: November 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of November 2013 by the following persons on behalf of the registrant and in the capacities indicated.

	/s/ ROBERT K. ORTBERG	Chief Executive Officer and President, Director (principal executive officer)
Robert K. Ortberg
	ANTHONY J. CARBONE*	Director
	CHRIS A. DAVIS*	Director
	RALPH E. EBERHART*	Director
	JOHN A. EDWARDSON*	Director
	CLAYTON M. JONES*	Non-Executive Chairman of the Board
	DAVID LILLEY*	Director
	ANDREW J. POLICANO*	Director
	CHERYL L. SHAVERS*	Director
	JEFFREY L. TURNER*	Director

	/s/ PATRICK E. ALLEN	Senior Vice President and Chief Financial Officer (principal financial officer)
Patrick E. Allen
	/s/ TATUM J. BUSE	Vice President, Finance and Controller (principal accounting officer)
Tatum J. Buse
*By	/s/ GARY R. CHADICK
Gary R. Chadick, Attorney-in-fact**

** By authority of the powers of attorney filed herewith.

S-1

EXHIBIT INDEX

Exhibit Number	Description

*10-n-2	Schedule identifying executives of the Company who are party to a Change of Control Agreement.

*10-p-1	Transition and Consulting Agreement between the Company and Clayton M. Jones dated July 31, 2013.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Management contract or compensatory plan or arrangement

S-2