Form 10-Q
period 2013-12-31
ROCKWELL COLLINS INC
filed 2014-01-22
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

135,416,844 shares of the registrant's Common Stock were outstanding on January 15, 2014.

ROCKWELL COLLINS, INC.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited; in millions, except per share amounts)

	December 31,	September 30,
	2013	2013
ASSETS
Current Assets:
Cash and cash equivalents	$439	$391
Receivables, net	1,107	1,058
Inventories, net	1,601	1,518
Current deferred income taxes	16	19
Building held for sale	78	—
Business held for sale	74	17
Other current assets	114	91
Total current assets	3,429	3,094

Property	842	773
Goodwill	1,828	779
Intangible Assets	675	288
Long-term Deferred Income Taxes	84	245
Other Assets	235	221
TOTAL ASSETS	$7,093	$5,400
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$917	$436
Accounts payable	442	463
Compensation and benefits	207	293
Advance payments from customers	385	324
Accrued customer incentives	185	184
Product warranty costs	116	121
Liability related to building held for sale	78	—
Liabilities associated with business held for sale	9	4
Other current liabilities	147	156
Total current liabilities	2,486	1,981

Long-term Debt, Net	1,658	563
Retirement Benefits	1,023	1,078
Other Liabilities	196	155

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,464	1,469
Retained earnings	4,255	4,163
Accumulated other comprehensive loss	(1,275)	(1,287)
Common stock in treasury, at cost (shares held: December 31, 2013, 48.5; September 30, 2013, 48.7)	(2,721)	(2,729)
Total shareowners’ equity	1,725	1,618
Noncontrolling interest	5	5
Total equity	1,730	1,623
TOTAL LIABILITIES AND EQUITY	$7,093	$5,400
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	December 31
	2013	2012
Sales	$1,071	$1,062

Costs, expenses and other:
Cost of sales	756	750
Selling, general and administrative expenses	136	124
Interest expense	12	6
Other income, net	(13)	(6)
Total costs, expenses and other	891	874

Income from continuing operations before income taxes	180	188
Income tax expense	49	56
Income from continuing operations	131	132

Income from discontinued operations, net of taxes	—	—

Net income	$131	$132

Earnings per share:
Basic
Continuing operations	$0.97	$0.95
Discontinued operations	—	—
Basic earnings per share	$0.97	$0.95

Diluted
Continuing operations	$0.96	$0.94
Discontinued operations	—	—
Diluted earnings per share	$0.96	$0.94

Weighted average common shares:
Basic	135.2	139.4
Diluted	136.7	140.7

Cash dividends per share	$0.30	$0.30

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended
	December 31
	2013	2012
Net income	$131	$132
Unrealized foreign currency translation adjustments	1	—
Pension and other retirement benefits adjustments (net of taxes for the three months ended December 31, 2013 and 2012 of $5 and $6, respectively)	9	11
Cash flow hedge adjustments (net of taxes for the three months ended December 31, 2013 and 2012 of $(1) and $0, respectively)	2	(2)
Comprehensive income	$143	$141

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	December 31
	2013	2012
Operating Activities:
Net income	$131	$132
Adjustments to arrive at cash provided by operating activities:
Gain on sale of business	(10)	—
Depreciation	32	30
Amortization of intangible assets and pre-production engineering costs	13	13
Stock-based compensation expense	5	6
Compensation and benefits paid in common stock	12	18
Excess tax benefit from stock-based compensation	(2)	(1)
Deferred income taxes	7	7
Pension plan contributions	(57)	(57)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	81	67
Production inventory	(49)	(45)
Pre-production engineering costs	(49)	(41)
Accounts payable	(45)	(64)
Compensation and benefits	(112)	(50)
Advance payments from customers	5	34
Accrued customer incentives	1	(2)
Product warranty costs	(5)	(5)
Income taxes	(6)	36
Other assets and liabilities	10	(15)
Cash (Used for) Provided by Operating Activities	(38)	63

Investing Activities:
Acquisition of business, net of cash acquired	(1,420)	—
Property additions	(38)	(40)
Proceeds from business divestitures	24	—
Cash (Used for) Investing Activities	(1,434)	(40)

Financing Activities:
Purchases of treasury stock	(22)	(336)
Cash dividends	(41)	(42)
Proceeds from short-term commercial paper borrowings, net	682	345
Repayment of debt	(200)	—
Net proceeds from long-term debt issuance	1,089	—
Proceeds from the exercise of stock options	7	7
Excess tax benefit from stock-based compensation	2	1
Cash Provided by (Used for) Financing Activities	1,517	(25)

Effect of exchange rate changes on cash and cash equivalents	3	4

Net Change in Cash and Cash Equivalents	48	2
Cash and Cash Equivalents at Beginning of Period	391	335
Cash and Cash Equivalents at End of Period	$439	$337

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business Description and Basis of Presentation

Rockwell Collins, Inc. (the Company or Rockwell Collins) designs, produces and supports communications and aviation electronics for commercial and military customers and provides voice and data communication networks and solutions worldwide.

The Company operates on a 52/53 week fiscal year with quarters ending on the Friday closest to the last day of the calendar quarter. For ease of presentation, December 31 and September 30 are utilized consistently throughout these financial statements and notes to represent the period end date.

The Company has one consolidated subsidiary with income attributable to a noncontrolling interest. The net income and comprehensive income attributable to the noncontrolling interest is insignificant.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

As discussed in Note 4, Discontinued Operations and Divestitures, the Company intends to divest the Aerospace Systems Engineering and Support (ASES) business, which was acquired as part of the ARINC Incorporated (ARINC) transaction. As such, this business is classified as held for sale and has been accounted for as a discontinued operation for all periods presented. Unless otherwise noted, disclosures pertain to the Company's continuing operations.

2.	Recently Issued Accounting Standards

In February 2013 the Financial Accounting Standards Board (FASB) issued amended guidance which requires entities to provide details about the amounts reclassified out of accumulated other comprehensive income (AOCI) by component. In addition, entities must disclose the income statement line items affected for significant items reclassified out of AOCI to net income in their entirety. The amendment became effective for the Company in the first quarter of 2014 and is required to be applied prospectively. There was no impact to the Company's financial position, results of operations, or cash flows; the Company did, however, include additional disclosures as required by the new pronouncement, as shown in Note 13.

3.	Acquisitions

On December 23, 2013, the Company acquired 100 percent of the outstanding common stock and voting interests of ARINC, a leading global provider of air-to-ground data and voice communication services for the commercial and business aviation industries. In addition, ARINC provides communication and information processing solutions to customers in the rail and industrial security markets. Combining ARINC’s communication networks and services with the Company’s onboard aircraft information systems will strengthen the Company’s ability to deliver efficiency and enhanced connectivity to aircraft operators worldwide.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The ARINC purchase price was $1.42 billion, net of cash acquired. The purchase price is subject to post-closing adjustments for potential changes in working capital and other items. As discussed in Note 10, the Company used proceeds from the issuance of long-term debt and commercial paper to finance the cash purchase price. The following table, which is preliminary and is subject to change, summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date.

(in millions)	December 23, 2013
Restricted Cash(1)	$61
Receivables and Other current assets	154
Assets held-for-sale	152
Property	73
Intangible Assets	390
Other Assets	7
Total Identifiable Assets Acquired	837
Payable to ARINC option holders(1)	(61)
Current Liabilities	(114)
Liabilities held-for-sale	(87)
Long-term deferred income taxes	(159)
Retirement Benefits and Other Long-term Liabilities	(45)
Total Liabilities Assumed	(466)
Net Identifiable Assets Acquired, excluding Goodwill	371
Goodwill	1,049
Net Assets Acquired	$1,420

(1) Option-holders of ARINC were due approximately $61 million at the transaction closing date. This payment did not clear until December 24, 2013. Therefore the opening balance sheet, which is prepared as of December 23, 2013, includes restricted cash of $61 million and a current liability payable to the ARINC option holders for an equal amount.
The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as allowed by FASB Accounting Standards Codification Topic 805, Business Combinations (ASC 805). The size and breadth of the ARINC acquisition necessitates use of the measurement period to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date including the significant contractual and operational factors used in determining the fair values of intangible assets, the assumptions made for certain reserves, purchase price adjustments and the related tax impacts of any changes made. Any potential adjustments could be material to the preliminary values presented above.
Assets held-for-sale and Liabilities held-for sale include amounts related to ASES, which the Company intends to divest, as detailed in Note 4, and real estate that ARINC contributed to its pension plan that the Company also intends to sell, as detailed in Note 7.
The preliminary purchase price allocation resulted in the recognition of $1.049 billion of goodwill, none of which is expected to be deductible for tax purposes. All of the goodwill is included in the Company’s new Information Management Services segment. The goodwill is a result of revenue synergy opportunities generated by the combination of the Company’s aviation electronics and flight services business with ARINC’s network communication solutions and cost synergies resulting from the consolidation of selected corporate and administrative functions. Goodwill also results from the workforce acquired with the business. See Note 22 for additional information relating to the new Information Management Services segment.
ARINC's sales and net income included in the Company’s operating results for the three months ended December 31, 2013 were $6 million and $1 million, respectively. This represents a partial week of activity from the date of acquisition through the end of the Company's first quarter. During the three months ended December 31, 2013, the

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company incurred transaction costs related to the acquisition of $15 million. Of this amount, $12 million are recorded within Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. The remaining $3 million is recorded within Interest expense and relates to fees incurred in connection with the bridge credit agreement which was entered into in September 2013 to support the financing of the ARINC acquisition.
Presentation of pro-forma financial results relating to the ARINC acquisition is temporarily impracticable without undue cost or effort due to the transaction closing date of December 23, 2013 falling so near to the last day of the Company’s first quarter reporting date. Supplemental pro-forma financial results are therefore not included. The Company expects to include supplemental pro-forma information in the Form 10-Q for the period ending March 31, 2014.

4.	Discontinued Operations and Divestitures

The Company intends to divest ARINC's ASES business, which provides military aircraft integration and modifications, maintenance, and logistics and support, in order to align with the Company's long-term primary business strategies. The operating results of ASES are included in discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. At December 31, 2013, the Company has classified $74 million of assets related to ASES as a business held-for-sale within current assets and $9 million of liabilities related to ASES as a business held-for-sale within current liabilities on the Condensed Consolidated Statement of Financial Position.

On November 22, 2013, the Company sold its subsidiary, Kaiser Optical Systems, Inc. (KOSI), a supplier of spectrographic instrumentation and applied holographic technology, to Endress+Hauser. The sale price, after post-closing adjustments for changes in working capital, was $23 million. This resulted in a pretax gain of $10 million, which was included in Other income during the three months ended December 31, 2013. The divestiture of this business is part of an overall strategy for the Company to focus on growth opportunities in its addressed markets. As part of the divestiture agreement, the Company entered into a long-term supply agreement with the buyer that allows the Company to continue purchasing certain products from KOSI after completion of the sale. As a result of this continuing involvement, the KOSI divestiture did not qualify for classification as a discontinued operation. As of September 30, 2013, the KOSI business was classified within current assets and current liabilities as a business held-for-sale.

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	December 31, 2013	September 30, 2013
Billed	$817	$823
Unbilled	477	432
Less progress payments	(176)	(188)
Total	1,118	1,067
Less allowance for doubtful accounts	(11)	(9)
Receivables, net	$1,107	$1,058

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included within Other Assets. Total receivables due from the U.S. Government including the Department of Defense and other government agencies, both directly and indirectly through subcontracts, were $283 million and $312 million at December 31, 2013 and September 30, 2013, respectively. U.S. Government unbilled receivables, net of progress payments, were $109 million and $97 million at December 31, 2013 and September 30, 2013, respectively. Accounts receivable due from equity affiliates were $46 million and $52 million at December 31, 2013 and September 30, 2013, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	December 31, 2013	September 30, 2013
Finished goods	$203	$181
Work in process	275	273
Raw materials, parts and supplies	378	358
Less progress payments	(12)	(8)
Total	844	804
Pre-production engineering costs	757	714
Inventories, net	$1,601	$1,518

The Company defers certain pre-production engineering costs during the development phase of a program in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. These costs are deferred to the extent of the contractual guarantees and are amortized over their estimated useful lives using a units-of-delivery method, up to 15 years. This amortization expense is included as a component of cost of sales. Amortization is based on the Company’s expectation of delivery rates on a program-by-program basis and begins when the Company starts recognizing revenue as the Company delivers equipment for the program. The estimated useful life is limited to the amount of time the Company is virtually assured to earn revenues through a contractually enforceable right included in long-term supply arrangements with the Company’s customers. Pre-production engineering costs incurred pursuant to supply arrangements that do not contain contractual guarantees for reimbursement are expensed as incurred.

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter
Anticipated amortization expense for pre-production engineering costs	$39	$53	$74	$87	$98	$412

Amortization expense for pre-production engineering costs for the three months ended December 31, 2013 and 2012 was $6 million and $5 million, respectively. As of December 31, 2013, the weighted average amortization period remaining for pre-production engineering costs included in inventory was approximately 9 years.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Property and Building Held For Sale

Property
Property is summarized as follows:

(in millions)	December 31, 2013	September 30, 2013
Land	$18	$10
Buildings and improvements	405	388
Machinery and equipment	1,125	1,066
Information systems software and hardware	348	344
Furniture and fixtures	66	65
Construction in progress	127	101
Total	2,089	1,974
Less accumulated depreciation	(1,247)	(1,201)
Property	$842	$773

Building Held For Sale
In connection with the acquisition of ARINC, the Company classified $78 million of acquired real estate assets as Building held for sale on the Condensed Consolidated Statement of Financial Position as of December 31, 2013. The Company also recorded a $78 million liability related to the building held for sale on the Condensed Consolidated Statement of Financial Position as of December 31, 2013.
In November of 2004, ARINC obtained approval from the Department of Labor to contribute these real estate assets to their defined benefit pension plan. In connection with this transaction, ARINC entered into a simultaneous agreement to leaseback the contributed facilities for a period of twenty years, through November 1, 2024. As a result of the related party elements of the transaction, no sale or gain was recognized when ARINC contributed the real estate to its pension plan. Instead, ARINC recognized a deferred gain liability equal to the fair value of the contributed real estate. The increase in deferred gain liability was offset by an equal reduction to pension plan liabilities to recognize the fair value of the contributed real estate in the funded status of the pension plan.
The Building held for sale is comprised of the land and buildings of the ARINC corporate headquarters, located in Annapolis, Maryland. The real estate assets are currently being marketed for sale and the Company's pension trustee expects to complete a sale to a third party within the next twelve months. As previously noted, the real estate assets are subject to a leaseback arrangement. The related liability includes future rental payment obligations under the leaseback agreement. After the real estate is sold, the Company intends to continue leasing the Annapolis, Maryland facilities from the new owner.
In connection with the Company’s recent acquisition of ARINC, these assets and the related liability have been recorded at their estimated fair value of $78 million. The funded status of the pension plan also reflects the estimated fair value of $78 million as discussed in Note 11, Retirement Benefits. As these assets are held for sale, both the property and the related liability have been classified as current.
The related liability will be amortized through 2024 as facility rents are paid, or until the building is sold, in accordance with the terms of the non-cancelable facility leaseback. The future aggregate minimum payments that the Company is obligated to make under the facility leaseback total $78 million, as shown below:

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	Payments due by fiscal year
2014 (1)	$4
2015	6
2016	7
2017	7
2018	7
Thereafter	47
Total	$78
(1) Represents payments during the period between the December 23, 2013 acquisition date and September 30, 2014.
When the property is sold, the proceeds will be retained by the pension plan for investment and the held for sale asset and related liability will be removed from the Company’s balance sheet.

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Information Management Services	Total
Balance at September 30, 2013	$513	$266	$—	$779
ARINC acquisition	—	—	1,049	1,049
Reclassification from Commercial Systems to Information Management Services	—	(4)	4	—
Foreign currency translation adjustments and other	1	—	(1)	—
Balance at December 31, 2013	$514	$262	$1,052	$1,828

As a result of the ARINC acquisition, the Company recorded $1.049 billion of goodwill. The goodwill value is preliminary and subject to change. Beginning in the first quarter of 2014, the Company created a new Information Management Services segment. This segment combines the retained portion of the newly acquired ARINC business with the Company's existing flight services business, which had previously been included in the Commercial Systems segment. As a result of the reorganization of the Company's segments, goodwill from the Commercial Systems segment was allocated to the Information Management Services segment using a fair value allocation method.

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication goodwill or indefinite-lived intangibles are more-likely-than-not impaired, commonly referred to as triggering events. There have been no such triggering events during any of the periods presented.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets are summarized as follows:

	December 31, 2013			September 30, 2013
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$335	$(177)	$158	$222	$(175)	$47
Backlog	29	—	29	—	—	—
Customer relationships:
Acquired	304	(61)	243	89	(60)	29
Up-front sales incentives	245	(37)	208	241	(35)	206
License agreements	13	(8)	5	13	(8)	5
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	31	—	31	—	—	—
Intangible assets	$972	$(297)	$675	$580	$(292)	$288

As a result of the ARINC acquisition, the Company has preliminarily allocated $359 million to finite-lived intangible assets with a weighted average life of approximately 12 years and $31 million to indefinite-lived intangible assets. The Company has also preliminarily allocated $32 million of intangible assets to the ASES business. As of December 31, 2013, the intangible assets associated with ASES are classified within Business held for sale on the Condensed Consolidated Statement of Financial Position and are not reflected in the table above.
Rockwell Collins provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer relationship intangible asset and are amortized using a units-of-delivery method over the period the Company has received a contractually enforceable right related to the incentives, up to 15 years. Amortization is based on the Company’s expectation of delivery rates on a program-by-program basis. Amortization begins when the Company starts recognizing revenue as the Company delivers equipment for the program. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of December 31, 2013, the weighted average amortization period remaining for up-front sales incentives was approximately 10 years.
Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter
Anticipated amortization expense for up-front sales incentives	$11	$17	$21	$23	$28	$110
Anticipated amortization expense for intangibles acquired in ARINC acquisition	28	37	37	30	27	200
Anticipated amortization expense for all other intangible assets	18	16	12	12	6	18
Total	$57	$70	$70	$65	$61	$328
Amortization expense for intangible assets for the three months ended December 31, 2013 and 2012 was $7 million and $8 million, respectively.

The Company reviews Intangible Assets for impairment at least annually, or whenever potential indicators of impairment exist.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Other Assets

Other assets are summarized as follows:

(in millions)	December 31, 2013	September 30, 2013
Long-term receivables	$34	$32
Investments in equity affiliates	17	22
Exchange and rental assets (net of accumulated depreciation of $92 at December 31, 2013 and $91 at September 30, 2013)	57	55
Other	127	112
Other assets	$235	$221

Investments in Equity Affiliates
Investments in equity affiliates consist of six joint ventures, which are accounted for under the equity method. Under the equity method of accounting for investments, the Company’s proportionate share of the earnings or losses of its equity affiliates are included in Net income and classified as Other income, net in the Condensed Consolidated Statement of Operations.

As a result of the ARINC acquisition, the Company has a new joint venture, which is not significant. ADARI Aviation Technology Limited (ADARI) is a 50 percent owned joint venture with Aviation Data Communication Corporation Co, LTD. The share of earnings or losses of ADARI is included in the operating results of the Information Management Services segment.

The Company's remaining joint ventures are also 50 percent owned. For segment performance reporting purposes, Rockwell Collins’ share of earnings or losses of Visual Systems International, LLC. (VSI), Data Link Solutions LLC (DLS), Integrated Guidance Systems LLC (IGS) and Quest Flight Training Limited are included in the operating results of the Government Systems segment, while the share of earnings or losses of AVIC Leihua Rockwell Collins Avionics Company (ALRAC) are included in the operating results of the Commercial Systems segment.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $38 million and $33 million for the three months ended December 31, 2013 and 2012, respectively. The deferred portion of profit generated from sales to equity affiliates was $1 million at December 31, 2013 and $1 million at September 30, 2013.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $2 million and $2 million for the years ended December 31, 2013 and 2012, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Debt

Short-term Debt
Short-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	December 31, 2013	September 30, 2013
Short-term commercial paper borrowings	$917	$235
Current portion of long-term debt	—	200
Current portion of fair value swap adjustment (Notes 16 and 17)	—	1
Short-term debt	$917	$436

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1.2 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. The commercial paper program is supported by the Company's five-year $1.0 billion revolving credit facility and a 364-day $200 million revolving credit facility. At December 31, 2013, short-term commercial paper borrowings outstanding were $917 million with a weighted-average interest rate and maturity period of 0.28 percent and 20 days, respectively. At September 30, 2013, short-term commercial paper borrowings outstanding were $235 million with a weighted-average interest rate and maturity period of 0.18 percent and 15 days, respectively.

Revolving Credit Facilities
On September 24, 2013, the Company entered into new credit agreements to ensure adequate commercial paper borrowing capacity in anticipation of the Company's pending ARINC acquisition and to meet other short-term cash requirements. The Company closed on these new revolving credit facilities on December 23, 2013, concurrent with the ARINC acquisition closing date. These new credit facilities consist of a five-year $1.0 billion credit facility that expires in December 2018 and a 364-day $200 million credit facility that expires in December 2014. These agreements replace the prior $850 million revolving credit facility that was terminated concurrently upon the closing of the new agreements. The credit facilities include one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans. The ratio was 46 percent as of December 31, 2013. The credit facilities also contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under these credit facilities bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At December 31, 2013 and September 30, 2013, there were no outstanding borrowings under either revolving credit facility.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $58 million as of December 31, 2013, of which $18 million was utilized to support commitments in the form of commercial letters of credit. At
December 31, 2013 and September 30, 2013, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At December 31, 2013 and September 30, 2013, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

Bridge Credit Agreement
On December 16, 2013, the Company terminated the $900 million 364-day senior unsecured bridge term loan credit agreement it had previously entered into on September 24, 2013. There were no outstanding borrowings under this agreement. The termination coincided with the receipt of net proceeds from the Company's long-term debt issuance. As a result of that long-term debt issuance, the Company no longer required the bridge credit agreement as a potential financing source for the ARINC acquisition.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current Portion of Long-term Debt
On November 20, 2003, the Company issued $200 million of 4.75 percent fixed rate unsecured debt due
December 1, 2013 (the 2013 Notes). At the time of the debt issuance, the Company entered into interest rate swap contracts which effectively converted $100 million of the 2013 Notes to floating rate debt based on six-month LIBOR less 0.075 percent. See Notes 16 and 17 for additional information relating to the interest rate swap contracts. The 2013 Notes matured on December 1, 2013. The Company initially repaid the 2013 Notes using commercial paper borrowing proceeds, and then subsequently refinanced the amounts borrowed using a portion of the proceeds from the new long-term debt issued on December 16, 2013, which is discussed in further detail below.

New Long-term Debt Issuances
On December 16, 2013, the Company issued $300 million of floating rate unsecured debt due December 15, 2016 (the 2016 Notes). The 2016 Notes bear annual interest at a rate equal to three-month LIBOR plus 0.350 percent. As of December 31, 2013 the quarterly interest rate was 0.59 percent. The rate resets quarterly. The net proceeds to the Company from the 2016 Notes, after deducting $1 million of debt issuance costs, were $299 million.

On December 16, 2013, the Company issued $400 million of 3.70 percent fixed rate unsecured debt due December 15, 2023 (the 2023 Notes). The net proceeds to the Company from the 2023 Notes, after deducting a $1 million discount and $3 million of debt issuance costs were $396 million.

On December 16, 2013, the Company issued $400 million of 4.80 percent fixed rate unsecured debt due December 15, 2043 (the 2043 Notes). The net proceeds to the Company from the 2043 Notes, after deducting a $2 million discount and $4 million of debt issuance costs were $394 million.

The net proceeds after discounts and debt issuance costs from the December 16, 2013 debt issuance totaled $1,089 million. Approximately $900 million was used to finance the ARINC acquisition and approximately $200 million was used to refinance the 2013 Notes that matured on December 1, 2013. The remaining $520 million of the ARINC purchase price was funded using commercial paper proceeds.

Other Long-term Debt
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

The 2043, 2023, 2021, 2019 and 2016 Notes are included in the Condensed Consolidated Statement of Financial Position net of any unamortized discount within the caption Long-term Debt, Net. The debt issuance costs are capitalized within Other Assets on the Condensed Consolidated Statement of Financial Position. The debt issuance costs and any discounts are amortized over the life of the debt and recorded in Interest expense.

The 2043, 2023, 2021, 2019 and 2016 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at December 31, 2013 and September 30, 2013.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	December 31, 2013	September 30, 2013
Principal amount of 2043 Notes, net of discount	$398	$—
Principal amount of 2023 Notes, net of discount	399	—
Principal amount of 2021 Notes, net of discount	249	249
Principal amount of 2019 Notes, net of discount	299	299
Principal amount of 2016 Notes	300	—
Principal amount of 2013 Notes	—	200
Fair value swap adjustment (Notes 16 and 17)	13	16
Total	$1,658	$764
Less current portion	—	201
Long-term debt, net	$1,658	$563

Interest paid on debt for the three months ended December 31, 2013 and 2012 was $8 million and $7 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement. In connection with the acquisition of ARINC, the Company assumed pension and postretirement employment benefits obligations of $4 million and $8 million, respectively. As the acquisition closed near the end of the Company's first fiscal reporting period, there is no pension or other retirement benefits expense related to ARINC in the tables below.

Pension Benefits
The components of expense for Pension Benefits for the three months ended December 31, 2013 and 2012 are as follows:

	Three Months Ended
	December 31
(in millions)	2013	2012
Service cost	$2	$2
Interest cost	40	35
Expected return on plan assets	(53)	(51)
Amortization:
Prior service credit	(3)	(4)
Net actuarial loss	17	20
Net benefit expense	$3	$2

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Retirement Benefits
The components of expense for Other Retirement Benefits for the three months ended December 31, 2013 and 2012 are as follows:

	Three Months Ended
	December 31
(in millions)	2013	2012
Service cost	$—	$1
Interest cost	2	2
Amortization:
Prior service credit	(2)	(2)
Net actuarial loss	2	3
Net benefit expense	$2	$4

ARINC Pension Plan
ARINC sponsors two primary pension sub-plans: one for union employees and one for non-union employees.

Effective April 1, 2006, ARINC froze the majority of its pension plans for employees not covered by bargaining unit agreements. As such, most of the non-union participants in the ARINC pension plans are no longer accruing contribution credits. The plans generally allow for employees who retire, or terminate to elect to receive their pension benefits in a lump sum and certain existing participants in the plan continue to earn vesting rights and accrue interest on their account balance at rates established by the plan.

The ARINC pension plans were remeasured as of the acquisition date. ARINC's projected benefit obligation for pensions at December 23, 2013 was $274 million and was calculated using a discount rate of 4.89 percent. The fair value of ARINC's pension plan assets at December 23, 2013 were $270 million. Therefore, the funded status of the ARINC pension as of the December 23, 2013 acquisition date was a $4 million deficit. This net pension benefit obligation is included within Retirement benefits as a liability on the Company's Condensed Consolidated Statement of Financial Position at December 31, 2013.

Included in ARINC's pension plan assets at December 23, 2013 was $78 million of real estate that ARINC contributed to its pension plan in 2004 under a Department of Labor approved transaction. The details of this transaction are further discussed in Note 7, Property. Refer also to Note 7 for additional discussion on the plans of the Company's pension trustee to sell the real estate to an independent third party. When the property is sold, the proceeds will be retained by the ARINC pension plan for future investment.

ARINC Other Retirement Benefits
ARINC also provides postretirement health coverage for many of their current and former employees and postretirement life insurance benefits for certain retirees. These benefits vary by employment status, age, service, and salary level at retirement.

The postretirement welfare plan was also remeasured as of the acquisition date. ARINC's postretirement plan obligation as of December 23, 2013 was $8 million and was calculated using a discount rate of 4.89 percent. There are no assets for this plan. The obligation is included within Retirement benefits as a liability on the Company's Condensed Consolidated Statement of Financial Position at December 31, 2013.

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2013, the Company voluntarily contributed $55 million to its U.S. qualified pension plan. There was no minimum statutory funding requirement for 2014 and the Company does not currently expect to make any additional discretionary contributions during fiscal year 2014. Furthermore, we are not required to make, and do not intend to make, any contributions to the ARINC pension plans during 2014. Any additional future contributions necessary to satisfy minimum statutory

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

funding requirements are dependent upon actual plan asset returns and interest rates. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $14 million in 2014. During the three months ended December 31, 2013 the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $2 million.

12.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended
	December 31
(in millions)	2013	2012
Stock-based compensation expense included in:
Cost of sales	$2	$2
Selling, general and administrative expenses	3	4
Total	$5	$6
Income tax benefit	$2	$2

The Company issued awards of equity instruments under the Company's various incentive plans for the three months ended December 31, 2013 and 2012 as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Three months ended December 31, 2013	530.5	$18.42	137.3	$70.97	58.4	$70.90
Three months ended December 31, 2012	870.8	12.44	198.9	54.37	63.3	54.39

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2014 based on the achievement of performance targets for fiscal years 2014 through 2016 is approximately 330,000.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2014 Grants	2013 Grants
Risk-free interest rate	0.3% - 3.0%	0.3% - 2.9%
Expected dividend yield	1.9%	2.0%
Expected volatility	28.0%	27.0%
Expected life	7 years	8 years

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee benefits Paid in Company Stock
During the three months ended December 31, 2013 and 2012, 0.2 million and 0.3 million shares, respectively, of the Company common stock were issued to employees under the Company's employee stock purchase and defined contribution savings plans at a value of $12 million and $18 million for the respective periods.

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	December 31
(in millions, except per share amounts)	2013	2012
Numerator for basic and diluted earnings per share:
Income from continuing operations	$131	$132
Income from discontinued operations, net of taxes	—	—
Net income	$131	$132
Denominator:
Denominator for basic earnings per share – weighted average common shares	135.2	139.4
Effect of dilutive securities:
Stock options	1.1	0.9
Performance shares, restricted stock and restricted stock units	0.4	0.4
Dilutive potential common shares	1.5	1.3
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	136.7	140.7
Earnings per share:
Basic
Continuing operations	$0.97	$0.95
Discontinued operations	—	—
Basic earnings per share	$0.97	$0.95
Diluted
Continuing operations	$0.96	$0.94
Discontinued operations	—	—
Diluted earnings per share	$0.96	$0.94

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.9 million and 1.4 million for the three months ended December 31, 2013 and 2012, respectively.

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's per share amount may not equal the total per share amount for the full year.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Other Comprehensive Loss

Changes in accumulated other comprehensive loss (AOCL), net of tax, by component for the three months ended December 31, 2013 are as follows:

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges (2)	Total
Balance at September 30, 2013	$12	$(1,293)	$(6)	$(1,287)
Other comprehensive income before reclassifications	1	—	1	2
Amounts reclassified from accumulated other comprehensive income	—	9	1	10
Net current period other comprehensive income	1	9	2	12
Balance at December 31, 2013	$13	$(1,284)	$(4)	$(1,275)

(1) Reclassifications from AOCL to net income, related to the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans, were $14 million ($9 million net of tax), for the quarter ended December 31, 2013. The reclassifications are included in the computation of net benefit expense. See Note 11, Retirement Benefits for additional details.

(2) Reclassifications from AOCL to net income related to cash flow hedges were not significant for the quarter ended December 31, 2013. The reclassifications are included in cost of sales and interest expense. See Note 17, Derivative Financial Instruments for additional details.

14.	Other Income, Net

Other income, net consists of the following:

	Three Months Ended
	December 31
(in millions)	2013	2012
Earnings from equity affiliates	$3	$5
Gain from business divestiture	10	—
Other	—	1
Other income, net	$13	$6

15.	Income Taxes

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

During the three months ended December 31, 2013 and 2012, the effective income tax rate from continuing operations was 27.2 percent and 29.8 percent, respectively. The lower effective income tax rate from continuing operations for the three months ended December 31, 2013, as compared to the same period of the prior year, was primarily due to the recognition of a tax benefit in the current period that related to the Extraterritorial Income Exclusions claimed in prior years, partially offset by the absence of the recognition of a tax benefit from net operating loss carryovers in the United Kingdom that occurred last year.

The Company's U.S. Federal income tax returns for the tax year ended September 30, 2009 and prior years have been audited by the IRS and are closed to further adjustments by the IRS. The IRS is currently auditing the Company's

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

historical tax returns for the years ended September 30, 2010 and 2011. ARINC is currently not under audit by the IRS for any open tax year and is cleared to further adjustments for all tax years ended December 31, 2009 and prior. The Company and ARINC are also currently under audit in various U.S. states and non-U.S. jurisdictions. The U.S. state and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company had net income tax payments of $49 million and $12 million during the three months ended December 2013 and 2012, respectively.

The Company has gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $67 million and $56 million as of December 31, 2013 and September 30, 2013, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $37 million and $34 million as of December 31, 2013 and September 30, 2013, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $28 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $6 million and $2 million as of December 31, 2013 and September 30, 2013, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations was $0 and $0 for the three months ended December 31, 2013 and 2012, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2013 are as follows:

		December 31, 2013	September 30, 2013
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$53	$49
Interest rate swap assets	Level 2	13	16
Forward starting interest rate swap liabilities	Level 2	—	(5)
Foreign currency forward exchange contract assets	Level 2	6	6
Foreign currency forward exchange contract liabilities	Level 2	(8)	(6)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during the three months ended December 31, 2013 or 2012.

The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	December 31, 2013		September 30, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$439	$439	$391	$391
Short-term debt:
2013 Notes	—	—	(200)	(201)
Commercial paper borrowings	(917)	(917)	(235)	(235)
Long-term debt	(1,645)	(1,677)	(548)	(586)

The fair value of cash and cash equivalents and the commercial paper portion of the short-term debt approximates their carrying value due to the short-term nature of the instruments. These items are within Level 1 of the fair value hierarchy. Fair value information for the 2013 Notes, which were classified as short-term debt at September 30, 2013, and fair value information for all long-term debt is within Level 2 of the fair value hierarchy. The fair value of these financial instruments were based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities and degree of risk. The carrying amount and fair value of short-term and long-term debt excludes the interest rate swaps fair value adjustment. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

17.	Derivative Financial Instruments

Interest Rate Swaps
The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In January 2010, the Company entered into two interest rate swap contracts (the 2019 Swaps) which expire on July 15, 2019 and effectively converted $150 million of the 2019 Notes to floating rate debt based on six-month LIBOR plus 1.235 percent. On November 20, 2003, the Company entered into two interest rate swap contracts (the 2013 Swaps) which expired on December 1, 2013 and effectively converted $100 million of the 2013 Notes to floating rate debt based on six-month LIBOR less 0.075 percent.

The Company designated the 2013 Swaps and 2019 Swaps (the Swaps) as fair value hedges. The 2013 Swaps matured on December 1, 2013, and accordingly have no fair value at December 31, 2013. At September 30, 2013, the 2013

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Swaps were recorded within Other current assets at a fair value of $1 million offset by a fair value adjustment to Short-term debt (Note 10) of $1 million. The 2019 Swaps are recorded within Other Assets at a fair value of $13 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $13 million at December 31, 2013. At September 30, 2013, the 2019 Swaps were recorded within Other Assets at a fair value of $15 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $15 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Forward Starting Interest Rate Swaps
In September 2013, the Company entered into forward starting interest rate swap agreements with combined notional values of $200 million to effectively lock in fixed interest rates on a portion of the long-term debt it incurred in December 2013 to refinance maturing debt and to fund the acquisition of ARINC. In October 2013, the Company entered into an additional $300 million notional value of forward starting interest rate swap agreements. These forward starting interest rate swaps were designated as cash flow hedges and were executed to hedge against the risk of potentially higher benchmark U.S. Treasury bond yields on long-term debt with maturities ranging from 2023 to 2043 and fixed interest rates ranging between 2.8150% and 3.8775%. The forward starting interest rate swaps were terminated in December 2013 concurrent with the Company's debt issuance. Upon termination, the forward starting swaps were valued at a net loss of $2 million. At December 31, 2013, the net loss was deferred within Accumulated other comprehensive losses on the Condensed Consolidated Statement of Financial Position and this amount will be amortized into Interest expense over the life of the corresponding debt.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of December 31, 2013 and September 30, 2013, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $340 million and $482 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The acquisition of ARINC had no significant impact on the Company's Foreign Currency Forward Exchange Contracts.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of December 31, 2013 and September 30, 2013 are as follows:

		Asset Derivatives
(in millions)	Classification	December 31, 2013	September 30, 2013
Foreign currency forward exchange contracts	Other current assets	$6	$6
Interest rate swaps	Other assets	13	15
Interest rate swaps	Other current assets	—	1
Total		$19	$22

		Liability Derivatives
(in millions)	Classification	December 31, 2013	September 30, 2013
Foreign currency forward exchange contracts	Other current liabilities	$8	$6
Forward starting interest rate swaps	Other current liabilities	—	5
Total		$8	$11

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of December 31, 2013 and September 30, 2013, there

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were no undesignated foreign currency forward exchange contracts classified within other current assets or other current liabilities.

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended December 31 is as follows:

		Amount of Gain (Loss)
		Three Months Ended
		December 31
(in millions)	Location of Gain (Loss)	2013	2012
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Interest rate swaps	Interest expense	2	2
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$(3)	$(2)
Amount of gain (loss) reclassified from AOCL into income	Cost of sales	(1)	—
Forward starting interest rate swaps:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	3	—

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three months ended December 31, 2013. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three months ended December 31, 2013.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of December 31, 2013. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $1 million of losses over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at December 31, 2013 was 79 months.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Three Months Ended
	December 31
(in millions)	2013	2012
Balance at beginning of year	$121	$126
Warranty costs incurred	(11)	(13)
Product warranty accrual	12	10
Changes in estimates for prior years	(6)	(2)
Balance at December 31	$116	$121

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of December 31, 2013, the outstanding loan balance was approximately $4 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of December 31, 2013, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at December 31, 2013 were $272 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

Indemnifications
The Company enters into indemnifications with lenders, counterparties in transactions such as administration of employee benefit plans, for the benefit of customers for the work of subcontractors and other customary indemnifications with third parties in the normal course of business. The following are other than customary indemnifications based on the judgment of management.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of December 31, 2013, the Company is involved in the investigation or remediation of ten sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for nine of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. Environmental reserves for this site were $6 million and $6 million as of December 31, 2013 and September 30, 2013, respectively, which represents management’s best estimate of the probable future cost for this site.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Restructuring and Asset Impairment Charges, Net

During the year ended September 30, 2012, the Company recorded restructuring and asset impairment charges, net totaling $58 million. Included in this charge was $35 million related to employee severance costs, primarily resulting from decisions to realign the Company's European organizational structure to better position the business for long-term growth and to adjust the size of the workforce in anticipation of the sequestration impacts on the U.S. defense budgets. Through December 31, 2013, the Company has made cash severance payments of approximately $25 million. As of December 31, 2013, $10 million of employee separation costs related to the 2012 action remains to be paid in future periods.

In September 2011, the Company recorded restructuring charges totaling $27 million. This amount was primarily comprised of non-cash asset impairment charges of $11 million, employee separation costs of $7 million, and $9 million of other costs, primarily attributable to a lease termination. The charges related to decisions to implement certain business realignment and facility rationalization actions in response to global economic factors that negatively impacted the Company's Government Systems segment. All of the employee separation costs related to the 2011 restructuring action were paid in prior years. During the three months ended December 31, 2013, the last lease termination payment of $1 million was made and completed the 2011 restructuring action.

22.	Business Segment Information

The sales and results of continuing operations of the Company's operating segments are summarized as follows:

	Three Months Ended
	December 31
(in millions)	2013	2012
Sales:
Government Systems	$532	$546
Commercial Systems	521	506
Information Management Services	18	10
Total sales	$1,071	$1,062

Segment operating earnings:
Government Systems	$101	$107
Commercial Systems	111	105
Information Management Services	2	1
Total segment operating earnings	214	213

Interest expense(1)	(12)	(6)
Stock-based compensation	(5)	(6)
General corporate, net	(15)	(13)
Gain on divestiture of business	10	—
ARINC transaction costs(1)	(12)	—

Income from continuing operations before income taxes	180	188
Income tax expense	(49)	(56)
Income from continuing operations	$131	$132

(1) During the three months ended December 31, 2013, the Company incurred $3 million of bridge facility fees related to the acquisition of ARINC. These costs are included in Interest expense; therefore total transaction costs related to the acquisition of ARINC during the period were $15 million. At December 31, 2013, $12 million of transaction costs were unpaid and included in Accounts payable on the Condensed Consolidated Statement of Financial Position.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Beginning in the first quarter of 2014, the Company created a new Information Management Services segment. This segment combines the retained portion of the newly acquired ARINC business with the Company's existing flight services business, which had previously been included in the Commercial Systems segment. Prior period results of the Commercial Systems and Information Management Services segments have been revised to conform to the current year presentation.

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

The following table summarizes sales by product category for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31
(in millions)	2013	2012
Government Systems product categories:
Avionics	$317	$315
Communication products	118	133
Surface solutions	58	50
Navigation products	39	48
Government Systems sales	532	546

Commercial Systems product categories:
Air transport aviation electronics	304	279
Business and regional aviation electronics	217	227
Commercial Systems sales	521	506

Information Management Services sales	18	10

Total sales	$1,071	$1,062

Product category sales for Government Systems are delineated based upon differences in the underlying product technologies and markets served.

The air transport and business and regional aviation electronics product categories in Commercial Systems are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three months ended December 31, 2013 and 2012, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $19 million and $27 million, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND OUTLOOK
We have a diversified and balanced business, serving both commercial and government markets. Total revenues increased 1 percent during the first quarter of fiscal year 2014 as increased revenues in Commercial Systems and incremental sales from the ARINC acquisition were mostly offset by a 3 percent reduction within the Government Systems business. During the quarter, we increased earnings per share 2 percent and maintained total segment operating margins at 20 percent of revenue.

On December 23, 2013, we completed our acquisition of ARINC Incorporated (ARINC) for approximately $1.42 billion. The acquisition of ARINC was funded through a combination of new long-term debt issuances and commercial paper borrowings. In connection with this acquisition, a new Information Management Services business segment was formed. This new segment combines ARINC with the Company's flight services business. The flight services business was previously included in the Commercial Systems segment and has now been reclassified to the Information Management Services segment. Prior period results of the Commercial Systems and Information Management Services segments have been revised to conform to the current year presentation. We have updated our fiscal year 2014 guidance to include ARINC.

In December 2013, Congress passed and the President signed into law the Murray-Ryan Bipartisan Budget Act (BBA) of 2013, raising government discretionary spending limits for fiscal years 2014 and 2015. The overall impact of the BBA on our current year results is expected to be modestly favorable. As reflected in our updated fiscal year 2014 guidance, we have adjusted our sales estimates for Government Systems and now expect revenue to be down mid-single digits, as compared to our initial guidance of being down mid-to-high single digits.

While the BBA reduces short-run uncertainty, the long-term uncertainty surrounding defense spending could have a material adverse effect on our Company and the defense industry in general. We remain confident that our product offerings are well positioned to meet the needs of our government customers in this uncertain environment and we continue to enhance our international strategies and make proactive adjustments to our cost structure as necessary.

The following table is an updated summary of our fiscal year 2014 guidance, which now includes the acquisition of ARINC and reflects an improved outlook for our Government Systems business:

•	total sales in the range of $4.95 billion to $5.05 billion (from $4.5 billion to $4.6 billion)

•	diluted earnings per share from continuing operations in the range of $4.35 to $4.55 (from $4.30 to $4.50)

•	cash provided by operating activities in the range of $600 million to $700 million (from $550 million to $650 million)

•	capital expenditures of about $160 million (from about $140 million)

•	total research and development investment of about $950 million (1)

(1) Total research and development (R&D) investment is comprised of company and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory.

RESULTS OF OPERATIONS

The following management discussion and analysis is based on reported financial results for the three months ended December 31, 2013 and 2012 and should be read in conjunction with our condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, we intend to divest ARINC's Aerospace Systems Engineering and Support division and therefore, this business has been accounted for as a discontinued operation for all periods presented. Unless otherwise noted, disclosures pertain to our continuing operations.

Three Months Ended December 31, 2013 and 2012

Sales

	Three Months Ended
	December 31
(in millions)	2013	2012
Total sales	$1,071	$1,062
Percent increase	1%

Total sales increased $9 million, or 1 percent, as a $15 million increase in Commercial Systems sales and an $8 million increase in Information Management Services sales, including incremental revenue from the December 2013 acquisition of ARINC of $6 million, were mostly offset by a $14 million reduction in Government Systems sales. Refer to the Government Systems, Commercial Systems, and Information Management Services Financial Results sections below for a detailed discussion of sales in the first fiscal quarter of 2014 compared to the same period last year.

Cost of Sales

	Three Months Ended
	December 31
(in millions)	2013	2012
Total cost of sales	$756	$750
Percent of total sales	70.6%	70.6%

Cost of sales consists of all costs incurred to design and manufacture our products and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Total cost of sales increased $6 million, or 1 percent, primarily due to the following:

•	$4 million of incremental cost of sales from the ARINC acquisition

•
$4 million increase from organic sales growth, driven by improved revenues in Commercial Systems and Information Management Services, partially offset by lower sales in Government Systems, as detailed in the Financial Results sections below

•	$4 million of other net increases to cost of sales, including higher employee incentive compensation costs

•	partially offset by a $6 million reduction in company-funded R&D expenses, as explained below

Research and Development (R&D) expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended
	December 31
(in millions)	2013	2012
Customer-funded:
Government Systems	$89	$98
Commercial Systems	22	22
Information Management Services	—	—
Total customer-funded	111	120
Company-funded:
Government Systems	16	17
Commercial Systems	49	54
Information Management Services	—	—
Total company-funded	65	71
Total research and development expense	$176	$191
Percent of total sales	16.4%	18.0%

We make significant investments in research and development to provide our customers with the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded R&D expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $6 million and $5 million for the three months ended December 31, 2013 and 2012, respectively. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method of accounting.

Company-funded R&D expenditures relate to the development of new products and the improvement of existing products and are expensed as incurred. Company-funded R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering-related product materials and equipment and subcontracting costs.

Total R&D expense for the three months ended December 31, 2013 decreased $15 million from the same period last year. The customer-funded portion of R&D expense decreased $9 million as a number of programs that were in development are now transitioning to production in Government Systems. The $6 million decrease in company-funded R&D was principally within Commercial Systems and was driven by a reduction in R&D efforts associated with various next generation business jet avionics development programs that are transitioning into production.

Although total R&D expenses decreased, our investments in pre-production engineering programs capitalized within inventory increased by $43 million, primarily driven by effort on the Boeing 737 MAX platform and Bombardier CSeries and Global 7000/8000 programs. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

	Three Months Ended
	December 31
(in millions)	2013	2012
Selling, general and administrative expenses	$136	$124
Percent of total sales	12.7%	11.7%

Selling, general and administrative (SG&A) expenses consist primarily of labor, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the three months ended December 31, 2013 increased $12 million due to transaction costs for legal, accounting and advisory fees resulting from the ARINC acquisition.

Interest Expense

	Three Months Ended
	December 31
(in millions)	2013	2012
Interest Expense	$12	$6
Percent increase	100%

Interest expense increased by $6 million, or 100 percent for the three months ended December 31, 2013 compared to the same period in 2012, primarily due to $3 million of costs incurred on a bridge loan credit agreement related to the acquisition of ARINC and approximately $3 million of incremental interest on the new long-term debt and commercial paper we issued to fund the acquisition.

See Note 10 of the Notes to the Condensed Consolidated Financial Statements for more detail regarding outstanding debt.

Net Income and Diluted Earnings Per Share

	Three Months Ended
	December 31
(in millions, except per share amounts)	2013	2012
Income from continuing operations	$131	$132
Percent of sales	12.2%	12.4%

Income from discontinued operations, net of taxes	—	—
Net income	$131	$132
Percent of sales	12.2%	12.4%

Diluted earnings per share from continuing operations	$0.96	$0.94
Diluted earnings per share from discontinued operations	—	—
Diluted earnings per share	$0.96	$0.94

Income from continuing operations for the three months ended December 31, 2013 was $131 million, a $1 million decrease from $132 million in net income reported for December 31, 2012. Diluted earnings per share increased 2 percent to $0.96 for the three months ended December 31, 2013 compared to $0.94 for the three months ended December 31, 2012. The increase in diluted earnings per share from continuing operations was attributable primarily to the favorable impact from our share repurchase program.

Net income and earnings per share for the first quarter of fiscal year 2014 benefited from higher operating earnings in Commercial Systems, a lower effective income tax rate and a gain from the divestiture of Kaiser Optical Systems, Inc. (KOSI). These benefits, however, were offset by reduced sales volume and operating earnings within Government Systems and transaction costs incurred in connection with the ARINC acquisition.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended
	December 31
(in millions)	2013	2012
Avionics	$317	$315
Communication products	118	133
Surface solutions	58	50
Navigation products	39	48
Total	$532	$546
Percent (decrease)	(3)%

Avionics sales increased $2 million, or 1 percent, primarily due to the following:

•	a $12 million increase from the combined impact of higher hardware deliveries on the E-6B aircraft upgrade program and other international aircraft platforms

•	partially offset by a $10 million reduction in effort on the KC-46 and KC-10 development programs

Communication products sales decreased $15 million, or 11 percent, primarily due to the following:

•	$20 million reduction in satellite communication sales as fewer terminals were delivered and service revenues declined as troop deployments wound down in the Middle East

•	partially offset by other net increases to revenue of $5 million, including higher deliveries of the Joint Tactical Radio System Manpack radios

Surface solutions sales increased $8 million, or 16 percent, primarily due to the following:

•	$20 million increase attributable to higher international sales of Firestorm targeting systems

•	partially offset by other net decreases to revenue of $12 million, driven by the reduction of effort on the Common Range Integrated Instrumentation Systems development program

Navigation products sales decreased $9 million, or 19 percent, primarily due to fewer deliveries of our Defense Advanced GPS Receiver products as troops were withdrawn from the Middle East.

Government Systems Segment Operating Earnings

	Three Months Ended
	September 30
(in millions)	2013	2012
Segment operating earnings	$101	$107
Percent of sales	19.0%	19.6%

The $6 million decrease in Government Systems operating earnings was primarily due to the $14 million reduction in sales volume discussed in the Government Systems sales section and higher employee incentive compensation costs, partially offset by lower warranty expense.

The decrease in Government Systems operating earnings as a percent of sales was primarily driven by the unfavorable margin impact from the lower sales volume.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Three Months Ended
	December 31
(in millions)	2013	2012
Air transport aviation electronics:
Original equipment	$157	$140
Aftermarket	128	112
Wide-body in-flight entertainment	19	27
Total air transport aviation electronics	304	279
Business and regional aviation electronics:
Original equipment	129	142
Aftermarket	88	85
Total business and regional aviation electronics	217	227
Total	$521	$506
Percent increase	3%

In connection with the acquisition of ARINC, a new Information Management Services business segment was formed that combines ARINC with the Company's existing flight services business, which were previously included in the Commercial Systems segment. Prior period sales and earnings for the Commercial Systems segment have been revised to conform to the current year presentation.

Total air transport aviation electronics sales increased $25 million, or 9 percent, primarily due to the following:

•	OEM sales increased $17 million, or 12 percent primarily due to increased product deliveries from higher aircraft production rates for the Boeing 787 aircraft

•	aftermarket sales increased $16 million, or 14 percent, primarily driven by higher retrofits, increased revenue from regulatory airspace mandates, and a large delivery of spare parts for 787 aircraft

•	wide-body IFE sales decreased $8 million, or 30 percent, resulting from the absence of a $7 million last-time buy order for spare parts that was delivered to an airline customer last year

Total business and regional aviation electronics sales decreased $10 million, or 4 percent, primarily due to the following:

•	OEM sales decreased $13 million, or 9 percent, driven by a reduction in sales at the light-end of the business jet market

•	aftermarket sales increased $3 million, or 4 percent, as a result of higher service and support activities

Commercial Systems Segment Operating Earnings

	Three Months Ended
	December 31
(in millions)	2013	2012
Segment operating earnings	$111	$105
Percent of sales	21.3%	20.8%

Commercial Systems operating earnings increased $6 million, or 6 percent, primarily due to the following:

•
the $15 million increase to sales discussed in the Commercial Systems sales section above resulted in a $10 million increase to cost and incremental earnings of $5 million, or 33 percent of the higher sales volume. The margins on the incremental earnings were tempered by sales growth in newer products that generally have less favorable initial margins

•	the remaining net increase of $1 million was primarily due to a net benefit from lower company-funded R&D expenses, partially offset by higher employee incentive compensation costs

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to the higher sales volume.

Information Management Services Financial Results

Information Management Services Sales

On December 23, 2013, we acquired ARINC. In connection with this acquisition, a new Information Management Services business segment was formed. This new segment combines ARINC with our existing flight services business. The existing flight services sales and earnings were previously included in the Commercial Systems segment. This business has been reclassified into the Information Management Services segment. Prior period results of the Information Management Services segment do not include any sales or earnings from the ARINC acquisition, but do include a full three months of sales and earnings from the reclassified flight services business. Sales and earnings for the three months ended December 31, 2013 include a full three months of activity from the flight services business and a partial week of activity from the ARINC acquisition, representing financial results for the period subsequent to the acquisition date.

Our Information Management Services business enables mission-critical data and voice communications throughout the world to customers including the U.S. Federal Aviation Administration (FAA), commercial airlines, business aircraft operators, airport and critical infrastructure operators and major passenger and freight railroads. These communications are enabled by ARINC's high-performance, high-quality and high-assurance proprietary satellite, radio and terrestrial networks, enhancing customer efficiency, safety and connectivity.

Our information management services include:

•
voice and data communication services, such as GLOBALink voice and data services, which enable satellite, VHF and HF transmissions between the cockpit, the FAA and airline operation centers ensuring safety and efficiency for commercial airlines. These communications are enabled through ARINC's legacy ACARS® analog system and through the FAA's next generation VDLM2 digital technology

•
pre-flight and in-flight planning services and communications, such as ARINC Direct and ASCEND®, which provide business aircraft operators with cockpit and cabin voice and data communication capabilities, around the clock flight planing and support, flight tracking, weather information and ground services

•
airport communications and information systems designed to ease congestion and improve airport efficiency via airline agent and passenger-facing check-in, baggage, boarding and access control solutions

•	train dispatching and information systems including solutions to support positive train control as mandated by the 2008 Railroad Safety Improvement Act

•	mission critical security systems including intrusion detection, access control, video and credential management and vehicle identification for nuclear power plants and defense-related facilities

The following table presents Information Management Services sales:

	Three Months Ended
	December 31
(in millions)	2013	2012
Sales	$18	$10
Percent increase	80%

Total Information Management Services sales increased $8 million, or 80 percent, primarily due to the acquisition of ARINC, which contributed $6 million of incremental revenue to the first quarter of fiscal year 2014.

Information Management Services Segment Operating Earnings

	Three Months Ended
	December 31
(in millions)	2013	2012
Segment operating earnings	$2	$1
Percent of sales	11.1%	10.0%

Information Management Services operating earnings increased $1 million, or 100 percent, primarily due to to the acquisition of ARINC.

Operating earnings includes amortization expense from intangible assets related to the existing flight services business of $1 million for each of the three months ended December 31, 2013 and 2012, respectively.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of sales, SG&A and Other Income, net on the Condensed Consolidated Statement of Operations. General corporate, net is summarized as follows:

	Three Months Ended
	December 31
(in millions)	2013	2012
General corporate, net	$15	$13

General corporate, net expense for the three months ended December 31, 2013 increased $2 million primarily due to costs resulting from our previously announced decision to shut down our printed wiring board operations and transition production to a third party vendor.

Retirement Plans

Net benefit expense for pension benefits and other retirement benefits are as follows:

	Three Months Ended
	December 31
(in millions)	2013	2012
Pension benefits	$3	$2
Other retirement benefits	2	4
Net benefit expense	$5	$6

Pension Benefits
In 2003, we amended our U.S. qualified and non-qualified pension plans covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. The ARINC defined benefit pension plan we assumed in connection with the December 2013 acquisition is also largely frozen to new participants not covered by collective bargaining agreements. As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, the ARINC pension plan is approximately 99 percent funded and represents a $4 million liability at December 31, 2013.

For 2014, we anticipate $10 million of expense from the Rockwell Collins defined benefit pension plans. We expect this amount to be partially offset by $5 million of income from the acquired ARINC pension plans. Total defined benefit pension expense for 2014 is therefore expected to be $5 million, compared to $7 million of pension expense for 2013.

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

During the three months ended December 31, 2013, we made contributions to our U.S. qualified pension plan of $55 million. We do not expect to make any additional contributions to our U. S. qualified pension plan during fiscal 2014 nor do we expect to make any contributions to our ARINC pension plan during fiscal 2014. Contributions to our non-U.S. plans and U.S. non-qualified plan are anticipated to total $14 million. For the three months ended December 31, 2013 we made contributions to our non-U.S. plans and U.S. non-qualified pension plan of $2 million.

Other Retirement Benefits
We expect other retirement benefits expense of approximately $9 million for 2014. This compares to 2013 expense of $15 million.

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

The lower effective income tax rate from continuing operations for the three months ended December 31, 2013, as compared to the same period of the prior year, was primarily due to the recognition of a tax benefit related to the Extraterritorial Income Exclusions claimed in prior years, partially offset by the absence of the recognition of a tax benefit from net operating loss carryovers in the United Kingdom that occurred last year.

For fiscal year 2014, our effective income tax rate is projected to be about 30 percent and assumes that the Federal R&D Tax Credit is not extended beyond December 31, 2013. The acquisition of ARINC does not have a material impact on our effective income tax rate for the year.

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

Operating Activities

	Three Months Ended
	December 31
(in millions)	2013	2012
Cash (used for) provided by operating activities	$(38)	$63

The $101 million reduction in cash provided by operating activities during the three months ended December 31, 2013 compared to the same period last year was primarily due to the following:

•
payments for employee incentive pay increased $60 million. Incentive pay is expensed in the year it is incurred and is paid in the first fiscal quarter of the following year. During the three months ended December 31, 2013, $114 million was paid for employee incentive pay costs expensed during fiscal year 2013. This compares to $54 million paid during the three months ended December 31, 2012 for employee incentive pay costs expensed during fiscal year 2012

•
cash payments for income taxes increased $37 million to $49 million during the first three months of 2014 compared to $12 million paid during the same period last year. The increase in cash used for income tax payments is primarily due to the timing of tax deductions, including lower contributions to our pension plan in fiscal year 2014 as compared to fiscal 2013

Investing Activities

	Three Months Ended
	December 31
(in millions)	2013	2012
Cash used for investing activities	$(1,434)	$(40)

The $1.394 billion increase in cash used for investing activities during the three months ended December 31, 2013 compared to the same period last year was primarily due to the following:

•	in December 2013, we acquired ARINC Incorporated for $1.42 billion. We had no business acquisitions during the same period of the prior year

•	partially offset by the proceeds from the divestiture of our KOSI business in November 2013. We had no business divestitures during the same period of the prior year

Financing Activities

	Three Months Ended
	December 31
(in millions)	2013	2012
Cash provided by (used for) financing activities	$1,517	$(25)

The $1.542 billion increase in cash provided by financing activities during the three months ended December 31, 2013 compared to the same period last year was primarily due to the following:

•
we received net proceeds of $1,089 million from the issuance of long-term debt in December 2013. A portion of these proceeds were used to finance the acquisition of ARINC and the remainder was used to repay $200 million of long-term debt that matured in December 2013

•
net proceeds from short-term commercial paper borrowing increased by $337 million. During the first three months of 2014, net proceeds from short-term commercial paper borrowings were $682 million, compared to net proceeds of $345 million during the same period last year. The increase in short-term commercial paper borrowings was driven by our financing of the ARINC acquisition

•	cash repurchases of common stock decreased $314 million to $22 million during the three months ended December 31, 2013, compared to $336 million repurchased during the same period last year

The Company expects share count to remain fairly stable during 2014 and expects some level of share repurchases to occur in order to offset the dilution from employee stock benefits.

Financial Condition and Liquidity

We maintain a capital structure that enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners.

A comparison of key elements of our financial condition as of December 31, 2013 and September 30, 2013 are as follows:

(in millions)	December 31, 2013	September 30, 2013
Cash and cash equivalents	$439	$391
Short-term debt(1)	(917)	(436)
Long-term debt, net	(1,658)	(563)
Net debt (2)	$(2,136)	$(608)
Total equity	$1,730	$1,623
Debt to total capitalization (3)	60%	38%
Net debt to total capitalization (4)	55%	27%

(1)
Short-term debt at December 31, 2013 is comprised of short-term commercial paper borrowings. Short-term debt at September 30, 2013 includes $235 million of short-term commercial paper borrowings, $200 million of unsecured debt that matured on December 1, 2013 (the 2013 Notes) and a $1 million fair value swap adjustment related to the 2013 Notes

(2)	Calculated as total of short-term and long-term debt, net (Total debt), less cash and cash equivalents

(3)	Calculated as Total debt divided by the sum of Total debt plus Total equity

(4)	Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. On December 23, 2013, we acquired ARINC for $1.42 billion. This acquisition was funded through a combination of new long-term debt which we issued on December 16, 2013 and commercial paper borrowings. The net proceeds from the long-term debt issuance totaled $1,089 million, of which approximately $900 million was used for the ARINC acquisition and a portion was used to effectively refinance the 2013 Notes, which had matured on December 1, 2013 (the 2013 Notes principal was initially paid at maturity using commercial paper). The balance of the ARINC purchase price, or approximately $520 million, was funded with commercial paper issuances which we intend to pay down over the next few years using our operating cash flow. While the incremental debt resulting from the acquisition of ARINC increased our leverage, we expect to maintain our investment grade credit ratings and have continued access to the credit markets.

As of December 31, 2013, approximately 86 percent of our cash and cash equivalents resides at non-U.S. locations and may not be readily accessible for use in the U.S. due to potential adverse income tax implications and other statutory limitations. Due to the fluctuations of cash flows, we supplement our internally-generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1.2 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance.

At December 31, 2013, short-term commercial paper borrowings outstanding were $917 million with a weighted-average interest rate and maturity period of 0.28 percent and 20 days, respectively. At September 30, 2013, short term commercial paper borrowings outstanding were $235 million. The maximum amount of short-term commercial paper borrowings outstanding during the three months ended December 31, 2013 was $917 million.

In the event our access to the commercial paper markets is impaired, we have access to a five-year $1 billion unsecured revolving credit facility and a 364-day $200 million unsecured revolving credit facility, each of which was entered into on December 23, 2013. These revolving credit facilities are in place principally to support our commercial paper program. The credit facilities include one financial covenant that requires us to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at December 31, 2013 based on this financial covenant was 46 percent. We had no borrowings at September 30, 2013 under our revolving credit facilities.

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

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of December 31, 2013:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Negative
Moody’s Investors Service	P-2	A3	Stable
Standard & Poor’s	A-2	A-	Stable

When the Company announced its intent to acquire ARINC and fund the purchase price through the incurrence of additional debt, each of the above rating agencies placed our credit ratings under review for possible downgrade. In October 2013, Fitch affirmed our current short-term and long-term ratings, but revised our outlook to Negative from Stable. In December 2013, Standard & Poor's lowered the Company's short-term and long-term ratings by one notch to A-2 and to A-, respectively. Also in December 2013, Moody’s lowered the Company’s short-term and long-term ratings by one notch to P-2 and A3, respectively. We do not expect any of the changes to our credit ratings or outlook to materially impact our ability to access credit markets or significantly increase our cost of borrowing.

We were in compliance with all debt covenants at December 31, 2013 and September 30, 2013.

ENVIRONMENTAL
For information related to environmental claims, remediation efforts and related matters, see Note 19 of the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES
Preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of our financial statements are described in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2013. Actual results in these areas could differ from management's estimates.

CAUTIONARY STATEMENT
This quarterly report contains statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; adjustments to the commercial OEM production rates and the aftermarket; the impacts of natural disasters, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or other sensitive information, corruption of data or operational disruption; delays related to the award of domestic and international contracts; delays in customer programs; unanticipated impacts of sequestration and other provisions of the Budget Control Act of 2011 as modified by the Bipartisan Budget Act of 2013; the discontinuance of support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of terrorist events on the commercial aerospace industry; declining defense budgets resulting from budget deficits in the U.S. and abroad; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity and quality improvements and cost reduction initiatives; achievement of ARINC integration and synergy plans as well as our other acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of lawsuits, claims and legal proceedings, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

Item 3A.	Quantitative and Qualitative Disclosures about Market Risk.

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

At December 31, 2013, we had the following unsecured long-term debt obligations:

	December 31, 2013
(in millions)	Interest Rate	Carrying Value	Fair Value
$400 Notes due 2043	4.80%	$398	$399
$400 Notes due 2023	3.70%	399	396
$250 Notes due 2021	3.10%	249	242
$300 Notes due 2019	5.25%	299	340
$300 Notes due 2016	3 month LIBOR plus 0.35%	300	300

In September, we entered into forward starting interest rate swap agreements with combined notional values of $200 million to effectively lock in fixed interest rates on a portion of the long-term debt we incurred to refinance maturing debt and to fund the acquisition of ARINC. In October 2013, we entered into an additional $300 million notional value of forward starting interest rate swap agreements. These forward starting interest rate swaps were designated as cash flow hedges and were executed to hedge against the risk of potentially higher benchmark U.S. Treasury bond yields on long-term debt with maturities ranging from 2023 to 2043 and fixed interest rates ranging between 2.8150% and 3.8775%. The forward starting swaps were terminated in December 2013 at a net loss of $2 million concurrent with our debt issuance. At December 31, 2013, the net loss was deferred within Accumulated other comprehensive losses on the Condensed Consolidated Statement of Financial Position and this amount will be amortized into Interest expense over the life of the corresponding debt.

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $41 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $45 million. The fair value of the $150 million notional value of interest rate swap contracts was a $13 million net asset at December 31, 2013. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical

10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 16 and 17 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $340 million and $482 million at December 31, 2013 and September 30, 2013, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a net liability of $2 million and $0 at December 31, 2013 and September 30, 2013, respectively. A hypothetical 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at December 31, 2013 by $5 million. For more information related to outstanding currency forward exchange contracts, see Notes 16 and 17 in the Notes to Condensed Consolidated Financial Statements.

Item 4A.	Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of December 31, 2013, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On December 23, 2013, the Company completed the acquisition of ARINC. The Company has begun the process to integrate the acquired ARINC operations into our overall system of internal control over financial reporting. There were no other changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our Board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2013 through October 31, 2013	30,000	$70.06	30,000	$409 million
November 1, 2013 through November 31, 2013	190,000	$71.61	190,000	$396 million
December 1, 2013 through December 31, 2013	15,000	$72.61	15,000	$395 million
Total/Average	235,000	$71.48	235,000

(1)	On February 7, 2013 our Board authorized the repurchase of an additional $500 million of our common stock, as reflected in the table above. The authorization has no stated expiration.

EXHIBIT INDEX

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	January 22, 2014	By	/s/ Tatum J. Buse
Tatum J. Buse
Vice President, Finance and Controller
(Principal Accounting Officer and an Authorized Officer)

S-1