Form 10-Q
period 2014-03-31
ROCKWELL COLLINS INC
filed 2014-04-17
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

135,499,497 shares of the registrant's Common Stock were outstanding on April 14, 2014.

ROCKWELL COLLINS, INC.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited; in millions, except per share amounts)

	March 31,	September 30,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$410	$391
Receivables, net	1,126	1,058
Inventories, net	1,674	1,518
Current deferred income taxes	10	19
Business held for sale	69	17
Other current assets	128	91
Total current assets	3,417	3,094

Property	829	773
Goodwill	1,834	779
Intangible Assets	715	288
Long-term Deferred Income Taxes	50	245
Other Assets	238	221
TOTAL ASSETS	$7,083	$5,400
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$866	$436
Accounts payable	465	463
Compensation and benefits	245	293
Advance payments from customers	362	324
Accrued customer incentives	197	184
Product warranty costs	114	121
Liabilities associated with business held for sale	10	4
Other current liabilities	141	156
Total current liabilities	2,400	1,981

Long-term Debt, Net	1,658	563
Retirement Benefits	1,005	1,078
Other Liabilities	168	155

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,474	1,469
Retained earnings	4,362	4,163
Accumulated other comprehensive loss	(1,269)	(1,287)
Common stock in treasury, at cost (shares held: March 31, 2014, 48.3; September 30, 2013, 48.7)	(2,722)	(2,729)
Total shareowners’ equity	1,847	1,618
Noncontrolling interest	5	5
Total equity	1,852	1,623
TOTAL LIABILITIES AND EQUITY	$7,083	$5,400

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2014	2013	2014	2013
Sales:
Product sales	$1,065	$1,056	$2,059	$2,030
Service sales	207	75	284	163
Total sales	1,272	1,131	2,343	2,193

Costs, expenses and other:
Product cost of sales	744	742	1,444	1,429
Service cost of sales	150	62	206	125
Selling, general and administrative expenses	150	126	286	250
Interest expense	16	8	28	14
Other income, net	(2)	(4)	(15)	(10)
Total costs, expenses and other	1,058	934	1,949	1,808

Income from continuing operations before income taxes	214	197	394	385
Income tax expense	67	36	116	92
Income from continuing operations	147	161	278	293

Income from discontinued operations, net of taxes	1	—	1	—

Net income	$148	$161	$279	$293

Earnings per share:
Basic
Continuing operations	$1.08	$1.18	$2.05	$2.13
Discontinued operations	0.01	—	0.01	—
Basic earnings per share	$1.09	$1.18	$2.06	$2.13

Diluted
Continuing operations	$1.07	$1.17	$2.03	$2.10
Discontinued operations	0.01	—	0.01	—
Diluted earnings per share	$1.08	$1.17	$2.04	$2.10

Weighted average common shares:
Basic	135.5	136.2	135.3	137.8
Diluted	137.2	137.8	136.9	139.3

Cash dividends per share	$0.30	$0.30	$0.60	$0.60

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2014	2013	2014	2013
Net income	$148	$161	$279	$293
Unrealized foreign currency translation adjustments	(2)	(11)	(1)	(11)
Pension and other retirement benefits adjustments (net of taxes for the three and six months ended March 31, 2014 of $5 and $10, respectively; net of taxes for the three and six months ended March 31, 2013 of $6 and $12, respectively)	8	10	17	21
Cash flow hedge adjustments (net of taxes for the three and six months ended March 31, 2014 of $0 and $(1), respectively; net of taxes for the three and six months ended March 31, 2013 of $0 and $0, respectively)	—	—	2	(2)
Comprehensive income	$154	$160	$297	$301

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	March 31
	2014	2013
Operating Activities:
Net income	$279	$293
Adjustments to arrive at cash provided by operating activities:
Gain on sale of business	(10)	—
Depreciation	67	61
Amortization of intangible assets and pre-production engineering costs	37	27
Stock-based compensation expense	12	13
Compensation and benefits paid in common stock	24	29
Excess tax benefit from stock-based compensation	(5)	(3)
Deferred income taxes	40	39
Pension plan contributions	(63)	(117)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	57	2
Production inventory	(83)	(63)
Pre-production engineering costs	(103)	(88)
Accounts payable	(33)	(46)
Compensation and benefits	(76)	7
Advance payments from customers	(19)	37
Accrued customer incentives	13	9
Product warranty costs	(7)	(5)
Income taxes	(47)	6
Other assets and liabilities	(20)	(22)
Cash Provided by Operating Activities	63	179

Investing Activities:
Acquisition of business, net of cash acquired	(1,415)	—
Property additions	(70)	(61)
Acquisition of intangible assets	(1)	(1)
Proceeds from business divestitures	24	—
Cash (Used for) Investing Activities	(1,462)	(62)

Financing Activities:
Purchases of treasury stock	(61)	(437)
Cash dividends	(81)	(83)
Proceeds from short-term commercial paper borrowings, net	631	385
Repayment of debt	(200)	—
Net proceeds from long-term debt issuance	1,089	—
Proceeds from the exercise of stock options	31	19
Excess tax benefit from stock-based compensation	5	3
Cash Provided by (Used for) Financing Activities	1,414	(113)

Effect of exchange rate changes on cash and cash equivalents	4	(2)

Net Change in Cash and Cash Equivalents	19	2
Cash and Cash Equivalents at Beginning of Period	391	335
Cash and Cash Equivalents at End of Period	$410	$337

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business Description and Basis of Presentation

Rockwell Collins, Inc. (the Company or Rockwell Collins) designs, produces and supports communications and aviation systems for commercial and military customers and provides voice and data communication networks and solutions worldwide.

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

During the first quarter of 2014, the Company acquired ARINC Incorporated (ARINC). As a result of the acquisition, the Company's service sales are now greater than ten percent of total sales. Accordingly, service and product sales and service and product cost of sales are now presented separately and prior periods were changed to conform to the current period presentation. This change did not impact previously reported total revenues, total cost of sales, or net income, nor did it have any effect on the Company's financial position or cash flows for any prior periods.

As discussed in Note 4, Discontinued Operations and Divestitures, the Company intends to divest the Aerospace Systems Engineering and Support (ASES) business, which was acquired as part of the ARINC transaction. As such, this business is classified as held for sale and has been accounted for as a discontinued operation for all periods presented. Unless otherwise noted, disclosures pertain to the Company's continuing operations.

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

On December 23, 2013, the Company acquired 100 percent of the outstanding common stock and voting interests of Radio Holdings, Inc. (Radio Holdings), the holding company of ARINC, a leading global provider of air-to-ground

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

data and voice communication services. ARINC develops and operates communications and information processing systems and provides systems engineering and integration solutions to five key industries: commercial aviation, business aviation, airports, rail and nuclear power. Combining ARINC’s communication networks and services with the Company’s onboard aircraft information systems will strengthen the Company’s ability to deliver efficiency and enhanced connectivity to aircraft operators worldwide.
The ARINC purchase price was $1.415 billion, net of cash acquired. The purchase price is subject to post-closing adjustments for potential changes in working capital and other items. As discussed in Note 10, the Company used proceeds from the issuance of long-term debt and commercial paper to finance the cash purchase price. The following table, which is preliminary and subject to change, summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date.

(in millions)	December 23, 2013
Restricted Cash(1)	$61
Receivables and Other current assets	148
Building held for sale(2)	81
Business held for sale(3)	61
Property	55
Intangible Assets	443
Other Assets	7
Total Identifiable Assets Acquired	856
Payable to ARINC option holders(1)	(61)
Current Liabilities	(131)
Liability related to building held for sale(2)	(81)
Liabilities associated with business held for sale(3)	(9)
Long-term deferred income taxes	(168)
Retirement Benefits and Other Long-term Liabilities	(45)
Total Liabilities Assumed	(495)
Net Identifiable Assets Acquired, excluding Goodwill	361
Goodwill	1,054
Net Assets Acquired	$1,415

(1) Option-holders of ARINC were due approximately $61 million at the transaction closing date. This payment did not clear until December 24, 2013. Therefore the opening balance sheet, which is prepared as of December 23, 2013, includes restricted cash of $61 million and a current liability payable to the ARINC option holders for an equal amount.
(2) On March 28, 2014, the Company sold the building which was classified as held for sale at the acquisition date. Concurrent with the sale date, the building held for sale and the liability related to the building held for sale were removed from the balance sheet. For more information related to the Building held for sale, see below.
(3) Assets and liabilities associated with the Business held-for-sale relate to ASES, which the Company intends to divest, as detailed in Note 4.

The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as allowed by FASB Accounting Standards Codification Topic 805, Business Combinations (ASC 805). As of March 31, 2014, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary. The size and breadth of the ARINC acquisition necessitates use of the measurement period to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, certain reserves, purchase price adjustments and the related tax impacts of any changes made. Any potential adjustments will be made retroactively and could be material to the preliminary values presented above.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The preliminary purchase price allocation resulted in the recognition of $1.054 billion of goodwill, none of which is expected to be deductible for tax purposes. All of the goodwill is included in the Company’s new Information Management Services segment. The goodwill is primarily a result of revenue synergy opportunities generated by the combination of the Company’s aviation electronics and flight services business with ARINC’s network communication solutions and cost synergies resulting from the consolidation of certain corporate and administrative functions. Goodwill also results from the workforce acquired with the business. See Note 22 for additional information relating to the new Information Management Services segment.
ARINC’s results of operations have been included in the Company's operating results for the period subsequent to the completion of the acquisition on December 23, 2013. ARINC contributed sales of $137 million for the three months ended March 31, 2014 and $143 million from the date of acquisition through March 31, 2014, and net income of $9 million for the three months ended March 31, 2014 and $10 million from the date of acquisition through March 31, 2014.

Building Held For Sale and Liability Related to Building Held for Sale
In connection with the acquisition of ARINC, the Company classified $81 million of acquired real estate assets as Building held for sale at the acquisition date. The Company also recorded a $81 million liability related to the Building held for sale at the acquisition date. The assets and related liability were recorded at their estimated fair value.
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
The Building held for sale was comprised of the land and buildings of the ARINC corporate headquarters, located in Annapolis, Maryland. The related liability represented future rental payment obligations under the leaseback agreement. As of the acquisition date, the real estate assets were being marketed for sale. In March 2014, the assets were sold to an unrelated third party. The net proceeds from the sale of $81 million were remitted directly to the ARINC pension plan, and have been included as a benefit to the funded status of that plan, as detailed in Note 11, Retirement Benefits. Concurrent with the sale of the real estate assets, the Company entered into a revised lease agreement with the new owner of the Annapolis, Maryland facilities. The held for sale asset and related liability were removed from the Company's balance sheet upon completion of the sale. The transaction had no impact on the Company's statement of operations or statement of cash flows.

Transaction-related Expenses
The Company incurred transaction costs related to the acquisition of $1 million and $16 million during the three and six months ended March 31, 2014, respectively. Of the year to date amount, $13 million is recorded within Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. The remaining $3 million is recorded within Interest expense and relates to fees incurred in connection with the bridge credit agreement which was entered into in September 2013 to support the financing of the ARINC acquisition.
Supplemental Pro-Forma Data
The following unaudited supplemental pro-forma data presents consolidated pro-forma information as if the acquisition and related financing had been completed as of the beginning of the prior year, or on October 1, 2012.

The unaudited supplemental pro-forma financial information does not reflect the potential realization of revenue synergies or cost savings, nor does it reflect other costs relating to the integration of the two companies. This pro-forma data should not be considered indicative of the results that would have actually occurred if the acquisition and related financing been consummated on October 1, 2012, nor are they indicative of future results.

The unaudited supplemental pro-forma financial information was calculated by combining the Company's results with the stand-alone results of ARINC for the pre-acquisition periods, which were adjusted to account for certain

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transactions and other costs that would have been incurred during this pre-acquisition period. The pro-forma information included herein is preliminary and may be revised as additional information becomes available and as additional analysis is performed within the one year measurement period allowed by ASC 805. Any potential future adjustments could be material.

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions, except per share amounts)	2014	2013	2014	2013
Pro-forma sales	$1,272	$1,252	$2,449	$2,445
Pro-forma net income attributable to common shareowners from continuing operations	$148	$165	$281	$284
Pro-forma basic earnings per share from continuing operations	$1.09	$1.21	$2.08	$2.06
Pro-forma diluted earnings per share from continuing operations	$1.08	$1.20	$2.05	$2.04

The unaudited supplemental pro-forma data above exclude the results of ASES, which the Company intends to divest, as detailed in Note 4. The following significant adjustments were made to account for certain transactions and costs that would have occurred if the acquisition had been completed on October 1, 2012. These adjustments are net of any applicable tax impact and were included to arrive at the pro-forma results above. As the acquisition of ARINC was completed on December 23, 2013, the pro forma adjustments for the three and six months ended March 31, 2014 in the table below include only the required adjustments through December 23, 2013.

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2014	2013	2014	2013
Increases / (decreases) to pro-forma net income:
Net reduction to depreciation resulting from fixed asset purchase accounting adjustments(1)	$—	$2	$2	$5
Advisory, legal and accounting service fees(2)	1	—	21	(22)
Amortization of acquired ARINC intangible assets, net(3)	—	(4)	(4)	(9)
Interest expense incurred on acquisition financing, net(4)	—	(2)	—	(3)

(1) This adjustment captures the net impact to depreciation expense resulting from various purchase accounting adjustments to fixed assets

(2) This adjustment reflects the elimination of transaction-related fees incurred by ARINC and Rockwell Collins in connection with the acquisition and assumes all of the the fees were incurred during the first quarter of 2013

(3) This adjustment eliminates amortization of the historical ARINC intangible assets and replaces it with the new amortization for the acquired intangible assets

(4) This adjustment reflects the addition of interest expense for the debt incurred by Rockwell Collins to finance the ARINC acquisition, net of interest expense that was eliminated on the historical ARINC debt that was repaid at the acquisition date. The adjustment also reflects the elimination of interest expense incurred by Rockwell Collins for bridge loan financing which was assumed to not be required for purposes of the pro-forma periods presented.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Discontinued Operations and Divestitures

The Company intends to divest ARINC's ASES business, which provides military aircraft integration and modifications, maintenance, and logistics and support, in order to align with the Company's long-term primary business strategies. The operating results of ASES are included in discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. At March 31, 2014, the Company has classified $69 million of assets related to ASES as a business held-for-sale within current assets and $10 million of liabilities related to ASES as a business held-for-sale within current liabilities on the Condensed Consolidated Statement of Financial Position.

Results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2014	2013	2014	2013
Sales	$13	$—	$13	$—
Income from discontinued operations before income taxes	2	—	2	—

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

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	March 31, 2014	September 30, 2013
Billed	$794	$823
Unbilled	512	432
Less progress payments	(171)	(188)
Total	1,135	1,067
Less allowance for doubtful accounts	(9)	(9)
Receivables, net	$1,126	$1,058

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included within Other Assets. Total receivables due from the U.S. Government including the Department of Defense and other government agencies, both directly and indirectly through subcontracts, were $304 million and $312 million at March 31, 2014 and September 30, 2013, respectively. U.S. Government unbilled receivables, net of progress payments, were $133 million and $97 million at March 31, 2014 and September 30, 2013, respectively. Billed receivables due from equity affiliates were $40 million and $52 million at March 31, 2014 and September 30, 2013, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	March 31, 2014	September 30, 2013
Finished goods	$211	$181
Work in process	275	273
Raw materials, parts and supplies	392	358
Less progress payments	(7)	(8)
Total	871	804
Pre-production engineering costs	803	714
Inventories, net	$1,674	$1,518

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

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter
Anticipated amortization expense for pre-production engineering costs	$38	$61	$80	$87	$100	$451

Amortization expense for pre-production engineering costs for the three and six months ended March 31, 2014 was $8 million and $14 million, respectively, compared to $7 million and $12 million for the three and six months ended March 31, 2013. As of March 31, 2014, the weighted average amortization period remaining for pre-production engineering costs included in inventory was approximately 9 years.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Property

Property is summarized as follows:

(in millions)	March 31, 2014	September 30, 2013
Land	$16	$10
Buildings and improvements	408	388
Machinery and equipment	1,130	1,066
Information systems software and hardware	354	344
Furniture and fixtures	67	65
Construction in progress	113	101
Total	2,088	1,974
Less accumulated depreciation	(1,259)	(1,201)
Property	$829	$773

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Information Management Services	Total
Balance at September 30, 2013	$513	$266	$—	$779
ARINC acquisition	—	—	1,054	1,054
Reclassification from Commercial Systems to Information Management Services	—	(4)	4	—
Foreign currency translation adjustments and other	2	—	(1)	1
Balance at March 31, 2014	$515	$262	$1,057	$1,834

As a result of the ARINC acquisition, the Company recorded $1.054 billion of goodwill. The goodwill value is preliminary and subject to change. Beginning in the first quarter of 2014, the Company created a new Information Management Services segment. This segment combines the retained portion of the newly acquired ARINC business with the Company's existing flight services business, which had previously been included in the Commercial Systems segment. As a result of the reorganization of the Company's segments, a portion of the goodwill from the Commercial Systems segment was reassigned to the Information Management Services segment using a fair value allocation method.

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication goodwill or indefinite-lived intangibles are more-likely-than-not impaired, commonly referred to as triggering events. There have been no such triggering events during any of the periods presented, and the Company's 2014 and 2013 impairment tests resulted in no impairment.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets are summarized as follows:

	March 31, 2014			September 30, 2013
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$340	$(183)	$157	$222	$(175)	$47
Backlog	8	—	8	—	—	—
Customer relationships:
Acquired	374	(68)	306	89	(60)	29
Up-front sales incentives	247	(40)	207	241	(35)	206
License agreements	13	(8)	5	13	(8)	5
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	31	—	31	—	—	—
Intangible assets	$1,028	$(313)	$715	$580	$(292)	$288

As a result of the ARINC acquisition, the Company has preliminarily allocated $412 million to finite-lived intangible assets with a weighted average life of approximately 14 years and $31 million to indefinite-lived intangible assets. In addition, the Company has also preliminarily allocated $20 million of intangible assets to the ASES business. As of March 31, 2014, the intangible assets associated with ASES are classified within Business held for sale on the Condensed Consolidated Statement of Financial Position and are not reflected in the table above.
Rockwell Collins provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer relationship intangible asset and are amortized using a units-of-delivery method over the period the Company has received a contractually enforceable right related to the incentives, up to 15 years. Amortization is based on the Company’s expectation of delivery rates on a program-by-program basis. Amortization begins when the Company starts recognizing revenue as the Company delivers equipment for the program. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of March 31, 2014, the weighted average amortization period remaining for up-front sales incentives was approximately 10 years.
Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter
Anticipated amortization expense for up-front sales incentives	$11	$17	$21	$23	$25	$115
Anticipated amortization expense for intangibles acquired in ARINC acquisition	23	31	31	31	31	265
Anticipated amortization expense for all other intangible assets	19	17	14	8	6	19
Total	$53	$65	$66	$62	$62	$399
Amortization expense for intangible assets for the three and six months ended March 31, 2014 was $16 million and $23 million, respectively, compared to $7 million and $15 million for the three and six months ended March 31, 2013.

The Company reviews Intangible Assets for impairment at least annually, or whenever potential indicators of impairment exist.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Other Assets

Other assets are summarized as follows:

(in millions)	March 31, 2014	September 30, 2013
Long-term receivables	$34	$32
Investments in equity affiliates	17	22
Exchange and rental assets (net of accumulated depreciation of $94 at March 31, 2014 and $91 at September 30, 2013)	58	55
Other	129	112
Other assets	$238	$221

Investments in Equity Affiliates
Investments in equity affiliates consist of seven joint ventures, which are accounted for under the equity method. Under the equity method of accounting for investments, the Company’s proportionate share of the earnings or losses of its equity affiliates are included in Net income and classified as Other income, net in the Condensed Consolidated Statement of Operations.

During the three months ended March 31, 2014, the Company established a new joint venture to develop and deliver products for the C919 Program. Rockwell Collins CETC Avionics Co., Ltd (RCCAC) is a 50 percent owned joint venture with CETC Avionics Co., Ltd (CETCA). The Company's share of earnings or losses of RCCAC is included in the operating results of the Commercial Systems segment.

As a result of the ARINC acquisition, the Company has a new joint venture, which is not significant. ADARI Aviation Technology Limited (ADARI) is a 50 percent owned joint venture with Aviation Data Communication Corporation Co, LTD. The Company's share of earnings or losses of ADARI is included in the operating results of the Information Management Services segment.

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

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $38 million and $76 million for the three and six months ended March 31, 2014, respectively, and $36 million and $69 million for the three and six months ended March 31, 2013. The deferred portion of profit generated from sales to equity affiliates was $0 at March 31, 2014 and $1 million at September 30, 2013.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $3 million and $5 million for the three and six months ended March 31, 2014, respectively, and $3 million and $5 million for the three and six months ended March 31, 2013, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Debt

Short-term Debt
Short-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	March 31, 2014	September 30, 2013
Short-term commercial paper borrowings	$866	$235
Current portion of long-term debt	—	200
Current portion of fair value swap adjustment (Notes 16 and 17)	—	1
Short-term debt	$866	$436

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1.2 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. The commercial paper program is supported by the Company's five-year $1.0 billion revolving credit facility and a 364-day $200 million revolving credit facility. At March 31, 2014, short-term commercial paper borrowings outstanding were $866 million with a weighted-average interest rate and maturity period of 0.34 percent and 37 days, respectively. At September 30, 2013, short-term commercial paper borrowings outstanding were $235 million with a weighted-average interest rate and maturity period of 0.18 percent and 15 days, respectively.

Revolving Credit Facilities
On September 24, 2013, the Company entered into new credit agreements to ensure adequate commercial paper borrowing capacity in anticipation of the Company's pending ARINC acquisition and to meet other short-term cash requirements. The Company closed on these new revolving credit facilities on December 23, 2013, concurrent with the ARINC acquisition closing date. These new credit facilities consist of a five-year $1.0 billion credit facility that expires in December 2018 and a 364-day $200 million credit facility that expires in December 2014. These agreements replace the prior $850 million revolving credit facility that was terminated concurrently upon the closing of the new agreements. The credit facilities include one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans. The ratio was 45 percent as of March 31, 2014. The credit facilities also contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under these credit facilities bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At March 31, 2014 and September 30, 2013, there were no outstanding borrowings under either revolving credit facility.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $59 million as of March 31, 2014, of which $18 million was utilized to support commitments in the form of commercial letters of credit. At
March 31, 2014 and September 30, 2013, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At March 31, 2014 and September 30, 2013, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

Bridge Credit Agreement
On December 16, 2013, the Company terminated the $900 million 364-day senior unsecured bridge term loan credit agreement it had previously entered into on September 24, 2013. There were no outstanding borrowings under this agreement. The termination coincided with the receipt of net proceeds from the Company's long-term debt issuance on December 16, 2013. As a result of that long-term debt issuance, the Company no longer required the bridge credit agreement as a potential financing source for the ARINC acquisition.

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

New Long-term Debt Issuances
On December 16, 2013, the Company issued $300 million of floating rate unsecured debt due December 15, 2016 (the 2016 Notes). The 2016 Notes bear annual interest at a rate equal to three-month LIBOR plus 0.35 percent. As of March 31, 2014 the quarterly interest rate was 0.58 percent. The rate resets quarterly. The net proceeds to the Company from the 2016 Notes, after deducting $1 million of debt issuance costs, were $299 million.

On December 16, 2013, the Company issued $400 million of 3.70 percent fixed rate unsecured debt due December 15, 2023 (the 2023 Notes). The net proceeds to the Company from the 2023 Notes, after deducting a $1 million discount and $3 million of debt issuance costs were $396 million. In March 2014, the Company entered into interest rate swap contracts which effectively converted $200 million of the 2023 Notes to floating rate debt based on one-month LIBOR plus 0.94 percent. See Notes 16 and 17 for additional information relating to the interest rate swap contracts.

On December 16, 2013, the Company issued $400 million of 4.80 percent fixed rate unsecured debt due December 15, 2043 (the 2043 Notes). The net proceeds to the Company from the 2043 Notes, after deducting a $2 million discount and $4 million of debt issuance costs were $394 million.

The net proceeds after discounts and debt issuance costs from the December 16, 2013 debt issuance totaled $1,089 million. Approximately $900 million was used to finance the ARINC acquisition and approximately $200 million was used to refinance the 2013 Notes that matured on December 1, 2013. The remaining ARINC purchase price was funded using commercial paper proceeds.

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

The 2043, 2023, 2021, 2019 and 2016 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at March 31, 2014 and September 30, 2013.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	March 31, 2014	September 30, 2013
Principal amount of 2043 Notes, net of discount	$398	$—
Principal amount of 2023 Notes, net of discount	399	—
Principal amount of 2021 Notes, net of discount	249	249
Principal amount of 2019 Notes, net of discount	299	299
Principal amount of 2016 Notes	300	—
Principal amount of 2013 Notes	—	200
Fair value swap adjustment (Notes 16 and 17)	13	16
Total	$1,658	$764
Less current portion	—	201
Long-term debt, net	$1,658	$563

Interest paid on debt for the six months ended March 31, 2014 and 2013 was $20 million and $13 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement. In connection with the acquisition of ARINC, the Company assumed pension and postretirement employment benefits obligations of $4 million and $8 million, respectively.

Pension Benefits
The components of expense for Pension Benefits for the three and six months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2014	2013	2014	2013
Service cost	$3	$3	$5	$5
Interest cost	43	34	83	69
Expected return on plan assets	(59)	(50)	(112)	(101)
Amortization:
Prior service credit	(3)	(5)	(6)	(9)
Net actuarial loss	17	20	34	40
Net benefit expense	$1	$2	$4	$4

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Retirement Benefits
The components of expense for Other Retirement Benefits for the three and six months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2014	2013	2014	2013
Service cost	$2	$1	$2	$2
Interest cost	2	2	4	4
Expected return on plan assets	—	(1)	—	(1)
Amortization:
Prior service credit	(3)	(2)	(5)	(4)
Net actuarial loss	2	3	4	6
Net benefit expense	$3	$3	$5	$7

ARINC Pension Plan
ARINC sponsors two primary pension sub-plans: one for union employees and one for non-union employees.

Effective April 1, 2006, ARINC froze the majority of its pension plans for employees not covered by bargaining unit agreements. As such, most of the non-union participants in the ARINC pension plans are no longer accruing contribution credits. The plans generally allow for employees who retire, or terminate, to elect to receive their pension benefits in a lump sum and certain existing participants in the plan continue to earn vesting rights and accrue interest on their account balance at rates established by the plan.

The ARINC pension plans were remeasured as of the acquisition date. ARINC's projected benefit obligation for pensions at December 23, 2013 was $274 million and was calculated using a discount rate of 4.89 percent. The fair value of ARINC's pension plan assets at December 23, 2013 were $270 million. Therefore, the funded status of the ARINC pension as of the December 23, 2013 acquisition date was a $4 million deficit. This net pension benefit obligation is included within Retirement benefits as a liability on the Company's Condensed Consolidated Statement of Financial Position at March 31, 2014. During the six months ended March 31, 2014, the Company recorded $2 million of income related to the ARINC pension plans, which is reflected in the table above.

Included in ARINC's pension plan assets at December 23, 2013 was real estate that ARINC contributed to its pension plan in 2004 under a Department of Labor approved transaction. The details of this transaction are further discussed in Note 3, Acquisitions. Refer also to Note 3 for additional discussion regarding the subsequent sale of the contributed real estate to an independent third party in March 2014. The net proceeds from the sale were $81 million and have been retained by the ARINC pension plan for future investment.

ARINC Other Retirement Benefits
ARINC also provides postretirement health coverage for many of their current and former employees and postretirement life insurance benefits for certain retirees. These benefits vary by employment status, age, service, and salary level at retirement.

The postretirement welfare plan was also remeasured as of the acquisition date. ARINC's postretirement plan obligation as of December 23, 2013 was $8 million and was calculated using a discount rate of 4.89 percent. There are no assets for this plan. The obligation is included within Retirement benefits as a liability on the Company's Condensed Consolidated Statement of Financial Position at March 31, 2014.

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2013, the Company voluntarily contributed $55 million to its U.S. qualified pension plan. There was no minimum statutory funding requirement for 2014 and the Company does not currently expect to make any additional discretionary contributions

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

during fiscal year 2014. Furthermore, we are not required to make, and do not intend to make, any contributions to the ARINC pension plans during 2014. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns and interest rates. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $14 million in 2014. During the six months ended March 31, 2014 the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $8 million.

12.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2014	2013	2014	2013
Stock-based compensation expense included in:
Product cost of sales	$2	$2	$4	$4
Selling, general and administrative expenses	5	5	8	9
Total	$7	$7	$12	$13
Income tax benefit	$2	$2	$4	$4

The Company issued awards of equity instruments under the Company's various incentive plans for the six months ended March 31, 2014 and 2013 as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Six months ended March 31, 2014	576.0	$18.53	149.1	$71.38	77.4	$72.20
Six months ended March 31, 2013	875.8	12.45	200.1	54.40	82.9	55.56

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2014 based on the achievement of performance targets for fiscal years 2014 through 2016 is approximately 348,000.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee benefits Paid in Company Stock
During the six months ended March 31, 2014 and 2013, 0.3 million and 0.5 million shares, respectively, of the Company common stock were issued to employees under the Company's employee stock purchase and defined contribution savings plans at a value of $24 million and $29 million for the respective periods.

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions, except per share amounts)	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Income from continuing operations	$147	$161	$278	$293
Income from discontinued operations, net of taxes	1	—	1	—
Net income	$148	$161	$279	$293
Denominator:
Denominator for basic earnings per share – weighted average common shares	135.5	136.2	135.3	137.8
Effect of dilutive securities:
Stock options	1.3	1.2	1.2	1.1
Performance shares, restricted stock and restricted stock units	0.4	0.4	0.4	0.4
Dilutive potential common shares	1.7	1.6	1.6	1.5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	137.2	137.8	136.9	139.3
Earnings per share:
Basic
Continuing operations	$1.08	$1.18	$2.05	$2.13
Discontinued operations	0.01	—	0.01	—
Basic earnings per share	$1.09	$1.18	$2.06	$2.13
Diluted
Continuing operations	$1.07	$1.17	$2.03	$2.10
Discontinued operations	0.01	—	0.01	—
Diluted earnings per share	$1.08	$1.17	$2.04	$2.10

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0 and 0.3 million for the three months ended March 31, 2014 and 2013, respectively, and 0 and 0.7 million for the six months ended March 31, 2014 and 2013, respectively.

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's per share amount may not equal the total per share amount for the full year.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Other Comprehensive Loss

Changes in accumulated other comprehensive loss (AOCL), net of tax, by component for the six months ended March 31, 2014 are as follows:

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges (2)	Total
Balance at September 30, 2013	$12	$(1,293)	$(6)	$(1,287)
Other comprehensive income before reclassifications	(1)	—	2	1
Amounts reclassified from accumulated other comprehensive income	—	17	—	17
Net current period other comprehensive income	(1)	17	2	18
Balance at March 31, 2014	$11	$(1,276)	$(4)	$(1,269)

(1) Reclassifications from AOCL to net income, related to the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans, were $27 million ($17 million net of tax), for the six months ended March 31, 2014. The reclassifications are included in the computation of net benefit expense. See Note 11, Retirement Benefits for additional details.

(2) Reclassifications from AOCL to net income related to cash flow hedges were not significant for the six months ended March 31, 2014. The reclassifications are included in cost of sales and interest expense. See Note 17, Derivative Financial Instruments for additional details.

14.	Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2014	2013	2014	2013
Earnings from equity affiliates	$1	$4	$4	$9
Gain from business divestiture	—	—	10	—
Other	1	—	1	1
Other income, net	$2	$4	$15	$10

15.	Income Taxes

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

During the three months ended March 31, 2014 and 2013, the effective income tax rate from continuing operations was 31.3 percent and 18.3 percent, respectively. The higher effective income tax rate from continuing operations for the three months ended March 31, 2014, was primarily due to the differences in availability of the Federal R&D Tax Credit, partially offset by a favorable adjustment recorded in the current period that related to the resolution of the IRS audit for taxable years ended September 30, 2010 and 2011.

During the six months ended March 31, 2014 and 2013, the effective income tax rate from continuing operations was 29.4 percent and 23.9 percent, respectively. The higher effective income tax rate for the six months ended March 31, 2014, was primarily due to the differences in availability of the Federal R&D Tax Credit as well as the absence of a tax

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

benefit that was recognized last year for net operating loss carryovers in the United Kingdom. These unfavorable impacts were partially offset by favorable adjustments in the current period due to the resolution of the IRS audit for taxable years ended September 30, 2010 and 2011 and the recognition of a tax benefit related to the Extraterritorial Income Exclusion.

The Company's U.S. Federal income tax returns for the tax year ended September 30, 2011 and prior years have been audited by the IRS and are closed to further adjustments by the IRS. ARINC is currently not under audit by the IRS for any open tax year and is cleared to further adjustments for all tax years ended December 31, 2009 and prior, with the exception of the research and development credits claimed for 2009. The Company and ARINC are also currently under audit in various U.S. states and non-U.S. jurisdictions. The U.S. state and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company had net income tax payments of $114 million and $45 million during the six months ended March 31 2014 and 2013, respectively.

The Company has gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $43 million and $56 million as of March 31, 2014 and September 30, 2013, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $21 million and $34 million as of March 31, 2014 and September 30, 2013, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $2 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $4 million and $2 million as of March 31, 2014 and September 30, 2013, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations was $0 and $0 for the six months ended March 31, 2014 and 2013, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and September 30, 2013 are as follows:

		March 31, 2014	September 30, 2013
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$49	$49
Interest rate swap assets	Level 2	13	16
Forward starting interest rate swap liabilities	Level 2	—	(5)
Foreign currency forward exchange contract assets	Level 2	4	6
Foreign currency forward exchange contract liabilities	Level 2	(6)	(6)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between levels of the fair value hierarchy during the six months ended March 31, 2014 or 2013.

The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	March 31, 2014		September 30, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$410	$410	$391	$391
Short-term debt:
2013 Notes	—	—	(200)	(201)
Commercial paper borrowings	(866)	(866)	(235)	(235)
Long-term debt	(1,645)	(1,725)	(548)	(586)

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

Interest Rate Swaps
The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In March 2014, the Company entered into three interest rate swap contracts (the 2023 Swaps) which expire on December 15, 2023 and effectively converted $200 million of the 2023 Notes to floating rate debt based on one-month LIBOR plus 0.94 percent.

In January 2010, the Company entered into two interest rate swap contracts (the 2019 Swaps) which expire on July 15, 2019 and effectively converted $150 million of the 2019 Notes to floating rate debt based on six-month LIBOR plus 1.235 percent.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 20, 2003, the Company entered into two interest rate swap contracts (the 2013 Swaps) which expired on December 1, 2013 and effectively converted $100 million of the 2013 Notes to floating rate debt based on six-month LIBOR less 0.075 percent.

The Company designated the 2013, 2019 and 2023 Swaps (the Swaps) as fair value hedges. The 2013 Swaps matured on December 1, 2013, and accordingly have no fair value at March 31, 2014. At September 30, 2013, the 2013 Swaps were recorded within Other current assets at a fair value of $1 million offset by a fair value adjustment to Short-term debt (Note 10) of $1 million. The 2019 and 2023 Swaps are recorded within Other Assets at a fair value of $13 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $13 million at March 31, 2014. At September 30, 2013, the 2019 Swaps were recorded within Other Assets at a fair value of $15 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $15 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Forward Starting Interest Rate Swaps
In September 2013, the Company entered into forward starting interest rate swap agreements with combined notional values of $200 million to effectively lock in fixed interest rates on a portion of the long-term debt it incurred in December 2013 to refinance maturing debt and to fund the acquisition of ARINC. In October 2013, the Company entered into an additional $300 million notional value of forward starting interest rate swap agreements. These forward starting interest rate swaps were designated as cash flow hedges and were executed to hedge against the risk of potentially higher benchmark U.S. Treasury bond yields on long-term debt with maturities ranging from 2023 to 2043 and fixed interest rates ranging between 2.8150% and 3.8775%. The forward starting interest rate swaps were terminated in December 2013 concurrent with the Company's debt issuance. Upon termination, the forward starting swaps were valued at a net loss of $2 million. This net loss has been deferred within Accumulated other comprehensive losses on the Condensed Consolidated Statement of Financial Position and will be amortized into interest expense over the life of the corresponding debt.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of March 31, 2014 and September 30, 2013, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $295 million and $482 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The acquisition of ARINC had no significant impact on the Company's foreign currency forward exchange contracts.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of March 31, 2014 and September 30, 2013 are as follows:

		Asset Derivatives
(in millions)	Classification	March 31, 2014	September 30, 2013
Foreign currency forward exchange contracts	Other current assets	$4	$6
Interest rate swaps	Other assets	13	15
Interest rate swaps	Other current assets	—	1
Total		$17	$22

		Liability Derivatives
(in millions)	Classification	March 31, 2014	September 30, 2013
Foreign currency forward exchange contracts	Other current liabilities	$6	$6
Forward starting interest rate swaps	Other current liabilities	—	5
Total		$6	$11

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of March 31, 2014 and September 30, 2013, there were no undesignated foreign currency forward exchange contracts classified within other current assets or other current liabilities.

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and six months ended March 31 is as follows:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended		Six Months Ended
		March 31		March 31
(in millions)	Location of Gain (Loss)	2014	2013	2014	2013
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Interest rate swaps	Interest expense	$2	$3	$4	$5
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$2	$—	$(1)	$(2)
Amount of gain reclassified from AOCL into income	Cost of sales	1	—	—	—
Forward starting interest rate swaps:
Amount of gain recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$—	$—	$3	$—

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the six months ended March 31, 2014. In addition, there was no significant impact to the

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and six months ended March 31, 2014.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of March 31, 2014. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $0 of losses over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at March 31, 2014 was 76 months.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Six Months Ended
	March 31
(in millions)	2014	2013
Balance at beginning of year	$121	$126
Warranty costs incurred	(23)	(24)
Product warranty accrual	25	21
Changes in estimates for prior years	(9)	(2)
Balance at March 31, 2014	$114	$121

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of March 31, 2014, the outstanding loan balance was approximately $4 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of March 31, 2014, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at March 31, 2014 were $293 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of March 31, 2014, the Company is involved in the investigation or remediation of ten sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for nine of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. Environmental reserves for this site were $6 million and $6 million as of March 31, 2014 and September 30, 2013, respectively, which represents management’s best estimate of the probable future cost for this site.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

21.	Restructuring and Asset Impairment Charges, Net

During the year ended September 30, 2012, the Company recorded restructuring and asset impairment charges, net totaling $58 million. Included in this charge was $35 million related to employee severance costs, primarily resulting from decisions to realign the Company's European organizational structure to better position the business for long-term growth and to adjust the size of the workforce in anticipation of the sequestration impacts on the U.S. defense budgets. Through March 31, 2014, the Company has made cash severance payments of approximately $26 million. As of March 31, 2014, $9 million of employee separation costs related to the 2012 action remains to be paid in future periods.

22.	Business Segment Information

The sales and results of continuing operations of the Company's operating segments are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2014	2013	2014	2013
Sales:
Government Systems	$567	$578	$1,099	$1,124
Commercial Systems	556	542	1,077	1,048
Information Management Services	149	11	167	21
Total sales	$1,272	$1,131	$2,343	$2,193

Segment operating earnings:
Government Systems	$109	$112	$210	$219
Commercial Systems	127	116	238	221
Information Management Services	18	1	20	2
Total segment operating earnings	254	229	468	442

Interest expense(1)	(16)	(8)	(28)	(14)
Stock-based compensation	(7)	(7)	(12)	(13)
General corporate, net	(16)	(17)	(31)	(30)
Gain on divestiture of business	—	—	10	—
ARINC transaction costs(1)	(1)	—	(13)	—
Income from continuing operations before income taxes	214	197	394	385
Income tax expense	(67)	(36)	(116)	(92)
Income from continuing operations	$147	$161	$278	$293

(1) During the six months ended March 31, 2014, the Company incurred $3 million of bridge facility fees related to the acquisition of ARINC. These costs are included in Interest expense; therefore total transaction costs related to the acquisition of ARINC during the period were $16 million. At March 31, 2014, $3 million of transaction costs were unpaid and included in Accounts payable on the Condensed Consolidated Statement of Financial Position.

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

The following table summarizes sales by product category for the three and six months ended March 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2014	2013	2014	2013
Government Systems product categories:
Avionics	$333	$324	$650	$639
Communication products	132	152	250	285
Surface solutions	56	57	114	107
Navigation products	46	45	85	93
Government Systems sales	567	578	1,099	1,124

Commercial Systems product categories:
Air transport aviation electronics	313	288	617	567
Business and regional aviation electronics	243	254	460	481
Commercial Systems sales	556	542	1,077	1,048

Information Management Services sales	149	11	167	21

Total sales	$1,272	$1,131	$2,343	$2,193

Product category sales for Government Systems are delineated based upon differences in the underlying product technologies and markets served.

The air transport and business and regional aviation electronics product categories in Commercial Systems are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three and six months ended March 31, 2014, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $18 million and $37 million, respectively, compared to $18 million and $45 million for the three and six months ended March 31, 2013.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND OUTLOOK
We have a diversified and balanced business, serving both commercial and government markets. On December 23, 2013, we completed our acquisition of ARINC Incorporated (ARINC) for approximately $1.4 billion. The acquisition of ARINC was funded through a combination of new long-term debt issuances and commercial paper borrowings. In connection with this acquisition, a new Information Management Services business segment was formed. This new segment combines ARINC with the Company's flight services business, which had previously been included in the Commercial Systems segment. The integration of the ARINC business is well underway and is progressing as planned. The acquisition of ARINC is expected to expand our position as a leading provider of information management services.

Total revenues increased 7 percent during the first six months of 2014 as inorganic sales from the ARINC acquisition and higher revenues in Commercial Systems were partially offset by a 2 percent reduction within the Government Systems business. During the first half of our fiscal year, we maintained total segment operating margins at 20 percent of sales. During this same period, diluted earnings per share from continuing operations decreased 3 percent to $2.03, driven by higher income taxes resulting from differences in availability of the Federal Research and Development Tax Credit, which expired on December 31, 2013.

In December 2013, Congress passed and the President signed into law the Murray-Ryan Bipartisan Budget Act (BBA) of 2013, raising government discretionary spending limits for fiscal years 2014 and 2015. The overall impact of the BBA on our current year results is expected to be favorable and was previously incorporated into our sales estimates for Government Systems. More recently, the President released the fiscal year 2015 Department of Defense Budget, which reflects top-line growth in government spending for fiscal year 2016 and beyond. While the President's budget is higher than sequestration and provides some visibility into future year program spending, uncertainty surrounding defense spending could have a material adverse effect on our Company and the defense industry in general. We remain confident that our product offerings are well positioned to meet the needs of our government customers in this uncertain environment and we continue to enhance our international strategies and make proactive adjustments to our cost structure as necessary.

Our Commercial Systems business continues to benefit from strong market conditions in air transport with original equipment manufacturers (OEMs) increasing their production rates and building robust order backlogs as new aircraft enter into service. Production rates at the light end of the business jet market continue to be depressed. The market share gains we have achieved over the past several years, however, are expected to position us for growth as the market recovers.

The following table is a complete summary of our fiscal year 2014 guidance, which has been updated from amounts previously provided on January 21, 2014:

•	total sales in the range of $4.95 billion to $5.05 billion

•	diluted earnings per share from continuing operations in the range of $4.40 to $4.55 (from $4.35 to $4.55) (1)

•	cash provided by operating activities in the range of $600 million to $700 million

•	capital expenditures of about $160 million

•	total research and development investment of about $950 million (2)

(1) Earnings per share guidance was updated to reflect lower than previously estimated intangible asset amortization expense for ARINC.

(2) Total research and development (R&D) investment is comprised of company and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory.

RESULTS OF OPERATIONS

The following management discussion and analysis is based on reported financial results for the three and six months ended March 31, 2014 and 2013 and should be read in conjunction with our condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.
As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, we intend to divest ARINC's Aerospace Systems Engineering and Support division and therefore, this business has been accounted for as a discontinued operation for all periods presented. Unless otherwise noted, disclosures pertain to our continuing operations.

Three Months Ended March 31, 2014 and 2013

Sales

	Three Months Ended
	March 31
(in millions)	2014	2013
Total sales	$1,272	$1,131
Percent increase	12%

Total sales increased $141 million, or 12 percent. ARINC, which was acquired on December 23, 2013, contributed $137 million of the overall revenue growth. Non-acquisition organic revenues increased $4 million from the prior year, driven by a combined $15 million increase within the Commercial Systems and Information Management Services businesses, partially offset by an $11 million reduction in Government Systems sales. Refer to the Government Systems, Commercial Systems, and Information Management Services Financial Results sections below for a detailed discussion of sales in the second fiscal quarter of 2014 compared to the same period last year.

Cost of Sales

	Three Months Ended
	March 31
(in millions)	2014	2013
Total cost of sales	$894	$804
Percent of total sales	70.3%	71.1%

Cost of sales consists of all costs incurred to design, manufacture and deliver our products and services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Total cost of sales increased $90 million, or 11 percent, primarily due to the following:

•	$102 million of inorganic cost of sales from the ARINC acquisition

•
partially offset by $12 million of other net decreases to cost of sales, including lower employee incentive compensation costs, a reduction in company-funded R&D expense within Commercial Systems, and benefits from cost savings initiatives

Research and Development (R&D) expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended
	March 31
(in millions)	2014	2013
Customer-funded:
Government Systems	$92	$101
Commercial Systems	27	25
Total customer-funded	119	126
Company-funded:
Government Systems	19	19
Commercial Systems	48	52
Total company-funded	67	71
Total research and development expense (1)	$186	$197
Percent of total sales	14.6%	17.4%

(1) The Company is currently evaluating ARINC’s research and development expenditures in connection with our ongoing integration and purchase price accounting activities. As a result, Research and Development expenses related to the newly formed Information Management Services segment have been excluded from the table above.
We make significant investments in research and development to provide our customers with the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded R&D expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $8 million and $7 million for the three months ended March 31, 2014 and 2013, respectively. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

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

Total R&D expense for the three months ended March 31, 2014 decreased $11 million from the same period last year. The customer-funded portion of R&D expense decreased $7 million as a number of programs in Government Systems that were in development have completed or are now transitioning to production. The $4 million decrease in company-funded R&D was principally within Commercial Systems and was driven by a reduction in R&D efforts associated with various next generation business jet avionics development programs.

In addition to the R&D expenses above, our investments in pre-production engineering programs capitalized within inventory had a net increase of $46 million during the three months ended March 31, 2014, primarily driven by effort on the Boeing 737 MAX platform and Bombardier CSeries and Global 7000/8000 programs. For the three months ended March 31, 2013, our investments in pre-production engineering had a net increase of $40 million. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31
(in millions)	2014	2013
Selling, general and administrative expenses	$150	$126
Percent of total sales	11.8%	11.1%

Selling, general and administrative (SG&A) expenses consist primarily of labor, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the three months ended March 31, 2014 increased $24 million, driven primarily by $19 million of SG&A from the recently acquired ARINC business.

Interest Expense

	Three Months Ended
	March 31
(in millions)	2014	2013
Interest Expense	$16	$8
Percent increase	100%

Interest expense for the three months ended March 31, 2014 increased by $8 million from the same period last year, primarily driven by incremental interest on the long-term debt and commercial paper we issued to fund the ARINC acquisition.

See Note 10 of the Notes to the Condensed Consolidated Financial Statements for more detail regarding outstanding debt.

Net Income and Diluted Earnings Per Share

	Three Months Ended
	March 31
(in millions, except per share amounts)	2014	2013
Income from continuing operations, net of taxes	$147	$161
Percent of sales	11.6%	14.2%

Income from discontinued operations, net of taxes	1	—
Net income	$148	$161
Percent of sales	11.6%	14.2%

Diluted earnings per share from continuing operations	$1.07	$1.17
Diluted earnings per share from discontinued operations	0.01	—
Diluted earnings per share	$1.08	$1.17

Income from continuing operations, net of taxes for the three months ended March 31, 2014 was $147 million, a $14 million decrease from the $161 million reported for the three months ended March 31, 2013. Diluted earnings per share from continuing operations decreased 9 percent, or $0.10, during the three months ended March 31, 2014.

Income from continuing operations, net of taxes and earnings per share for the second quarter of fiscal year 2014 benefited from higher operating earnings in Commercial Systems, driven by higher sales to air transport customers, and the additional earnings from our recently completed ARINC acquisition in our newly formed Information Management Services segment.

These benefits, however, were more than offset by higher income taxes, higher interest expense, and lower operating earnings within Government Systems that resulted from their decreased sales volume. The higher income tax expense was primarily attributable to the absence of a $31 million income tax benefit that was included in the prior year results related to the retroactive reinstatement of the Federal Research and Development Tax Credit, which once again expired on December 31, 2013.
Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended
	March 31
(in millions)	2014	2013
Avionics	$333	$324
Communication products	132	152
Surface solutions	56	57
Navigation products	46	45
Total	$567	$578
Percent (decrease)	(2)%

Avionics sales increased $9 million, or 3 percent, primarily due to the following:

•	a $19 million increase from the combined impact of higher hardware deliveries and installations on the E-6B aircraft upgrade program and other international aircraft platforms

•	partially offset by $10 million in other net decreases to revenue, including lower development revenues on the KC-46 and KC-10 programs

Communication products sales decreased $20 million, or 13 percent, primarily driven by a $16 million reduction in satellite communication sales as fewer terminals were delivered and service revenues declined as troop deployments wind down in the Middle East.

Government Systems Segment Operating Earnings

	Three Months Ended
	March 31
(in millions)	2014	2013
Segment operating earnings	$109	$112
Percent of sales	19.2%	19.4%

The $3 million decrease in Government Systems operating earnings was primarily caused by the $11 million reduction in sales volume discussed in the Government Systems sales section above.

The decrease in Government Systems operating earnings as a percent of sales was primarily driven by the unfavorable margin impact from the lower sales volume.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Three Months Ended
	March 31
(in millions)	2014	2013
Air transport aviation electronics:
Original equipment	$171	$154
Aftermarket	124	116
Wide-body in-flight entertainment	18	18
Total air transport aviation electronics	313	288
Business and regional aviation electronics:
Original equipment	146	158
Aftermarket	97	96
Total business and regional aviation electronics	243	254
Total	$556	$542
Percent increase	3%

In connection with the acquisition of ARINC, a new Information Management Services business segment was formed that combines ARINC with the Company's existing flight services business, which had previously been included in the Commercial Systems segment. Prior period sales and earnings for the Commercial Systems segment have been revised to exclude results of the flight services business.

Total air transport aviation electronics sales increased $25 million, or 9 percent, primarily due to the following:

•	OEM sales increased $17 million, or 11 percent primarily due to increased product deliveries from higher aircraft production rates for the Boeing 787 aircraft

•	aftermarket sales increased $8 million, or 7 percent, driven primarily by higher regulatory airspace mandates and increased service and support activities

Total business and regional aviation electronics sales decreased $11 million, or 4 percent, primarily due to the following:

•	OEM sales decreased $12 million, or 8 percent, driven by a reduction in sales at the light-end of the business jet market

•	aftermarket sales increased $1 million, or 1 percent, as a result of higher service and support activities

Commercial Systems Segment Operating Earnings

	Three Months Ended
	March 31
(in millions)	2014	2013
Segment operating earnings	$127	$116
Percent of sales	22.8%	21.4%

Commercial Systems operating earnings increased $11 million, or 9 percent, primarily due to incremental earnings from the higher sales volume and a $7 million benefit from the combined impact of lower company-funded R&D expense and savings realized from cost reduction initiatives.

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to the benefits from lower company-funded R&D expense and cost savings initiatives.

Information Management Services Financial Results

Information Management Services Sales

On December 23, 2013, we acquired ARINC. In connection with this acquisition, a new Information Management Services business segment was formed. This new segment combines ARINC with our existing flight services business. Sales and earnings of the existing flight services business were previously included in the Commercial Systems segment. This business has been reclassified into the Information Management Services segment and prior period results of Commercial Systems have been restated. Prior period results of the Information Management Services segment do not include any sales or earnings from the ARINC acquisition, but do include a full three months of sales and earnings from the reclassified flight services business. Sales and earnings for the three months ended March 31, 2014 include a full three months of activity from the flight services business and the ARINC acquisition.

Our Information Management Services business enables mission-critical data and voice communications throughout the world to customers including the U.S. Federal Aviation Administration (FAA), commercial airlines, business aircraft operators, airport and critical infrastructure operators and major passenger and freight railroads. These communications are enabled by ARINC's high-performance, high-quality and high-assurance proprietary radio and terrestrial networks, enhancing customer efficiency, safety and connectivity.

Our information management services include:

•
voice and data communication services, such as GLOBALink voice and data services, which enable satellite, VHF and HF transmissions between the cockpit, the FAA and airline operation centers ensuring safety and efficiency for commercial airlines. These communications are enabled through ARINC's legacy ACARS® analog system and through the FAA's next generation VDLM2 digital technology

•
pre-flight and in-flight planning services and communications, such as ARINC Direct and ASCEND®, which provide business aircraft operators with cockpit and cabin voice and data communication capabilities, around the clock flight planning and support, flight tracking, weather information and ground services

•
airport communications and information systems designed to ease congestion and improve airport efficiency via airline agent and passenger-facing check-in, baggage, boarding and access control solutions

•	train dispatching and information systems including solutions to support positive train control as mandated by the 2008 Railroad Safety Improvement Act

•	mission critical security systems including intrusion detection, access control, video and credential management and vehicle identification for nuclear power plants and defense-related facilities

The following table presents Information Management Services sales:

	Three Months Ended
	March 31
(in millions)	2014	2013
Sales	$149	$11

Total Information Management Services sales increased $138 million, primarily due to the acquisition of ARINC, which contributed $137 million of revenue to the second quarter of fiscal year 2014.

Note 3 of the Notes to Condensed Consolidated Financial Statements presents supplemental pro-forma financial data as if the acquisition of ARINC had been completed as of the beginning of our prior year, or on October 1, 2012. The pro-forma data included in Note 3 combines the Company's consolidated results with the stand-alone results of ARINC for the pre-acquisition periods. The pro-forma data excludes the results of ASES, which we intend to divest. The supplemental pro-forma data is not necessarily indicative of results that actually would have occurred had the acquisition truly been consummated on October 1, 2012. On a pro-forma basis, sales for the newly formed Information Management Services segment would be $149 million and $132 million for the three months ended March 31, 2014 and 2013, respectively. The $17 million, or 13 percent, increase in the pro-forma sales was primarily due to growth in the flight planning and voice and data communication services provided by ARINC's commercial and business aviation divisions. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further pro-forma disclosures.

Information Management Services Segment Operating Earnings

	Three Months Ended
	March 31
(in millions)	2014	2013
Segment operating earnings	$18	$1
Percent of sales	12.1%	9.1%

Information Management Services operating earnings increased $17 million, primarily due to the acquisition of ARINC.

Operating earnings includes depreciation and amortization expense of $12 million and $1 million for the three months ended March 31, 2014 and 2013, respectively.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of sales, SG&A and Other Income, net on the Condensed Consolidated Statement of Operations. General corporate, net is summarized as follows:

	Three Months Ended
	March 31
(in millions)	2014	2013
General corporate, net	$16	$17

Six Months Ended March 31, 2014 and 2013

Sales

	Six Months Ended
	March 31
(in millions)	2014	2013
Total sales	$2,343	$2,193
Percent increase	7%

Total sales increased $150 million, or 7 percent. ARINC, which was acquired on December 23, 2013, contributed $143 million, or 7 percent, to the overall revenue growth. Non-acquisition organic revenues increased $7 million from the prior year, driven by a combined $32 million increase within the Commercial Systems and Information Management Services businesses, partially offset by a $25 million reduction in Government Systems sales. Refer to the Government Systems, Commercial Systems, and Information Management Services Financial Results sections below for a detailed discussion of sales.

Cost of Sales

	Six Months Ended
	March 31
(in millions)	2014	2013
Total cost of sales	$1,650	$1,554
Percent of total sales	70.4%	70.9%

Cost of sales consists of all costs incurred to design, manufacture and deliver our products and services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Total cost of sales increased $96 million, or 6 percent, primarily due to the following:

•	$106 million of inorganic cost of sales from the ARINC acquisition

•	partially offset by a $10 million reduction in company-funded R&D expense, as explained below

Research and Development (R&D) expense is included as a component of cost of sales and is summarized as follows:

	Six Months Ended
	March 31
(in millions)	2014	2013
Customer-funded:
Government Systems	$181	$199
Commercial Systems	49	47
Total customer-funded	230	246
Company-funded:
Government Systems	35	36
Commercial Systems	97	106
Total company-funded	132	142
Total research and development expense (1)	$362	$388
Percent of total sales	15.5%	17.7%

(1) The Company is currently evaluating ARINC’s research and development expenditures in connection with our ongoing integration and purchase price accounting activities. As a result, Research and Development expenses related to the newly formed Information Management Services segment have been excluded from the table above.

We make significant investments in research and development to provide our customers with the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded R&D expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $14 million and $12 million for the six months ended March 31, 2014 and 2013, respectively. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

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

Total R&D expense for the six months ended March 31, 2014 decreased $26 million from the same period last year. The customer-funded portion of R&D expense decreased $16 million as a number of programs that were in development have completed or are now transitioning to production in Government Systems. The $10 million decrease in company-funded R&D was principally within Commercial Systems and was driven by a reduction in R&D efforts associated with various next generation business jet avionics development programs.

In addition to the R&D expenses above, our investments in pre-production engineering programs capitalized within inventory had a net increase of $89 million during the six months ended March 31, 2014, primarily driven by effort on the Boeing 737 MAX platform and Bombardier CSeries and Global 7000/8000 programs. For the six months ended March 31, 2013, our investments in pre-production engineering had a net increase of $76 million. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

	Six Months Ended
	March 31
(in millions)	2014	2013
Selling, general and administrative expenses	$286	$250
Percent of total sales	12.2%	11.4%

Selling, general and administrative (SG&A) expenses consist primarily of labor, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the six months ended March 31, 2014 increased $36 million, primarily due to:

•	$20 million of SG&A costs from the recently acquired ARINC business

•	$13 million of transaction costs for legal, accounting and advisory fees resulting from the ARINC acquisition

•	$3 million of other net increases, including higher bid and proposal activities

Interest Expense

	Six Months Ended
	March 31
(in millions)	2014	2013
Interest Expense	$28	$14
Percent increase	100%

Interest expense increased by $14 million during the six months ended March 31, 2014 compared to the same period in 2013, primarily due to incremental interest on the new long-term debt and commercial paper we issued to fund the ARINC acquisition.

See Note 10 of the Notes to the Condensed Consolidated Financial Statements for more detail regarding outstanding debt.

Net Income and Diluted Earnings Per Share

	Six Months Ended
	March 31
(in millions, except per share amounts)	2014	2013
Income from continuing operations, net of taxes	$278	$293
Percent of sales	11.9%	13.4%

Income from discontinued operations, net of taxes	1	—
Net income	$279	$293
Percent of sales	11.9%	13.4%

Diluted earnings per share from continuing operations	$2.03	$2.10
Diluted earnings per share from discontinued operations	0.01	—
Diluted earnings per share	$2.04	$2.10

Income from continuing operations, net of taxes for the six months ended March 31, 2014 was $278 million, down 5 percent, or $15 million, from the $293 million in income from continuing operations, net of taxes reported for March 31, 2013. Diluted earnings per share from continuing operations decreased 3 percent to $2.03 for the six months ended March 31, 2014 compared to $2.10 for the six months ended March 31, 2013. The rate of decrease in diluted earnings per share from continuing operations was less than the rate of decrease in income from continuing operations, net of taxes as a result of the favorable impacts from our share repurchase program.

Income from continuing operations, net of taxes and earnings per share in the first half of fiscal year 2014 benefited from higher operating earnings in Commercial Systems and Information Management Services, and from the gain realized on the divestiture of Kaiser Optical Systems, Inc. (KOSI). These benefits, however, were more than offset by higher income taxes, higher interest cost, transaction costs incurred in connection with the ARINC acquisition, and lower operating earnings within Government Systems that resulted from the decreased sales volume.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Six Months Ended
	March 31
(in millions)	2014	2013
Avionics	$650	$639
Communication products	250	285
Surface solutions	114	107
Navigation products	85	93
Total	$1,099	$1,124
Percent (decrease)	(2)%

Avionics sales increased $11 million, or 2 percent, primarily due to the following:

•	a $31 million increase from the combined impact of higher hardware deliveries and installations on the E-6B aircraft upgrade program and other international aircraft platforms

•	partially offset by $20 million in other net decreases to revenue, including lower development revenues on the KC-46 and KC-10 programs

Communication products sales decreased $35 million, or 12 percent, primarily driven by a $37 million reduction in satellite communication sales as fewer terminals were delivered and service revenues declined as troop deployments wind down in the Middle East.

Surface solutions sales increased $7 million, or 7 percent, primarily due to the following:

•	$18 million increase attributable to higher international sales of Firestorm targeting systems

•	partially offset by other net decreases to revenue of $11 million, including a reduction of effort on the Common Range Integrated Instrumentation Systems development program

Navigation products sales decreased $8 million, or 9 percent, primarily due to fewer deliveries of our GPS-based products.

Government Systems Segment Operating Earnings

	Six Months Ended
	March 31
(in millions)	2014	2013
Segment operating earnings	$210	$219
Percent of sales	19.1%	19.5%

The $9 million decrease in Government Systems operating earnings was primarily due to the $25 million reduction in sales volume discussed in the Government Systems sales section above.

The decrease in Government Systems operating earnings as a percent of sales was primarily driven by the unfavorable margin impact from the lower sales volume.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Six Months Ended
	March 31
(in millions)	2014	2013
Air transport aviation electronics:
Original equipment	$328	$294
Aftermarket	252	228
Wide-body in-flight entertainment	37	45
Total air transport aviation electronics	617	567
Business and regional aviation electronics:
Original equipment	275	300
Aftermarket	185	181
Total business and regional aviation electronics	460	481
Total	$1,077	$1,048
Percent increase	3%

In connection with the acquisition of ARINC, a new Information Management Services business segment was formed that combines ARINC with the Company's existing flight services business, which had previously been included in the Commercial Systems segment. Prior period sales and earnings for the Commercial Systems segment have been revised to exclude results of the flight services business.

Total air transport aviation electronics sales increased $50 million, or 9 percent, primarily due to the following:

•	OEM sales increased $34 million, or 12 percent primarily due to increased product deliveries from higher aircraft production rates for the Boeing 787 aircraft

•
aftermarket sales increased $24 million, or 11 percent, primarily driven by higher revenue from regulatory airspace mandates, increased service and support activities, and a large delivery of spare parts for 787 aircraft

•	wide-body IFE sales decreased $8 million, or 18 percent, resulting from the absence of a $7 million last-time buy order for spare parts that was delivered to an airline customer last year

Total business and regional aviation electronics sales decreased $21 million, or 4 percent, primarily due to the following:

•	OEM sales decreased $25 million, or 8 percent, driven by a reduction in sales at the light-end of the business jet market

•	aftermarket sales increased $4 million, or 2 percent, as a result of higher service and support activities

Commercial Systems Segment Operating Earnings

	Six Months Ended
	March 31
(in millions)	2014	2013
Segment operating earnings	$238	$221
Percent of sales	22.1%	21.1%

Commercial Systems operating earnings increased $17 million, or 8 percent, primarily due to incremental earnings from the higher sales volume and a $9 million benefit resulting from a reduction in company-funded R&D expenses.

The incremental earnings from the higher sales volume were tempered as the sales growth primarily related to newer products, which typically feature less favorable initial margins. Therefore, the increase in Commercial Systems operating earnings as a percent of sales was primarily due to the benefits from lower company-funded R&D expense.

Information Management Services Financial Results

Information Management Services Sales

On December 23, 2013, we acquired ARINC. In connection with this acquisition, a new Information Management Services business segment was formed. This new segment combines ARINC with our existing flight services business. Sales and earnings of the existing flight services business were previously included in the Commercial Systems segment. This business has been reclassified into the Information Management Services segment and prior period results of Commercial Systems have been restated. Prior period results of the Information Management Services segment do not include any sales or earnings from the ARINC acquisition, but do include a full six months of sales and earnings from the reclassified flight services business. Sales and earnings for the six months ended March 31, 2014 include a full six months of activity from the flight services business and also include financial results for the ARINC acquisition for periods subsequent to the acquisition date.

The following table presents Information Management Services sales:

	Six Months Ended
	March 31
(in millions)	2014	2013
Sales	$167	$21

Total Information Management Services sales increased $146 million, primarily due to the acquisition of ARINC, which contributed $143 million of revenue to the first six months of 2014.

Note 3 of the Notes to Condensed Consolidated Financial Statements presents supplemental pro-forma financial data as if the acquisition of ARINC had been completed as of the beginning of our prior year, or on October 1, 2012. The pro-forma data included in Note 3 combines the Company's consolidated results with the stand-alone results of ARINC for the pre-acquisition periods. The pro-forma data excludes the results of ASES, which we intend to divest. The supplemental pro-forma data is not necessarily indicative of results that actually would have occurred had the acquisition truly been consummated on October 1, 2012. On a pro-forma basis, sales for the newly formed Information Management Services segment would be $273 million for both the six months ended March 31, 2014 and 2013. An increase in pro-forma revenue within ARINC’s commercial and business aviation divisions was offset by the combined impact of a reduction to revenue from the completion of effort on projects in ARINC's airport business and lower sales resulting from changes in the estimated profit margins expected to be realized on certain long-term contracts within the rail division. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further pro-forma disclosures.
Information Management Services Segment Operating Earnings

	Six Months Ended
	March 31
(in millions)	2014	2013
Segment operating earnings	$20	$2
Percent of sales	12.0%	9.5%

Information Management Services operating earnings increased $18 million, primarily due to to the acquisition of ARINC.

Operating earnings includes depreciation and amortization expense of $13 million and $2 million for the six months ended March 31, 2014 and 2013, respectively.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of sales, SG&A and Other Income, net on the Condensed Consolidated Statement of Operations. General corporate, net is summarized as follows:

	Six Months Ended
	March 31
(in millions)	2014	2013
General corporate, net	$31	$30

Retirement Plans

Net benefit expense for pension benefits and other retirement benefits are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2014	2013	2014	2013
Pension benefits	$1	$2	$4	$4
Other retirement benefits	3	3	5	7
Net benefit expense	$4	$5	$9	$11

Pension Benefits
In 2003, we amended our U.S. qualified and non-qualified pension plans covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. Additionally, the ARINC defined benefit pension plan that we assumed in connection with the December 2013 acquisition is also largely frozen to new participants who are not covered by collective bargaining agreements. As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, the ARINC pension plan was approximately 99 percent funded at the acquisition date.

For 2014, we anticipate $10 million of expense from the Rockwell Collins defined benefit pension plans. We expect this amount to be partially offset by $5 million of income from the acquired ARINC pension plans. Total defined benefit pension expense for 2014 is therefore expected to be $5 million, compared to $7 million of pension expense in 2013.

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

During the six months ended March 31, 2014, we made contributions to our U.S. qualified pension plan of $55 million. We do not expect to make any additional contributions to our U. S. qualified pension plan during 2014 nor do we expect to make any contributions to our ARINC pension plan during 2014. Contributions to our non-U.S. plans and U.S. non-qualified plan are anticipated to total $14 million in 2014. For the six months ended March 31, 2014 we made contributions to our non-U.S. plans and U.S. non-qualified pension plan of $8 million.

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

During the three months ended March 31, 2014 and 2013, the effective income tax rate from continuing operations was 31.3 percent and 18.3 percent, respectively. The higher effective income tax rate from continuing operations for the three months ended March 31, 2014, was primarily due to the differences in availability of the Federal R&D Tax Credit, partially offset by a favorable adjustment recorded in the current period that related to the resolution of the IRS audit for taxable years ended September 30, 2010 and 2011.
During the six months ended March 31, 2014 and 2013, the effective income tax rate from continuing operations was 29.4 percent and 23.9 percent, respectively. The higher effective income tax rate for the six months ended March 31, 2014, was primarily due to the differences in the availability of the Federal R&D Tax Credit as well as the absence of a tax benefit that was recognized last year for net operating loss carryovers in the United Kingdom. These unfavorable impacts were partially offset by favorable adjustments recorded in the current period due to the resolution of the IRS audit for taxable years ended September 30, 2010 and 2011 and the recognition of a tax benefit related to the Extraterritorial Income Exclusion claimed in prior years.
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

Operating Activities

	Six Months Ended
	March 31
(in millions)	2014	2013
Cash provided by operating activities	$63	$179

The $116 million reduction in cash provided by operating activities during the six months ended March 31, 2014 compared to the same period last year was primarily due to the following:

•
payments for production inventory and other operating costs increased by $173 million to $2,013 million during the first half of 2014, compared to $1,840 million during the first half of 2013. The increased payments for operating costs primarily resulted from the higher sales volume associated with our recently completed acquisition of ARINC. In addition, the operating cost payments for 2014 include approximately $13 million of payments that relate to ARINC transaction closing costs

•
payments for employee incentive pay increased $60 million. Incentive pay is expensed in the year it is incurred and is paid in the first fiscal quarter of the following year. During the six months ended March 31, 2014, $114 million was paid for employee incentive pay costs expensed during fiscal year 2013. This compares to $54 million paid during the six months ended March 31, 2013 for employee incentive pay costs expensed during fiscal year 2012

•
cash payments for income taxes increased $69 million to $114 million during the first six months of 2014 compared to $45 million paid during the same period last year. The increase in cash used for income tax payments is primarily due to differences in the availability of the Federal R&D Tax Credit and the timing of tax deductions, including lower contributions to our pension plan in fiscal year 2014 as compared to fiscal 2013

•
the above items were partially offset by higher cash receipts from customers which increased by $140 million to $2,380 million during the first half of 2014, compared to $2,240 million during the first half of 2013. The increase was primarily attributable to higher sales volume from our acquisition of ARINC

•
in addition, payments to our pension plan were lower by $54 million as we made contributions of $63 million during the six months ended March 31, 2014 as compared to $117 million during the same period in the prior year

Investing Activities

	Six Months Ended
	March 31
(in millions)	2014	2013
Cash used for investing activities	$(1,462)	$(62)

The $1.4 billion increase in cash used for investing activities during the six months ended March 31, 2014 compared to the same period last year was primarily due to the following:

•	in December 2013, we acquired ARINC for $1.415 billion. We had no business acquisitions during the same period of the prior year

•	partially offset by the proceeds from the divestiture of our KOSI business in November 2013. We had no business divestitures during the same period of the prior year

Financing Activities

	Six Months Ended
	March 31
(in millions)	2014	2013
Cash provided by (used for) financing activities	$1,414	$(113)

The $1.527 billion increase in cash provided by financing activities during the six months ended March 31, 2014 compared to the same period last year was primarily due to the following:

•
we received net proceeds of $1.089 billion from the issuance of long-term debt in December 2013. A portion of these proceeds were used to finance the acquisition of ARINC and the remainder was used to repay $200 million of long-term debt that matured in December 2013

•
net proceeds from short-term commercial paper borrowing increased by $246 million. During the first six months of 2014, net proceeds from short-term commercial paper borrowings were $631 million, compared to net proceeds of $385 million during the same period last year. The increase in short-term commercial paper borrowings was driven by our financing of the ARINC acquisition

•	cash repurchases of common stock decreased $376 million to $61 million during the six months ended March 31, 2014, compared to $437 million repurchased during the same period last year

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

A comparison of key elements of our financial condition as of March 31, 2014 and September 30, 2013 are as follows:

(in millions)	March 31, 2014	September 30, 2013
Cash and cash equivalents	$410	$391
Short-term debt(1)	(866)	(436)
Long-term debt, net	(1,658)	(563)
Net debt (2)	$(2,114)	$(608)
Total equity	$1,852	$1,623
Debt to total capitalization (3)	58%	38%
Net debt to total capitalization (4)	53%	27%

(1)
Short-term debt at March 31, 2014 is comprised of short-term commercial paper borrowings. Short-term debt at September 30, 2013 includes $235 million of short-term commercial paper borrowings, $200 million of unsecured debt that matured on December 1, 2013 (the 2013 Notes) and a $1 million fair value swap adjustment related to the 2013 Notes

(2)	Calculated as total of short-term and long-term debt, net (Total debt), less cash and cash equivalents

(3)	Calculated as Total debt divided by the sum of Total debt plus Total equity

(4)	Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. On December 23, 2013, we acquired ARINC for $1.415 billion. This acquisition was funded through a combination of new long-term debt which we issued on December 16, 2013 and commercial paper borrowings. The net proceeds from the long-term debt issuance totaled $1.089 billion, of which approximately $900 million was used for the ARINC acquisition and a portion was used to effectively refinance the 2013 Notes, which had matured on December 1, 2013 (the 2013 Notes principal was initially paid at maturity using commercial paper). The balance of the ARINC purchase price was funded with commercial paper issuances which we intend to pay down over the next few years using our operating cash flow. While the incremental debt resulting from the acquisition of ARINC increased our leverage, we expect to maintain our investment grade credit ratings and have continued access to the credit markets.

As of March 31, 2014, approximately 90 percent of our cash and cash equivalents resides at non-U.S. locations and may not be readily accessible for use in the U.S. due to potential adverse income tax implications and other statutory limitations. Due to the fluctuations of cash flows, we supplement our internally-generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1.2 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance.

At March 31, 2014, short-term commercial paper borrowings outstanding were $866 million with a weighted-average interest rate and maturity period of 0.34 percent and 37 days, respectively. At September 30, 2013, short term commercial paper borrowings outstanding were $235 million. The maximum amount of short-term commercial paper borrowings outstanding during the six months ended March 31, 2014 was $975 million.

In the event our access to the commercial paper markets is impaired, we have access to a five-year $1 billion unsecured revolving credit facility and a 364-day $200 million unsecured revolving credit facility, each of which was entered into on December 23, 2013. These revolving credit facilities are in place principally to support our commercial paper program. The credit facilities include one financial covenant that requires us to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at March 31, 2014 based on this financial covenant was 45 percent. We had no borrowings at September 30, 2013 under our revolving credit facilities.

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

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of March 31, 2014:

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

We were in compliance with all debt covenants at March 31, 2014 and September 30, 2013.

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

CAUTIONARY STATEMENT
This quarterly report contains statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; adjustments to the commercial OEM production rates and the aftermarket; the impacts of natural disasters, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or other sensitive information, corruption of data or operational disruption; delays related to the award of domestic and international contracts; delays in customer programs; unanticipated impacts of sequestration and other provisions of the Budget Control Act of 2011 as modified by the Bipartisan Budget Act of 2013; the discontinuance of support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of terrorist events on the commercial aerospace industry; declining defense budgets resulting from budget deficits in the U.S. and abroad; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; potential unavailability of our mission-critical data and voice communication networks; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to our internal performance plans such as our productivity and quality improvements and cost reduction initiatives; achievement of ARINC integration and synergy plans as well as our other acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of lawsuits, claims and legal proceedings, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At March 31, 2014, we had the following unsecured long-term debt obligations:

	March 31, 2014
(in millions)	Interest Rate	Carrying Value	Fair Value
$400 Notes due 2043	4.80%	$398	$425
$400 Notes due 2023	3.70%	399	409
$250 Notes due 2021	3.10%	249	251
$300 Notes due 2019	5.25%	299	340
$300 Notes due 2016	3 month LIBOR plus 0.35%	300	300

In September, we entered into forward starting interest rate swap agreements with combined notional values of $200 million to effectively lock in fixed interest rates on a portion of the long-term debt we incurred to refinance maturing debt and to fund the acquisition of ARINC. In October 2013, we entered into an additional $300 million notional value of forward starting interest rate swap agreements. These forward starting interest rate swaps were designated as cash flow hedges and were executed to hedge against the risk of potentially higher benchmark U.S. Treasury bond yields on long-term debt with maturities ranging from 2023 to 2043 and fixed interest rates ranging between 2.8150% and 3.8775%. The forward starting swaps were terminated in December 2013 at a net loss of $2 million concurrent with our debt issuance. The net loss was deferred within Accumulated other comprehensive losses on the Condensed Consolidated Statement of Financial Position and this amount will be amortized into Interest expense over the life of the corresponding debt. In March 2014, we entered into interest rate swap contracts which effectively converted $200 million of the 2023 Notes to floating rate debt based on one-month LIBOR plus 0.94 percent.

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $40 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $42 million. The fair value of the $350 million notional value of interest rate swap contracts was a $13 million net asset at March 31, 2014. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 16 and 17 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $295 million and $482 million at March 31, 2014 and September 30, 2013, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a net liability of $2 million and $0 at March 31, 2014 and September 30, 2013, respectively. A hypothetical 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at March 31, 2014 by $4 million. For more information related to outstanding currency forward exchange contracts, see Notes 16 and 17 in the Notes to Condensed Consolidated Financial Statements.

Item 4A.	Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of March 31, 2014, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of 2014, the Company completed the acquisition of ARINC. The Company has begun the process to integrate the acquired ARINC operations into our overall system of internal control over financial reporting.

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our Board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2014 through January 31, 2014	—	$—	—	$395 million
February 1, 2014 through February 28, 2014	225,000	$81.51	225,000	$376 million
March 1, 2014 through March 31, 2014	250,000	$81.62	250,000	$356 million
Total/Average	475,000	$81.57	475,000

(1)	On February 7, 2013 our Board authorized the repurchase of an additional $500 million of our common stock, as reflected in the table above. The authorization has no stated expiration.

EXHIBIT INDEX

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

10-f-1	Rockwell Collins 2005 Deferred Compensation Plan, Amended and Restated

10-n-2	Schedule identifying executives of the Company who are party to a Change of Control Agreement

10-p-2	Consulting Agreement between the Company and Gary R. Chadick dated February 6, 2014

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	April 17, 2014	By	/s/ Tatum J. Buse
Tatum J. Buse
Vice President, Finance and Controller
(Principal Accounting Officer and an Authorized Officer)

S-1