Form 10-Q
period 2014-06-30
ROCKWELL COLLINS INC
filed 2014-07-22
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

135,099,026 shares of the registrant's Common Stock were outstanding on July 16, 2014.

ROCKWELL COLLINS, INC.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited; in millions, except per share amounts)

	June 30,	September 30,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$450	$391
Receivables, net	1,131	1,058
Inventories, net	1,707	1,518
Current deferred income taxes	8	19
Businesses held for sale	69	17
Other current assets	146	91
Total current assets	3,511	3,094

Property	888	773
Goodwill	1,865	779
Intangible Assets	688	288
Long-term Deferred Income Taxes	64	245
Other Assets	237	221
TOTAL ASSETS	$7,253	$5,400
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$855	$436
Accounts payable	467	463
Compensation and benefits	241	293
Advance payments from customers	354	324
Accrued customer incentives	184	184
Product warranty costs	109	121
Liabilities associated with businesses held for sale	31	4
Other current liabilities	191	156
Total current liabilities	2,432	1,981

Long-term Debt, Net	1,663	563
Retirement Benefits	986	1,078
Other Liabilities	219	155

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,480	1,469
Retained earnings	4,479	4,163
Accumulated other comprehensive loss	(1,255)	(1,287)
Common stock in treasury, at cost (shares held: June 30, 2014, 48.7; September 30, 2013, 48.7)	(2,759)	(2,729)
Total shareowners’ equity	1,947	1,618
Noncontrolling interest	6	5
Total equity	1,953	1,623
TOTAL LIABILITIES AND EQUITY	$7,253	$5,400

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2014	2013	2014	2013
Sales:
Product sales	$1,065	$1,060	$3,117	$3,067
Service sales	199	72	460	188
Total sales	1,264	1,132	3,577	3,255

Costs, expenses and other:
Product cost of sales	743	725	2,176	2,129
Service cost of sales	134	44	319	129
Selling, general and administrative expenses	148	130	430	374
Interest expense	15	7	43	21
Other income, net	(5)	(4)	(20)	(14)
Total costs, expenses and other	1,035	902	2,948	2,639

Income from continuing operations before income taxes	229	230	629	616
Income tax expense	66	69	184	161
Income from continuing operations	163	161	445	455

Income (loss) from discontinued operations, net of taxes	(5)	3	(8)	2

Net income	$158	$164	$437	$457

Earnings (loss) per share:
Basic
Continuing operations	$1.21	$1.19	$3.29	$3.32
Discontinued operations	(0.04)	0.02	(0.06)	0.01
Basic earnings per share	$1.17	$1.21	$3.23	$3.33

Diluted
Continuing operations	$1.19	$1.18	$3.25	$3.29
Discontinued operations	(0.04)	0.02	(0.06)	0.01
Diluted earnings per share	$1.15	$1.20	$3.19	$3.30

Weighted average common shares:
Basic	135.2	135.5	135.3	137.1
Diluted	136.9	137.2	136.9	138.5

Cash dividends per share	$0.30	$0.30	$0.90	$0.90

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net income	$158	$164	$437	$457
Unrealized foreign currency translation adjustments	3	—	2	(11)
Pension and other retirement benefits adjustments (net of taxes for the three and nine months ended June 30, 2014 of $5 and $15, respectively; net of taxes for the three and nine months ended June 30, 2013 of $6 and $18, respectively)	9	10	26	31
Cash flow hedge adjustments (net of taxes for the three and nine months ended June 30, 2014 of $1 and $0, respectively; net of taxes for the three and nine months ended June 30, 2013 of $(2) and $(2), respectively)	2	(3)	4	(5)
Comprehensive income	$172	$171	$469	$472

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	June 30
	2014	2013
Operating Activities:
Net income	$437	$457
Adjustments to arrive at cash provided by operating activities:
Gain on sale of business	(10)	—
Loss on pending divestiture of business	4	—
Depreciation	102	91
Amortization of intangible assets and pre-production engineering costs	61	41
Stock-based compensation expense	17	19
Compensation and benefits paid in common stock	37	42
Excess tax benefit from stock-based compensation	(5)	(7)
Deferred income taxes	80	75
Pension plan contributions	(66)	(120)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	40	2
Production inventory	(104)	(99)
Pre-production engineering costs	(156)	(131)
Accounts payable	(18)	(67)
Compensation and benefits	(77)	3
Advance payments from customers	(25)	11
Accrued customer incentives	—	(7)
Product warranty costs	(11)	(7)
Income taxes	(65)	14
Other assets and liabilities	(4)	(8)
Cash Provided by Operating Activities	237	309

Investing Activities:
Acquisition of business, net of cash acquired	(1,405)	—
Property additions	(115)	(85)
Proceeds from the disposition of property	—	1
Acquisition of intangible assets	(1)	(1)
Proceeds from business divestitures	24	—
Cash (Used for) Investing Activities	(1,497)	(85)

Financing Activities:
Purchases of treasury stock	(111)	(524)
Cash dividends	(122)	(124)
Proceeds from short-term commercial paper borrowings, net	620	400
Repayment of debt	(200)	—
Net proceeds from long-term debt issuance	1,089	—
Proceeds from the exercise of stock options	35	38
Excess tax benefit from stock-based compensation	5	7
Cash Provided by (Used for) Financing Activities	1,316	(203)

Effect of exchange rate changes on cash and cash equivalents	3	(2)

Net Change in Cash and Cash Equivalents	59	19
Cash and Cash Equivalents at Beginning of Period	391	335
Cash and Cash Equivalents at End of Period	$450	$354

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business Description and Basis of Presentation

Rockwell Collins, Inc. (the Company or Rockwell Collins) designs, produces and supports communications and aviation systems for commercial and military customers and provides information management services through voice and data communication networks and solutions worldwide.

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year.

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

As discussed in Note 4, Discontinued Operations and Divestitures, the Company entered into an agreement during the quarter to divest its satellite communication systems business, formerly known as Datapath, Inc. (Datapath), with operations in Duluth, Georgia and Stockholm, Sweden. The Company also intends to divest the Aerospace Systems Engineering and Support (ASES) business, which was acquired as part of the ARINC transaction. As such, these businesses are classified as held for sale and have been accounted for as discontinued operations for all periods presented. Unless otherwise noted, disclosures pertain to the Company's continuing operations.

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

In April 2014 the FASB issued guidance that modifies the criteria used to qualify divestitures for classification as discontinued operations and expands disclosures related to disposals of significant components. The amendment will

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

become effective for the Company in fiscal 2016 with early adoption permitted; the Company does not intend to early adopt the amended guidance. The amended guidance is expected to decrease the likelihood that future disposals will qualify for discontinued operations treatment, meaning that the results of operations of some future disposals may be reported in continuing operations.

In May 2014 the FASB issued comprehensive new revenue recognition guidance, effectively replacing all current guidance on the topic. Given the significance of this change, the Company is currently in the process of reviewing the new standard and its potential impact on the Company. The new guidance is effective for the Company in fiscal 2018, and may significantly impact the Company's financial position, results of operations or cash flows upon implementation.

3.	Acquisitions

On December 23, 2013, the Company acquired 100 percent of the outstanding common stock and voting interests of Radio Holdings, Inc. (Radio Holdings), the holding company of ARINC, a leading global provider of air-to-ground data and voice communication services. ARINC enables mission critical data and voice communications throughout the world to customers including the U.S. Federal Aviation Administration (FAA), commercial airlines, business aircraft operators, airport and critical infrastructure operators and major passenger and freight railroads. Combining ARINC’s communication networks and services with the Company’s onboard aircraft information systems will strengthen the Company’s ability to deliver efficiency and enhanced connectivity to aircraft operators worldwide.
The ARINC purchase price was $1.405 billion, net of cash acquired and net of $10 million in cash received by the Company in June 2014 from the settlement of various post-closing matters, including adjustments for changes in working capital. As discussed in Note 10, the Company used proceeds from the issuance of long-term debt and commercial paper to finance the cash purchase price. The following table, which is preliminary and subject to change, summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date.

(in millions)	December 23, 2013
Restricted Cash(1)	$61
Receivables and Other current assets	182
Building held for sale(2)	81
Business held for sale(3)	25
Property	56
Intangible Assets	430
Other Assets	7
Total Identifiable Assets Acquired	842
Payable to ARINC option holders(1)	(61)
Current Liabilities	(181)
Liability related to building held for sale(2)	(81)
Liabilities associated with business held for sale(3)	(9)
Long-term deferred income taxes	(152)
Retirement Benefits and Other Long-term Liabilities	(39)
Total Liabilities Assumed	(523)
Net Identifiable Assets Acquired, excluding Goodwill	319
Goodwill	1,086
Net Assets Acquired	$1,405

(1) Option-holders of ARINC were due approximately $61 million at the transaction closing date. This payment did not clear until December 24, 2013. Therefore the opening balance sheet, which is prepared as of December 23, 2013, includes restricted cash of $61 million and a current liability payable to the ARINC option holders for an equal amount.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) On March 28, 2014, the Company sold the building which was classified as held for sale at the acquisition date. For more information related to the Building held for sale, see below.
(3) Assets and liabilities associated with the Business held-for-sale relate to ASES, which the Company intends to divest, as detailed in Note 4.

The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as allowed by FASB Accounting Standards Codification Topic 805, Business Combinations (ASC 805). As of June 30, 2014, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary. The size and breadth of the ARINC acquisition necessitates use of the measurement period to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, certain reserves, purchase price adjustments and the related tax impacts of any changes made. Any potential adjustments will be made retroactively and could be material to the preliminary values presented above.

The preliminary purchase price allocation resulted in the recognition of $1.086 billion of goodwill, none of which is expected to be deductible for tax purposes. All of the goodwill is included in the Company’s new Information Management Services segment. The goodwill is primarily a result of revenue synergy opportunities generated by the combination of the Company’s aviation electronics and flight services business with ARINC’s network communication solutions and cost synergies resulting from the consolidation of certain corporate and administrative functions. Goodwill also results from the workforce acquired with the business. See Note 22 for additional information relating to the new Information Management Services segment.
ARINC’s results of operations have been included in the Company's operating results for the period subsequent to the completion of the acquisition on December 23, 2013. ARINC contributed sales of $134 million for the three months ended June 30, 2014 and $277 million from the date of acquisition through June 30, 2014, and net income of $12 million for the three months ended June 30, 2014 and $22 million from the date of acquisition through June 30, 2014.

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
The Building held for sale was comprised of the land and buildings of the ARINC corporate headquarters, located in Annapolis, Maryland. The related liability represented future rental payment obligations under the leaseback agreement. As of the acquisition date, the real estate assets were being marketed for sale. In March 2014, the assets were sold to an unrelated third party. The net proceeds from the sale of $81 million were remitted directly to the ARINC pension plan, and have been included as a benefit to the funded status of that plan, as detailed in Note 11, Retirement Benefits. The sale had no impact on the Company's statement of operations or statement of cash flows.

Concurrent with the sale of the real estate assets, the Company entered into revised lease agreements with the new owner of the Annapolis, Maryland facilities. A portion of the leased assets have been classified as a capital lease resulting in the establishment of capital lease assets and offsetting capital lease obligation on the Company's Condensed Consolidated Statement of Financial Position, as described in Note 7, Property.

Transaction-related Expenses
The Company incurred transaction costs related to the acquisition of $0 and $16 million during the three and nine months ended June 30, 2014, respectively. Of the year to date amount, $13 million is recorded within Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. The remaining $3 million is

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded within Interest expense and relates to fees incurred in connection with the bridge credit agreement which was entered into in September 2013 to support the financing of the ARINC acquisition.
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

The unaudited supplemental pro-forma financial information was calculated by combining the Company's results with the stand-alone results of ARINC for the pre-acquisition periods, which were adjusted to account for certain transactions and other costs that would have been incurred during this pre-acquisition period. The pro-forma information included herein is preliminary and may be revised as additional information becomes available and as additional analysis is performed within the one year measurement period allowed by ASC 805. Any potential future adjustments could be material.

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions, except per share amounts)	2014	2013	2014	2013
Pro-forma sales	$1,264	$1,262	$3,683	$3,637
Pro-forma net income attributable to common shareowners from continuing operations	$163	$168	$448	$453
Pro-forma basic earnings per share from continuing operations	$1.21	$1.24	$3.31	$3.30
Pro-forma diluted earnings per share from continuing operations	$1.19	$1.22	$3.27	$3.27

The unaudited supplemental pro-forma data above exclude the results of ASES, which the Company intends to divest, as detailed in Note 4. The following significant adjustments were made to account for certain transactions and costs that would have occurred if the acquisition had been completed on October 1, 2012. These adjustments are net of any applicable tax impact and were included to arrive at the pro-forma results above. As the acquisition of ARINC was completed on December 23, 2013, the pro forma adjustments for the three and nine months ended June 30, 2014 in the table below include only the required adjustments through December 23, 2013.

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2014	2013	2014	2013
Increases / (decreases) to pro-forma net income:
Net reduction to depreciation resulting from fixed asset purchase accounting adjustments(1)	$—	$2	$2	$7
Advisory, legal and accounting service fees(2)	—	—	21	(22)
Amortization of acquired ARINC intangible assets, net(3)	—	(3)	(4)	(12)
Interest expense incurred on acquisition financing, net(4)	—	(2)	—	(5)

(1) This adjustment captures the net impact to depreciation expense resulting from various purchase accounting adjustments to fixed assets

(2) This adjustment reflects the elimination of transaction-related fees incurred by ARINC and Rockwell Collins in connection with the acquisition and assumes all of the fees were incurred during the first quarter of 2013

(3) This adjustment eliminates amortization of the historical ARINC intangible assets and replaces it with the new amortization for the acquired intangible assets

(4) This adjustment reflects the addition of interest expense for the debt incurred by Rockwell Collins to finance the ARINC acquisition, net of interest expense that was eliminated on the historical ARINC debt that was repaid at the acquisition date. The adjustment also reflects the

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

elimination of interest expense incurred by Rockwell Collins for bridge loan financing which was assumed to not be required for purposes of the pro-forma periods presented.

4.	Discontinued Operations and Divestitures

On May 22, 2014, the Company entered into an agreement to sell its satellite communication systems business formerly known as Datapath, Inc. (Datapath). Datapath designs, manufactures, and services ground-based satellite communication systems, primarily for military applications, and includes operations in Duluth, Georgia and Stockholm, Sweden. The sale is subject to customary closing conditions and is expected to close in the fourth quarter. During the third quarter of 2014, the Company recognized a pre-tax loss of $14 million ($4 million after-tax) related to the pending divestiture of the Datapath business. The high effective tax rate is primarily attributable to differences in the treatment of goodwill for income tax and financial reporting purposes. There could be additional gains or losses recorded upon the final disposition of this business. The operating results of Datapath, including the loss expected to be realized on the disposition, have been included in discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. The Datapath business was formerly included in the Government Systems segment. The anticipated divestiture of this business is part of our strategy to reshape the Government Systems segment to align with the changing dynamics of the defense environment and focus on opportunities in addressed markets for the Company's core products and solutions.
The Company also intends to divest ARINC's ASES business, which provides military aircraft integration and modifications, maintenance, and logistics and support, in order to align with the Company's long-term primary business strategies. The operating results of ASES are included in discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented.

At June 30, 2014, the Company has classified $69 million of assets related to Datapath and ASES as businesses held-for-sale within current assets and $31 million of liabilities related to Datapath and ASES as businesses held-for-sale within current liabilities on the Condensed Consolidated Statement of Financial Position. The major classes of assets and liabilities that make up the current assets and current liabilities are as follows:

June 30, 2014
Receivables	$29
Inventory, net	17
Current deferred income taxes	2
Other current assets	7
Property	7
Goodwill and intangible assets	5
Other Assets	2
Total assets classified as current	$69

Accounts payable	$10
Compensation and benefits	6
Advance payments from customers	3
Product warranty costs	1
Other current liabilities	7
Other Liabilities	4
Total liabilities classified as current	$31

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2014	2013	2014	2013
Sales	$31	$33	$74	$103
Income (loss) from discontinued operations before income taxes	(13)	4	(17)	3

On November 22, 2013, the Company sold its subsidiary, Kaiser Optical Systems, Inc. (KOSI), a supplier of spectrographic instrumentation and applied holographic technology, to Endress+Hauser. The sale price, after post-closing adjustments for changes in working capital, was $23 million. This resulted in a pretax gain of $10 million, which was included in Other income during the three months ended December 31, 2013. The divestiture of this business is part of our strategy to reshape the Government Systems segment to align with the changing dynamics of the defense environment and focus on opportunities in addressed markets for the Company's core products and solutions. As part of the divestiture agreement, the Company entered into a long-term supply agreement with the buyer that allows the Company to continue purchasing certain products from KOSI after completion of the sale. As a result of this continuing involvement, the KOSI divestiture did not qualify for classification as a discontinued operation. As of September 30, 2013, the KOSI business was classified within current assets and current liabilities as a business held-for-sale.

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	June 30, 2014	September 30, 2013
Billed	$792	$823
Unbilled	535	432
Less progress payments	(186)	(188)
Total	1,141	1,067
Less allowance for doubtful accounts	(10)	(9)
Receivables, net	$1,131	$1,058

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included within Other Assets.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	June 30, 2014	September 30, 2013
Finished goods	$207	$181
Work in process	287	273
Raw materials, parts and supplies	377	358
Less progress payments	(10)	(8)
Total	861	804
Pre-production engineering costs	846	714
Inventories, net	$1,707	$1,518

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

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter
Anticipated amortization expense for pre-production engineering costs	$36	$53	$70	$75	$86	$550

Amortization expense for pre-production engineering costs for the three and nine months ended June 30, 2014 was $10 million and $24 million, respectively, compared to $6 million and $18 million for the three and nine months ended June 30, 2013. As of June 30, 2014, the weighted average amortization period remaining for pre-production engineering costs included in inventory was approximately 11 years.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Property

Property is summarized as follows:

(in millions)	June 30, 2014	September 30, 2013
Land	$16	$10
Buildings and improvements	408	388
Machinery and equipment (including internal use software)	1,131	1,066
Information systems software and hardware	357	344
Furniture and fixtures	65	65
Capital leases	62	—
Construction in progress	126	101
Total	2,165	1,974
Less accumulated depreciation	(1,277)	(1,201)
Property	$888	$773

Property additions acquired by incurring capital leases, which are reflected as non-cash transactions in the Company's Condensed Consolidated Statement of Cash Flows were $56 million and $0 at June 30, 2014 and 2013, respectively.

A portion of the Company's operations are conducted in leased real estate facilities, including both operating and, to a lesser extent, capital leases. Accumulated depreciation relating to assets under capital lease totals $3 million and $0 as of June 30, 2014 and September 30, 2013, respectively. Amortization of assets under capital lease is recorded as depreciation expense. Remaining minimum lease payments under capital leases total $85 million, including $29 million of interest, as of June 30, 2014.

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Information Management Services	Total
Balance at September 30, 2013	$513	$266	$—	$779
ARINC acquisition	—	—	1,086	1,086
Reclassification from Commercial Systems to Information Management Services	—	(4)	4	—
Reclassification of Datapath goodwill to business held-for-sale	(1)	—	—	(1)
Foreign currency translation adjustments and other	1	—	—	1
Balance at June 30, 2014	$513	$262	$1,090	$1,865

As a result of the ARINC acquisition, the Company recorded $1.086 billion of goodwill. The goodwill value is preliminary and subject to change. Beginning in the first quarter of 2014, the Company created a new Information Management Services segment. This segment combines the retained portion of the newly acquired ARINC business with the Company's existing flight services business, which had previously been included in the Commercial Systems segment. As a result of the reorganization of the Company's segments, a portion of the goodwill from the Commercial Systems segment was reassigned to the Information Management Services segment using a fair value allocation method.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Intangible assets are summarized as follows:

	June 30, 2014			September 30, 2013
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$323	$(176)	$147	$222	$(175)	$47
Backlog	3	—	3	—	—	—
Customer relationships:
Acquired	338	(61)	277	89	(60)	29
Up-front sales incentives	252	(44)	208	241	(35)	206
License agreements	13	(8)	5	13	(8)	5
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	47	—	47	—	—	—
Intangible assets	$991	$(303)	$688	$580	$(292)	$288

As a result of the ARINC acquisition, the Company has preliminarily allocated $383 million to finite-lived intangible assets with a weighted average life of approximately 15 years and $47 million to indefinite-lived intangible assets.
Rockwell Collins provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer relationship intangible asset and are amortized using a units-of-delivery method over the period the Company has received a contractually enforceable right related to the incentives, up to 15 years. Amortization is based on the Company’s expectation of delivery rates on a program-by-program basis. Amortization begins when the Company starts recognizing revenue as the Company delivers equipment for the program. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of June 30, 2014, the weighted average amortization period remaining for up-front sales incentives was approximately 9 years.
Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter
Anticipated amortization expense for up-front sales incentives	$12	$14	$18	$20	$22	$131
Anticipated amortization expense for intangibles acquired in ARINC acquisition	19	26	26	26	26	260
Anticipated amortization expense for all other intangible assets	19	15	12	8	6	18
Total	$50	$55	$56	$54	$54	$409
Amortization expense for intangible assets for the three and nine months ended June 30, 2014 was $14 million and $37 million, respectively, compared to $8 million and $23 million for the three and nine months ended June 30, 2013.

The Company reviews Intangible Assets for impairment at least annually, or whenever potential indicators of impairment exist.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Other Assets

Other assets are summarized as follows:

(in millions)	June 30, 2014	September 30, 2013
Long-term receivables	$29	$32
Investments in equity affiliates	12	22
Exchange and rental assets (net of accumulated depreciation of $94 at June 30, 2014 and $91 at September 30, 2013)	58	55
Other	138	112
Other assets	$237	$221

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

During the second quarter of 2014, the Company established a new joint venture to develop and deliver products for the C919 Program. Rockwell Collins CETC Avionics Co., Ltd (RCCAC) is a 50 percent owned joint venture with CETC Avionics Co., Ltd (CETCA). The Company's share of earnings or losses of RCCAC is included in the operating results of the Commercial Systems segment.

As a result of the ARINC acquisition, the Company has a new joint venture. ADARI Aviation Technology Limited (ADARI) is a 50 percent owned joint venture with Aviation Data Communication Corporation Co, LTD. The Company's share of earnings or losses of ADARI is included in the operating results of the Information Management Services segment.

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

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $42 million and $118 million for the three and nine months ended June 30, 2014, respectively, and $33 million and $102 million for the three and nine months ended June 30, 2013. The deferred portion of profit generated from sales to equity affiliates was $0 at June 30, 2014 and $1 million at September 30, 2013.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $3 million and $8 million for the three and nine months ended June 30, 2014, respectively, and $2 million and $7 million for the three and nine months ended June 30, 2013, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Debt

Short-term Debt
Short-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	June 30, 2014	September 30, 2013
Short-term commercial paper borrowings	$855	$235
Current portion of long-term debt	—	200
Current portion of fair value swap adjustment (Notes 16 and 17)	—	1
Short-term debt	$855	$436

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1.2 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. The commercial paper program is supported by the Company's five-year $1.0 billion revolving credit facility and a 364-day $200 million revolving credit facility. At June 30, 2014, short-term commercial paper borrowings outstanding were $855 million with a weighted-average interest rate and maturity period of 0.34 percent and 41 days, respectively. At September 30, 2013, short-term commercial paper borrowings outstanding were $235 million with a weighted-average interest rate and maturity period of 0.18 percent and 15 days, respectively.

For the nine months ended June 30, 2014 and 2013, gross borrowings under the Company's commercial paper program with a maturity period greater than 90 days were $265 million and $0, respectively. For the nine months ended June 30, 2014 and 2013, gross payments under the Company's commercial paper program with a maturity period greater than 90 days were $90 million and $0, respectively. These borrowings and payments were included within short-term commercial paper borrowings, net on the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2014 and 2013, respectively.

Revolving Credit Facilities
On September 24, 2013, the Company entered into new credit agreements to ensure adequate commercial paper borrowing capacity in anticipation of the Company's pending ARINC acquisition and to meet other short-term cash requirements. The Company closed on these new revolving credit facilities on December 23, 2013, concurrent with the ARINC acquisition closing date. These new credit facilities consist of a five-year $1.0 billion credit facility that expires in December 2018 and a 364-day $200 million credit facility that expires in December 2014. These agreements replace the prior $850 million revolving credit facility that was terminated concurrently upon the closing of the new agreements. The credit facilities include one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans. The ratio was 44 percent as of June 30, 2014. The credit facilities also contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under these credit facilities bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At June 30, 2014 and September 30, 2013, there were no outstanding borrowings under either revolving credit facility.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $58 million as of June 30, 2014, of which $16 million was utilized to support commitments in the form of commercial letters of credit. At
June 30, 2014 and September 30, 2013, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At June 30, 2014 and September 30, 2013, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

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

New Long-term Debt Issuances
On December 16, 2013, the Company issued $300 million of floating rate unsecured debt due December 15, 2016 (the 2016 Notes). The 2016 Notes bear annual interest at a rate equal to three-month LIBOR plus 0.35 percent. As of June 30, 2014 the quarterly interest rate was 0.58 percent. The rate resets quarterly. The net proceeds to the Company from the 2016 Notes, after deducting $1 million of debt issuance costs, were $299 million.

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

The 2043, 2023, 2021, 2019 and 2016 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at June 30, 2014 and September 30, 2013.

Long-term debt and a reconciliation to the carrying amount is summarized as follows:

(in millions)	June 30, 2014	September 30, 2013
Principal amount of 2043 Notes, net of discount	$398	$—
Principal amount of 2023 Notes, net of discount	399	—
Principal amount of 2021 Notes, net of discount	249	249
Principal amount of 2019 Notes, net of discount	299	299
Principal amount of 2016 Notes	300	—
Principal amount of 2013 Notes	—	200
Fair value swap adjustment (Notes 16 and 17)	18	16
Total	$1,663	$764
Less current portion	—	201
Long-term debt, net	$1,663	$563

Interest paid on debt for the nine months ended June 30, 2014 and 2013 was $41 million and $20 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement. In connection with the acquisition of ARINC, the Company assumed pension and postretirement employment benefits obligations of $4 million and $8 million, respectively.

Pension Benefits
The components of expense for Pension Benefits for the three and nine months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2014	2013	2014	2013
Service cost	$3	$3	$8	$8
Interest cost	43	35	126	104
Expected return on plan assets	(59)	(51)	(171)	(152)
Amortization:
Prior service credit	(3)	(5)	(9)	(14)
Net actuarial loss	17	20	51	60
Net benefit expense	$1	$2	$5	$6

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Retirement Benefits
The components of expense for Other Retirement Benefits for the three and nine months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2014	2013	2014	2013
Service cost	$—	$1	$2	$3
Interest cost	3	2	7	6
Expected return on plan assets	(1)	—	(1)	(1)
Amortization:
Prior service credit	(2)	(2)	(7)	(6)
Net actuarial loss	2	3	6	9
Net benefit expense	$2	$4	$7	$11

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

The ARINC pension plans were remeasured as of the acquisition date. ARINC's projected benefit obligation for pensions at December 23, 2013 was $274 million and was calculated using a discount rate of 4.89 percent. The fair value of ARINC's pension plan assets at December 23, 2013 were $270 million. Therefore, the funded status of the ARINC pension as of the December 23, 2013 acquisition date was a $4 million deficit. This net pension benefit obligation is included within Retirement benefits as a liability on the Company's Condensed Consolidated Statement of Financial Position at June 30, 2014. During the nine months ended June 30, 2014, the Company recorded $3 million of income related to the ARINC pension plans, which is reflected in the table above.

Included in ARINC's pension plan assets at December 23, 2013 was real estate that ARINC contributed to its pension plan in 2004 under a Department of Labor approved transaction. The details of this transaction are further discussed in Note 3, Acquisitions. Refer also to Note 3 for additional discussion regarding the subsequent sale of the contributed real estate to an independent third party in March 2014. The net proceeds from the sale of $81 million have been retained by the ARINC pension plan trust.

ARINC Other Retirement Benefits
ARINC also provides postretirement health coverage for many of their current and former employees and postretirement life insurance benefits for certain retirees. These benefits vary by employment status, age, service, and salary level at retirement.

The postretirement welfare plan was also remeasured as of the acquisition date. ARINC's postretirement plan obligation as of December 23, 2013 was $8 million and was calculated using a discount rate of 4.89 percent. There are no assets for this plan. The obligation is included within Retirement benefits as a liability on the Company's Condensed Consolidated Statement of Financial Position at June 30, 2014.

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2013, the Company voluntarily contributed $55 million to its U.S. qualified pension plan. There was no minimum statutory funding requirement for 2014 and the Company does not currently expect to make any additional discretionary contributions

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

during fiscal year 2014. Furthermore, we are not required to make, and do not intend to make, any contributions to the ARINC pension plans during 2014. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns and interest rates. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $14 million in 2014. During the nine months ended June 30, 2014 the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $11 million.

12.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2014	2013	2014	2013
Stock-based compensation expense included in:
Product cost of sales	$1	$2	$5	$6
Selling, general and administrative expenses	4	4	12	13
Total	$5	$6	$17	$19
Income tax benefit	$2	$3	$6	$7

The Company issued awards of equity instruments under the Company's various incentive plans for the nine months ended June 30, 2014 and 2013 as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Nine months ended June 30, 2014	581.8	$18.54	150.6	$71.44	78.9	$72.33
Nine months ended June 30, 2013	923.3	12.56	211.2	54.79	85.3	55.77

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2014 based on the achievement of performance targets for fiscal years 2014 through 2016 is approximately 341,000.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee benefits Paid in Company Stock
During the nine months ended June 30, 2014 and 2013, 0.5 million and 0.7 million shares, respectively, of the Company common stock were issued to employees under the Company's employee stock purchase and defined contribution savings plans at a value of $37 million and $42 million for the respective periods.

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions, except per share amounts)	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Income from continuing operations	$163	$161	$445	$455
Income (loss) from discontinued operations, net of taxes	(5)	3	(8)	2
Net income	$158	$164	$437	$457
Denominator:
Denominator for basic earnings per share – weighted average common shares	135.2	135.5	135.3	137.1
Effect of dilutive securities:
Stock options	1.3	1.2	1.2	1.0
Performance shares, restricted stock and restricted stock units	0.4	0.5	0.4	0.4
Dilutive potential common shares	1.7	1.7	1.6	1.4
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	136.9	137.2	136.9	138.5
Earnings (loss) per share:
Basic
Continuing operations	$1.21	$1.19	$3.29	$3.32
Discontinued operations	(0.04)	0.02	(0.06)	0.01
Basic earnings per share	$1.17	$1.21	$3.23	$3.33
Diluted
Continuing operations	$1.19	$1.18	$3.25	$3.29
Discontinued operations	(0.04)	0.02	(0.06)	0.01
Diluted earnings per share	$1.15	$1.20	$3.19	$3.30

The average outstanding diluted shares calculation excludes anti-dilutive options. Stock options excluded from the average outstanding diluted shares calculation were 0 and 0.3 million for the three months ended June 30, 2014 and 2013, respectively, and 0 and 0.4 million for the nine months ended June 30, 2014 and 2013, respectively.

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's per share amount may not equal the total per share amount for the full year.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Other Comprehensive Loss

Changes in accumulated other comprehensive loss (AOCL), net of tax, by component for the nine months ended June 30, 2014 are as follows:

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges (2)	Total
Balance at September 30, 2013	$12	$(1,293)	$(6)	$(1,287)
Other comprehensive income before reclassifications	4	—	4	8
Amounts reclassified from accumulated other comprehensive income	—	24	—	24
Net current period other comprehensive income	4	24	4	32
Balance at June 30, 2014	$16	$(1,269)	$(2)	$(1,255)

(1) Reclassifications from AOCL to net income, related to the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans, were $41 million ($24 million net of tax), for the nine months ended June 30, 2014. The reclassifications are included in the computation of net benefit expense. See Note 11, Retirement Benefits for additional details.

(2) Reclassifications from AOCL to net income related to cash flow hedges were not significant for the nine months ended June 30, 2014. The reclassifications are included in cost of sales and interest expense. See Note 17, Derivative Financial Instruments for additional details.

14.	Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2014	2013	2014	2013
Earnings from equity affiliates	$2	$1	$6	$10
Gain from business divestiture	—	—	10	—
Other	3	3	4	4
Other income, net	$5	$4	$20	$14

15.	Income Taxes

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

During the three months ended June 30, 2014 and 2013, the effective income tax rate from continuing operations was 28.8 percent and 30.0 percent, respectively. The lower current year effective income tax rate from continuing operations was primarily due to favorable adjustments related to the resolution of certain tax matters from prior years offset by the differences in availability of the Federal R&D Tax Credit.

During the nine months ended June 30, 2014 and 2013, the effective income tax rate from continuing operations was 29.3 percent and 26.1 percent, respectively. The higher current year effective income tax rate was primarily due to the differences in availability of the Federal R&D Tax Credit partially offset by favorable adjustments in the current period due to the resolution of certain tax matters from prior years.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's U.S. Federal income tax returns for the tax year ended September 30, 2011 and prior years have been audited by the IRS and are closed to further adjustments by the IRS. ARINC is currently not under audit by the IRS for any open tax year and is closed to further adjustments for all tax years ended December 31, 2009 and prior, with the exception of the research and development credits claimed for 2009. The Company and ARINC are also currently under audit in various U.S. states and non-U.S. jurisdictions. The U.S. state and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company had net income tax payments of $166 million and $72 million during the nine months ended June 30 2014 and 2013, respectively.

The Company has gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $41 million and $56 million as of June 30, 2014 and September 30, 2013, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $20 million and $34 million as of June 30, 2014 and September 30, 2013, respectively. Although the timing and outcome of tax settlements are uncertain, it is not expected that a material reduction in the unrecognized tax benefits will occur during the next 12 months based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $1 million and $2 million as of June 30, 2014 and September 30, 2013, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations was $1 million and $0 for the nine months ended June 30, 2014 and 2013, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and September 30, 2013 are as follows:

		June 30, 2014	September 30, 2013
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$52	$49
Interest rate swap assets	Level 2	18	16
Forward starting interest rate swap liabilities	Level 2	—	(5)
Foreign currency forward exchange contract assets	Level 2	6	6
Foreign currency forward exchange contract liabilities	Level 2	(5)	(6)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between levels of the fair value hierarchy during the nine months ended June 30, 2014 or 2013.

The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	June 30, 2014		September 30, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$450	$450	$391	$391
Short-term debt:
2013 Notes	—	—	(200)	(201)
Commercial paper borrowings	(855)	(855)	(235)	(235)
Long-term debt	(1,645)	(1,742)	(548)	(586)

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

In January 2010, the Company entered into two interest rate swap contracts (the 2019 Swaps) which expire on July 15, 2019 and effectively converted $150 million of the 2019 Notes to floating rate debt based on nine-month LIBOR plus 1.235 percent.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 20, 2003, the Company entered into two interest rate swap contracts (the 2013 Swaps) which expired on December 1, 2013 and effectively converted $100 million of the 2013 Notes to floating rate debt based on six-month LIBOR less 0.075 percent.

The Company designated the 2013, 2019 and 2023 Swaps (the Swaps) as fair value hedges. The 2013 Swaps matured on December 1, 2013, and accordingly have no fair value at June 30, 2014. At September 30, 2013, the 2013 Swaps were recorded within Other current assets at a fair value of $1 million offset by a fair value adjustment to Short-term debt (Note 10) of $1 million. The 2019 and 2023 Swaps are recorded within Other Assets at a fair value of $18 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $18 million at June 30, 2014. At September 30, 2013, the 2019 Swaps were recorded within Other Assets at a fair value of $15 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $15 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Forward Starting Interest Rate Swaps
In September 2013, the Company entered into forward starting interest rate swap agreements with combined notional values of $200 million to effectively lock in fixed interest rates on a portion of the long-term debt it incurred in December 2013 to refinance maturing debt and to fund the acquisition of ARINC. In October 2013, the Company entered into an additional $300 million notional value of forward starting interest rate swap agreements. These forward starting interest rate swaps were designated as cash flow hedges and were executed to hedge against the risk of potentially higher benchmark U.S. Treasury bond yields on long-term debt with maturities ranging from 2023 to 2043 and fixed interest rates ranging between 2.8150 percent and 3.8775 percent. The forward starting interest rate swaps were terminated in December 2013 concurrent with the Company's debt issuance. Upon termination, the forward starting swaps were valued at a net loss of $2 million. This net loss has been deferred within Accumulated other comprehensive losses on the Condensed Consolidated Statement of Financial Position and will be amortized into interest expense over the life of the corresponding debt.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of June 30, 2014 and September 30, 2013, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $327 million and $482 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The acquisition of ARINC had no significant impact on the Company's foreign currency forward exchange contracts.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of June 30, 2014 and September 30, 2013 are as follows:

		Asset Derivatives
(in millions)	Classification	June 30, 2014	September 30, 2013
Foreign currency forward exchange contracts	Other current assets	$6	$6
Interest rate swaps	Other assets	18	15
Interest rate swaps	Other current assets	—	1
Total		$24	$22

		Liability Derivatives
(in millions)	Classification	June 30, 2014	September 30, 2013
Foreign currency forward exchange contracts	Other current liabilities	$5	$6
Forward starting interest rate swaps	Other current liabilities	—	5
Total		$5	$11

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of June 30, 2014 and September 30, 2013, there were no undesignated foreign currency forward exchange contracts classified within other current assets or other current liabilities.

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended June 30 is as follows:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended		Nine Months Ended
		June 30		June 30
(in millions)	Location of Gain (Loss)	2014	2013	2014	2013
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Interest rate swaps	Interest expense	$2	$2	$6	$7
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$2	$(5)	$1	$(7)
Forward starting interest rate swaps:
Amount of gain recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$—	$—	$3	$—

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the nine months ended June 30, 2014. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and nine months ended June 30, 2014.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of June 30, 2014. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

Cash flow hedges are de-designated once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $1 million of losses over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at June 30, 2014 was 73 months.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Nine Months Ended
	June 30
(in millions)	2014	2013
Balance at beginning of year	$121	$126
Warranty costs incurred	(35)	(36)
Product warranty accrual	36	33
Changes in estimates for prior years	(12)	(4)
Foreign currency translation adjustments and other	(1)	—
Balance at June 30, 2014	$109	$119

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of June 30, 2014, the outstanding loan balance was approximately $4 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of June 30, 2014, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at June 30, 2014 were $288 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of June 30, 2014, the Company is involved in the investigation or remediation of nine sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for eight of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. Environmental reserves for this site were $6 million and $6 million as of June 30, 2014 and September 30, 2013, respectively, which represents management’s best estimate of the probable future cost for this site.

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

21.	Restructuring and Asset Impairment Charges, Net

During the year ended September 30, 2012, the Company recorded restructuring and asset impairment charges, net totaling $58 million. Included in this charge was $35 million related to employee severance costs, primarily resulting from decisions to realign the Company's European organizational structure to better position the business for long-term growth and to adjust the size of the workforce in anticipation of the sequestration impacts on the U.S. defense budgets. Through June 30, 2014, the Company has made cash severance payments of approximately $27 million. As of June 30, 2014, $8 million of employee separation costs related to the 2012 action remains to be paid in future periods.

22.	Business Segment Information

The sales and results of continuing operations of the Company's operating segments are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2014	2013	2014	2013
Sales:
Government Systems	$535	$569	$1,604	$1,623
Commercial Systems	583	551	1,660	1,599
Information Management Services	146	12	313	33
Total sales	$1,264	$1,132	$3,577	$3,255

Segment operating earnings:
Government Systems	$112	$125	$328	$345
Commercial Systems	130	131	368	352
Information Management Services	21	1	41	3
Total segment operating earnings	263	257	737	700

Interest expense(1)	(15)	(7)	(43)	(21)
Stock-based compensation	(5)	(6)	(17)	(19)
General corporate, net	(14)	(14)	(45)	(44)
Gain on divestiture of business	—	—	10	—
ARINC transaction costs(1)	—	—	(13)	—
Income from continuing operations before income taxes	229	230	629	616
Income tax expense	(66)	(69)	(184)	(161)
Income from continuing operations	$163	$161	$445	$455

(1) During the nine months ended June 30, 2014, the Company incurred $3 million of bridge facility fees related to the acquisition of ARINC. These costs are included in Interest expense; therefore total transaction costs related to the acquisition of ARINC during the period were $16 million.

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

The following table summarizes sales by product category for the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2014	2013	2014	2013
Government Systems product categories:
Avionics	$317	$341	$967	$980
Communication products	107	120	327	335
Surface solutions	68	62	182	169
Navigation products	43	46	128	139
Government Systems sales	535	569	1,604	1,623

Commercial Systems product categories:
Air transport aviation electronics	325	297	942	864
Business and regional aviation electronics	258	254	718	735
Commercial Systems sales	583	551	1,660	1,599

Information Management Services sales	146	12	313	33

Total sales	$1,264	$1,132	$3,577	$3,255

Product category sales for Government Systems are delineated based upon differences in the underlying product technologies and markets served. Prior period results of the Communication products category in Government Systems have been revised to exclude Datapath, which is now reported as a discontinued operation, as discussed in Note 4, Discontinued Operations and Divestitures.

The air transport and business and regional aviation electronics product categories in Commercial Systems are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three and nine months ended June 30, 2014, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $17 million and $54 million, respectively, compared to $19 million and $64 million for the three and nine months ended June 30, 2013.

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

We continue to execute our strategy to reshape our Government Systems portfolio to align with the changing dynamics of the defense environment. During 2014, we entered into an agreement to sell our satellite communication systems business formerly known as Datapath, Inc. (Datapath), which designs, manufactures and services ground-based satellite communication systems primarily for military customers. The sale is subject to customary closing conditions and is expected to close in the fourth quarter of fiscal 2014. Earlier this year, Government Systems sold its Kaiser Optical Systems, Inc. (KOSI) subsidiary for $23 million. The decision to sell these businesses is part of an overall strategy to reshape the Government Systems segment to align with the changing dynamics of the defense environment and focus on opportunities in addressed markets for the Company's core products and solutions. We have updated our guidance to reflect the pending divestiture of Datapath. We now expect revenues from the continuing operations of Government Systems to decrease by low-single digits from 2013 to 2014 (we previously expected sales to decrease by mid-single digits).

Total revenues increased 10 percent during the first nine months of 2014 as inorganic sales from the ARINC acquisition and higher revenues in Commercial Systems were partially offset by a 1 percent reduction within the Government Systems business. During this same period, diluted earnings per share from continuing operations decreased 1 percent to $3.25, driven by higher income taxes resulting from differences in availability of the Federal Research and Development Tax Credit, which expired on December 31, 2013.

In December 2013, Congress passed and the President signed into law the Murray-Ryan Bipartisan Budget Act (BBA) of 2013, raising government discretionary spending limits for fiscal years 2014 and 2015. We continue to expect the overall impact of the BBA on our current year results to be favorable. This has been incorporated into our sales estimates for Government Systems. More recently, the President released the fiscal year 2015 Department of Defense Budget, which reflects top-line growth in government spending for fiscal year 2016 and beyond. While the President's budget is higher than sequestration and provides some visibility into future year program spending, uncertainty surrounding defense spending could have a material adverse effect on our Company and the defense industry in general. We remain confident that our product offerings are well positioned to meet the needs of our government customers in this uncertain environment and we continue to enhance our international strategies and make proactive adjustments to our cost structure as necessary.

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

The following table is a summary of our company's fiscal year 2014 financial guidance for continuing operations. The fiscal year 2014 outlook has been updated due to the pending sale of Datapath and to narrow the ranges from the previous financial guidance:

•	total sales in the range of $4.90 billion to $4.95 billion (from $4.95 billion to $5.05 billion)

•	diluted earnings per share in the range of $4.45 to $4.55 (from $4.40 to $4.55) (1)

•	cash provided by operating activities of about $650 million (from $600 million to $700 million)

•	capital expenditures of about $160 million (2)

•	total research and development investment of about $950 million (3)

(1) Earnings per share guidance was updated to reflect lower than previously estimated intangible asset amortization expense and integration costs for ARINC.

(2) Includes internally developed software and other costs associated with the expansion and construction of ARINC's network-related assets.

(3) Total research and development (R&D) investment is comprised of company and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory.

RESULTS OF OPERATIONS

The following management discussion and analysis is based on reported financial results for the three and nine months ended June 30, 2014 and 2013 and should be read in conjunction with our condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, we entered into an agreement to divest the Satellite Communication Systems business, which was formerly included within the Government Systems segment. We also previously announced our intent to divest ARINC's Aerospace Systems Engineering and Support division. These businesses have been accounted for as discontinued operations for all periods presented. Certain prior period amounts relating to the Government Systems segment have been reclassified to conform to the current year presentation. Unless otherwise noted, disclosures pertain to our continuing operations.

Three Months Ended June 30, 2014 and 2013

Sales

	Three Months Ended
	June 30
(in millions)	2014	2013
Total sales	$1,264	$1,132
Percent increase	12%

Total sales increased $132 million, or 12 percent. ARINC, which was acquired on December 23, 2013, contributed $134 million of the overall revenue growth. Organic revenues decreased $2 million from the prior year, driven by a $34 million reduction within Government Systems that was mostly offset by a $32 million increase within Commercial Systems. Refer to the Government Systems, Commercial Systems and Information Management Services Financial Results sections below for a detailed discussion of sales in the third quarter of 2014 compared to the same period last year.

Cost of Sales

	Three Months Ended
	June 30
(in millions)	2014	2013
Total cost of sales	$877	$769
Percent of total sales	69.4%	67.9%

Cost of sales consists of all costs incurred to design, manufacture and deliver our products and services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Total cost of sales increased $108 million, or 14 percent, primarily due to the following:

•	$93 million of cost of sales from the ARINC business acquired this year

•	partially offset by a $20 million reduction to cost of sales from the lower sales volume in Government Systems

•	the remaining net increase of $35 million was primarily due to the combined impact of higher sales volumes within Commercial Systems and an increase in employee benefit related costs

Research and Development (R&D) expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended
	June 30
(in millions)	2014	2013
Customer-funded:
Government Systems	$85	$97
Commercial Systems	37	25
Information Management Services (1)	3	—
Total customer-funded	125	122
Company-funded:
Government Systems	18	17
Commercial Systems	43	49
Information Management Services (1)	1	—
Total company-funded	62	66
Total research and development expense	$187	$188
Percent of total sales	14.8%	16.6%

(1)Research and development expenses for the Information Management Services segment, including the ARINC acquisition, do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property on the Condensed Consolidated Statement of Financial Position.
We make significant investments in research and development to provide our customers with the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded R&D expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $10 million and $6 million for the three months ended June 30, 2014 and 2013, respectively. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

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

Total R&D expense for the three months ended June 30, 2014 decreased $1 million from the same period last year. This decrease was attributable to a $4 million reduction in company-funded R&D, principally within Commercial Systems and driven by a reduction in R&D efforts associated with various next generation business jet avionics development programs. An increase in customer-funded R&D expenses within Commercial Systems driven by various international programs was offset by a reduction in Government Systems as a number of programs that were in development have completed or are now transitioning to production.

In addition to the R&D expenses above, our investments in pre-production engineering programs capitalized within inventory had a net increase of $43 million during the three months ended June 30, 2014, primarily driven by effort on the Boeing 737 MAX, Airbus A350 and Bombardier programs. For the three months ended June 30, 2013, our investments in pre-production engineering had a net increase of $37 million. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30
(in millions)	2014	2013
Selling, general and administrative expenses	$148	$130
Percent of total sales	11.7%	11.5%

Selling, general and administrative (SG&A) expenses consist primarily of labor, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the three months ended June 30, 2014 increased $18 million, driven primarily by $21 million of SG&A from the recently acquired ARINC business, partially offset by reductions from other cost savings initiatives.

Interest Expense

	Three Months Ended
	June 30
(in millions)	2014	2013
Interest Expense	$15	$7
Percent increase	114.3%

Interest expense for the three months ended June 30, 2014 increased by $8 million from the same period last year, primarily driven by incremental interest on the long-term debt and commercial paper we issued to fund the ARINC acquisition.

See Note 10 of the Notes to the Condensed Consolidated Financial Statements for more detail regarding outstanding debt.

Net Income and Diluted Earnings Per Share

	Three Months Ended
	June 30
(in millions, except per share amounts)	2014	2013
Income from continuing operations, net of taxes	$163	$161
Percent of sales	12.9%	14.2%

Income (loss) from discontinued operations, net of taxes	(5)	3
Net income	$158	$164
Percent of sales	12.5%	14.5%

Diluted earnings per share from continuing operations	$1.19	$1.18
Diluted earnings (loss) per share from discontinued operations	(0.04)	0.02
Diluted earnings per share	$1.15	$1.20

Income from continuing operations, net of taxes for the three months ended June 30, 2014 was $163 million, a $2 million increase from the $161 million reported for the three months ended June 30, 2013. Diluted earnings per share from continuing operations increased $0.01, or 1 percent, during the three months ended June 30, 2014.

Income from continuing operations, net of taxes and earnings per share for the third quarter of fiscal year 2014 benefited from the additional earnings from our recently completed ARINC acquisition in our newly formed Information Management Services segment and lower income tax expense. These benefits, however, were mostly offset by higher interest expense, higher employee benefit related costs and lower operating earnings within Government Systems that resulted from lower sales volume.
Government Systems Financial Results

Government Systems Sales

Prior period results of the Communication products category in Government Systems have been revised to exclude Datapath, which is now reported as a discontinued operation, as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements. The following table presents Government Systems sales by product category:

	Three Months Ended
	June 30
(in millions)	2014	2013
Avionics	$317	$341
Communication products	107	120
Surface solutions	68	62
Navigation products	43	46
Total	$535	$569
Percent (decrease)	(6)%

Avionics sales decreased $24 million, or 7 percent, primarily due to the following:

•	A $16 million reduction from the timing of program schedule requirements for hardware deliveries and installations on the E-6B aircraft upgrade program

•	A $24 million decrease from the combined impact of lower development revenues on the KC-46 and KC-10 programs and the completion of various rotary wing upgrade programs

•	partially offset by $16 million in other net increases to revenue, including higher hardware deliveries for F-15 aircraft and the Joint Helmet Mounted Cueing Systems program

Communication products sales decreased $13 million, or 11 percent, primarily driven by lower deliveries of the Joint Tactical Radio System Manpack radios.

Surface solutions sales increased $6 million, or 10 percent, primarily due to higher international Firestorm targeting system revenues.

Navigation products sales decreased $3 million, or 7 percent, primarily due to a reduction in development revenues on a GPS modernization program.

Government Systems Segment Operating Earnings

	Three Months Ended
	June 30
(in millions)	2014	2013
Segment operating earnings	$112	$125
Percent of sales	20.9%	22.0%

The $13 million decrease in Government Systems operating earnings was primarily caused by the combined impact of the $34 million reduction in sales volume discussed in the Government Systems sales section above, the absence of certain favorable program adjustments that occurred in the prior year and higher employee benefit related costs, partially offset by a more favorable product mix of higher margin hardware revenues and cost saving initiatives.

The decrease in Government Systems operating earnings as a percent of sales was primarily driven by the unfavorable margin impact from the absence of certain favorable program adjustments that occurred in the prior year and higher employee benefit related costs.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Three Months Ended
	June 30
(in millions)	2014	2013
Air transport aviation electronics:
Original equipment	$181	$151
Aftermarket	127	127
Wide-body in-flight entertainment	17	19
Total air transport aviation electronics	325	297
Business and regional aviation electronics:
Original equipment	157	158
Aftermarket	101	96
Total business and regional aviation electronics	258	254
Total	$583	$551
Percent increase	6%

In connection with the acquisition of ARINC, a new Information Management Services business segment was formed that combines ARINC with the Company's existing flight services business, which had previously been included in the Commercial Systems segment. Prior period sales and earnings for the Commercial Systems segment have been revised to exclude results of the flight services business.

Total air transport aviation electronics sales increased $28 million, or 9 percent, primarily due to the following:

•
OEM sales increased $30 million, or 20 percent primarily due to increased product deliveries from higher aircraft production rates for the Boeing 787 aircraft and higher customer funded development program sales

•	aftermarket sales were flat as higher spares revenue for Boeing 787 and 747-8 aircraft were offset by a reduction in retrofits and other sparing activity

Total business and regional aviation electronics sales increased $4 million, or 2 percent, primarily due to the following:

•	OEM sales decreased $1 million, or 1 percent, as a reduction in sales at the light-end of the business jet market was mostly offset by higher customer funded development program revenues

•	aftermarket sales increased $5 million, or 5 percent, primarily due to higher service and support activities

Commercial Systems Segment Operating Earnings

	Three Months Ended
	June 30
(in millions)	2014	2013
Segment operating earnings	$130	$131
Percent of sales	22.3%	23.8%

Commercial Systems operating earnings decreased $1 million, or 1 percent and were adversely impacted by higher employee benefit related costs. While operating earnings benefited from a $6 million reduction in company funded research and development expenses, the incremental earnings from the higher sales volume were tempered as the sales growth primarily related to lower margin revenues from new products and customer-funded development programs.

The decrease in Commercial Systems operating earnings as a percent of sales was primarily driven by the unfavorable mix of lower margin sales volumes.

Information Management Services Financial Results

Information Management Services Sales

On December 23, 2013, we acquired ARINC. In connection with this acquisition, a new Information Management Services business segment was formed. This new segment combines ARINC with our existing flight services business. Sales and earnings of the existing flight services business were previously included in the Commercial Systems segment. This business has been reclassified into the Information Management Services segment and prior period results of Commercial Systems have been restated. Prior period results of the Information Management Services segment do not include any sales or earnings from the ARINC acquisition, but do include a full three months of sales and earnings from the reclassified flight services business. Sales and earnings for the three months ended June 30, 2014 include a full three months of activity from the flight services business and the ARINC acquisition.

Our Information Management Services business enables mission critical data and voice communications throughout the world to customers including the U.S. Federal Aviation Administration (FAA), commercial airlines, business aircraft operators, airport and critical infrastructure operators and major passenger and freight railroads. These communications are enabled by our high-performance, high-quality and high-assurance proprietary radio and terrestrial networks, enhancing customer efficiency, safety and connectivity.

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

•	train dispatching and information systems including solutions to support positive train control as mandated by the 2008 Railroad Safety Improvement Act

•	mission critical security systems including intrusion detection, access control, video and credential management and vehicle identification for nuclear power plants and defense-related facilities

The following table presents Information Management Services sales:

	Three Months Ended
	June 30
(in millions)	2014	2013
Sales	$146	$12

Total Information Management Services sales increased $134 million, due to the acquisition of ARINC, which contributed $134 million of revenue to the third quarter of fiscal year 2014.

Note 3 of the Notes to Condensed Consolidated Financial Statements presents supplemental pro-forma financial data as if the acquisition of ARINC had been completed as of the beginning of our prior year, or on October 1, 2012. The pro-forma data included in Note 3 combines our consolidated results with the stand-alone results of ARINC for the pre-acquisition periods. The pro-forma data excludes the results of ASES, which we intend to divest. The supplemental pro-forma data is not necessarily indicative of results that actually would have occurred had the acquisition truly been consummated on October 1, 2012. On a pro-forma basis, sales for the newly formed Information Management Services segment would be $146 million and $142 million for the three months ended June 30, 2014 and 2013, respectively. The $4 million, or 3 percent, increase in the pro-forma sales was primarily due to double-digit growth in the flight planning and voice and data communication services provided by ARINC's commercial and business aviation divisions, partially offset by a reduction to revenue from the completion of effort on certain projects in ARINC's airport business and the wind-down of a government program that the company exited. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further pro-forma disclosures.

Information Management Services Segment Operating Earnings

	Three Months Ended
	June 30
(in millions)	2014	2013
Segment operating earnings	$21	$1
Percent of sales	14.4%	8.3%

Information Management Services operating earnings increased $20 million, primarily due to the acquisition of ARINC.

Operating earnings includes depreciation and amortization expense of $11 million and $1 million for the three months ended June 30, 2014 and 2013, respectively.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of sales, SG&A and Other Income, net on the Condensed Consolidated Statement of Operations. General corporate, net is summarized as follows:

	Three Months Ended
	June 30
(in millions)	2014	2013
General corporate, net	$14	$14

Nine Months Ended June 30, 2014 and 2013

Sales

	Nine Months Ended
	June 30
(in millions)	2014	2013
Total sales	$3,577	$3,255
Percent increase	10%

Total sales increased $322 million, or 10 percent. ARINC, which was acquired on December 23, 2013, contributed $277 million, or 9 percent, to the overall revenue growth. Non-acquisition organic revenues increased $45 million from the prior year, driven by a combined $64 million increase within the Commercial Systems and Information Management Services businesses, partially offset by a $19 million reduction in Government Systems sales. Refer to the Government Systems, Commercial Systems, and Information Management Services Financial Results sections below for a detailed discussion of sales.

Cost of Sales

	Nine Months Ended
	June 30
(in millions)	2014	2013
Total cost of sales	$2,495	$2,258
Percent of total sales	69.8%	69.4%

Cost of sales consists of all costs incurred to design, manufacture and deliver our products and services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization and other related expenses.

Total cost of sales increased $237 million, or 10 percent, primarily due to the following:

•	$199 million of cost of sales from the ARINC business acquired this year

•
partially offset by a $20 million reduction resulting from the combined impact of lower sales volume in Government Systems and lower company-funded R&D expense within Commercial Systems, as explained below

•	the remaining net increase of $58 million was primarily attributable to the higher sales volume in Commercial Systems

Research and Development (R&D) expense is included as a component of cost of sales and is summarized as follows:

	Nine Months Ended
	June 30
(in millions)	2014	2013
Customer-funded:
Government Systems	$266	$296
Commercial Systems	86	72
Information Management Services (1)	5	—
Total customer-funded	357	368
Company-funded:
Government Systems	53	51
Commercial Systems	140	155
Information Management Services (1)	1	—
Total company-funded	194	206
Total research and development expense	$551	$574
Percent of total sales	15.4%	17.6%

(1) Research and development expenses for the Information Management Services segment, including the ARINC acquisition, do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property on the Condensed Consolidated Statement of Financial Position.
We make significant investments in research and development to provide our customers with the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded R&D expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $24 million and $18 million for the nine months ended June 30, 2014 and 2013, respectively. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

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

Total R&D expense for the nine months ended June 30, 2014 decreased $23 million from the same period last year. The customer-funded portion of R&D expense decreased $11 million as the combined impact of the inclusion of ARINC's R&D expense with an increase in customer-funded R&D expenses within Commercial Systems associated with various international programs was more than offset by a reduction in Government Systems resulting from a number of programs that were in development that have completed or are now transitioning to production. The $12 million decrease in company-funded R&D was principally within Commercial Systems and was driven by a reduction in R&D efforts associated with various next generation business jet avionics development programs.

In addition to the R&D expenses above, our investments in pre-production engineering programs capitalized within inventory had a net increase of $132 million during the nine months ended June 30, 2014, primarily driven by effort on the Boeing 737 MAX, Airbus A350 and Bombardier programs. For the nine months ended June 30, 2013, our investments in pre-production engineering had a net increase of $113 million. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

	Nine Months Ended
	June 30
(in millions)	2014	2013
Selling, general and administrative expenses	$430	$374
Percent of total sales	12.0%	11.5%

Selling, general and administrative (SG&A) expenses consist primarily of labor, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the nine months ended June 30, 2014 increased $56 million, primarily due to:

•	$41 million of SG&A costs from the recently acquired ARINC business

•	$13 million in transaction costs for legal, accounting and advisory fees resulting from the ARINC acquisition

Interest Expense

	Nine Months Ended
	June 30
(in millions)	2014	2013
Interest Expense	$43	$21
Percent increase	104.8%

Interest expense increased by $22 million during the nine months ended June 30, 2014 compared to the same period in 2013, primarily due to incremental interest on the new long-term debt and commercial paper we issued to fund the ARINC acquisition.

See Note 10 of the Notes to the Condensed Consolidated Financial Statements for more detail regarding outstanding debt.

Net Income and Diluted Earnings Per Share

	Nine Months Ended
	June 30
(in millions, except per share amounts)	2014	2013
Income from continuing operations, net of taxes	$445	$455
Percent of sales	12.4%	14.0%

Income (loss) from discontinued operations, net of taxes	(8)	2
Net income	$437	$457
Percent of sales	12.2%	14.0%

Diluted earnings per share from continuing operations	$3.25	$3.29
Diluted earnings (loss) per share from discontinued operations	(0.06)	0.01
Diluted earnings per share	$3.19	$3.30

Income from continuing operations, net of taxes for the nine months ended June 30, 2014 was $445 million, down 2 percent, or $10 million, from the $455 million in income from continuing operations, net of taxes reported for June 30, 2013. Diluted earnings per share from continuing operations decreased 1 percent to $3.25 for the nine months ended June 30, 2014 compared to $3.29 for the nine months ended June 30, 2013. The rate of decrease in diluted earnings per share from continuing operations was less than the rate of decrease in income from continuing operations, net of taxes as a result of the favorable impacts from our share repurchase program.

Income from continuing operations, net of taxes and earnings per share in the first nine months of fiscal year 2014 benefited from higher operating earnings in Commercial Systems and Information Management Services, and from the gain realized on the divestiture of Kaiser Optical Systems, Inc. (KOSI). These benefits, however, were more than offset by higher income taxes, higher interest cost, transaction costs incurred in connection with the ARINC acquisition, and lower operating earnings within Government Systems that resulted from the decreased sales volume.
Government Systems Financial Results

Government Systems Sales

Prior period results of the Communication products category in Government Systems have been revised to exclude Datapath, which is now reported as a discontinued operation, as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements. The following table presents Government Systems sales by product category:

	Nine Months Ended
	June 30
(in millions)	2014	2013
Avionics	$967	$980
Communication products	327	335
Surface solutions	182	169
Navigation products	128	139
Total	$1,604	$1,623
Percent (decrease)	(1)%

Avionics sales decreased $13 million, or 1 percent, primarily due to the following:

•	a $32 million decrease from lower development revenues on the KC-46 and KC-10 programs

•	partially offset by $19 million in other net increases to revenue, including higher hardware deliveries for F-15 aircraft and the Joint Helmet Mounted Cueing Systems program

Communication products sales decreased $8 million, or 2 percent, primarily driven by fewer deliveries of international Talon radios.

Surface solutions sales increased $13 million, or 8 percent, as a $14 million reduction in effort on the Common Range Integrated Instrumentation Systems development program was more than offset by other net increases to revenue of $27 million, including higher international Firestorm targeting systems revenues.

Navigation products sales decreased $11 million, or 8 percent, primarily due to a reduction in development revenues on a GPS modernization program.

Government Systems Segment Operating Earnings

	Nine Months Ended
	June 30
(in millions)	2014	2013
Segment operating earnings	$328	$345
Percent of sales	20.4%	21.3%

The $17 million decrease in Government Systems operating earnings was primarily caused by the combined impact of the $19 million reduction in sales volume discussed in the Government Systems sales section above and the absence of certain favorable program adjustments that occurred in the prior year.

The decrease in Government Systems operating earnings as a percent of sales was primarily driven by the unfavorable margin impact from the absence of certain favorable program adjustments that occurred in the prior year.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category and type of product or service:

	Nine Months Ended
	June 30
(in millions)	2014	2013
Air transport aviation electronics:
Original equipment	$509	$445
Aftermarket	379	355
Wide-body in-flight entertainment	54	64
Total air transport aviation electronics	942	864
Business and regional aviation electronics:
Original equipment	432	458
Aftermarket	286	277
Total business and regional aviation electronics	718	735
Total	$1,660	$1,599
Percent increase	4%

In connection with the acquisition of ARINC, a new Information Management Services business segment was formed that combines ARINC with the Company's existing flight services business, which had previously been included in the Commercial Systems segment. Prior period sales and earnings for the Commercial Systems segment have been revised to exclude results of the flight services business.

Total air transport aviation electronics sales increased $78 million, or 9 percent, due to the following:

•	OEM sales increased $64 million, or 14 percent primarily due to increased product deliveries from higher aircraft production rates for the Boeing 787 and 737 aircraft

•
aftermarket sales increased $24 million, or 7 percent, driven by higher revenue from regulatory airspace mandates, increased service and support activities, and higher spares revenue for Boeing 787 aircraft

•	wide-body IFE sales decreased $10 million, or 16 percent, resulting from the absence of a $7 million last-time buy order for spare parts that was delivered to an airline customer last year

Total business and regional aviation electronics sales decreased $17 million, or 2 percent, primarily due to the following:

•	OEM sales decreased $26 million, or 6 percent, as a reduction in sales at the light-end of the business jet market was partially offset by higher customer funded development program revenues

•	aftermarket sales increased $9 million, or 3 percent, as a result of higher service and support activities

Commercial Systems Segment Operating Earnings

	Nine Months Ended
	June 30
(in millions)	2014	2013
Segment operating earnings	$368	$352
Percent of sales	22.2%	22.0%

Commercial Systems operating earnings increased $16 million, or 5 percent, primarily due to a $15 million benefit resulting from a reduction in company-funded R&D expenses. The incremental earnings from the higher sales volume were tempered as the sales growth primarily related to lower margin revenues from new products and customer-funded development programs.

Information Management Services Financial Results

Information Management Services Sales

On December 23, 2013, we acquired ARINC. In connection with this acquisition, a new Information Management Services business segment was formed. This new segment combines ARINC with our existing flight services business. Sales and earnings of the existing flight services business were previously included in the Commercial Systems segment. This business has been reclassified into the Information Management Services segment and prior period results of Commercial Systems have been restated. Prior period results of the Information Management Services segment do not include any sales or earnings from the ARINC acquisition, but do include a full nine months of sales and earnings from the reclassified flight services business. Sales and earnings for the nine months ended June 30, 2014 include a full nine months of activity from the flight services business and also include financial results for the ARINC acquisition for periods subsequent to the acquisition date.

The following table presents Information Management Services sales:

	Nine Months Ended
	June 30
(in millions)	2014	2013
Sales	$313	$33

Total Information Management Services sales increased $280 million, primarily due to the acquisition of ARINC, which contributed $277 million of revenue to the first nine months of 2014.

Note 3 of the Notes to Condensed Consolidated Financial Statements presents supplemental pro-forma financial data as if the acquisition of ARINC had been completed as of the beginning of our prior year, or on October 1, 2012. The pro-forma data included in Note 3 combines the Company's consolidated results with the stand-alone results of ARINC for the pre-acquisition periods. The pro-forma data excludes the results of ASES, which we intend to divest. The supplemental pro-forma data is not necessarily indicative of results that actually would have occurred had the acquisition truly been consummated on October 1, 2012. On a pro-forma basis, sales for the newly formed Information Management Services segment would be $419 million and $415 million for the nine months ended June 30, 2014 and 2013, respectively. The $4 million, or 1 percent, increase in the pro-forma revenue was primarily due to growth in ARINC’s commercial and business aviation divisions, partially offset by the combined impact of a reduction to revenue from the completion of effort on projects in ARINC's airport business, lower sales resulting from changes in the estimated profit margins expected to be realized on certain long-term contracts within the rail business and the wind-down of a government program that the company exited. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further pro-forma disclosures.

Information Management Services Segment Operating Earnings

	Nine Months Ended
	June 30
(in millions)	2014	2013
Segment operating earnings	$41	$3
Percent of sales	13.1%	9.1%

Information Management Services operating earnings increased $38 million, primarily due to the acquisition of ARINC.

Operating earnings includes depreciation and amortization expense of $24 million and $3 million for the nine months ended June 30, 2014 and 2013, respectively.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of sales, SG&A and Other Income, net on the Condensed Consolidated Statement of Operations. General corporate, net is summarized as follows:

	Nine Months Ended
	June 30
(in millions)	2014	2013
General corporate, net	$45	$44

Retirement Plans

Net benefit expense for pension benefits and other retirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2014	2013	2014	2013
Pension benefits	$1	$2	$5	$6
Other retirement benefits	2	4	7	11
Net benefit expense	$3	$6	$12	$17

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

During the nine months ended June 30, 2014, we made contributions to our U.S. qualified pension plan of $55 million. We do not expect to make any additional contributions to our U. S. qualified pension plan during 2014 nor do we expect to make any contributions to our ARINC pension plan during 2014. Contributions to our non-U.S. plans and U.S. non-qualified plan are anticipated to total $14 million in 2014. For the nine months ended June 30, 2014 we made contributions to our non-U.S. plans and U.S. non-qualified pension plan of $11 million.

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

During the three months ended June 30, 2014 and 2013, the effective income tax rate from continuing operations was 28.8 percent and 30.0 percent, respectively. The lower current year effective income tax rate from continuing operations was primarily due to favorable adjustments related to the resolution of certain tax matters from prior years offset by the differences in availability of the Federal R&D Tax Credit.
During the nine months ended June 30, 2014 and 2013, the effective income tax rate from continuing operations was 29.3 percent and 26.1 percent, respectively. The higher current year effective income tax rate was primarily due to the differences in the availability of the Federal R&D Tax Credit partially offset by favorable adjustments recorded in the current period due to the resolution of certain tax matters from prior years.
For fiscal year 2014, our effective income tax rate is projected to be about 30.0 percent and assumes that the Federal R&D Tax Credit is not extended beyond December 31, 2013. The acquisition of ARINC does not have a material impact on our effective income tax rate for the year.

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

Operating Activities

	Nine Months Ended
	June 30
(in millions)	2014	2013
Cash provided by operating activities	$237	$309

The $72 million reduction in cash provided by operating activities during the nine months ended June 30, 2014 compared to the same period last year was primarily due to the following:

•
payments for production inventory and other operating costs increased by $287 million to $2,996 million during the nine months ended June 30, 2014, compared to $2,709 million during the same period in the prior year. The increased payments for operating costs primarily resulted from the higher sales volume associated with our recently completed acquisition of ARINC. In addition, the operating cost payments for 2014 include approximately $13 million of payments that relate to ARINC transaction closing costs

•
cash payments for income taxes increased $94 million to $166 million during the first nine months of 2014 compared to $72 million during the same period last year. The increase is primarily due to the timing of tax deductions including a lower contribution to our pension plan during the first nine months of 2014 as compared to the prior year, differences in availability of the federal R&D Tax Credit as the tax credit expired on December 31, 2013, and the payment of an IRS audit settlement in the current year

•
payments for employee incentive pay increased $60 million. Incentive pay is expensed in the year it is incurred and is paid in the first fiscal quarter of the following year. During the nine months ended June 30, 2014, $114 million was paid for employee incentive pay costs expensed during fiscal year 2013. This compares to $54 million paid during the nine months ended June 30, 2013 for employee incentive pay costs expensed during fiscal year 2012

•
the above items were partially offset by higher cash receipts from customers which increased by $325 million to $3,594 million during the nine months ended June 30, 2014 compared to $3,269 million during the same period in the prior year. The increase was primarily attributable to higher sales volume from our acquisition of ARINC

•
in addition, payments to our pension plan were lower by $54 million as we made contributions of $66 million during the nine months ended June 30, 2014 as compared to $120 million during the same period in the prior year

Investing Activities

	Nine Months Ended
	June 30
(in millions)	2014	2013
Cash (used for) investing activities	$(1,497)	$(85)

The $1.4 billion increase in cash used for investing activities during the nine months ended June 30, 2014 compared to the same period last year was primarily due to the following:

•	in December 2013, we acquired ARINC for $1.405 billion. We had no business acquisitions during the same period of the prior year

•	cash payments for property additions increased $30 million to $115 million for the nine months ended June 30, 2014, compared to $85 million in the same period last year

•	partially offset by $24 million in proceeds from the divestiture of our KOSI business in November 2013. We had no business divestitures during the same period of the prior year

Financing Activities

	Nine Months Ended
	June 30
(in millions)	2014	2013
Cash provided by (used for) financing activities	$1,316	$(203)

The $1.519 billion increase in cash provided by financing activities during the nine months ended June 30, 2014 compared to the same period last year was primarily due to the following:

•
we received net proceeds of $1.089 billion from the issuance of long-term debt in December 2013. A portion of these proceeds were used to finance the acquisition of ARINC and the remainder was used to refinance $200 million of long-term debt that matured in December 2013

•
net proceeds from short-term commercial paper borrowing increased by $220 million. During the first nine months of 2014, net proceeds from short-term commercial paper borrowings were $620 million, compared to net proceeds of $400 million during the same period last year. The increase in short-term commercial paper borrowings was driven by our financing of the ARINC acquisition

•	cash repurchases of common stock decreased $413 million to $111 million during the nine months ended June 30, 2014, compared to $524 million repurchased during the same period last year

The Company expects share count to remain fairly stable over the balance of 2014.

Financial Condition and Liquidity

We maintain a capital structure that enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure provides the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners.

A comparison of key elements of our financial condition as of June 30, 2014 and September 30, 2013 are as follows:

(in millions)	June 30, 2014	September 30, 2013
Cash and cash equivalents	$450	$391
Short-term debt(1)	(855)	(436)
Long-term debt, net	(1,663)	(563)
Net debt (2)	$(2,068)	$(608)
Total equity	$1,953	$1,623
Debt to total capitalization (3)	56%	38%
Net debt to total capitalization (4)	51%	27%

(1)
Short-term debt at June 30, 2014 is comprised of short-term commercial paper borrowings. Short-term debt at September 30, 2013 includes $235 million of short-term commercial paper borrowings, $200 million of unsecured debt that matured on December 1, 2013 (the 2013 Notes) and a $1 million fair value swap adjustment related to the 2013 Notes

(2)	Calculated as total of short-term and long-term debt, net (Total debt), less cash and cash equivalents

(3)	Calculated as Total debt divided by the sum of Total debt plus Total equity

(4)	Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. On December 23, 2013, we acquired ARINC for $1.405 billion. This acquisition was funded through a combination of new long-term debt which we issued on December 16, 2013 and commercial paper borrowings. The net proceeds from the long-term debt issuance totaled $1.089 billion, of which approximately $900 million was used for the ARINC acquisition and a portion was used to effectively refinance the 2013 Notes, which had matured on December 1, 2013 (the 2013 Notes principal was initially paid at maturity using commercial paper). The balance of the ARINC purchase price was funded with commercial paper issuances which we intend to pay down over the next few years using our operating cash flow. While the incremental debt resulting from the acquisition of ARINC increased our leverage, we expect to maintain our investment grade credit ratings and have continued access to the credit markets.

As of June 30, 2014, approximately 92 percent of our cash and cash equivalents resides at non-U.S. locations and may not be readily accessible for use in the U.S. due to potential adverse income tax implications and other statutory limitations. Due to the fluctuations of cash flows, we supplement our internally-generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1.2 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance.

At June 30, 2014, short-term commercial paper borrowings outstanding were $855 million with a weighted-average interest rate and maturity period of 0.34 percent and 41 days days, respectively. For the nine months ended June 30, 2014 and 2013, gross borrowings under our commercial paper program with a maturity period greater than 90 days were $265 million and $0, respectively. For the nine months ended June 30, 2014 and 2013, gross payments under our commercial paper program with a maturity period greater than 90 days were $90 million and $0, respectively. These borrowings and payments were included within short-term commercial paper borrowings, net on the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2014 and 2013, respectively. At September 30, 2013, short term commercial paper borrowings outstanding were $235 million. The maximum amount of short-term commercial paper borrowings outstanding during the nine months ended June 30, 2014 was $975 million.

In the event our access to the commercial paper markets is impaired, we have access to a five-year $1 billion unsecured revolving credit facility and a 364-day $200 million unsecured revolving credit facility, each of which was entered into on December 23, 2013. These revolving credit facilities are in place principally to support our commercial paper program. The credit facilities include one financial covenant that requires us to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the accumulated other comprehensive loss equity impact related to defined benefit retirement plans. Our debt to total capitalization ratio at June 30, 2014 based on this financial covenant was 44 percent. We had no borrowings at September 30, 2013 under our revolving credit facilities.

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

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of June 30, 2014:

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

We were in compliance with all debt covenants at June 30, 2014 and September 30, 2013.

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

At June 30, 2014, we had the following unsecured long-term debt obligations:

	June 30, 2014
(in millions)	Interest Rate	Carrying Value	Fair Value
$400 Notes due 2043	4.80%	$398	$435
$400 Notes due 2023	3.70%	399	414
$250 Notes due 2021	3.10%	249	252
$300 Notes due 2019	5.25%	299	340
$300 Notes due 2016	3 month LIBOR plus 0.35%	300	301

In September, we entered into forward starting interest rate swap agreements with combined notional values of $200 million to effectively lock in fixed interest rates on a portion of the long-term debt we incurred to refinance maturing debt and to fund the acquisition of ARINC. In October 2013, we entered into an additional $300 million notional value of forward starting interest rate swap agreements. These forward starting interest rate swaps were designated as cash flow hedges and were executed to hedge against the risk of potentially higher benchmark U.S. Treasury bond yields on long-term debt with maturities ranging from 2023 to 2043 and fixed interest rates ranging between 2.8150 percent and 3.8775 percent. The forward starting swaps were terminated in December 2013 at a net loss of $2 million concurrent with our debt issuance. The net loss was deferred within Accumulated other comprehensive losses on the Condensed Consolidated Statement of Financial Position and this amount will be amortized into Interest expense over the life of the corresponding debt. In March 2014, we entered into interest rate swap contracts which effectively converted $200 million of the 2023 Notes to floating rate debt based on one-month LIBOR plus 0.94 percent.

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $38 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $40 million. The fair value of the $350 million notional value of interest rate swap contracts was a $18 million net asset at June 30, 2014. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 16 and 17 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $327 million and $482 million at June 30, 2014 and September 30, 2013, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a net asset of $1 million and $0 at June 30, 2014 and September 30, 2013, respectively. A hypothetical 10 percent increase or decrease in the value of the U.S. dollar against all currencies would decrease or increase the fair value of our foreign currency contracts at June 30, 2014 by $6 million. For more information related to outstanding currency forward exchange contracts, see Notes 16 and 17 in the Notes to Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of June 30, 2014, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our Board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2014 through April 30, 2014	200,000	$77.58	200,000	$340 million
May 1, 2014 through May 31, 2014	450,000	$78.18	450,000	$305 million
June 1, 2014 through June 30, 2014	—	$—	—	$305 million
Total/Average	650,000	$77.99	650,000

(1)	On February 7, 2013 our Board authorized the repurchase of an additional $500 million of our common stock, as reflected in the table above. The authorization has no stated expiration.

EXHIBIT INDEX

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
(Registrant)

Date:	July 22, 2014	By	/s/ Tatum J. Buse
Tatum J. Buse
Vice President, Finance and Controller
(Principal Accounting Officer and an Authorized Officer)

S-1