Form 10-K
period 2014-09-30
ROCKWELL COLLINS INC
filed 2014-11-18
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on March 28, 2014 was approximately $10.7 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
132,945,750 shares of the registrant's Common Stock were outstanding on October 31, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 5, 2015 is incorporated by reference into Part III.

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

Whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions of our 2014 Annual Report to Shareowners (2014 Annual Report) or to information in our Proxy Statement for the Annual Meeting of Shareowners to be held on February 5, 2015 (2015 Proxy Statement), such information shall be deemed to be incorporated herein by such reference.

All date references contained herein relate to our fiscal year ending on the Friday closest to September 30 unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end date. Fiscal year 2014 was a 53-week fiscal year, while 2013, 2012 were 52-week fiscal years.

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

Description of Business by Segment

We serve a worldwide customer base through our Commercial Systems, Government Systems and Information Management Services business segments. These three segments are described in detail below.

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

•	communications systems and products, such as data link, high frequency (HF), very high frequency (VHF) and satellite communications systems

•	navigation systems and products, including landing sensors to enable fully automatic landings, radio navigation and geophysical sensors, as well as flight management systems

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

Air transport aviation electronics include avionics, cabin systems and flight control systems for large commercial transport aircraft platforms. We design these items as sub-systems and work with OEMs to integrate with other suppliers' products into the flight deck and broader aircraft systems. Our products offered for OEM applications in the air transport category are marketed directly to aircraft OEMs and airline operators, while our products offered for aftermarket applications are primarily marketed to the airline operators.

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

•	precision targeting and range and training systems

•	cockpit display products, including multipurpose flat panel head-down displays, wide field of view head-up and helmet-mounted displays

•	simulation and training systems, including visual system products, training systems and services

•	maintenance, repair, parts, after-sales support services and aftermarket used equipment

Government Systems sales are categorized into avionics, communication products, surface solutions and navigation products. Product category sales are delineated based upon the difference in the underlying product technologies.

Avionics consists of electronic solutions for a broad range of airborne platforms including fixed and rotary wing aircraft, unmanned aerial systems (UASs) and the associated aircrew and maintenance training devices and services. We provide complete avionics solutions, including cockpit avionics, mission system applications and system integration, and also provide individual avionics products to platform integrators. We serve various roles within these markets including system and sub-systems integrator as well as provider of various electronic products. For the UAS market we provide cost effective, high performance integrated flight control, navigation, communication and sensor capabilities. Simulation and training solutions are provided for both fixed and rotary wing aircraft.

Communication products include full spectrum voice and data connectivity for government and military use in the air, on the ground and at sea. The products support military user requirements for high availability, highly secure, jam resistant wireless communication capability. Products include radio communication, data links and networking devices.

Surface solutions include electronic systems applied to a variety of market segments. This includes products and solutions for ground forces, maritime applications, precision targeting systems, range and training systems, and surface-based communication network integration programs.

Navigation products are primarily comprised of GPS-based products delivered for precision navigation applications including handheld navigation devices, precision-guided weapons and other embedded GPS applications.

Information Management Services

Our Information Management Services business was formed with the December 2013 acquisition of ARINC Incorporated (ARINC) and provides communications, systems integration and security solutions across the aviation, airport, rail, transit and nuclear security markets to customers located around the world. The customer base includes commercial airlines, business aircraft operators, the U.S. Federal Aviation Administration (FAA), airport and critical infrastructure operators and major passenger and freight railroads.
Our information management services include:

•
voice and data communication services, such as GLOBALinkSM voice and data services, which enable satellite, VHF and HF transmissions between the cockpit, the FAA and airline operation centers ensuring safety and efficiency for commercial airlines; these communications are enabled through ARINC's legacy ACARS® analog system and through the FAA's next generation VDLM2 digital technology

•
around the clock global flight support services for business aircraft operators, including ARINCDirectSM flight planning and datalink, international trip support, cabin connectivity solutions and flight operations management software

•
airport communications and information systems designed to ease congestion and improve airport efficiency via airline agent and passenger-facing check-in, baggage, boarding and access control solutions

•	train dispatching and information systems including solutions to support positive train control as mandated by the 2008 Railroad Safety Improvement Act

•	mission critical security systems including intrusion detection, access control, video and credential management and vehicle identification for nuclear power plants and defense-related facilities
Customers, Sales and Marketing

We serve a broad range of customers worldwide, including the U.S. Department of Defense, U.S. Coast Guard, civil agencies, airports, defense contractors, foreign ministries of defense, manufacturers of commercial air transport, business and regional aircraft, commercial airlines, fractional and other business jet operators, the FAA, critical infrastructure operators and major passenger and freight railroads. We market our systems, products and services directly to Commercial Systems, Government Systems and Information Management Services customers through an internal marketing and sales force. In addition, we utilize a worldwide dealer network to distribute our products and international sales representatives to assist with international sales and marketing. In 2014 various branches of the U.S. Government, both directly and indirectly through subcontracts, accounted for 30 percent of our total sales.

Our largest customers have substantial bargaining power with respect to price and other commercial terms. Although we believe that we generally enjoy good relations with our customers, the loss of all or a substantial portion of our sales to any of our large volume customers for any reason, including the loss of contracts, bankruptcy, reduced or delayed customer requirements, strikes or other work stoppages affecting production by these customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Competition

We operate in a highly competitive environment. Principal competitive factors include total cost of ownership, product and system performance, network coverage, quality, service, warranty and indemnification terms, technology, design engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of U.S. and non-U.S. companies in each of our Commercial Systems, Government Systems and Information Management Services businesses. Many of these competitors are also our suppliers or customers on our programs. Some of our principal competitors include Honeywell International, Inc.; Thales S.A.; Panasonic; Raytheon Co.; Harris Corp.; BAE Systems Aerospace, Inc.; General Dynamics Corporation; L3 Communications, Inc.; The Boeing Company; Northrop Grumman Corp.; CAE Inc.; General Electric Co., Garmin International Inc. and SITA. Several of our competitors are significantly larger than we are in terms of resources and market share, and can offer a broader range of products. Some of our competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In addition, some of our competitors offer avionics and communications solutions with fewer features and lower prices that may compete with our solutions. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products. Furthermore, competitors who have greater financial resources may be better able to provide a broader range of financing alternatives to their customers in connection with sales of their products. We believe, however, that our systems, products and services are well positioned to compete in our served markets.

Industry consolidation has had a major impact on the competitive environment in which we operate. Our competitors periodically undertake mergers, alliances and realignments that contribute to a dynamic competitive landscape. During the past three years, we have completed a significant acquisition and entered into several strategic alliances to improve our competitive position and expand our market reach.

Raw Materials, Supplies and Working Capital

We believe we have adequate sources for the supply of raw materials and components for our manufacturing and service needs with suppliers located around the world. Electronic components and other raw materials used in the manufacturing of our products are generally available from several suppliers. We continue to work with our supply base for raw materials and components to ensure an adequate source of supply, utilizing strategic alliances, dual sourcing, identification of substitute or alternate parts that meet performance requirements and life-time buys. These life-time buys involve purchases of multiple years of supply in order to meet production and service requirements over the life span of a product. Although historically we have not experienced any significant difficulties in obtaining an adequate supply of raw materials and components necessary for our manufacturing operations or service needs, the loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Backlog

The following table summarizes our backlog:

	September 30
(in billions)	2014	2013 (1)
Commercial Systems	$1.8	$1.6
Government Systems:
Funded orders	2.8	2.5
Unfunded orders	0.3	0.5
Information Management Services	0.3	—
Total backlog	$5.2	$4.6

(1) Prior year information has been reclassified to conform to the current year presentation and to eliminate the backlog associated with discontinued operations.

Our backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. Although we believe that the orders included in backlog are firm, most of our backlog involves orders that can be modified or terminated by the customer. Our backlog at September 30, 2014 includes approximately $2.9 billion of orders that are expected to be filled by us after 2015.

Joint Ventures

Joint ventures, strategic investments and other cooperative arrangements are part of our business strategies to broaden the market for our products and develop new technologies.

We have a 50 percent ownership interest in each of the following:

•	Data Link Solutions LLC, a joint venture with BAE Systems, plc, for joint pursuit of the worldwide military data link market

•	ESA Vision Systems LLC, a joint venture with Elbit Systems, Ltd., for joint pursuit of helmet-mounted cueing systems for the worldwide military fixed wing aircraft market

•
AVIC Leihua Rockwell Collins Avionics Company, a joint venture with China Leihua Electronic Technology Research Institute, a subsidiary of the Aviation Industry Corporation of China (AVIC), which provides integrated surveillance system products for the C919 aircraft in China

•	Integrated Guidance Systems LLC, a joint venture with Honeywell International, Inc., for joint pursuit of the development of weapons guidance and navigation solutions

•	Quest Flight Training Limited, a joint venture with Quadrant Group, plc, which provides aircrew training services primarily for the United Kingdom Ministry of Defence

•	Rockwell Collins CETC Avionics Co., Ltd. a joint venture with CETC Avionics Co., Ltd. to develop and deliver products for the C919 program

•
ADARI Aviation Technology Limited is a joint venture with Aviation Data Communication Corporation Co., LTD. that operates remote ground stations around China and develops certain content delivery management software

Acquisitions and Dispositions

We regularly consider various business opportunities, including strategic acquisitions and alliances, licenses and marketing arrangements. We review the prospects of our existing businesses to determine whether any of them should be modified, sold or otherwise discontinued.

We completed the acquisition of ARINC in December 2013 to augment our growth plans. ARINC is a leader in communications and information management solutions for the commercial aviation industry, including air-to-ground data and voice communication services.

We completed the following divestitures as part of our strategy to reshape our business and focus on opportunities in addressed markets for our core products and solutions:

•	In November 2013, we divested our Kaiser Optical Systems, Inc. (KOSI) subsidiary, which supplied spectrographic instrumentation and applied holographic technology to customers

•	In July 2014, we divested our satellite communication systems business formerly known as Datapath, Inc. (Datapath)

•
On October 3, 2014 we entered into an agreement to sell ARINC's Aerospace Systems Engineering and Support (ASES) business, which provides military aircraft integration and modifications, maintenance, logistics and support. The sale is subject to customary conditions to closing

Additional information relating to our acquisitions, dispositions and joint ventures is contained in Notes 3, 4, 8 and 9 of the Notes to Consolidated Financial Statements in Item 8 below.

Research and Development

We have significant research, development, engineering and product design capabilities. At September 30, 2014, we employed approximately 6,100 engineers.

Amounts attributed to our research and development (R&D) investment are as follows:

(in millions)	2014	2013	2012
Customer-funded (1)	$504	$481	$503
Company-funded	268	291	316
Total research and development expense	772	772	819
Increase in pre-production engineering costs, net	162	145	123
Total research and development investment (2)	$934	$917	$942

(1) Customer-funded R&D includes activities relating to the development of new products and the improvement of existing products for which we are reimbursed by our customers. Customer-funded R&D also includes amortization of pre-production engineering costs as disclosed in Note 6 of the Notes to Consolidated Financial Statements in Item 8 below.
(2) Total research and development investment consists of company and customer-funded research and development expenditures as well as the net increase in pre-production engineering costs capitalized within inventory. As disclosed in Note 6 of the Notes to Consolidated Financial Statements in Item 8 below, pre-production engineering costs capitalized within inventory were $876 million and $714 million at September 30, 2014 and September 30, 2013, respectively. A description of the critical accounting policies involving pre-production engineering is included under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

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

Employees

As of September 30, 2014, we had approximately 20,000 employees. Approximately 10 percent of our employees in the U.S. are covered by U.S. collective bargaining agreements. The collective bargaining agreements for most of our bargaining unit employees were renewed without disruption in May 2013 and are set to expire in 2017 and 2018. In certain of our non-U.S. subsidiaries, many of our employees are represented by workers' councils or statutory labor unions.

Cyclicality and Seasonality

The avionics and communications markets in which we sell our products are, to varying degrees, cyclical and have experienced periodic upswings and downturns. For example, markets for our commercial aviation electronic products have experienced downturns during periods of slowdowns in the commercial airline industry and during periods of weak conditions in the economy in general, as demand for new aircraft generally declines during these periods. We believe that we are currently benefiting from a commercial aviation upswing, especially with production rate increases anticipated by both large commercial transport aircraft manufacturers to meet significant backlogs. While we believe our Government Systems business is well positioned, it is also subject to some cyclicality, primarily as a result of U.S. Government defense budget cycles. Additional information related to the defense budget environment can be found under the caption Risk Factors in Item 1A below.

Our business tends to be seasonal with our fourth quarter usually producing relatively higher sales and cash flow and our first quarter usually producing relatively lower sales and cash flow. A large part of this seasonality variance is attributable to our Government Systems business and relates to the U.S. Government procurement cycle.

Regulatory Matters

As a defense contractor, our contract costs are audited and reviewed on a continual basis by the Defense Contract Management Agency and the Defense Contract Audit Agency. Audits and investigations are conducted from time to time to determine if our performance and administration of our U.S. Government contracts are compliant with applicable contractual requirements and procurement regulations and other applicable federal statutes and regulations. Under present U.S. Government procurement regulations, if indicted or adjudged in violation of procurement or other federal civil laws, a contractor, such as us, could be subject to fines, penalties, repayments or other damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. In addition, we are subject to various non-U.S. governmental contracting requirements.

The sale, installation and operation of our products in commercial aviation applications is subject to continued compliance with applicable regulatory requirements and future changes to those requirements. In the U.S., our commercial aviation products are required to comply with FAA regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. Some of our products, such as radio frequency transmitters and receivers, must also comply with Federal Communications Commission (FCC) regulations governing authorization and operational approval of telecommunications equipment. Our communication services offered in the Information Management Services business are also subject to certain FCC regulations.

Internationally, similar requirements exist for communication services, airworthiness, installation and operational approvals. These requirements are administered by the national aviation authorities of each country and, in the case of Europe, coordinated by the European Joint Aviation Authorities. Many countries also impose specific telecommunications equipment requirements, administered through their national aviation authorities or telecommunications authorities. In Europe, approval to import products also requires compliance with European Commission directives, such as those associated with electrical safety, electro-magnetic compatibility, use of metric units of measurement and restrictions on the use of lead.

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

Various anti-bribery and anti-corruption laws are applicable to our business operations throughout the world.

Although we do not have any significant regulatory action pending against us, any such action could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Environmental Matters

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have had and will continue to have an impact on our manufacturing operations. To date, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. We believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business or financial condition. Additional information on environmental matters is contained in Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

Geographic Information

Our principal markets outside the U.S are in Canada, France, Germany, the United Kingdom, China, Japan, Australia, Brazil, United Arab Emirates, Italy, Singapore, Spain, India and Saudi Arabia. In addition to normal business risks, operations outside the U.S. are subject to other risks, including political, economic and social environments, governmental laws and regulations and currency revaluations and fluctuations.

Selected financial information by major geographic area for each of the three years in the period ended September 30, 2014 is contained in Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

Item 1A.	Risk Factors.

Reduction in U.S. Government spending adversely impacts Government Systems sales and profitability.

In 2014, 30 percent of our sales were derived from U.S. Government contracts, both directly and indirectly through subcontracts. Defense funding by the U.S. Government currently faces significant pressures and is expected to continue to be under pressure due to the overall economic environment, budget deficits and competing budget priorities. Cost cutting, efficiency initiatives, reprioritization and other affordability analysis by the U.S. Government on defense spending could present some additional opportunities for us, but continued pressure on U.S. Government spending on defense could adversely impact our Government Systems sales and profitability.

The U.S. Government has implemented various initiatives to address fiscal challenges. In August 2011, Congress enacted the Budget Control Act of 2011 which imposed spending caps and certain reductions in security spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect in March 2013. In December 2013, the Murray-Ryan Bipartisan Budget Act (BBA) of 2013 was enacted, raising government discretionary spending limits for 2014 and 2015.

More recently, the President released the 2015 Department of Defense budget, which reflects top-line growth in government spending for 2016 and beyond. While the President's budget is higher than sequestration and provides some visibility into future years defense spending, uncertainty surrounding the defense budget could have a material adverse effect on our Company and the defense industry in general. Furthermore, in years when the U.S. Government does not complete its budget process before the end of its fiscal year (September 30), government operations are typically funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. During periods covered by continuing resolutions (or until the regular appropriation bills are passed), we may experience delays in procurement of products and services which can adversely impact our results of operations and cause variability in the timing of revenue between periods. The Government began its 2015 operating budget under a continuing resolution that is set to expire in December 2014.

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

•
changes in governmental procurement legislation and regulations and other policies which may reflect military and political developments, including recent U.S. Government initiatives to narrow commercial item determinations and expand cost-based pricing arrangements

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

International conflicts and political turmoil in the Middle East and elsewhere and the possibility of future terrorist attacks cause significant uncertainty with respect to business and financial markets and may adversely affect our business. These international conflicts also affect the price of oil, which has a significant impact on the financial health of our commercial customers. Although our Government Systems business may experience greater demand for its products as a result of increased government defense spending, factors arising (directly or indirectly) from international conflicts or terrorism which may adversely affect our commercial business include reduced aircraft build rates, upgrades, maintenance and spending on discretionary products such as in-flight entertainment, as well as increases in the cost of property and aviation products insurance and increased restrictions placed on our insurance policies.

Our business is heavily concentrated in the aviation industry.

As a provider of products and services to the aviation industry, we are significantly affected by the overall economic condition of that industry. The aviation industry is historically cyclical.

Our business, financial condition, results of operations and cash flows may be adversely impacted, among other things, by the following:

•	reductions in demand for aircraft (for example, softness in demand for light-end business jets) and delayed aircraft delivery schedules

•	challenges in the financial condition of some of our existing and potential customers

•	reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support

•	retirement or storage of older generation aircraft, resulting in fewer retrofits and less demand for services for those aircraft, as well as the increased availability of used equipment on the market

•	limited availability of financing for airlines or aircraft

•	high fuel costs

•	disruptions to commercial air travel demand

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

In 2014, 43 percent of our total revenues were from sales of our products and services internationally, including foreign military sales. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:

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

We completed the acquisition of ARINC during 2014. We intend to make acquisitions in the future in an effort to enhance shareowner value. Acquisitions involve a certain amount of risks and uncertainties such as:

•
difficulty in integrating newly-acquired businesses and operations in an efficient and cost-effective manner and the risk that we encounter significant unanticipated costs or other problems associated with integration

•	challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions

•	risk that our markets do not evolve as anticipated and the technologies acquired do not prove to be those needed to be successful in those markets

•	risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties

•	potential loss of key employees of the acquired businesses

•	risk of diverting the attention of senior management from our existing operations

We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

During 2014, approximately 93 percent of our total sales were from, and a significant portion of our anticipated future sales will be from, fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial cost estimates are incorrect, we can incur losses on these contracts. These fixed-price contracts can expose us to potentially large losses because the customer may compel us to complete a project or, in the event of a termination for default, pay the entire incremental cost of its replacement by another provider regardless of the size of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors and cost overruns can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize earnings from our contracts. Lower earnings caused by cost overruns could have an adverse impact on our financial condition, results of operations and cash flows.

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

Some of our specialized test equipment that supports the reliability of our products and systems is the result of significant investment. Back-up test equipment may not be readily available. Damage to our specialized test equipment may result in protracted production recovery and may adversely impact our ability to service our products.

A cybersecurity incident, network failure or other business disruption could have negative impacts.

We face cyber threats, threats to the physical security of our facilities, as well as the potential for business disruptions associated with damaging acts of nature, public health crises or information technology (IT) failures. Possible areas of significant exposure to cyber threats or other disruptions, for example, include our enterprise information technology resources, our information management network that provides communication services to customers and our flight deck communication products and solutions. Any of these threats or disruptions may result in a material adverse effect on our business, financial condition, results of operations and cash flows. Risks may include:

•	adverse effects to future results due to the theft, destruction, loss, corruption or release of personal data, confidential information or intellectual property

•	operational or business disruptions resulting from the failure of IT or other systems and subsequent mitigation activities

•	negative publicity resulting in reputation or brand damage with our customers, suppliers, employees, shareowners and others

Cautionary Statement

This Annual Report on Form 10-K, and documents that are incorporated by reference in this Annual Report on Form 10-K, contain statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; adjustments to the commercial OEM production rates and the aftermarket; the impacts of natural disasters and pandemics, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or other sensitive information, corruption of data or operational disruption; delays related to the award of domestic and international contracts; delays in customer programs; unanticipated impacts of sequestration and other provisions of the Budget Control Act of 2011 as modified by the Bipartisan Budget Act of 2013; the discontinuance of support for military transformation and modernization programs; potential adverse impact of oil prices on the commercial aerospace industry; the impact of terrorist events on the commercial aerospace industry; declining defense budgets resulting from budget deficits in the U.S. and abroad; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; potential unavailability of our mission-critical data and voice communication networks; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us and our customers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute internal performance plans such as productivity and quality improvements and cost reduction initiatives; achievement of ARINC integration and synergy plans as well as our other acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of lawsuits, claims and legal proceedings, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

As of September 30, 2014, we operated various manufacturing and engineering facilities, sales offices, warehouses and service locations throughout the U.S. and around the world. These facilities have aggregate floor space of approximately 6.9 million square feet. Of this floor space, approximately 53 percent is owned and approximately 47 percent is leased. There are no major encumbrances on any of our plants or equipment, other than financing arrangements which in the aggregate are not significant. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2014 is as follows:

Location	Owned Facilities	Leased Facilities	Total
(in thousands of square feet)
Commercial and Government Systems
U.S.	3,338	1,941	5,279
Europe	329	340	669
Canada and Mexico	—	131	131
Asia Pacific	—	220	220
South America	—	9	9
Total	3,667	2,641	6,308

Information Management Services
U.S.	31	523	554
Europe	—	30	30
Canada and Mexico	—	1	1
Asia Pacific	—	24	24
South America	—	0	0
Total	31	578	609
Combined Total	—	0	0

Type of Facility	Owned Facilities	Leased Facilities	Total
(in thousands of square feet)
Commercial and Government Systems
Manufacturing and service	1,274	982	2,256
Sales, engineering and general office space	2,393	1,659	4,052

Information Management Services
Manufacturing and service	31	10	41
Sales, engineering and general office space	-	568	568
Combined Total	3,698	3,219	6,917

We have facilities with a total of at least 100,000 square feet in the following cities: Cedar Rapids, Iowa (3,000,000 square feet), Melbourne, Florida (390,000 square feet), Annapolis, Maryland (370,000 square feet), Richardson, Texas (280,000 square feet), Heidelberg, Germany (240,000 square feet), Tustin, California (215,000 square feet), Coralville, Iowa (200,000 square feet), Wilsonville, Oregon (185,000 square feet), Sterling, Virginia (180,000 square feet), Toulouse, France (165,000 square feet), Salt Lake City, Utah (115,000 square feet), Hyderabad, India (115,000 square feet) and Mexicali, Mexico (105,000 square feet). Most of our facilities for our Commercial Systems and Government Systems businesses are shared and have therefore been presented together in the tables above. We have excluded from the tables the facility in Oklahoma City, Oklahoma (320,000 square feet) that is part of ARINC's ASES business. We have also excluded hundreds of leased locations wherein our Information Management Services business has radio frequency equipment in various airports throughout the world.

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

The name, age, office and position held with us, and principal occupations and employment during the past five years of each of our executive officers as of November 18, 2014 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age
Robert K. Ortberg—Chief Executive Officer and a Director since August 2013; President since September 2012; Executive Vice President and Chief Operating Officer, Government Systems from February 2010 to September 2012; Executive Vice President and Chief Operating Officer, Commercial Systems of Rockwell Collins prior thereto	54
Patrick E. Allen—Senior Vice President and Chief Financial Officer since January 2005	50
John-Paul E. Besong—Senior Vice President, e-Business since April 2007	61
Tatum J. Buse—Vice President, Finance and Corporate Controller since September 2013; Vice President Cost Optimization from September 2012 to September 2013; Vice President and Controller of International and Service Solutions from May 2011 to September 2012; Senior Director of Financial Planning and Analysis from October 2010 to May 2011; Controller of Service Solutions of Rockwell Collins prior thereto	40
Philip J. Jasper—Executive Vice President and Chief Operating Officer, Government Systems since September 2012; Vice President, Business Development, Government Systems from May 2010 to September 2012; Vice President and General Manager, Mobility and Rotary Wing Solutions of Rockwell Collins prior thereto	46
Bruce M. King—Senior Vice President, Operations since May 2011; Vice President and General Manager Communications Products from September 2010 to May 2011; Vice President and General Manager, Surface Solutions from January 2008 to September 2010	53
Colin R. Mahoney—Senior Vice President, International and Service Solutions since February 2013; Vice President of Commercial Systems Sales, Marketing and Customer Support from June 2009 to February 2013	49
Nan Mattai—Senior Vice President, Engineering and Technology since November 2004	62
Martha L. May—Senior Vice President, Human Resources since April 2013; Senior Vice President and Chief Human Resources Officer of Bell Helicopter prior thereto	47
Robert J. Perna—Senior Vice President, General Counsel and Secretary since January 2014; Vice President, General Counsel and Secretary for AM Castle & Co. prior thereto	50
Jeffrey A. Standerski—Senior Vice President, Information Management Services since December 2013; Vice President and General Manager, Business and Regional Systems from July 2013 to December 2013; Vice President and General Manager, Air Transport Systems from October 2006 to June 2013	48
Kent L. Statler—Executive Vice President and Chief Operating Officer, Commercial Systems since February 2010; Executive Vice President, Rockwell Collins Services prior thereto	49
Douglas E. Stenske—Vice President, Treasurer and Risk Management since September 2013; Vice President, Treasurer and Financial Planning from March 2011 to September 2013; Vice President and General Auditor from May 2008 to March 2011	48
Robert A. Sturgell—Senior Vice President, Washington Operations since April 2009	55

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

Market Information

Our common stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol COL. On October 31, 2014, there were 18,038 shareowners of record of our common stock.

The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange—Composite Transactions reporting system during each quarter of our years ended September 30, 2014 and 2013:

	2014		2013
Fiscal Quarters	High	Low	High	Low
First	$74.43	$65.76	$59.02	$52.24
Second	84.06	72.95	64.16	56.87
Third	81.47	75.79	67.58	58.79
Fourth	81.90	71.89	75.25	62.44

Dividends

The following table sets forth the cash dividends per share paid by us during each quarter of our years ended September 30, 2014 and 2013:

Fiscal Quarters	2014	2013
First	$0.30	$0.30
Second	0.30	0.30
Third	0.30	0.30
Fourth	0.30	0.30

Based on our current dividend policy, we have been paying quarterly cash dividends which, on an annual basis, equal $1.20 per share. The declaration and payment of dividends, however, will be at the sole discretion of our Board of Directors.

Repurchases

Our Board of Directors has authorized certain repurchases of our common stock. During 2014, we repurchased approximately 2.7 million shares of our common stock at a total cost of $206 million, at a weighted average cost of $76.84 per share. During 2013, we repurchased approximately 9.8 million shares of our common stock at a total cost of $569 million, at a weighted average cost of $58.38 per share.

The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2014 through July 31, 2014	—	$—	—	$305 million
August 1, 2014 through August 31, 2014	1,118,400	$75.30	1,118,400	$221 million
September 1, 2014 through September 30, 2014	207,912	$76.81	207,912	$705 million
Total/Average	1,326,312	$75.53	1,326,312

(1) On February 7, 2013 our Board authorized the repurchase of an additional $500 million of our common stock, as reflected in the table above. On September 19, 2014 our Board authorized the repurchase of an additional $500 million of our common stock, as reflected in the table above. These authorizations have no stated expiration.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 below. The Statement of Operations, Statement of Financial Position and other data has been derived from our audited financial statements. The Company operates on a 52/53 week fiscal year ending on the Friday closest to September 30. Fiscal year 2014 was a 53-week fiscal year, while 2013, 2012, 2011 and 2010 were 52-week fiscal years. Certain prior data has been reclassified to conform to the current year presentation and to reflect the results of discontinued operations.

	Years Ended September 30
	2014(a)	2013(b)	2012(c)	2011(d)	2010(e)
(dollars in millions, except per share amounts)
Statement of Operations Data:
Sales	$4,979	$4,474	$4,531	$4,593	$4,358
Cost of sales	3,469	3,103	3,168	3,263	3,139
Selling, general and administrative expenses	594	495	530	515	456
Income from continuing operations	618	630	589	595	531
Income (loss) from discontinued operations, net of taxes	(14)	2	20	39	30
Net income	604	632	609	634	561
Net income as a percent of sales	12.1%	14.1%	13.4%	13.8%	12.9%
Diluted earnings per share from continuing operations	4.52	4.56	4.01	3.81	3.34
Statement of Financial Position Data:
Working capital(f)	$1,006	$1,113	$1,347	$1,394	$1,237
Property	919	773	773	754	707
Goodwill and intangible assets	2,551	1,067	1,071	1,088	1,072
Total assets	7,063	5,400	5,314	5,389	5,064
Short-term debt	504	436	—	—	24
Long-term debt, net	1,663	563	779	528	525
Shareowners' equity	1,884	1,618	1,259	1,523	1,482
Other Data:
Capital expenditures	$163	$120	$138	$152	$109
Depreciation and amortization	225	177	170	155	160
Dividends per share	1.20	1.20	1.08	0.96	0.96
Stock Price:
High	$84.06	$75.25	$61.46	$67.29	$68.04
Low	65.76	52.24	46.37	43.82	47.19

(a)
Income from continuing operations includes $18 million of restructuring, pension settlement and ARINC transaction costs ($25 million before income taxes). Approximately $18 million of the pre-tax expense was recorded in selling, general and administrative expenses, $4 million was included within cost of sales, and $3 million was classified as interest expense. Income from continuing operations also includes a $9 million gain ($10 million before income taxes) resulting from the sale of the KOSI business. On December 23, 2013, we acquired ARINC for $1,405 million. This acquisition was funded through a combination of new long-term debt and short-term commercial paper borrowings.

(b)
Net income includes a $19 million income tax benefit related to the retroactive reinstatement of the previously expired Federal Research and Development Tax Credit. Short-term debt includes commercial paper borrowings incurred to fund a portion of our share repurchase program and also includes $200 million related to debt that matured in December 2013.

(c)
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

(d)
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

(e)	Net income includes a $20 million income tax benefit related to the favorable resolution of certain tax matters in 2010.

(f)	Working capital consists of all current assets and liabilities, including cash and short-term debt.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We operate on a 52/53 week fiscal year ending on the Friday closest to September 30. For ease of presentation, September 30 is utilized consistently throughout Management's Discussion and Analysis of Financial Condition and Results of Operations to represent the fiscal year end date. Fiscal year 2014 was a 53-week fiscal year, while 2013 and 2012 were 52-week fiscal years. All date references contained herein relate to our fiscal year unless otherwise stated.

As discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 8 below, on July 25, 2014 we divested our satellite communication systems business, formerly known as Datapath, Inc. (Datapath). DataPath, with operations in Duluth, Georgia and Stockholm, Sweden, has been reported as a discontinued operation for all periods presented and was formerly included within the Government Systems segment. During 2014, the company also entered into an agreement to divest the ASES business, which was acquired as part of the ARINC transaction. The sale of ASES is subject to customary closing conditions. The ASES business is also classified as a discontinued operation.

Certain prior year data has been reclassified to conform to the current year presentation and to reflect the results of discontinued operations.

OVERVIEW AND OUTLOOK

We have a diversified and balanced business, serving both commercial and government markets. On December 23, 2013, we completed our acquisition of ARINC for $1,405 million. The acquisition of ARINC was funded through a combination of new long-term debt issuances and commercial paper borrowings. In connection with this acquisition, a new Information Management Services business segment was formed. This new segment combines ARINC with the Company's legacy flight services business, which had previously been included in the Commercial Systems segment. The acquisition of ARINC expands our position as a leading provider of information management services.

Total revenues increased 11 percent during 2014, as sales from the ARINC acquisition and 6 percent higher revenues in Commercial Systems were partially offset by a 2 percent reduction within the Government Systems business. Diluted earnings per share from continuing operations decreased 1 percent to $4.52, as the benefit from higher earnings in Commercial Systems and Information Management Services were offset by lower earnings and reduced sales volumes within Government Systems, as well as higher interest costs and higher income taxes resulting from differences in availability of the Federal Research and Development Tax Credit (Federal R&D Tax Credit), which expired on December 31, 2013.

We generated operating cash flows of $660 million during 2014, representing an 11 percent improvement over last year. We continued to deploy cash for the benefit of our shareowners by paying aggregate dividends of $162 million and repurchasing 2.7 million shares of common stock for $211 million. In addition, in September 2014 our Board of Directors authorized an additional $500 million for share repurchases.

We generated the following results for 2014:

•	total sales of $4.98 billion

•	diluted earnings per share from continuing operations of $4.52

•	operating cash flow of $660 million

•	capital expenditures of $163 million

•	total research and development investment of $934 million (1)

Looking forward to 2015, we anticipate the following:

•	total sales in the range of $5.2 billion to $5.3 billion

•	diluted earnings per share in the range of $4.90 to $5.10

•	cash provided by operating activities in the range of $675 million to $775 million

•	capital expenditures of about $200 million

•	total research and development investment of about $950 million (1)

(1) Total research and development (R&D) investment is comprised of company and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory.

As we plan for 2015 and beyond, our strategies are focused on the following:

•	accelerate sales growth

•	expand operating margins and improve cash flow conversion

•	deploy capital with priorities on growth and shareowner return

Accelerate Sales Growth

Returning our business to growth has been a fundamental objective of our management team over the course of the last fiscal year. For the past few years we have been in a period of unprecedented investment in research and development for our company to support market share gains throughout our businesses. We are now beginning to realize the benefits of completing investments in these programs as new platforms enter service. Our focus on developing unique solutions to address our customers' needs is evidenced by the large investment we dedicate towards R&D programs. Over the past 5 years, we invested nearly $4.8 billion in research and development, which has allowed us to develop new systems, products and software solutions for our customers and capture strategically important positions on a variety of air transport, business aviation and military aircraft.

Highlights of our strategy to accelerate top-line sales growth are as follows:

Market share gains on new OEM platforms entering service: In Commercial Systems this year, we won positions on the Boeing 777X and AVIC MA-700 regional airliner, as well as achieved certification of our Pro Line Fusion avionics on the Embraer Legacy 500 aircraft. We supported the ramp up in production for the Boeing 787 and initial deliveries for the Airbus A350 aircraft. Our development teams are focused on meeting commitments as we continue to support a host of new programs in development such as the Boeing 737 MAX program and a number of Pro Line Fusion programs that have yet to enter service. We believe our Commercial Systems OEM business is poised to grow at twice the rate of the market as these new aircraft enter service over the balance of the decade.

Within Government Systems, we achieved on-time development of equipment for the KC-46 and KC-390 programs as they prepare to transition into production. We have also won several rotary wing positions with AgustaWestland.

Expanding international business: Market opportunities outside the United States continue to evolve, driven in part by expanding populations and emerging economies. Security needs are on the rise in places around the globe, as countries seek to protect their borders, infrastructure and resources. At the same time, global commercial air travel is expected to increase, generating higher traffic and increased demand for new aircraft. We believe we have positioned our business to take advantage of this growth by capturing new programs at emerging international OEMs, strategically positioning service centers around the globe and by launching new joint ventures in China. We project our international revenues will grow from about 43 percent of revenues today to roughly 50 percent by the end of the decade. We have increased our headcount and allocated resources to developing regions over the last five years. We recognize the need to stay close to our customers and meet expectations on programs no matter where that customer resides in the world.

Positioning for a new defense environment: We continue to execute our strategy to reshape our Government Systems portfolio to align with the changing dynamics of the defense environment. For 2015, we expect that our Government Systems business will be about flat with 2014 and we project it will return to low single digit growth thereafter. During 2014, we divested two businesses, DataPath and KOSI. The decision to sell these businesses is part of an overall strategy to reshape the Government Systems segment to focus on growing markets for the Company's core products and solutions. Over the last few years, our sales were significantly impacted by our exposure to U.S. Army ground programs as troops withdrew out of the Middle East. In 2010, 20 percent of our Government Systems sales related to U.S. Army ground programs. In 2015, less than 5 percent of our Government Systems sales are expected to relate to U.S. Army ground programs.

Constrained defense budgets will require our customers to shift from their traditional development model to leverage available commercial technologies. We believe our operating model uniquely positions us to reapply commercial technology to defense platforms, which significantly decreases cost and risk on new program developments. It also allows us to expand the breadth of our mission solutions and maximize our platform content.

New growth platform with Information Management Services: As the market continues to trend away from hardware-based solutions to more software-based applications, the needs for connectivity are increasing. The acquisition of ARINC brings a high integrity network and service capability, and when combined with Rockwell Collins information-enabled avionics and cabin solutions, allows us to serve our customers with a much broader product offering. While we historically have had the capability to manage the flow and distribution of information on the aircraft, ARINC enables us to offer connectivity and information management outside of the aircraft, including the ground infrastructure. The addition of ARINC has expanded our information management footprint, while substantially increasing our commercial aviation exposure. We continue to see the market trending toward more information-enabled solutions and we expect that our expanded capabilities will open up new opportunities for growth.

Expand operating margins and improve cash flow conversion

Operational excellence is a fundamental objective at our Company. We have extended Lean concepts beyond the factory floor to virtually every aspect of our business. We focus on streamlining processes, reducing production costs and increasing quality while enhancing our ability to respond quickly to customer needs. In addition, our shared service model uses an organizational structure to leverage resources across the business. This is evidenced by our product and technology centers of excellence, through which we apply our core competencies to solutions in both Government Systems and Commercial Systems. By applying common tools and systems across our businesses, we can better manage our cost structure and maximize our R&D investments as technological advancements are applied across our businesses.

We believe our Company has a proven ability to both react quickly to changing business conditions and to execute its business plans. This includes our focus on the customer, continuing our commitment to operational excellence and maintaining our balanced business model. We will also distinguish ourselves through strong customer relationships, high returns on invested capital and continued investment in market differentiating technologies and programs. As we return our company to growth, and investment headwinds begin to payoff as new programs enter service, we plan to deliver strong cash flows.

Deploy capital with priorities on growth and shareowner return

We plan to prioritize accelerating growth as we allocate capital across our company. We expect to invest 16 to 18 percent of sales in R&D, 3 to 4 percent of sales in capital expenditures and opportunistically look for complementary business acquisitions. We expect to continue to target a 20 to 25 percent dividend to net income payout ratio. The remaining capital deployment priorities are expected to be balanced between paying down short-term debt and repurchasing shares of our common stock. With the additional $500 million share repurchase authorization announced in September 2014, we are authorized to repurchase a total of $705 million of outstanding stock under our share repurchase program at September 30, 2014.
See the following sections for further discussion of our results of operations and anticipated 2015 results of operations. For additional disclosure on segment operating earnings see Note 24 of the Notes to Consolidated Financial Statements in Item 8 below. Please also see our Risk Factors and Cautionary Statement in Item 1A of this Form 10-K.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for 2012 through 2014 and should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 below.

As discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 8 below, the results of DataPath and ASES have been accounted for as discontinued operations for all periods presented. Unless otherwise noted, disclosures pertain to our continuing operations.

Consolidated Financial Results

Sales

(in millions)	2014	2013	2012
U.S.	$2,993	$2,827	$2,994
Non-U.S.(1)	1,986	1,647	1,537
Total	$4,979	$4,474	$4,531
Percent increase (decrease)	11%	(1)%
(1) Sales are attributed to geographic region based on the location of our customers.

Sales for 2014 compared to 2013

Total sales increased $505 million, or 11 percent. ARINC, which was acquired on December 23, 2013, contributed $421 million, or 9 percent, to the overall revenue growth. The remaining net increase of $84 million was primarily driven by the $129 million increase in sales within Commercial Systems, and a $5 million increase in sales for the legacy flight services business within Information Management Services, partially offset by a $50 million reduction in Government Systems sales. Refer to the Commercial Systems, Government Systems and Information Management Services sections of the Segment Financial Results below for a detailed discussion of sales by segment in 2014 and 2013.

U.S. sales increased $166 million, or 6 percent. Information Management Services sales contributed $201 million of the increase, primarily due to the acquisition of ARINC, with the remaining variance primarily attributable to a reduction in sales to the U.S. Government as discussed in the Government Systems sales section below.

Non-U.S. sales increased $339 million, or 21 percent, with Information Management Services sales contributing $225 million of the increase, primarily due to the acquisition of ARINC. The remaining net increase of $114 million was driven by the combined impact of higher customer funding for development efforts on international programs within Commercial Systems and modest growth in international defense programs that resulted in higher product deliveries to non-U.S. customers within Government Systems.

Sales for 2013 compared to 2012

Total sales decreased $57 million, or 1 percent, as the $137 million reduction in Government Systems sales was only partially offset by a $78 million increase in Commercial Systems and a $2 million increase in Information Management Services sales. Refer to the Government Systems, Commercial Systems, and Information Management Services sections of the Segment Financial Results below for a detailed discussion of sales by segment in 2013 and 2012.

U.S. sales decreased $167 million, or 6 percent, due principally to a reduction in sales to the U.S. Government and continued challenges from sequestration, as discussed in the Government Systems sales section below.

Non-U.S. sales increased by $110 million, or 7 percent, primarily from higher product deliveries within Commercial Systems to non-U.S. aircraft manufacturers including Bombardier and higher sales of Firestorm targeting systems and other products on international military programs within Government Systems.

Cost of Sales

(in millions)	2014	2013	2012
Total cost of sales	$3,469	$3,103	$3,168
Percent of total sales	69.7%	69.4%	69.9%

Cost of sales consists of all costs incurred to design and manufacture our products and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization, service and support and other related expenses.

Cost of sales for 2014 compared to 2013

Total cost of sales increased $366 million, or 12 percent, primarily due to the following:

•	$305 million of cost of sales from the ARINC business acquired this year

•
partially offset by a $55 million reduction resulting from the combined impact of lower sales volume in Government Systems and lower company-funded R&D expense within Commercial Systems, as well as benefits obtained from headcount reductions and prior restructuring actions

•	the remaining net increase of $116 million was driven primarily by the higher organic sales volume within Commercial Systems, and a corporate-level charge for employee severance recorded in 2014

Cost of sales for 2013 compared to 2012

Total cost of sales decreased $65 million, or 2 percent, primarily due to the following:

•
$46 million decrease resulting from the $57 million reduction in net sales volume, as discussed in the Government Systems, Commercial Systems, and Information Management Services sections of the Segment Financial Results below

•
$38 million reduction due to the absence of restructuring and asset impairment charges recorded in the prior year and classified within cost of sales, as discussed in Note 23 of the Notes to Consolidated Financial Statements

•	$25 million reduction in company-funded R&D expense, as explained below

•
the above items were partially offset by other net increases to cost of sales of $44 million, primarily attributable to the combined impact of higher employee incentive compensation costs and the absence of favorable warranty adjustments recorded in the prior year

Research and development expense

R&D expense is included as a component of cost of sales and is summarized as follows:

(in millions)	2014	2013	2012
Customer-funded:
Government Systems	$353	$383	$420
Commercial Systems	143	98	83
Information Management Services	8	—	—
Total customer-funded	504	481	503
Company-funded:
Government Systems	74	73	78
Commercial Systems	193	218	238
Information Management Services (1)	1	—	—
Total company-funded	268	291	316
Total research and development expense	$772	$772	$819
Percent of total sales	15.5%	17.3%	18.1%

(1) Research and development expenses for the Information Management Services segment, including the ARINC acquisition, do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property on the Consolidated Statement of Financial Position.
We make significant investments in research and development to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded R&D expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $36 million, $25 million and $18 million for 2014, 2013 and 2012, respectively. Refer to the Research and Development section found in Item 1 and the Critical Accounting Policies section found in Item 7 below for further discussion of our incremental investments in pre-production engineering effort.

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

Total R&D expense was unchanged from 2013 to 2014, as increases in the customer-funded portion of R&D were offset by decreases in the company-funded portion of R&D. The customer-funded portion of R&D expense increased $23 million from 2013 to 2014. Higher customer funding of international development programs in Commercial Systems, increased amortization of pre-production engineering costs, and incremental R&D expense from the acquisition of ARINC accounted for most of this increase. These increases were partially offset by a reduction in customer funded R&D expense within Government Systems that resulted from a number of development programs that have now completed or are transitioning to production. The $23 million decrease in company-funded R&D from 2013 to 2014 was principally within Commercial Systems and was driven by a reduction in R&D efforts associated with various next generation business jet avionics development programs.

Total R&D expense decreased $47 million from 2012 to 2013. The customer-funded portion of R&D expense decreased $22 million from 2012 to 2013. Government Systems accounted for $37 million of this decrease as challenging market conditions contributed to a decline in spending by the U.S. Government on various development programs. The decrease was partially offset by an increase within Commercial Systems of $15 million, driven in part by higher amortization of pre-production engineering costs. The $25 million decrease in company-funded R&D from 2012 to 2013 was principally within Commercial

Systems and resulted from a shift away from company-funded product development towards pre-production effort on specific programs, that is capitalized within inventory pursuant to contractual guarantees for reimbursement provided by the customer.
Looking forward to 2015, total R&D expense is expected to be approximately $825 million, with the customer-funded portion of R&D expense within Commercial Systems expected to drive most of the anticipated increase.

Selling, General and Administrative Expenses

(in millions)	2014	2013	2012
Selling, general and administrative expenses	$594	$495	$530
Percent of total sales	11.9%	11.1%	11.7%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses increased $99 million, or 20 percent, in 2014 compared to 2013, primarily due to the following:

•	$62 million of SG&A costs from the recently acquired ARINC business

•	$13 million in transaction costs for legal, accounting and advisory fees resulting from the ARINC acquisition

•	$8 million of the increase resulted from the combined impact of pension settlement charges and higher stock-based compensation expenses

•
the remaining net increase of $16 million was primarily due to higher bid and proposal costs and expenses related to the pursuit of new business opportunities internationally, partially offset by savings attributable to headcount reductions from prior restructuring actions

Total SG&A expenses decreased $35 million, or 7 percent, in 2013 compared to 2012, primarily due to the following:

•	the absence of $31 million in bad debt and employee severance expenses that occurred in 2012

•
the remaining net decrease of $4 million was primarily due to the combined impact of a reduction in bid and proposal costs and savings realized from ongoing restructuring actions, partially offset by increases in employee incentive compensation and initial transaction costs that were incurred in anticipation of the acquisition of ARINC

Interest Expense

(in millions)	2014	2013	2012
Interest expense	$59	$28	$27
Interest expense increased by $31 million in 2014 compared to 2013, primarily due to incremental interest on the new long-term debt and commercial paper we issued to fund the ARINC acquisition.

Interest expense increased by $1 million in 2013 compared to 2012, primarily due to costs incurred on a bridge loan credit facility that was temporarily in place in anticipation of the acquisition of ARINC, which closed on December 23, 2013.

See Note 10 of the Notes to the Consolidated Financial Statements in Item 8 below for more detail regarding outstanding debt.

Other Income, Net

(in millions)	2014	2013	2012
Other income, net	$(25)	$(17)	$(26)
Other income, net increased by $8 million in 2014 compared to 2013, primarily due to a $10 million pre-tax gain that occurred in 2014 when we divested the KOSI business. For additional information regarding the sale of the KOSI business, refer to Note 4 of the Notes to Consolidated Financial Statements in Item 8 below.

Other income, net decreased by $9 million in 2013 compared to 2012, primarily due to the combined impact of higher pension expense and the absence of a $5 million gain that occurred in 2012 when we sold our Irvine, California facility.

For additional information regarding the fluctuations in Other income, net, see Note 15 of the Notes to Consolidated Financial Statements in Item 8 below.

Income Tax Expense from Continuing Operations

(in millions)	2014	2013	2012
Income tax expense	$264	$235	$243
Effective income tax rate	29.9%	27.2%	29.2%

The effective income tax rate differed from the U.S. statutory tax rate as detailed below:

	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(1.1)	(1.2)	(1.3)
State and local income taxes	1.3	1.3	1.3
Research and development credit	(1.1)	(5.1)	(1.9)
Domestic manufacturing deduction	(1.7)	(2.0)	(2.1)
Tax settlements	(0.9)	(0.1)	(2.3)
Other	(1.6)	(0.7)	0.5
Effective income tax rate	29.9%	27.2%	29.2%

The difference between our effective income tax rate in 2014 and the statutory tax rate is primarily due to the benefit derived from the resolution of prior year tax matters, the Federal R&D Tax Credit, which provides a tax benefit on certain incremental R&D expenditures, and the Domestic Manufacturing Deduction under Section 199 (DMD), which provides a tax benefit on U.S.-based manufacturing.

The effective income tax rate in 2014 increased from 2013 primarily due to the differences in availability of the Federal R&D Tax Credit which expired on December 31, 2013, partially offset by favorable adjustments in the current period due to the resolution of prior year tax matters including the resolution of the Internal Revenue Service (IRS) examination of taxable years ended September 30, 2010 and 2011.

The effective income tax rate in 2013 decreased from 2012 primarily due to the retroactive reinstatement of the Federal R&D Tax Credit which had previously expired on December 31, 2011 and an adjustment to recognize certain tax benefits from net operating loss carryovers in the United Kingdom. These items were partially offset by the absence of favorable adjustments recorded in 2012 due to the resolution of prior year tax matters including the resolution of the IRS examination of taxable years ended September 30, 2008 and 2009.

Looking forward to 2015, we expect an effective income tax rate of approximately 31 percent. This rate assumes the Federal R&D Tax Credit, which expired as of December 31, 2013, is not renewed.

Net Income and Diluted Earnings Per Share

(in millions, except per share amounts)	2014	2013	2012
Income from continuing operations	$618	$630	$589
Percent of sales	12.4%	14.1%	13.0%

Income (loss) from discontinued operations, net of taxes	(14)	2	20
Net income	$604	$632	$609

Diluted earnings per share from continuing operations	$4.52	$4.56	$4.01
Diluted earnings (loss) per share from discontinued operations	(0.10)	0.02	0.14
Diluted earnings per share	$4.42	$4.58	$4.15

Weighted average diluted common shares	136.7	138.1	146.8

Income from continuing operations, net of taxes, for 2014 was $618 million, down 2 percent, or $12 million, from the $630 million in income from continuing operations, net of taxes, reported for 2013. Diluted earnings per share from continuing operations decreased 1 percent to $4.52 during this same time period. The rate of decrease in diluted earnings per share from continuing operations was less than the rate of decrease in income from continuing operations, net of taxes, because of the favorable impacts from our share repurchase program.

Income from continuing operations, net of taxes, and earnings per share in 2014 benefited from the higher operating earnings in Commercial Systems and Information Management Services, and from the gain realized on the divestiture of KOSI. These benefits, however, were more than offset by higher income taxes, higher interest expense, transaction costs incurred in connection with the ARINC acquisition, pension settlement and restructuring charges that were recorded in 2014, and lower operating earnings within Government Systems.

Income from continuing operations, net of taxes, for 2013 was $630 million, up 7 percent, or $41 million, from the $589 million reported in 2012. Diluted earnings per share from continuing operations increased 14 percent to $4.56 during this same time period. The rate of increase in diluted earnings per share from continuing operations was greater than the rate of increase in income from continuing operations, net of taxes, because of the favorable impacts from our share repurchase program.

Income from continuing operations, net of taxes, and earnings per share in 2013 benefited from higher operating earnings in Commercial Systems, a lower effective income tax rate and the absence of net restructuring and asset impairment charges that were recorded in 2012. These benefits, however, were partially offset by reduced sales volume and operating earnings within Government Systems, and the adverse impact from higher employee incentive compensation costs that were recorded in 2013.

Segment Financial Results

One of the key metrics we often use to describe year-over-year changes in operating income for each segment is the incremental (or reduced) earnings derived from higher (or lower) sales volumes. Similarly, the gross margin derived from these incremental (or reduced) earnings is often used to describe changes in segment operating margins. By leveraging the fixed costs present in our shared service operating model, we typically can deliver higher earnings on incremental sales volumes. Conversely, lower sales volumes require us to control costs in order to sustain profitability. The incremental (or reduced) margin realized on the sales volume change tends to be disproportionately higher than the overall operating margin reported for the segment. This is because the overall operating margin for the segment contemplates more elements of our cost structure, such as company-funded R&D expense, depreciation, amortization and selling, general and administrative expenses.

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

We expect Commercial Systems sales to increase by high-single digits in 2015 compared to 2014, primarily due to the following:

•
sales to aircraft OEMs are expected to increase by high-single digits when compared to 2014. Sales to air transport aircraft OEMs are projected to increase in the low double digits from higher Airbus A350 production and increased production rates for other air transport aircraft as well as higher customer funded development program sales. Business and regional jet OEM sales are expected to increase low single digits due to deliveries of the Embraer Legacy aircraft as well as higher customer funded development program sales

•
aftermarket sales for 2015 are expected to increase by high-single digits. The sales increase is expected to be driven by higher revenue from cockpit and cabin retrofits, airspace mandates, and service and support revenues

•
sales of wide-body in-flight entertainment (IFE) products and services are expected to decrease by about 30 percent, or $20 million, as airlines continue to decommission their legacy IFE systems and no longer require our services, given our decision in 2005 to cease investing in this product area

We project Commercial Systems 2015 operating margins will expand by approximately 50 to 100 basis points above the 22.1 percent reported in 2014, driven primarily by the anticipated revenue increase. Commercial margin expansion will be tempered slightly as a portion of the revenue growth anticipated in 2015 results from lower margin customer-funded development programs.

Risks to the Commercial Systems business include:

•	turbulence in global economic and financial markets could have a significant impact on demand for air travel, new aircraft, and retrofits as well as the availability of financing for new aircraft

•	occurrence of an unexpected geopolitical event, including terrorism or a pandemic, that could have a significant impact on demand for air travel and demand for new aircraft

•	potential negative impact that fuel prices could have on the profitability of airline and other aircraft operator customers

•	our ability to win new business, develop products and execute on programs pursuant to contractual requirements

•	development and market segment acceptance of our products and systems

•	potential adverse impact from delays or reductions in OEM aircraft production, including delays in the entry-into-service date for new aircraft

For additional disclosure on Commercial Systems segment results see Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

(in millions)	2014	2013	2012
Air transport aviation electronics:
Original equipment	$703	$601	$574
Aftermarket	512	497	472
Wide-body in-flight entertainment	70	83	91
Total air transport aviation electronics	1,285	1,181	1,137
Business and regional aviation electronics:
Original equipment	618	612	582
Aftermarket	396	377	373
Total business and regional aviation electronics	1,014	989	955
Total	$2,299	$2,170	$2,092
Percent increase	6%	4%

Commercial Systems Sales for 2014 compared to 2013

Total air transport aviation electronics sales increased $104 million, or 9 percent, primarily due to the following:

•
OEM sales increased $102 million, or 17 percent, primarily due to increased product deliveries from higher aircraft production rates for the Boeing 787 and 737 aircraft, as well as higher customer funded development program sales

•
aftermarket sales increased $15 million, or 3 percent, primarily driven by higher revenues from increased service and support activities and regulatory airspace mandates, partially offset by the absence of certain major retrofit programs that were completed in 2013

•
wide-body IFE sales decreased $13 million, or 16 percent, as airlines continued to decommission their legacy IFE systems and no longer require our services, given the Company's strategic decision announced in 2005 to cease investment in this product area

Total business and regional aviation electronics sales increased $25 million, or 3 percent, primarily due to the following:

•	OEM sales increased $6 million, or 1 percent, as higher customer funded development program revenues were mostly offset by a reduction in sales at the light-end of the business jet market

•	aftermarket sales increased $19 million, or 5 percent, driven by higher service and support activities

Commercial Systems Sales for 2013 compared to 2012

Total air transport aviation electronics sales increased $44 million, or 4 percent, primarily due to the following:

•	OEM sales increased $27 million, or 5 percent, primarily due to increased product deliveries from higher aircraft production rates for the Boeing 787 and 737 aircraft

•	aftermarket sales increased $25 million, or 5 percent, primarily driven by higher regulatory mandate upgrades

•
wide-body IFE sales decreased $8 million, or 9 percent, as airlines continued to decommission their legacy IFE systems and no longer require our services, given the Company's strategic decision announced in 2005 to cease investment in this product area

Total business and regional aviation electronics sales increased $34 million, or 4 percent, primarily due to the following:

•
OEM sales increased $30 million, or 5 percent, as higher product deliveries for increased aircraft production rates on Bombardier Global and Challenger aircraft were partially offset by reduced sales to Cessna as they slowed down their production rates for aircraft at the light-end of the business jet market

•	aftermarket sales increased $4 million, or 1 percent, driven by higher service and support activities

Commercial Systems Segment Operating Earnings

(in millions)	2014	2013	2012
Segment operating earnings	$509	$472	$435
Percent of sales	22.1%	21.8%	20.8%

Commercial Systems Operating Earnings for 2014 compared to 2013

Commercial Systems operating earnings increased $37 million, or 8 percent, primarily due to the following:

•	$25 million benefit related to lower company-funded R&D expenses

•
the $129 million increase in sales discussed in the Commercial Systems sales section above resulted in a $107 million increase in cost and incremental earnings of $22 million, or 17 percent of the higher sales volume. The margins on the incremental earnings were tempered by lower margin revenues on new products and customer-funded development programs

•	partially offset by other net reductions to operating earnings of $10 million, driven principally by higher employee benefit related costs

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to the reduction in company-funded R&D expenses and the higher sales volume, partially offset by the adverse impact from increased employee benefit related costs and an unfavorable mix of lower margin customer funded development program sales.

Commercial Systems Operating Earnings for 2013 compared to 2012

Commercial Systems operating earnings increased $37 million, or 9 percent, primarily due to the following:

•
the $78 million increase to sales discussed in the Commercial Systems sales section above resulted in a $49 million increase to cost and incremental earnings of $29 million, or 37 percent of the higher sales volume. The margins on the incremental earnings were tempered by a less favorable sales mix

•	$20 million benefit related to lower company-funded R&D expenses

•	partially offset by other net reductions to operating earnings of $12 million, driven principally by higher employee incentive compensation costs

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to the reduction in company-funded R&D expenses and the higher sales volume, partially offset by the adverse impact from increased employee incentive compensation.

Government Systems

Overview and Outlook

Our Government Systems business provides avionics, communication products, surface solutions and navigation products to the U.S. Department of Defense, state and local governments, other government agencies, civil agencies, defense contractors and foreign ministries of defense around the world. These systems, products and services support airborne (fixed and rotary wing), ground and shipboard applications. The short and long-term performance of our Government Systems business is affected by a number of factors, including the amount and prioritization of defense spending by the U.S. and non-U.S. governments, which is generally based on the security environment and underlying political landscape.
The U.S. Government has implemented various initiatives to address fiscal challenges. In August 2011, Congress enacted the Budget Control Act of 2011 which imposed spending caps and certain reductions in security spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect in March 2013. In December 2013, Congress enacted the Murray-Ryan Bipartisan Budget Act (BBA) of 2013, raising government discretionary spending limits for 2014 and 2015. The overall impact from the BBA on our near-term results has been incorporated into our 2015 sales guidance for Government Systems.

In years when the U.S. Government does not complete its budget process before the end of its fiscal year (September 30), government operations are typically funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. During periods covered by continuing resolutions (or until the regular appropriation bills are passed), we may experience delays in procurement of products and services which can adversely impact our results of operations and cause variability in the timing of revenue between periods. The Government began its 2015 operating budget under a continuing resolution that is set to expire in December 2014. We remain confident that our product offerings are well positioned to meet the needs of our government customers in this uncertain environment and we continue to enhance our international strategies and make proactive adjustments to our cost structure as necessary.

We expect Government Systems revenues to be about flat from 2014 to 2015, as mid-single digit growth in the international defense business is expected to be offset by a slight decline in U.S. defense sales. Increases in tanker/transport retrofit programs, rotary wing programs and data link program sales are expected to be offset by lower deliveries of Joint Tactical Radio System Manpack radios.

We project Government Systems 2015 segment operating margins to be about 21 percent.
Risks affecting future performance of our Government Systems business include:

•	overall funding and prioritization of the U.S. and non-U.S. defense budgets, including unanticipated impacts from sequestration and the uncertain budgetary environment

•	delayed, reduced or canceled funding for programs we have won

•	potential impact of geopolitical and economic events

•	our ability to execute to our internal performance plans and cost reduction initiatives

•	our ability to win new business, successfully develop products and execute on programs pursuant to contractual requirements

For additional disclosure on Government Systems segment results see Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

Government Systems Sales

The following table presents Government Systems sales by product category:

(in millions)	2014	2013	2012
Avionics	$1,342	$1,384	$1,476
Communication products	455	450	457
Surface solutions	234	232	226
Navigation products	178	193	237
Total	$2,209	$2,259	$2,396
Percent (decrease)	(2)%	(6)%

Government Systems Sales for 2014 compared to 2013

Avionics sales decreased $42 million, or 3 percent, primarily due to the following:

•	a $69 million decrease from lower development revenues on the KC-46, KC-10 and E-2 programs

•	partially offset by $27 million in other net increases to revenue, including higher deliveries for the Joint Helmet Mounted Cueing System program and F-15 aircraft

Communication products sales increased $5 million, or 1 percent, as a $32 million benefit from higher deliveries of Joint Tactical Radio System Manpack radios was largely offset by the combined impact of a reduction in international Talon and software defined radios.

Surface solutions sales increased $2 million, or 1 percent, as higher targeting system revenues were mostly offset by a reduction in development effort on the Common Range Integrated Instrumentation Systems program.

Navigation products sales decreased $15 million, or 8 percent, primarily due to fewer deliveries of GPS-related products and a reduction in development revenues from a GPS modernization program.

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

Communication products sales decreased $7 million, or 2 percent, primarily due to the following:

•
$48 million decrease from the combined impact of the wind-down of development efforts on several secured communication programs, including the FAB-T (Family of Advanced Beyond Line of Sight terminals) program, and a reduction in data link product deliveries

•	partially offset by other net increases to revenue of $41 million, including higher deliveries of the Joint Tactical Radio System Manpack radios

Surface solutions sales increased $6 million, or 3 percent, primarily due to the following:

•	$42 million increase principally attributable to higher international sales of Firestorm targeting systems

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

Government Systems Segment Operating Earnings

(in millions)	2014	2013	2012
Segment operating earnings	$465	$496	$543
Percent of sales	21.1%	22.0%	22.7%

Government Systems Operating Earnings for 2014 compared to 2013

Government Systems operating earnings were $465 million, or 21.1 percent of sales, for 2014 compared to operating earnings of $496 million, or 22.0 percent of sales, for 2013. The $31 million decrease in Government Systems operating earnings, and reduction in Government Systems operating earnings as a percent of sales, was primarily due to the following:

•	the $50 million reduction in sales volume resulted in lower earnings of $20 million, and a $30 million decrease to cost

•	an increase to operating earnings from lower warranty expense in 2014 was offset by the absence of certain favorable program adjustments that occurred last year

•
the remaining net decrease to operating earnings of $11 million was primarily due to the combined impact of higher employee benefit related costs and an increase in selling, general and administrative costs that resulted from various bid and proposal activities and pursuits of new business opportunities internationally

The decrease in Government Systems operating earnings as a percent of sales was driven by the adverse impact of increased selling, general and administrative expenses and higher employee benefit related costs. The favorable margin impact from the warranty adjustment that occurred in 2014 was mostly offset by the lower sales volume and absence of certain favorable program adjustments that occurred last year.

Government Systems Operating Earnings for 2013 compared to 2012

Government Systems operating earnings were $496 million, or 22.0 percent of sales, for 2013 compared to operating earnings of $543 million, or 22.7 percent of sales, for 2012. The $47 million decrease in Government Systems operating earnings was primarily due to the following:

•	the $137 million reduction in sales discussed in the Government Systems sales section above resulted in lower earnings of $41 million, and a $96 million decrease to cost

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

Information Management Services

Overview and Outlook
Our Information Management Services business enables mission critical data and voice communications throughout the world to customers including the FAA, commercial airlines, business aircraft operators, airport and critical infrastructure operators and major passenger and freight railroads. These communications are enabled by our high-performance, high-quality and high-assurance proprietary radio and terrestrial networks, enhancing customer efficiency, safety and connectivity.
Our information management services include:

•
voice and data communication services, such as GLOBALinkSM voice and data services, which enable satellite, VHF and HF transmissions between the cockpit, the FAA and airline operation centers ensuring safety and efficiency for commercial airlines. These communications are enabled through ARINC's legacy ACARS® analog system and through the FAA's next generation VDLM2 digital technology

•
pre-flight and in-flight planning services and communications, such as ARINCDirectSM, which provide business aircraft operators with cockpit and cabin voice and data communication capabilities, around-the-clock flight planning and support, flight tracking, weather information and ground services

•
airport communications and information systems designed to ease congestion and improve airport efficiency via airline agent and passenger-facing check-in, baggage, boarding and access control solutions

•	train dispatching and information systems including solutions to support positive train control as mandated by the 2008 Railroad Safety Improvement Act

•	mission critical security systems, including intrusion detection, access control, video and credential management and vehicle identification for nuclear power plants and defense-related facilities
Risks to the Information Management Services business include:

•	turbulence in global economic and financial markets could have a significant impact on demand for air travel, airport developments and retrofit of information enabled aircraft

•
occurrence of an unexpected geopolitical event, including terrorism or a pandemic, that could have a significant impact on demand for air travel and demand for new information enabled aircraft and reduce international business aviation travel

•	our ability to win new business, develop products and execute on programs pursuant to contractual requirements

•	significant reductions in the U.S. rail transportation budget could delay the implementation of Positive Train Control (PTC) mandate and other new starts and extension projects

•	disruption in the deployment of new satellite communication technology could impact future revenue growth from airline and business jet customers

We expect Information Management Services sales to approach double digit growth in 2015, when compared to 2014 sales of $577 million on a full fiscal year pro-forma basis. The projected increase is primarily driven by double digit growth in airline and business aviation related sales. We project Information Management Services operating margins for 2015 to expand by over 100 basis points over the 13.2 percent reported in 2014, driven primarily by the anticipated revenue increase.

For additional disclosure on Information Management Services segment results see Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

Information Management Services Sales

On December 23, 2013, we acquired ARINC. In connection with this acquisition, a new Information Management Services business segment was formed. This new segment combines ARINC with our existing flight services business. Sales and earnings of the existing flight services business were previously included in the Commercial Systems segment. This business has been reclassified into the Information Management Services segment and prior period results of Commercial Systems have been restated. Prior period results of the Information Management Services segment do not include any sales or earnings from the ARINC acquisition, but do include sales and earnings from the reclassified flight services business. Sales and earnings for the year ended September 30, 2014 includes a full twelve months of activity from the flight services business and includes financial results for the ARINC acquisition for periods subsequent to the acquisition date.

The following table presents Information Management Services sales:

(in millions)	2014	2013	2012
Sales	$471	$45	$43
Percent increase	947%	5%

Information Management Services Sales for 2014 compared to 2013

Total Information Management Services sales increased $426 million, primarily due to the acquisition of ARINC, which contributed $421 million of revenue to 2014.

Information Management Services Sales for 2013 compared to 2012

Total Information Management Services sales increased $2 million, or 5 percent, primarily due to higher revenue from international trip support and flight services for business aircraft flight operators.

Information Management Services Pro-forma Sales
Note 3 of the Notes to Consolidated Financial Statements in Item 8 below presents supplemental pro-forma financial data as if the acquisition of ARINC had been completed as of the beginning of our prior year, or on October 1, 2012. The pro-forma data included in Note 3 combines our consolidated results with the stand-alone results of ARINC for the pre-acquisition periods. The pro-forma data excludes the results of ASES, which we intend to divest. The supplemental pro-forma data is not necessarily indicative of results that actually would have occurred had the acquisition truly been consummated on October 1, 2012. On a pro-forma basis, sales for the newly formed Information Management Services segment would be $577 million and $551 million for the twelve months ended September 30, 2014 and 2013, respectively. The $26 million, or 5 percent, increase in the pro-forma sales was primarily due to growth in ARINC's commercial and business aviation divisions, partially offset by the combined impact of a reduction to revenue from the completion of efforts on projects in ARINC's airport business, lower sales resulting from changes in the estimated profit margins expected to be realized on certain long-term contracts within the rail business and the wind-down of a government program that the company exited. Refer to Note 3 of the Notes to Consolidated Financial Statements in Item 8 below for further pro-forma disclosures.

Information Management Services Segment Operating Earnings

(in millions)	2014	2013	2012
Segment operating earnings	$62	$5	$5
Percent of sales	13.2%	11.1%	11.6%

Operating earnings includes depreciation and amortization expense of $37 million, $4 million and $4 million for 2014, 2013 and 2012, respectively.

Information Management Services Operating Earnings for 2014 compared to 2013

Information Management Services operating earnings increased $57 million, primarily due to the acquisition of ARINC.

Information Management Services Operating Earnings for 2013 compared to 2012

Information Management Services operating earnings were flat.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of sales, SG&A and Other Income, net on the Consolidated Statement of Operations. General corporate, net is summarized as follows:

(in millions)	2014	2013	2012
General corporate, net	$59	$58	$42

General corporate, net expense increased $1 million during 2014 as compared to 2013.

General corporate, net expense increased $16 million during 2013 as compared to 2012 primarily due to higher employee incentive compensation and pension costs.

Retirement Plans

Net benefit expense for pension benefits and other retirement benefits are as follows:

(in millions)	2014	2013	2012
Pension benefits	$10	$7	$(13)
Other retirement benefits	10	15	18
Net benefit expense	$20	$22	$5

Pension Benefits

In 2003, we amended our U.S. qualified and non-qualified pension plans covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. Concurrently, we replaced this benefit by supplementing our existing defined contribution savings plan to include an additional Company contribution effective October 1, 2006. Supplemental contributions made in cash to our various defined contribution savings plans were $50 million, $42 million and $43 million for 2014, 2013 and 2012, respectively. The 2014 contribution includes $4 million of cash contributions made to the ARINC defined contribution savings plans.

Defined benefit pension expense (income) for the years ended September 30, 2014, 2013 and 2012 was $10 million, $7 million and $(13) million, respectively. Included in 2014 defined benefit pension expense is a $5 million settlement charge, which was offset by $5 million of income from the acquired ARINC defined benefit pension plans. The $20 million increase in pension expense in 2013 as compared to 2012 was impacted in part by a decrease in our expected long-term return on plan assets assumption, from 8.75 percent in 2012 to 8.25 percent in 2013.

During 2014, the funded status of our pension plans went from a deficit of $881 million at September 30, 2013 to a deficit of $901 million at September 30, 2014. The decrease in funded status was primarily due to the unfavorable impact from a decrease in the discount rate used to measure our U.S. pension obligations from 4.48 percent at September 30, 2013 to 3.96 percent at September 30, 2014, offset by an increase in plan assets due to improved market returns during 2014. We also contributed $75 million to our pension plans during the year ended September 30, 2014. The acquired ARINC defined benefit pension plans did not significantly impact the funded status.

We expect defined benefit pension income of $5 million in 2015, compared to $10 million of pension expense in 2014.

Our objective with respect to the funding of our pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, we will fund our pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. We believe our strong financial position continues to provide us the opportunity to make contributions to our pension funds without inhibiting our ability to pursue strategic investments.

In October 2014, subsequent to our 2014 fiscal year end, we made a $55 million voluntary contribution to our U.S. qualified pension plan. There is no minimum statutory funding requirement for 2015 and we do not currently expect to make any additional discretionary contributions during 2015 to this plan. Furthermore, we are not required to make, and do not intend to make, any contributions to the ARINC pension plans during 2015. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns and interest rates. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total $14 million in 2015.

Other Retirement Benefits

Other retirement benefits expense for the years ended September 30, 2014, 2013 and 2012 was $10 million, $15 million and $18 million, respectively. We expect other retirement benefits expense of approximately $11 million in 2015.

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

During 2014, we generated $660 million of cash flow from continuing operations, an 11 percent increase over 2013. The $67 million improvement was primarily due to $636 million in higher cash receipts from customers, $47 million in lower pension plan contributions, and incremental cash flow from the ARINC acquisition, partially offset by the combined impact of a $502 million increase in payments for operating costs and $76 million in higher income tax payments.

In 2015 we expect cash provided by operating activities to be in the range of $675 million to $775 million. The projected range of cash provided by operating activities accommodates a $55 million discretionary contribution to our U.S. qualified defined benefit pension plan that was made in October 2014, subsequent to our 2014 fiscal year end, and also accommodates a projected net increase in pre-production engineering costs of $125 million. We expect a majority of the projected 2015 operating cash flow to be generated in the second half of our fiscal year.

Operating Activities

(in millions)	2014	2013	2012
Cash provided by operating activities from continuing operations	$660	$593	$513

The $67 million increase in cash provided by operating activities in 2014 compared to 2013 was primarily due to the following:

•
higher cash receipts from customers which increased by $636 million to $5,039 million in 2014 compared to $4,403 million in 2013. The increase was primarily attributable to higher sales volume associated with our acquisition of ARINC and higher collections of receivables from customers

•	payments to our pension plans were $47 million lower as we made contributions of $75 million in 2014 compared to $122 million in 2013

•
the above items were partially offset by higher payments for operating costs that increased by $502 million to $4,017 million in 2014, compared to $3,515 million in 2013. The increased payments for operating costs primarily resulted from the higher sales volume associated with our acquisition of ARINC. In addition, the operating cost payments for 2014 include approximately $13 million of payments that relate to ARINC transaction closing costs

•
cash payments for income taxes increased $76 million to $182 million in 2014 compared to $106 million in 2013. The increase is primarily due to the timing of tax deductions including a lower contribution to our pension plan in 2014 as compared to the prior year, differences in availability of the Federal R&D Tax Credit, which expired on December 31, 2013, and the payment of an IRS audit settlement in 2014

•
payments for employee incentive pay increased $60 million. Incentive pay is expensed in the year it is incurred and then it is paid in the first fiscal quarter of the following year. In 2014, $114 million was paid for employee incentive pay costs expensed during 2013. This compares to $54 million paid during 2013 for employee incentive pay costs expensed during 2012

The $80 million increase in cash provided by operating activities in 2013 compared to 2012 was primarily due to the following:

•
cash payments for income taxes decreased $102 million to $106 million in 2013 compared to $208 million in 2012. This benefit to operating cash flows was primarily due to differences in the timing of tax payments resulting from favorable changes in the availability of the Federal R&D Tax Credit

•
payments for employee incentive pay decreased $79 million. Incentive pay is expensed in the year it is incurred and then it is paid in the first fiscal quarter of the following year. During 2013, $54 million was paid for employee incentive pay costs incurred during 2012. This compares to $133 million paid in 2012 for employee incentive pay costs incurred during 2011

•
the above items were partially offset by lower cash receipts from customers which decreased by $89 million to $4,403 million in 2013, compared to $4,492 million in 2012. The net decrease was primarily due to the lower sales volume, partially offset by higher cash advances received from customers

Investing Activities

(in millions)	2014	2013	2012
Cash used for investing activities from continuing operations	$(1,537)	$(118)	$(129)

The $1,419 million increase in cash used for investing activities in 2014 compared to 2013 was primarily due to the following:

•	in December 2013 we acquired ARINC for $1,405 million

•	cash payments for property additions increased $43 million to $163 million in 2014, due, in part, to capital expenditures for ARINC

•	partially offset by $23 million in proceeds from the divestiture of our KOSI business in November 2013

The $11 million reduction in cash used for investing activities in 2013 compared to 2012 was primarily due to the following:

•	cash payments for capital expenditures decreased $18 million

•	partially offset by the absence of $13 million of cash proceeds received in 2012 from the sale of our facility in Irvine, California

Financing Activities

(in millions)	2014	2013	2012
Cash provided by (used for) financing activities from continuing operations	$827	$(448)	$(594)

The $1,275 million increase in cash provided by financing activities in 2014 compared to 2013 was primarily due to the following:

•
we received net proceeds of $1,089 million from the issuance of long-term debt in December 2013. A portion of these proceeds were used to finance the acquisition of ARINC and the remainder was used to refinance $200 million of long-term debt that matured in December 2013

•	cash repurchases of common stock decreased $378 million to $211 million during 2014, compared to $589 million in 2013

The $146 million reduction in cash used for financing activities in 2013 compared to 2012 was primarily due to the following:

•	cash repurchases of common stock decreased $125 million to $589 million in 2013, compared to $714 million in 2012

•	cash proceeds from stock option exercises increased $40 million to $61 million in 2013, as our common stock price generally increased during the year and a greater number of options were exercised

•
partially offset by lower net proceeds from borrowings of $12 million. During 2013, net proceeds from short-term commercial paper borrowings were $235 million, compared to net proceeds from the issuance of long-term debt in 2012 of $247 million

Share Repurchase Program

Cash flow from operations and the issuance of debt provided funds for repurchasing our common stock under our share repurchase program as follows:

(in millions, except per share amounts)	2014	2013	2012
Amount of share repurchases	$206	$569	$723
Number of shares repurchased	2.7	9.8	13.3
Weighted average price per share	$76.84	$58.38	$54.41

Approximately $0, $0 and $16 million of the 2014, 2013 and 2012 share repurchases reflected in the table above are included within accounts payable at September 30, 2014, 2013 and 2012, respectively. As such, this item is reflected as a non-cash transaction in our Consolidated Statement of Cash Flows.

Dividends

We declared and paid cash dividends of $162 million, $164 million and $157 million in 2014, 2013 and 2012, respectively. Based on our current dividend policy, we expect to pay quarterly cash dividends which, on an annual basis, will equal $1.20 per share. We expect to fund dividends using cash generated from operations. The declaration and payment of future dividends is at the sole discretion of the Board of Directors.

Financial Condition and Liquidity

We maintain a capital structure that we believe enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure has provided the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners.

A comparison of key elements of our financial condition as of September 30, 2014 and 2013 are as follows:

	September 30
(in millions)	2014	2013
Cash and cash equivalents	$323	$391
Short-term debt(1)	(504)	(436)
Long-term debt, net	(1,663)	(563)
Net debt (2)	(1,844)	(608)
Total equity	$1,889	$1,623
Debt to total capitalization (3)	53%	38%
Net debt to total capitalization (4)	49%	27%

(1) Short-term debt at September 30, 2014 includes $504 million of short-term commercial paper borrowings, and at September 30, 2013 includes $235 million of short-term commercial paper borrowings, $200 million of unsecured debt and a $1 million fair value swap adjustment related to the 2013 notes
(2) Calculated as total of short-term and long-term debt, net (Total debt), less cash and cash equivalents
(3) Calculated as Total debt divided by the sum of Total debt plus Total equity
(4) Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. On December 23, 2013, we acquired ARINC for $1,405 million. This acquisition was funded through a combination of new long-term debt and commercial paper borrowings. The proceeds from the long-term debt issuance totaled $1,089 million, of which approximately $900 million was used for the ARINC acquisition, with the remaining portion used to effectively refinance the $200 million unsecured debt due December 1, 2013. The balance of the ARINC purchase price was funded with commercial paper issuances which we intend to pay down over the next few years using our operating cash flow. While the incremental debt resulting from the acquisition of ARINC increased our leverage, we expect to maintain our investment grade credit ratings and to have continued access to the credit markets.

As of September 30, 2014, approximately 85 percent of our cash and cash equivalents resides at non-U.S. locations and may not be readily accessible for use in the U.S. due to potential adverse income tax implications and other statutory limitations. Due to the fluctuations of cash flows, we supplement our internally-generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1,200 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance.

At September 30, 2014, short-term commercial paper borrowings outstanding were $504 million with a weighted-average interest rate and maturity period of 0.32 percent and 29 days, respectively. At September 30, 2013, short-term commercial paper borrowings outstanding were $235 million with a weighted-average interest rate and maturity period of 0.18 percent and 15 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during 2014 was $975 million and the maximum amount outstanding during 2013 was $480 million.

On September 24, 2013, the Company entered into new credit agreements to ensure adequate commercial paper borrowing capacity in anticipation of the Company's then pending ARINC acquisition and to meet other short-term cash requirements. The Company closed on these new revolving credit facilities on December 23, 2013, concurrent with the ARINC acquisition closing date. These new credit facilities consist of a five-year $1 billion credit facility that expires in December 2018 and a 364-day $200 million credit facility that expires in December 2014. These agreements replace the prior $850 million revolving credit facility that was terminated concurrently upon the closing of the new agreements. These revolving credit facilities are in place principally to support our commercial paper program. The credit facilities include one financial covenant that requires us to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans. Our debt to total capitalization ratio on September 30, 2014 based on this financial covenant was 40 percent.

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

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of September 30, 2014:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Negative
Moody’s Investors Service	P-2	A3	Stable
Standard & Poor’s	A-2	A-	Stable

We were in compliance with all debt covenants at September 30, 2014 and September 30, 2013.

Off-balance Sheet Arrangements

As of September 30, 2014, other than operating leases, we had no material off-balance sheet arrangements, including guarantees, retained or contingent interests in assets transferred to unconsolidated entities, derivative instruments indexed to our stock and classified in shareowners' equity on our Consolidated Statement of Financial Position or variable interests in entities that provide financing, liquidity, market risk or credit risk support to our Company.

Contractual Obligations

The following table summarizes certain of our contractual obligations as of September 30, 2014, as well as when these obligations are expected to be satisfied.

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Long-term debt	$1,650	$—	$300	$300	$1,050
Interest on long-term debt	848	59	117	116	556
Non-cancelable operating leases	338	67	81	52	138
Non-cancelable capital leases, including interest	88	6	12	11	59
Purchase obligations:
Purchase orders	1,166	895	197	67	7
Purchase contracts	120	36	60	17	7
Total	$4,210	$1,063	$767	$563	$1,817

Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 below.

We lease certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts . Our commitments under operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on our Consolidated Statement of Financial Position. The principal portion of capital lease obligations are reflected within Other Liabilities on our Consolidated Statement of Financial Position.

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

The table excludes obligations with respect to pension and other post-retirement benefit plans (see Note 11 of the Notes to Consolidated Financial Statements in Item 8 below). In October 2014, subsequent to our fiscal year end, we made a voluntary contribution of $55 million to our U.S. qualified pension plan. For years beyond 2015, the actual amounts required to be contributed to our U.S. qualified pension plan are dependent upon, among other things, interest rates and underlying asset returns. With the exception of certain bargaining unit plans, payments due under other post-retirement benefit plans are funded as the expenses are incurred.

In addition, the table excludes liabilities for unrecognized tax benefits, which totaled $48 million at September 30, 2014, as we cannot reasonably estimate the ultimate timing of cash settlements to the respective taxing authorities (see Note 16 of the Notes to Consolidated Financial Statements in Item 8 below).

The following table reflects certain of our commercial commitments as of September 30, 2014:

	Amount of Commitment Expiration by Period
(in millions)	Total Amount Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Letters of credit *	$287	$194	$66	$26	$1

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

At September 30, 2014, we had outstanding offset obligations totaling approximately $590 million that extend through 2036. The amounts ultimately applied against our offset requirements are based on negotiations with the customer and the cost to fulfill the obligation is typically only a fraction of the original obligation above.

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

Accounting for Long-Term Contracts

A substantial portion of our sales to government customers and certain of our sales to commercial customers are made pursuant to long-term contracts requiring development and delivery of products over several years and often contain fixed-price purchase options for additional products. Certain of these contracts are accounted for under the percentage-of-completion method of accounting. Sales and earnings under the percentage-of-completion method are recorded either as products are shipped under the units-of-delivery method (for production effort), or based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort). Approximately 24 percent of our sales are accounted for under the percentage-of-completion method of accounting.

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

Estimates of profit margins for contracts are typically reviewed by management on a quarterly basis. Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and cost estimates, the combining of contracts or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. Cumulative catch-up adjustments resulting from changes in estimates did not have a material effect on our results of operations during the years ended September 30, 2014, 2013 or 2012.

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

	September 30
(in millions)	2014	2013
Pre-production engineering costs	$876	$714
Up-front sales incentives	219	206
Total Program Investments	$1,095	$920

We defer the cost of certain pre-production engineering costs incurred during the development phase of a program in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. These customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. These costs are deferred in Inventories, net to the extent of the contractual guarantees and are amortized over their estimated useful lives using a units-of-delivery method, up to 15 years. This amortization expense is included in customer funded R&D as a component of cost of sales. Amortization is based on our expectation of delivery rates on a program-by-program basis and begins when we start recognizing revenue as we deliver equipment for the program. Pre-production engineering costs in excess of the contractual guarantee, and costs incurred pursuant to supply arrangements that do not contain customer guarantees for reimbursement, are expensed as incurred.

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

We evaluate the carrying amount of Program Investments for recovery at least annually or when potential indicators of impairment exist, such as a change in the estimated number of products to be delivered under a program. No significant impairment charges related to Program Investments were recorded in 2014, 2013 or 2012. While we believe our Program Investments are recoverable over time, the cancellation of a program by a customer coupled with bankruptcy or other financial difficulties, would represent the most significant impairment factor related to Program Investments. Due to the long-term nature of the procurement cycle and the significant investment required to bring a program to market in the aerospace and defense industry, we believe the likelihood of a customer abruptly canceling a program is remote. We also evaluate our amortization of Program Investments quarterly based on our expectation of delivery rates on a program-by-program basis. The impact of changes in expected delivery rates on the Program Investments' amortization is adjusted as needed on a prospective basis.

Amortization expense for pre-production engineering costs and up-front sales incentives for 2014, 2013 and 2012 was as follows:

(in millions)	2014	2013	2012
Amortization of pre-production engineering	$36	$25	$18
Amortization of up-front sales incentives	12	9	9
Total amortization of Program Investments	$48	$34	$27

As disclosed in Note 6 of the Notes to Consolidated Financial Statements, the weighted-average amortization period for pre-production engineering costs is approximately eleven years. As disclosed in Note 8 of the Notes to Consolidated Financial Statements, the weighted-average amortization period for up-front sales incentives is approximately eleven years. Anticipated amortization expense for the Program Investments recorded on our balance sheet at September 30, 2014, for 2015 and beyond is summarized below:

(in millions)	2015	2016	2017	2018	2019	Thereafter
Anticipated amortization expense for pre-production engineering costs	$48	$72	$92	$101	$100	$463
Anticipated amortization expense for up-front sales incentives	11	15	18	20	23	132
Total anticipated amortization for Program Investments	$59	$87	$110	$121	$123	$595

Pre-production engineering costs comprise 51 percent of our total Inventory balance at September 30, 2014, compared to 47 percent in the prior year. Pre-production engineering costs increased $162 million from September 30, 2013 to September 30, 2014. The majority of this increase was attributable to increased spending on programs with Bombardier, Boeing and Airbus. Additionally, up-front sales incentives to Commercial Systems customers increased $13 million from September 30, 2013 to September 30, 2014. Growth in our Program Investments continues to be driven by the expanded market share our Company successfully captured over the past several years. Commercial Systems has secured positions on several key platforms in the air transport market, including the Boeing 737 MAX and Airbus A350. In the business and regional jet market, our Pro Line Fusion avionics system has been selected by customers around the globe, including Bombardier, Embraer and Gulfstream. Our customers have provided us a contractual guarantee for reimbursement on these programs; as such, our capitalized pre-production engineering costs have increased for these programs as the Company continues development efforts. Our Government Systems business has also contributed to the growth in pre-production engineering costs as we continue to perform on several international rotary-wing programs.

We expect the long-term supply arrangements resulting from these recent program wins to deliver significant revenues and profits to us over the life of the aircraft platforms (which can range from ten to twenty years); as such, we believe our Program Investments are recoverable.

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

Deferred tax assets and liabilities are recorded for tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The future realization of our deferred tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law and, to a lesser extent, our ability to execute successful tax planning strategies. Management believes it is more likely than not that the current and long-term deferred tax assets will be realized through the reduction of future taxable income, except for a deferred tax asset which has been fully reserved and relates to a U.S. capital loss carry-forward. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our net deferred tax assets, and require us to provide a valuation allowance against our net deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

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

Goodwill

As of September 30, 2014, we had $1,863 million of goodwill related to various business acquisitions, including the ARINC acquisition. We perform impairment tests on goodwill on an annual basis during the second quarter of each fiscal year, or on an interim basis if events or circumstances indicate that it is more likely than not that impairment has occurred.

Goodwill is potentially impaired if the carrying value of the reporting unit that contains the goodwill exceeds its estimated fair value. The fair values of our reporting units are generally determined using a combination of an income approach, which estimates fair value based upon future discounted cash flows, and a market approach, which estimates fair value using market multiples, ratios and valuations of a set of comparable public companies within our industry. In 2013, we adopted new accounting guidance which allows companies the option of making an initial qualitative evaluation to determine the likelihood of goodwill impairment. Depending on the results of the qualitative evaluation, additional quantitative analysis may be required. For example, certain financial information may be reviewed, including our five-year strategic operating plan, and certain judgments may be required, including projections about future business conditions in our industry and our ability to compete. We completed our annual goodwill impairment test in the second quarter of 2014 and concluded no impairment of goodwill exists. Although goodwill is not currently impaired, there can be no assurance that future impairments will not occur. Significant negative industry or economic trends, disruptions to our business, failure to achieve the revenue and cost synergies expected from our ARINC acquisition, or other unexpected significant changes in the use of certain assets could all have a negative effect on fair values in the future.

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

As shown in Note 19 of the Notes to Consolidated Financial Statements in Item 8 below, the carrying amount of accrued product warranty costs has declined $44 million from a balance of $148 million at September 30, 2011, to a balance of $104 million at September 30, 2014.

Approximately $43 million of the decrease in our accrued warranty balance from 2011 to 2014 is attributable to favorable adjustments recorded in 2014, 2013 and 2012 to reduce warranty reserves for changes in estimates, as shown in Note 19 of the Notes to Consolidated Financial Statements in Item 8 below. These reductions were principally driven by the completion of certain Government Systems programs that no longer require a warranty and a favorable impact from lower than anticipated repair costs across various product areas.

Warranty reserves have also reduced within the Commercial Systems business. A primary source of warranty risk for Commercial Systems in the past related to sales of wide-body in-flight entertainment products and systems. As discussed in the Commercial Systems Results of Operations section above, sales related to Wide-body IFE have declined significantly over the past several years due to the Company's previously announced decision to cease investing in this product area. As sales volumes related to Wide-body IFE continue to decline, our warranty reserve balance has also been reduced. Product reliability improvements have also favorably impacted incurred warranty costs within Commercial Systems, contributing to a lower warranty reserve.

Should future warranty experience differ materially from our historical experience, we may be required to record additional warranty liabilities which could have a material adverse effect on our results of operations and cash flows in the period in which these additional liabilities are required.

Pension Benefits

In 2003, we amended our U.S. qualified and non-qualified pension plans covering all salary and hourly employees not covered by collective bargaining agreements to close the plans to new participants and to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. In addition, ARINC froze the majority of its pension plans for employees not covered by bargaining unit agreements in 2006, prior to being acquired by us. Accounting standards require these plans to be measured on an actuarial basis. These accounting standards will generally reduce, but not eliminate, the volatility of pension expense as actuarial gains and losses resulting from both normal year-to-year changes in valuation assumptions and the differences from actual experience are deferred and amortized. The application of these accounting standards requires management to make numerous assumptions and judgments that can significantly affect these measurements. Critical assumptions made by management in performing these actuarial valuations include the selection of discount rates and expectations on the future rate of return on pension plan assets.

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

Holding all other factors constant, the estimated impact on 2014 pension expense and pension benefit obligation for our U.S. plans caused by hypothetical changes to key assumptions is as follows:

(in millions)	Change in Assumption
Assumption	25 Basis Point Increase	25 Basis Point Decrease
Pension obligation discount rate	$105 pension projected benefit obligation decrease	$109 pension projected benefit obligation increase
Pension obligation discount rate	$1 pension expense increase	$1 pension expense decrease
Expected long-term rate of return on plan assets	$7 pension expense decrease	$7 pension expense increase

In October 2014, subsequent to our 2014 fiscal year end, the Society of Actuaries (SOA) published a new set of mortality tables, which update life expectancy assumptions. While accounting standards do not prescribe the use of a specific set of mortality tables in the measurement of pension obligations, mortality is a key assumption in developing actuarial estimates. The newly published tables generally reflect longer life expectancy than was projected by past tables, which could result in an increase to projected pension benefit obligations. We do not expect the new SOA mortality tables to impact pension expense or pension contributions for 2015. We do, however, expect to incorporate the findings from the new SOA mortality tables into our next fiscal year-end measurement of pension obligations, which will occur in the fourth quarter of 2015. Incorporating these tables into our 2015 year-end pension measurement could increase pension benefit obligations by up to 6 to 8 percent. The actual impact of incorporating the tables, however, will depend on our plan-specific mortality experience and a variety of other factors and assumptions that are subject to change.

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

Management believes its primary source of risk for excess and obsolete inventory is derived from life-time buy inventory. Life-time buy inventory consists of inventory that is typically no longer being produced by our vendors but for which we purchase multiple years of supply in order to meet production and service requirements over the life span of our products. Total life-time buy inventory on hand at September 30, 2014 was $111 million.

Excluding pre-production engineering costs and progress payments, we had $932 million of gross inventory on hand at September 30, 2014 with $91 million of inventory valuation reserves. Although management believes these reserves are adequate, any abrupt changes in market conditions may require us to record additional inventory valuation reserves which could have a material adverse effect on our results of operations in the period in which these additional reserves are required. Pre-production engineering costs are discussed in the "Program Investments" section of our Critical Accounting Policies above.

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

At September 30, 2014, we had the following unsecured long-term debt obligations:

	September 30, 2014
(in millions)	Interest Rate	Carrying Value	Fair Value
$400 Notes due 2043	4.80%	$398	$442
$400 Notes due 2023	3.70%	399	415
$250 Notes due 2021	3.10%	249	251
$300 Notes due 2019	5.25%	299	338
$300 Notes due 2016	3 month LIBOR plus 0.35%	300	301

In March 2014, we entered into interest rate swap contracts which effectively converted $200 million of the Notes due 2023 to floating rate debt based on one-month LIBOR plus 0.94 percent.

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $36 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $38 million. The fair value of the $350 million notional value of interest rate swap contracts was a $18 million net asset at September 30, 2014. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $5 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 16 and 17 in the Notes to Consolidated Financial Statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $575 million and $482 million at September 30, 2014 and September 30, 2013, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a $3 million net liability and $0 at September 30, 2014 and September 30, 2013, respectively. A 10 percent increase in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at September 30, 2014 by $9 million. A 10 percent decrease in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at September 30, 2014 by $8 million. For more information related to outstanding currency forward exchange contracts, see Notes 17 and 18 in the Notes to Consolidated Financial Statements in Item 8 below.

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

On December 23, 2013, Rockwell Collins completed acquisition of Radio Holdings, Inc., the holding company of ARINC Incorporated (“ARINC”). Accordingly, the acquired assets and liabilities of ARINC are included in our consolidated balance sheet as of September 30, 2014 and the result of its operations and cash flows are reported in our consolidated statements of operations and cash flows from December 23, 2013 through September 30, 2014. With the exception of goodwill, intangible assets and amortization of intangible assets, which were integrated into the Rockwell Collins’ control environment, we have elected to exclude ARINC from our assessment of internal control over financial reporting as of September 30, 2014. The excluded financial position of ARINC represented 5% of our total assets at September 30, 2014, and its result of operations increased our total sales by 8% and increased our income from continuing operations before income taxes by 8%, during the year ended September 30, 2014.

Management assessed the effectiveness of Rockwell Collins' internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on this assessment, management determined that Rockwell Collins maintained effective internal control over financial reporting as of September 30, 2014.

Rockwell Collins' internal control over financial reporting as of September 30, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included within the Controls and Procedures section in Item 9A of this Form 10-K.

/s/ ROBERT K. ORTBERG	/s/ PATRICK E. ALLEN
Robert K. Ortberg Chief Executive Officer & President	Patrick E. Allen Senior Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the accompanying consolidated statements of financial position of Rockwell Collins, Inc. and subsidiaries (the "Company") as of October 3, 2014 and September 27, 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three years in the period ended October 3, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2014 and September 27, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 3, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 3, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 18, 2014

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions, except per share amounts)

	September 30
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$323	$391
Receivables, net	1,033	1,058
Inventories, net	1,709	1,518
Current deferred income taxes	9	19
Business held for sale	15	17
Other current assets	115	91
Total current assets	3,204	3,094

Property	919	773
Goodwill	1,863	779
Intangible Assets	688	288
Long-term Deferred Income Taxes	101	245
Other Assets	288	221
TOTAL ASSETS	$7,063	$5,400
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$504	$436
Accounts payable	535	463
Compensation and benefits	256	293
Advance payments from customers	359	324
Accrued customer incentives	202	184
Product warranty costs	104	121
Liabilities associated with business held for sale	16	4
Other current liabilities	222	156
Total current liabilities	2,198	1,981

Long-term Debt, Net	1,663	563
Retirement Benefits	1,096	1,078
Other Liabilities	217	155

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,489	1,469
Retained earnings	4,605	4,163
Accumulated other comprehensive loss	(1,366)	(1,287)
Common stock in treasury, at cost (shares held: September 30, 2014, 49.8; September 30, 2013, 48.7)	(2,846)	(2,729)
Total shareowners’ equity	1,884	1,618
Noncontrolling interest	5	5
Total equity	1,889	1,623
TOTAL LIABILITIES AND EQUITY	$7,063	$5,400

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Year Ended September 30
	2014	2013	2012
Sales
Product sales	$4,309	$4,230	$4,294
Service sales	670	244	237
Total sales	4,979	4,474	4,531

Costs, expenses and other:
Product cost of sales	3,001	2,936	2,997
Service cost of sales	468	167	171
Selling, general and administrative expenses	594	495	530
Interest expense	59	28	27
Other income, net	(25)	(17)	(26)
Total costs, expenses and other	4,097	3,609	3,699

Income from continuing operations before income taxes	882	865	832
Income tax expense	264	235	243
Income from continuing operations	618	630	589

Income (loss) from discontinued operations, net of taxes	(14)	2	20

Net income	$604	$632	$609

Earnings (loss) per share:
Basic
Continuing operations	$4.57	$4.62	$4.05
Discontinued operations	(0.10)	0.01	0.14
Basic earnings per share	$4.47	$4.63	$4.19

Diluted
Continuing operations	$4.52	$4.56	$4.01
Discontinued operations	(0.10)	0.02	0.14
Diluted earnings per share	$4.42	$4.58	$4.15

Weighted average common shares:
Basic	135.1	136.5	145.3
Diluted	136.7	138.1	146.8

Cash dividends per share	$1.20	$1.20	$1.08

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30
	2014	2013	2012
Net income	$604	$632	$609
Unrealized foreign currency translation adjustments	(27)	2	13
Pension and other retirement benefits adjustments (net of taxes: 2014, $29; 2013, $(191); 2012, $73)	(55)	326	(126)
Foreign currency cash flow hedge adjustment (net of taxes: 2014, $1; 2013, $(2); 2012, $0)	3	(8)	3
Comprehensive income	$525	$952	$499

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30
	2014	2013	2012
Operating Activities:
Net income	$604	$632	$609
Income (loss) from discontinued operations, net of tax	(14)	2	20
Income from continuing operations	618	630	589
Adjustments to arrive at cash provided by operating activities:
Restructuring, asset impairment and other charges	9	—	65
Gain on sale of business	(10)	—	—
Depreciation	141	124	116
Amortization of intangible assets and pre-production engineering costs	84	53	54
Stock-based compensation expense	24	20	24
Compensation and benefits paid in common stock	50	53	69
Excess tax benefit from stock-based compensation	(6)	(9)	(9)
Deferred income taxes	113	55	102
Pension plan contributions	(75)	(122)	(126)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	67	(97)	(27)
Production inventory	(84)	(96)	(70)
Pre-production engineering costs	(198)	(170)	(141)
Accounts payable	23	14	(27)
Compensation and benefits	(60)	33	(75)
Advance payments from customers	(11)	32	23
Accrued customer incentives	18	10	46
Product warranty costs	(14)	(5)	(21)
Income taxes	(21)	70	(63)
Other assets and liabilities	(8)	(2)	(16)
Cash Provided by Operating Activities from Continuing Operations	660	593	513
Investing Activities:
Property additions	(163)	(120)	(138)
Acquisition of businesses, net of cash acquired	(1,405)	—	—
Proceeds from the disposition of property	—	3	17
Acquisition of intangible assets	(1)	(1)	(4)
Proceeds (sales price adjustment) from business divestitures	24	—	(3)
Other investing activities	8	—	(1)
Cash Used for Investing Activities from Continuing Operations	(1,537)	(118)	(129)
Financing Activities:
Purchases of treasury stock	(211)	(589)	(714)
Cash dividends	(162)	(164)	(157)
Repayment of short-term borrowings	(200)	—	—
Increase in short-term commercial paper borrowings, net(1)	269	235	—
Increase in long-term borrowings	1,089	—	247
Proceeds from the exercise of stock options	37	61	21
Excess tax benefit from stock-based compensation	6	9	9
Other financing activities	(1)	—	—
Cash Provided by (Used for) Financing Activities from Continuing Operations	827	(448)	(594)

(Continued on next page)

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
(in millions)

	Year Ended September 30
	2014	2013	2012
Effect of exchange rate changes on cash and cash equivalents	(12)	5	(6)
Cash provided by (used for) discontinued operations:
Operating activities	(16)	24	21
Investing activities	10	—	—
Cash from discontinued operations	(6)	24	21
Net Change in Cash and Cash Equivalents	(68)	56	(195)
Cash and Cash Equivalents at Beginning of Period	391	335	530
Cash and Cash Equivalents at End of Period	$323	$391	$335

See Notes to Consolidated Financial Statements.

(1) Includes gross borrowings and repayments of commercial paper with maturities greater than three months as follows:

	Year Ended September 30
	2014	2013	2012
Gross borrowings of commercial paper with maturities greater than three months	$265	$—	$—
Gross payments of commercial paper with maturities greater than three months	265	—	—
Net borrowings of commercial paper with maturities greater than three months	$—	$—	$—

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF EQUITY

(in millions)

	Year Ended September 30
	2014	2013	2012
Common Stock
Beginning and ending balance	$2	$2	$2

Additional Paid-In Capital
Beginning balance	1,469	1,460	1,437
Tax benefit from stock-based compensation	3	11	11
Shares issued under stock option and benefit plans	(7)	(22)	(12)
Stock-based compensation	24	20	24
Ending balance	1,489	1,469	1,460

Retained Earnings
Beginning balance	4,163	3,708	3,288
Net income	604	632	609
Cash dividends	(162)	(164)	(157)
Shares issued under stock option and benefit plans	—	(13)	(32)
Ending balance	4,605	4,163	3,708

Accumulated Other Comprehensive Loss
Beginning balance	(1,287)	(1,607)	(1,497)
Pension and other retirement benefit adjustment	(55)	326	(126)
Currency translation gain (loss)	(27)	2	13
Unrealized gain (loss) from foreign currency cash flow hedges	3	(8)	3
Ending balance	(1,366)	(1,287)	(1,607)

Common Stock in Treasury
Beginning balance	(2,729)	(2,304)	(1,707)
Share repurchases	(206)	(569)	(723)
Shares issued from treasury	89	144	126
Ending balance	(2,846)	(2,729)	(2,304)

Total Shareowners' Equity	1,884	1,618	1,259

Noncontrolling Interest
Beginning balance	5	5	5
Other changes in equity attributable to noncontrolling interest	—	—	—
Ending balance	5	5	5
Total Equity	$1,889	$1,623	$1,264

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

The Company operates on a 52/53 week fiscal year ending on the Friday closest to September 30. Fiscal year 2014 was a 53-week year, while 2013 and 2012 were 52-week years. For ease of presentation, September 30 is utilized consistently throughout these financial statements and notes to represent the fiscal year end date. All date references contained herein relate to the Company's fiscal year unless otherwise stated.

During the first quarter of 2014, the Company acquired ARINC Incorporated (ARINC). As a result of the acquisition, the Company’s service sales are now greater than ten percent of total sales. Accordingly, service and product sales and service and product cost of sales are now presented separately and prior periods results were reclassified to conform to the current year presentation. This change did not impact previously reported total revenues, total cost of sales, or net income, nor did it have any effect on the Company’s financial position or cash flows for any prior periods.

As discussed in Note 4, Discontinued Operations and Divestitures, on July 25, 2014 the Company divested its satellite communication systems business, formerly known as Datapath, Inc. (Datapath), with operations in Duluth, Georgia and Stockholm, Sweden. As a result, this business has been accounted for as discontinued operations for all periods presented. During 2014, the Company also entered into an agreement to divest the Aerospace Systems Engineering and Support (ASES) business, which was acquired as part of the ARINC transaction. The sale of ASES is subject to customary closing conditions. As such, this business is classified as held for sale and has also been accounted for as discontinued operations for all periods presented. Unless otherwise noted, disclosures pertain to the Company's continuing operations.

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

Foreign exchange transaction gains and losses due to the remeasurement of account balances in foreign currencies are included within the Consolidated Statement of Operations and were not material to the Company's results of operations for 2014, 2013 and 2012.

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

Inventories
Inventories are stated at the lower of cost or market using costs which approximate the first-in, first-out method, less related progress payments received. Inventoried costs include direct costs of manufacturing, certain engineering costs and allocable overhead costs. The Company regularly compares inventory quantities on hand on a part level basis to estimated forecasts of product demand and production requirements as well as historical usage. Based on these comparisons, management establishes an excess and obsolete inventory reserve as needed. Inventory valuation reserves were $91 million and $90 million at September 30, 2014 and 2013, respectively.

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

Property
Property is stated at acquisition cost, net of accumulated depreciation. Depreciation of property is generally provided using straight-line methods over the following estimated useful lives: buildings and improvements, 15-40 years; machinery and equipment (including internally developed software and other costs associated with the expansion and construction of ARINC's network-related assets), 3-15 years; information systems software and hardware, 5-10 years; and furniture and fixtures, 12-15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis.

Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense in the period incurred. The fair value of liabilities associated with the retirement of property is recorded when there is a legal or contractual requirement to incur such costs and the costs can be reasonably estimated. Upon the initial recognition of a contractual or legal liability for an asset retirement obligation, the Company capitalizes the asset retirement cost by increasing the carrying amount of the property by the same amount as the liability. This asset retirement cost is then depreciated over the estimated useful life of the underlying property. The Company did not have any significant asset retirement obligations at September 30, 2014 and 2013.

Goodwill and Intangible Assets
Goodwill and intangible assets generally result from business acquisitions. The purchase price of the acquisition is assigned to tangible and intangible assets and liabilities assumed based on fair value. The excess of the purchase price over the amounts assigned is recorded as goodwill. Assets acquired and liabilities assumed are allocated to the Company's reporting units based on the Company's integration plans and internal reporting structure. As of September 30, 2014 the Company had six reporting units. Purchased intangible assets with finite lives are amortized over their estimated useful lives, ranging from 5-20 years. Goodwill and intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate that the carrying amount of a long-lived asset is more-likely-than-not unrecoverable. Assets held for disposal are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. See Note 23 for discussion of certain asset impairments recorded in 2012.

Goodwill and indefinite-lived intangible assets are tested annually for impairment with more frequent tests performed if indications of impairment exist. The Company's annual impairment testing date is in the second quarter of each fiscal year. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. Goodwill is potentially impaired if the carrying value of a reporting unit exceeds its estimated fair value. As of September 30, 2014, the Company had six reporting units.

Advance Payments from Customers
Advance payments from customers represent cash collected from customers in advance of revenue recognition.

Capital Leases
Assets under capital lease and capital lease obligation are initially measured at the lower of estimated fair value or present value of the minimum lease payments. The present value of minimum lease payments is calculated for payments during the noncancelable lease term using the lower of the Company's estimated incremental borrowing rate or the rate implicit in the lease, if known. Capital lease obligation is recorded within Other Liabilities and the related assets are recorded in Property or Other Assets based upon their intended use. Payments are allocated between a reduction of the lease obligation and interest expense using the interest method. Assets under capital lease are depreciated over the noncancelable lease term, ranging from 5-15 years, consistent with the Company's depreciation policy.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The U.S. Government continues to face significant fiscal and economic challenges. To address those challenges, the U.S. Government has implemented various initiatives, including measures to reduce its spending levels pursuant to the Budget Control Act of 2011 (Budget Control Act). The Budget Control Act imposes spending caps and certain reductions in security spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect in March 2013. In December 2013, Congress passed and the President signed into law the Murray-Ryan Bipartisan Budget Act (BBA) of 2013, raising government discretionary spending limits for 2014 and 2015 above the amounts previously contemplated by the Budget Control Act. The BBA generally allows for more certainty in the budget planning process over the near-term and provides the U.S. Department of Defense some flexibility in addressing its priorities. However, the BBA retained the lower spending limits contemplated by sequestration for the period 2016 through 2021 and introduced new provisions that would extend sequestration through 2023. More recently, the President released the 2015 Department of Defense budget, which reflects top-line growth in government spending for 2016 and beyond. While the President's budget is higher than sequestration and provides some visibility into future year defense spending, there remains uncertainty regarding how sequester cuts beyond 2015 will be applied. While management believes the Company's product offerings are well positioned to meet the needs of its U.S. Government customers, the impact of sequestration could have a material adverse effect on the Company's results of operations, financial position or cash flows.

In addition to the overall business risks associated with the Company's concentration within the aerospace and defense industries, the Company is also exposed to a concentration of collection risk on credit extended to business jet aircraft manufacturers. At September 30, 2014, accounts receivable due from business jet aircraft manufacturers were approximately $154 million. The Company performs ongoing credit evaluations on the financial condition of all of its customers and maintains allowances for uncollectible accounts receivable based on expected collectability. Although management believes its allowances are adequate, the Company is not able to predict with certainty the changes in the financial stability of its customers. Any material change in the financial status of any one customer or group of customers could have a material adverse effect on the Company's results of operations, financial position or cash flows.

As of September 30, 2014, approximately 10 percent of the Company's employees were represented by collective bargaining agreements, which were renewed without disruption in May 2013 and which are generally set to expire in 2017 and 2018.

Recently Adopted Accounting Standards
In February 2013 the Financial Accounting Standards Board (FASB) issued amended guidance which requires entities to provide details about the amounts reclassified out of accumulated other comprehensive income (AOCI) by component. In addition, entities must disclose the income statement line items affected for significant items reclassified out of AOCI to net income in their entirety. The amendment became effective for the Company in the first quarter of 2014 and is required to be applied prospectively. There was no impact to the Company's financial position, results of operations, or cash flows; the Company did, however, include additional disclosures as required by the new pronouncement, as shown in Note 12.

Recently Issued Accounting Standards
In April 2014 FASB issued guidance that modifies the criteria used to qualify divestitures for classification as discontinued operations and expands disclosures related to disposals of significant components. The amendment will become effective for the company in fiscal 2016 with early adoption permitted; the Company does not currently expect to early adopt the amended guidance. The amended guidance is expected to decrease the likelihood that future disposals will qualify for discontinued operations treatment, meaning that the results of operations of some future disposals may be reported in continuing operations.

In May 2014 the FASB issued comprehensive new revenue recognition guidance, effectively replacing all current guidance on the topic. Given the significance of this change, the Company is currently in the process of reviewing the new standard and its potential impact on the Company. The new guidance is effective for the Company in fiscal 2018. The effects of the new guidance on the Company’s statement of financial position, results of operations and cash flows are still being assessed.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Acquisitions

On December 23, 2013, the Company acquired 100 percent of the outstanding common stock and voting interests of Radio Holdings, Inc. (Radio Holdings), the holding company of ARINC, a leading global provider of air-to-ground data and voice communication services. ARINC develops and operates communications and information processing systems and provides systems engineering and integration solutions to five key industries: commercial aviation, business aviation, airports, rail and nuclear security. Combining ARINC's communication networks and services with the Company's onboard aircraft information systems strengthens the Company's ability to deliver enhanced connectivity to aircraft operators worldwide.

The ARINC purchase price was $1,405 million, net of cash acquired and net of $10 million in cash received by the Company in June 2014 from the settlement of various post-closing matters, including adjustments for changes in working capital. As discussed in Note 10, the Company used proceeds from the issuance of long-term debt and commercial paper to finance the cash purchase price. The following table, which is preliminary and subject to change, summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date.

(in millions)	December 23, 2013
Restricted Cash(1)	$61
Receivables and Other current assets	214
Building held for sale(2)	81
Business held for sale(3)	15
Property	49
Intangible Assets	430
Other Assets	11
Total Identifiable Assets Acquired	861
Payable to ARINC option holders(1)	(61)
Current Liabilities	(170)
Liability related to building held for sale(2)	(81)
Liabilities associated with business held for sale(3)	(12)
Long-term deferred income taxes	(182)
Retirement Benefits and Other Long-term Liabilities	(39)
Total Liabilities Assumed	(545)
Net Identifiable Assets Acquired, excluding Goodwill	316
Goodwill	1,089
Net Assets Acquired	$1,405

(1) Option-holders of ARINC were due approximately $61 million at the transaction closing date. This payment did not clear until December 24, 2013. Therefore the opening balance sheet, which is prepared as of December 23, 2013, includes restricted cash of $61 million and a current liability payable to the ARINC option holders for an equal amount.
(2) On March 28, 2014, the Company sold the building which was classified as held for sale at the acquisition date. For more information related to the Building held for sale, see discussion below.
(3) Assets and liabilities associated with the Business held for sale relate to ASES, which the Company intends to divest, as detailed in Note 4.

The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as allowed by FASB Accounting Standards Codification Topic 805, Business Combinations (ASC 805). As of September 30, 2014, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are substantially complete. The size and breadth of the ARINC acquisition, however, necessitates use of the one year measurement period to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, particularly with respect to certain contingent liability reserves and

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income tax matters. The Company expects to complete its purchase price accounting in the first quarter of 2015. Any significant adjustments to the preliminary values presented above will be made retroactively.

The preliminary purchase price allocation resulted in the recognition of $1.089 billion of goodwill, none of which is expected to be deductible for tax purposes. All of the goodwill is included in the Company’s new Information Management Services segment. The goodwill is primarily a result of revenue synergy opportunities generated by the combination of the Company’s aviation electronics and flight services business with ARINC’s network communication solutions and cost synergies resulting from the consolidation of certain corporate and administrative functions. Goodwill also results from the workforce acquired with the business. See Note 24 for additional information relating to the new Information Management Services segment.
ARINC’s results of operations have been included in the Company's operating results for the period subsequent to the completion of the acquisition on December 23, 2013. ARINC contributed sales of $421 million and net income of $31 million from the date of acquisition through September 30, 2014.

Building Held For Sale and Liability Related to Building Held for Sale
In connection with the acquisition of ARINC, the Company classified $81 million of acquired real estate assets as Building held for sale at the acquisition date. The Company also recorded an $81 million liability related to the Building held for sale at the acquisition date. The assets and related liability were recorded at their estimated fair value.
In November 2004, ARINC obtained approval from the Department of Labor to contribute these real estate assets to its defined benefit pension plan. In connection with this transaction, ARINC entered into a simultaneous agreement to leaseback the contributed facilities for a period of twenty years, through November 1, 2024. As a result of the related party elements of the transaction, no sale or gain was recognized when ARINC contributed the real estate to its pension plan. Instead, ARINC recognized a deferred gain liability equal to the fair value of the contributed real estate. The increase in deferred gain liability was offset by an equal reduction to pension plan liabilities to recognize the fair value of the contributed real estate in the funded status of the pension plan.
The Building held for sale was comprised of the land and buildings of the ARINC corporate headquarters located in Annapolis, Maryland. The related liability represented future rental payment obligations under the leaseback agreement. As of the acquisition date, the real estate assets were being marketed for sale. In March 2014, the assets were sold to an unrelated third party. The net proceeds from the sale of $81 million were remitted directly to the ARINC pension plan, and have been included as a benefit to the funded status of that plan, as detailed in Note 11, Retirement Benefits. The sale had no impact on the Company's Consolidated Statement of Operations or Statement of Cash Flows.

Concurrent with the sale of the real estate assets, the Company entered into revised lease agreements with the new owner of the Annapolis, Maryland facilities. A portion of the leased assets have been classified as a capital lease resulting in the establishment of capital lease assets and offsetting capital lease obligation on the Company's Consolidated Statement of Financial Position, as described in Note 7, Property.

Transaction-related Expenses
The Company incurred transaction costs related to the acquisition of $16 million during the year ended September 30, 2014, of which $13 million is recorded within Selling, general and administrative expenses on the Company's Consolidated Statement of Operations. The remaining $3 million is recorded within Interest expense and relates to fees incurred in connection with the bridge credit agreement which was entered into in September 2013 to support the financing of the ARINC acquisition.
Supplemental Pro-Forma Data
The following unaudited supplemental pro-forma data presents consolidated pro-forma information as if the acquisition and related financing had been completed as of the beginning of the prior year, or on October 1, 2012.

The unaudited supplemental pro-forma financial information does not reflect the potential realization of revenue synergies or cost savings, nor does it reflect other costs relating to the integration of the two companies. This pro-

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

forma data should not be considered indicative of the results that would have actually occurred if the acquisition and related financing been consummated on October 1, 2012, nor are they indicative of future results.

The unaudited supplemental pro-forma financial information was calculated by combining the Company's results with the stand-alone results of ARINC for the pre-acquisition periods, which were adjusted to account for certain transactions and other costs that would have been incurred during this pre-acquisition period.

(in millions, except per share amounts)	2014	2013
Pro-forma sales	$5,085	$4,980
Pro-forma net income attributable to common shareowners from continuing operations	$624	$636
Pro-forma basic earnings per share from continuing operations	$4.62	$4.66
Pro-forma diluted earnings per share from continuing operations	$4.56	$4.61

The unaudited supplemental pro-forma data above exclude the results of ASES, which the Company intends to divest, as detailed in Note 4. The following significant adjustments were made to account for certain transactions and costs that would have occurred if the acquisition had been completed on October 1, 2012. These adjustments are net of any applicable tax impact and were included to arrive at the pro-forma results above. As the acquisition of ARINC was completed on December 23, 2013, the pro forma adjustments for the year ended September 30, 2014 in the table below include only the required adjustments through December 23, 2013.

(in millions)	2014	2013
Increases / (decreases) to pro-forma net income:
Net reduction to depreciation resulting from fixed asset purchase accounting adjustments(1)	$2	$8
Advisory, legal and accounting service fees(2)	21	(21)
Amortization of acquired ARINC intangible assets, net(3)	(4)	(15)
Interest expense incurred on acquisition financing, net(4)	—	(9)
(1) This adjustment captures the net impact to depreciation expense resulting from various purchase accounting adjustments to fixed assets
(2) This adjustment reflects the elimination of transaction-related fees incurred by ARINC and Rockwell Collins in connection with the acquisition and assumes all of the fees were incurred during the first quarter of 2013
(3) This adjustment eliminates amortization of the historical ARINC intangible assets and replaces it with the new amortization for the acquired intangible assets
(4) This adjustment reflects the addition of interest expense for the debt incurred by Rockwell Collins to finance the ARINC acquisition, net of interest expense that was eliminated for the historical ARINC debt that was repaid at the acquisition date. The adjustment also reflects the elimination of interest expense incurred by Rockwell Collins for the bridge loan financing which was assumed to not be required for purposes of the pro-forma periods presented.

4.	Discontinued Operations and Divestitures

On July 25, 2014, the Company sold its satellite communication systems business formerly known as Datapath, Inc. (Datapath). Datapath designs, manufactures, and services ground-based satellite communication systems, primarily for military applications, and includes operations in Duluth, Georgia and Stockholm, Sweden. The sales price which is subject to post-closing adjustments for changes in working capital and other items, was $10 million. The Company recognized a pre-tax loss of $12 million ($2 million after-tax) related to the divestiture of the Datapath business. The high effective tax rate is primarily attributable to differences in the treatment of goodwill for income tax and financial reporting purposes. The operating results of Datapath, including the loss realized on the disposition, have been included in discontinued operations in the Company's Consolidated Statement of Operations. The Datapath business was formerly included in the Government Systems segment. The divestiture of this business is part of our strategy to reshape the Government Systems segment to align with the changing dynamics of the defense environment and focus on opportunities in addressed markets for the Company's core products and solutions.
The Company also intends to divest ARINC's ASES business, which provides military aircraft integration and modifications, maintenance, and logistics and support, in order to align with the Company's long-term primary business strategies. During the fourth quarter of 2014, the Company entered into an agreement to divest this business.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The sale of ASES is subject to customary closing conditions. The operating results of ASES are included in discontinued operations in the Company's Consolidated Statement of Operations for all periods presented.

As of September 30, 2014, the Company has classified $15 million of assets related to ASES as a business held-for-sale within current assets and $16 million of liabilities related to ASES as a business held-for-sale within current liabilities on the Consolidated Statement of Financial Position. The held-for-sale assets are primarily comprised of Receivables, and the held-for-sale liabilities are primarily comprised of Accounts payable and Other current liabilities.

Results of discontinued operations are as follows:

	Year Ended September 30
(in millions)	2014	2013	2012
Sales	$94	$136	$195
Income (loss) from discontinued operations before income taxes	(29)	3	25
Income tax benefit (expense) from discontinued operations	15	(1)	(5)

On November 22, 2013, the Company sold its subsidiary, Kaiser Optical Systems, Inc. (KOSI), a supplier of spectrographic instrumentation and applied holographic technology, to Endress+Hauser. The sale price, after post-closing adjustments for changes in working capital, was $23 million. This resulted in a pretax gain of $10 million, which was included in Other income, net during the three months ended December 31, 2013. The divestiture of this business is part of our strategy to reshape the Government Systems segment to align with the changing dynamics of the defense environment and focus on opportunities in addressed markets for the Company's core products and solutions. As part of the divestiture agreement, the Company entered into a long-term supply agreement with the buyer that allows the Company to continue purchasing certain products from KOSI after completion of the sale. As a result of this continuing involvement, the KOSI divestiture did not qualify for classification as a discontinued operation.

As of September 30, 2013, the KOSI business was classified within current assets and current liabilities as a business held-for-sale. The divested Datapath business was not classified as held-for-sale as of September 30, 2013 and therefore, assets and liabilities related to this business have not been reclassified on the September 30, 2013 Consolidated Statement of Financial Position.

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	September 30, 2014	September 30, 2013
Billed	$758	$823
Unbilled	485	432
Less progress payments	(198)	(188)
Total	1,045	1,067
Less allowance for doubtful accounts	(12)	(9)
Receivables, net	$1,033	$1,058

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included within Other Assets. Total receivables due from the U.S. Government including the Department of Defense and other government agencies, both directly and indirectly through subcontracts, were $293 million and $312 million at September 30, 2014 and 2013, respectively. U.S. Government unbilled receivables, net of progress payments, were $122 million and $97 million at September 30, 2014 and 2013, respectively. Receivables, net due from equity affiliates were $76 million at September 30, 2014.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	September 30, 2014	September 30, 2013
Finished goods	$218	$181
Work in process	262	273
Raw materials, parts and supplies	361	358
Less progress payments	(8)	(8)
Total	833	804
Pre-production engineering costs	876	714
Inventories, net	$1,709	$1,518

As of September 30, 2014, $562 million of the pre-production engineering costs is related to programs with Airbus and Bombardier.
Amortization expense for pre-production engineering costs for 2014, 2013 and 2012 was $36 million, $25 million and $18 million, respectively. As of September 30, 2014, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 11 years.

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter
Anticipated amortization expense for pre-production engineering costs	$48	$72	$92	$101	$100	$463

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to pre-production engineering costs and life-time-buy inventory not expected to be realized within one year of $904 million and $747 million at September 30, 2014 and 2013, respectively. Life-time-buy inventory is inventory that is typically no longer produced by the Company's vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product.

7.	Property

Property is summarized as follows:

(in millions)	September 30, 2014	September 30, 2013
Land	$15	$10
Buildings and improvements	406	388
Machinery and equipment	1,135	1,066
Information systems software and hardware	369	344
Furniture and fixtures	65	65
Capital leases	60	—
Construction in progress	142	101
Total	2,192	1,974
Less accumulated depreciation	(1,273)	(1,201)
Property	$919	$773

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property additions acquired by incurring accounts payable, which are reflected as a non-cash transaction in the Company's Consolidated Statement of Cash Flows, were $37 million, $19 million and $23 million at September 30, 2014, 2013 and 2012, respectively.

Property additions acquired by incurring capital leases, which are reflected as non-cash transactions in the Company's Consolidated Statement of Cash Flows were $56 million, $0, and $0 at September 30, 2014, 2013 and 2012, respectively.

A portion of the Company's operations are conducted in leased real estate facilities, including both operating and, to a lesser extent, capital leases. Accumulated depreciation relating to assets under capital lease totals $2 million and $0 as of September 30, 2014 and 2013, respectively. Amortization of assets under capital lease is recorded as depreciation expense. As of September 30, 2014, remaining minimum lease payments for Property under capital leases total $84 million, including $28 million of interest.

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Information Management Services	Total
Balance at September 30, 2012	$514	$266	$—	$780
Reclassification of KOSI goodwill to assets held-for-sale	(3)	—	—	(3)
Foreign currency translation adjustments	2	—	—	2
Balance at September 30, 2013	513	266	—	779
ARINC acquisition	—	—	1,089	1,089
Reclassification from Commercial Systems to Information Management Services	—	(4)	4	—
Disposition of Datapath	(1)	—	—	(1)
Foreign currency translation adjustments and other	(4)	—	—	(4)
Balance at September 30, 2014	$508	$262	$1,093	$1,863

As a result of the ARINC acquisition, the Company recorded $1,089 million of goodwill. The goodwill value is preliminary and subject to change. Beginning in the first quarter of 2014, the Company created a new Information Management Services segment. This segment combines the retained portion of the newly acquired ARINC business with the Company's existing flight services business, which had previously been included in the Commercial Systems segment. As a result of the reorganization of the Company's segments, a portion of the goodwill from the Commercial Systems segment was reclassified to the Information Management Services segment using a fair value allocation method.

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication goodwill or indefinite-lived intangibles are more-likely-than-not impaired, commonly referred to as triggering events. There have been no such triggering events during any of the periods presented, and the Company's 2014, 2013 and 2012 impairment tests resulted in no impairment.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets are summarized as follows:

	September 30, 2014			September 30, 2013
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$322	$(178)	$144	$222	$(175)	$47
Backlog	5	(1)	4	—	—	—
Customer relationships:
Acquired	336	(67)	269	89	(60)	29
Up-front sales incentives	266	(47)	219	241	(35)	206
License agreements	13	(9)	4	13	(8)	5
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	47	—	47	—	—	—
Intangible assets	$1,004	$(316)	$688	$580	$(292)	$288

As a result of the ARINC acquisition, the Company has allocated $383 million to finite-lived intangible assets with a weighted average life of approximately 15 years and $47 million to indefinite-lived intangible assets.
Amortization expense for intangible assets for 2014, 2013 and 2012 was $48 million, $28 million and $36 million, respectively. As of September 30, 2014, the weighted average amortization period remaining for up-front sales incentives was approximately 11 years.

(in millions)	2015	2016	2017	2018	2019	Thereafter
Anticipated amortization expense for up-front sales incentives	$11	$15	$18	$20	$23	$132
Anticipated amortization expense for intangibles acquired in ARINC acquisition	26	26	26	26	26	233
Anticipated amortization expense for all other intangible assets	15	12	8	6	3	15
Total	$52	$53	$52	$52	$52	$380

9.	Other Assets

Other assets are summarized as follows:

(in millions)	September 30, 2014	September 30, 2013
Long-term receivables	$84	$32
Investments in equity affiliates	8	22
Exchange and rental assets (net of accumulated depreciation of $94 at September 30, 2014 and $91 at September 30, 2013)	61	55
Other	135	112
Other assets	$288	$221

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term receivables
Long-term receivables expected to be collected beyond the next twelve months are principally comprised of unbilled accounts receivables pursuant to sales recorded under the percentage-of-completion method of accounting that have not yet been billed to customers in accordance with applicable contract terms.

Investments in Equity Affiliates
Investments in equity affiliates primarily consist of seven joint ventures:

•
ADARI Aviation Technology Limited (ADARI): ADARI is a joint venture with Aviation Data Communication Corporation Co., LTD. that operates remote ground stations around China and develops certain content delivery management software

•
AVIC Leihua Rockwell Collins Avionics Company (ALRAC): ALRAC is a joint venture with China Leihua Electronic Technology Research Institute, a subsidiary of the Aviation Industry Corporation of China (AVIC), for the joint production of integrated surveillance system products for the C919 aircraft in China

•	Data Link Solutions LLC (DLS): DLS is a joint venture with BAE Systems, plc for the joint pursuit of the worldwide military data link market

•	ESA Vision Systems LLC (ESA): ESA is a joint venture with Elbit Systems, Ltd. for the joint pursuit of helmet-mounted cueing systems for the worldwide military fixed wing aircraft market

•	Integrated Guidance Systems LLC (IGS): IGS is a joint venture with Honeywell International Inc. for the joint pursuit of integrated precision guidance solutions for worldwide guided weapons systems

•	Quest Flight Training Limited (Quest): Quest is a joint venture with Quadrant Group plc that provides aircrew training services primarily for the United Kingdom Ministry of Defence

•	Rockwell Collins CETC Avionics Co., Ltd (RCCAC): RCCAC is a joint venture with CETC Avionics Co., Ltd (CETCA) for the development and delivery of products related to the C919 program

Each joint venture is 50 percent owned by the Company and accounted for under the equity method. Under the equity method of accounting for investments, the Company’s proportionate share of the earnings or losses of its equity affiliates are included in Net income and classified as Other income, net in the Consolidated Statement of Operations. For segment performance reporting purposes, Rockwell Collins’ share of earnings or losses of ESA, DLS, IGS and Quest are included in the operating results of the Government Systems segment, ALRAC and RCCAC are included in the operating results of the Commercial Systems segment, and ADARI is included in the operating results of the Information Management Services segment.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $177 million, $144 million and $142 million for the years ended September 30, 2014, 2013 and 2012, respectively. The deferred portion of profit generated from sales to equity affiliates was $1 million at September 30, 2014 and $1 million at September 30, 2013.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $10 million, $10 million and $10 million for the years ended September 30, 2014, 2013 and 2012, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Debt

Short-term Debt
Short-term debt is summarized as follows:

(in millions)	September 30, 2014	September 30, 2013
Short-term commercial paper borrowings	$504	$235
Current portion of long-term debt	—	200
Current portion of fair value swap adjustment (Notes 17 and 18)	—	1
Short-term debt	$504	$436

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1,200 million face amount of unsecured short-term promissory notes in the commercial paper market through December 2014 and $1,000 million thereafter. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. The commercial paper program is supported by the Company's $1 billion five-year revolving credit facility and a $200 million 364-day revolving credit facility. At September 30, 2014, short-term commercial paper borrowings outstanding were $504 million with a weighted-average interest rate and maturity period of 0.32 percent and 29 days, respectively. At September 30, 2013, short term commercial paper borrowings outstanding were $235 million with a weighted-average interest rate and maturity period of 0.18 percent and 15 days, respectively.

Revolving Credit Facilities
On September 24, 2013, the Company entered into new credit agreements to ensure adequate commercial paper borrowing capacity in anticipation of the Company's pending ARINC acquisition and to meet other short-term cash requirements. The Company closed on these new revolving credit facilities on December 23, 2013, concurrent with the ARINC acquisition closing date. These new credit facilities consist of a five-year $1 billion credit facility that expires in December 2018 and a 364-day $200 million credit facility that expires in December 2014. These agreements replace the prior $850 million revolving credit facility that was terminated concurrently upon the closing of the new agreements.

The credit facilities include one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans. The ratio was 40 percent as of September 30, 2014. The credit facilities also contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under these credit facilities bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At September 30, 2014 and September 30, 2013, there were no outstanding borrowings under these revolving credit facilities.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $55 million as of September 30, 2014, of which $15 million was utilized to support commitments in the form of commercial letters of credit. At
September 30, 2014 and September 30, 2013, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At September 30, 2014 and 2013, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

Current Portion of Long-term Debt
On November 20, 2003, the Company issued $200 million of 4.75 percent fixed rate unsecured debt due
December 1, 2013 (the 2013 Notes). At the time of the debt issuance, the Company entered into interest rate swap contracts which effectively converted $100 million of the 2013 Notes to floating rate debt based on six-month LIBOR

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

less 0.075 percent. See Notes 17 and 18 for additional information relating to the interest rate swap contracts. The 2013 Notes matured on December 1, 2013. The Company initially repaid the 2013 Notes using commercial paper borrowing proceeds, and then subsequently refinanced the amounts borrowed using a portion of the proceeds from the new long-term debt issued December 16, 2013, which is discussed in further detail below.

New Long-term Debt Issuances
On December 16, 2013, the Company issued $300 million of floating rate unsecured debt due December 15, 2016 (the 2016 Notes). The 2016 Notes bear annual interest at a rate equal to three-month LIBOR plus 0.35 percent. As of September 30, 2014 the quarterly interest rate was 0.58 percent. The rate resets quarterly. The net proceeds to the Company from the 2016 Notes, after deducting $1 million of debt issuance costs, were $299 million.

On December 16, 2013, the Company issued $400 million of 3.7 percent fixed rate unsecured debt due December 15, 2023 (the 2023 Notes). The net proceeds to the Company from the 2023 Notes, after deducting a $1 million discount and $3 million of debt issuance costs, were $396 million. In March 2014, the Company entered into interest rate swap contracts which effectively converted $200 million of the 2023 Notes to floating rate debt based on one-month LIBOR plus 0.94 percent. See Notes 16 and 17 for additional information relating to the interest rate swap contracts.

On December 16, 2013, the Company issued $400 million of 4.8 percent fixed rate unsecured debt due December 15, 2043 (the 2043 Notes). The net proceeds to the Company from the 2043 Notes, after deducting a $2 million discount and $4 million of debt issuance costs, were $394 million.

The net proceeds after discounts and debt issuance costs from the December 16, 2013 debt issuances totaled $1,089 million. Approximately $900 million was used to finance the ARINC acquisition and approximately $200 million was used to refinance the 2013 Notes that matured on December 1, 2013. The remaining ARINC purchase price was funded using commercial paper proceeds.

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

The 2043, 2023, 2021, 2019 and 2016 Notes are included in the Consolidated Statement of Financial Position net of any unamortized discount within the caption Long-term Debt, Net. The debt issuance costs are capitalized within Other Assets on the Consolidated Statement of Financial Position. The debt issuance costs and any discounts are amortized over the life of the debt and recorded in Interest expense.

The 2043, 2023, 2021, 2019 and 2016 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at September 30, 2014 and 2013.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term debt is summarized as follows:

(in millions)	September 30, 2014	September 30, 2013
Principal amount of 2043 Notes, net of discount	$398	$—
Principal amount of 2023 Notes, net of discount	399	—
Principal amount of 2021 Notes, net of discount	249	249
Principal amount of 2019 Notes, net of discount	299	299
Principal amount of 2016 Notes	300	—
Principal amount of 2013 Notes	—	200
Fair value swap adjustment (Notes 17 and 18)	18	16
Total	$1,663	$764
Less current portion	—	201
Long-term debt, net	$1,663	$563

Interest paid on debt for the years ended September 30, 2014, 2013 and 2012 was $47 million, $28 million and $21 million, respectively.

11.	Retirement Benefits

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

The Company also maintains five defined benefit pension plans in countries outside of the U.S., two of which are unfunded.

Other Retirement Benefits
Other retirement benefits consist of retiree health care and life insurance benefits that are provided to substantially all of the Company's U.S. employees hired before October 1, 2006 and their beneficiaries. Employees generally become eligible to receive these benefits if they retire after age 55 with at least 10 years  of service. Most plans are contributory with retiree contributions generally based upon years of service and adjusted annually by the Company. Retiree medical plans pay a stated percentage of expenses reduced by deductibles and other coverage. The amount the Company will contribute toward retiree medical coverage for most participants is fixed. Additional premium contributions will be required from participants for all costs in excess of the Company's fixed contribution amount. Retiree life insurance plans provide coverage at a flat dollar amount or as a multiple of salary. With the exception of certain bargaining unit plans, Other Retirement Benefits are funded as expenses are incurred.

ARINC Pension Plan
ARINC sponsors two primary pension sub-plans: one for union employees and one for non-union employees.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective April 1, 2006, ARINC froze the majority of its pension plans for employees not covered by bargaining unit agreements. As a result, most of the non-union participants in the ARINC pension plans are no longer accruing contribution credits. The plans generally allow for employees who retire, or terminate, to elect to receive their pension benefits in a lump sum and certain existing participants in the plans continue to earn vesting rights and accrue interest on their account balance at rates established by the plans.

The ARINC pension plans were remeasured as of the acquisition date. ARINC's projected benefit obligation for pensions at December 23, 2013 was $274 million and was calculated using a discount rate of 4.89 percent. The fair value of ARINC's pension plan assets at December 23, 2013 were $273 million. Therefore, the funded status of the ARINC pension as of the December 23, 2013 acquisition date was a $1 million deficit. This net pension benefit obligation was then remeasured once again as of the Company's 2014 fiscal year end balance sheet date, using assumptions detailed in the tables below. The ARINC pension obligation is included within Retirement Benefits as a liability on the Company's Consolidated Statement of Financial Position as of September 30, 2014.

Included in ARINC's pension plan assets at December 23, 2013 was real estate that ARINC had contributed to its pension plan in 2004 under a Department of Labor approved transaction. The details of this transaction are further discussed in Note 3, Acquisitions. Refer also to Note 3 for additional discussion regarding the subsequent sale of the contributed real estate to an independent third party in March 2014. The net proceeds from the sale of $81 million have been retained by the ARINC pension plan trust.

ARINC Other Retirement Benefits
ARINC also provides postretirement health coverage for many of its current and former employees and postretirement life insurance benefits for certain retirees. These benefits vary by employment status, age, service and salary level at retirement.

The postretirement welfare plan was also remeasured as of the acquisition date. ARINC's postretirement plan obligation as of December 23, 2013 was $8 million and was calculated using a discount rate of 4.89 percent. There are no assets for this plan. This obligation was then remeasured once again as of the Company's 2014 fiscal year end balance sheet date, using assumptions detailed in the tables below. The obligation is included within Retirement Benefits as a liability on the Company's Consolidated Statement of Financial Position as of September 30, 2014.

Components of Expense (Income)
The components of expense (income) for Pension Benefits and Other Retirement Benefits are summarized below:

	Pension Benefits			Other Retirement Benefits
(in millions)	2014	2013	2012	2014	2013	2012
Service cost	$10	$10	$8	$3	$4	$4
Interest cost	168	139	153	9	8	10
Expected return on plan assets	(228)	(203)	(213)	(1)	(1)	(1)
Amortization:
Prior service credit	(12)	(18)	(18)	(9)	(8)	(6)
Net actuarial loss(1)	72	79	57	8	12	11
Net benefit expense (income)	$10	$7	$(13)	$10	$15	$18
(1) 2014 includes a settlement charge of $5 million.

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

	Pension Benefits		Other Retirement Benefits
(in millions)	2014	2013	2014	2013
PBO at beginning of period	$3,660	$3,967	$214	$254
Service cost	10	10	3	4
Interest cost	168	139	9	8
Discount rate and other assumption changes	228	(319)	7	(19)
Actuarial losses (gains)	—	19	(13)	(20)
Plan amendments	—	—	—	1
Plan participant contributions	—	—	3	5
Benefits paid	(211)	(160)	(18)	(19)
ARINC acquisition	274	—	8	—
Settlements	(36)	—	—	—
Other	(7)	4	—	—
PBO at end of period	4,086	3,660	213	214
Plan assets at beginning of period	2,779	2,501	14	12
Actual return on plan assets	304	317	1	1
Company contributions	75	122	18	15
Plan participant contributions	—	—	3	5
Benefits paid	(211)	(160)	(18)	(19)
ARINC acquisition	273	—	—	—
Settlements	(36)	—	—	—
Other	1	(1)	—	—
Plan assets at end of period	3,185	2,779	18	14
Funded status of plans	$(901)	$(881)	$(195)	$(200)
Funded status consists of:
Retirement benefits liability	$(901)	$(879)	$(195)	$(198)
Compensation and benefits liability	(11)	(12)	—	(2)
Other assets	11	10	—	—
Net liability	$(901)	$(881)	$(195)	$(200)

The Company's non-U.S. defined benefit pension plans represented 5 percent and 5 percent of the total PBO at September 30, 2014 and 2013, respectively. The accumulated benefit obligation for all defined benefit pension plans was $4,068 million and $3,644 million at September 30, 2014 and 2013, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Loss
The following table summarizes the amounts included in Accumulated other comprehensive loss before tax related to retirement benefits as of September 30, 2014 and 2013 and changes recognized in Other comprehensive loss before tax for the years ended September 30, 2014 and 2013:

	Pension Benefits		Other Retirement Benefits
(in millions)	Prior Service Cost (Credit)	Net Actuarial Loss	Prior Service Cost (Credit)	Net Actuarial Loss
Balance at September 30, 2012	$(24)	$2,451	$(27)	$164
Current year prior service cost	—	—	1	—
Current year net actuarial (gain)	—	(414)	—	(39)
Amortization of prior service cost	18	—	8	—
Amortization of actuarial loss	—	(79)	—	(12)
Balance at September 30, 2013	(6)	1,958	(18)	113
Current year prior service cost	—	—	—	—
Current year net actuarial (gain)/loss	—	149	—	(6)
Amortization of prior service cost	12	—	9	—
Amortization of actuarial loss	—	(72)	—	(8)
Balance at September 30, 2014	$6	$2,035	$(9)	$99

The estimated amounts that will be amortized from Accumulated other comprehensive loss into expense (income) for Pension Benefits and Other Retirement Benefits during the year ending September 30, 2015 are as follows:

(in millions)	Pension Benefits	Other Retirement Benefits	Total
Prior service cost	$(2)	$(5)	$(7)
Net actuarial loss	72	7	79
Total	$70	$2	$72

Actuarial Assumptions
The following table presents the significant assumptions used in determining the benefit obligations:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2014	2013	2014	2013	2014	2013
Discount rate	3.96%	4.48%	3.15%	3.93%	3.70%	4.11%
Compensation increase rate	—	—	3.48%	3.45%	4.00%	—

Discount rates used to determine the benefit obligations are determined by using a weighted average of market-observed yields for high quality fixed income securities that correspond to the payment of benefits.

The Company's U.S. qualified and non-qualified plans were amended to discontinue benefit accruals for salary increases and services rendered after September 30, 2006 and after April 1, 2006 for ARINC. The only U.S. plans that continue to accrue benefits are certain plans associated with collective bargaining agreements, and these plans are not impacted by increases in compensation as the benefit formula is dependent solely on years of service. As a result, the compensation increase rate assumption for U.S. plans is zero.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant assumptions used in determining the net benefit expense (income) are as follows:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2014	2013	2014	2013	2014	2013
Discount rate	4.51%	3.56%	3.93%	4.08%	4.14%	3.21%
Expected long-term return on plan assets	8.23%	8.25%	8.17%	8.23%	8.25%	8.25%
Compensation increase rate	—	—	3.45%	3.46%	4.00%	—
Health care cost gross trend rate (1)	—	—	—	—	7.97%	8.50%
Ultimate trend rate (1)	—	—	—	—	4.98%	5.00%
Year that trend reaches ultimate rate (1)	—	—	—	—	2019	2019

(1) Due to the effect of the fixed Company contribution, increasing or decreasing the health care cost trend rate by one percentage point would not have a significant impact on the Company's cost of providing Other Retirement Benefits.

Expected long-term return on plan assets for each year presented is based on both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. The Company uses a market-related value of plan assets reflecting changes in the fair value of plan assets over a five-year period. The Company amortizes actuarial gains and losses in excess of 10 percent of the greater of the market-related value of plan assets or the projected benefit obligation (the corridor) on a straight-line basis over the expected future lifetime of inactive participants, which was approximately 25 years at September 30, 2014, as almost all of the plan's participants are considered inactive. Actuarial gains and losses related to the ARINC pension and other retirement benefits plans are below the corridor. As such, no amortization of actuarial gains and losses was required for the ARINC plans in 2014, nor do we expect to amortize any amount out of Accumulated other comprehensive loss into expense during 2015 for these ARINC plans.

Prior service costs resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants.

Plan Assets
Total plan assets for Pension Benefits and Other Retirement Benefits as of September 30, 2014 and 2013 were $3,203 million and $2,793 million, respectively. The Company has established investment objectives that seek to preserve and maximize the amount of plan assets available to pay plan benefits. These objectives are achieved through investment guidelines requiring diversification and allocation strategies designed to maximize the long-term returns on plan assets while maintaining a prudent level of investment risk. These investment strategies are implemented using actively managed and indexed assets. Target and actual asset allocations as of September 30, 2014 and 2013 are as follows:

	Target Mix			2014	2013
Equities	40%	-	70%	55%	65%
Fixed income	25%	-	60%	42%	32%
Alternative investments	0%	-	15%	0%	0%
Cash	0%	-	5%	3%	3%

Alternative investments may include real estate, hedge funds, venture capital and private equity. There were no plan assets invested in the securities of the Company as of September 30, 2014 and 2013 or at any time during the years then ended. Target and actual asset allocations are periodically rebalanced between asset classes in order to mitigate investment risk and maintain asset classes within target allocations.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value of the Company's pension plans' assets as of September 30, 2014 and 2013, by asset category segregated by level within the fair value hierarchy, as described in Note 17:

	September 30, 2014				September 30, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Equity securities:
U.S. equity	$670	$359	$—	$1,029	$821	$246	$—	$1,067
Non-U.S. equity	630	97	—	727	699	50	—	749
Fixed income securities:
Corporate	—	1,103	—	1,103	—	696	—	696
U.S. government	52	91	—	143	41	82	—	123
Emerging market	—	50	—	50	—	49	—	49
Mortgage and asset-backed	—	3	—	3	—	5	—	5
Other	—	42	3	45	—	19	—	19
Cash and cash equivalents	—	81	—	81	—	60	—	60
Sub-total	1,352	1,826	3	3,181	1,561	1,207	—	2,768
Net receivables related to investment transactions				4				11
Total				$3,185				$2,779

The following table presents the fair value of the Company's other retirement benefits plan's assets as of September 30, 2014 and 2013, by asset category segregated by level within the fair value hierarchy, as described in Note 17:

	September 30, 2014				September 30, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:
Equity securities:
U.S. equity	$7	$—	$—	$7	$7	$—	$—	$7
Fixed income securities:
Corporate	—	2	—	2	—	2	—	2
U.S. government	2	1	—	3	2	1	—	3
Mortgage and asset-backed	—	1	—	1	—	—	—	—
Cash and cash equivalents	—	5	—	5	—	2	—	2
Total	$9	$9	$—	$18	$9	$5	$—	$14

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quoted market basis. As such, the cash and cash equivalents in our pension and other retirement plan assets are classified as Level 2 in the tables above.
The Level 3 assets represent general insurance company contracts in the ARINC pension plans and are not significant. As described in Note 17, the fair value of a Level 3 asset is derived from unobservable inputs that are based on the Company's own assumptions.
Contributions
For the years ended September 30, 2014 and 2013, the Company made contributions to its pension plans as follows:

(in millions)	2014	2013
Contributions to U.S. qualified plan	$55	$110
Contributions to U.S. non-qualified plan	14	7
Contributions to non-U.S. plans	6	5
Total	$75	$122

The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2014, the Company voluntarily contributed $55 million to its U.S. qualified pension plan, subsequent to its 2014 fiscal year end. There was no minimum statutory funding requirement for 2015 and the Company does not currently expect to make any additional discretionary contributions during 2015 to this plan. Furthermore, the Company is not required to make, and does not intend to make, any contributions to the ARINC pension plans during 2015. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns and interest rates. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $14 million in 2015.

Contributions to the Company's other postretirement plans are expected to total $15 million in 2015.

Benefit Payments
The following table reflects estimated benefit payments to be made to eligible participants for each of the next five years and the following five years in the aggregate:

(in millions)	Pension Benefits	Other Retirement Benefits
2015	$216	$15
2016	221	15
2017	227	17
2018	233	17
2019	239	17
2020 - 2024	1,241	77

Estimated benefit payments for Other Retirement Benefits in the table above are shown net of plan participant contributions and therefore reflect the Company's portion only. Substantially all of the Pension Benefit payments relate to the Company's U.S. qualified funded plans which are paid from the pension trust.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Contribution Savings Plans and Employee Stock Purchase Plan
The Company sponsors defined contribution savings plans that are available to the majority of its employees. The plans allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. For most plans, the Company matches a percentage of employee contributions using common stock of the Company up to certain limits. Employees may transfer at any time all or a portion of their balance in Company common stock to any of the other investment options offered within the plans. The Company is authorized to issue 16.5 million shares under the defined contribution savings plans, of which 2.5 million shares are available for future contributions at September 30, 2014. Additionally, the Company's defined contribution savings plan includes a cash contribution based on an employee's age and service.

The Company's expense related to the defined contribution savings plans for 2014, 2013 and 2012 was as follows:

	2014		2013		2012
(in millions)	Shares	Expense	Shares	Expense	Shares	Expense
Contribution in shares:
Defined contribution savings plans	0.5	$40	0.7	$43	1.1	$58
Contribution in cash:
Retirement contributions		50		42		43
Total		$90		$85		$101

The ARINC defined contribution savings plan also includes an employer contribution in cash, which totaled $4 million for 2014.

Effective January 1, 2013, the Company's defined contribution savings plan's matching contribution decreased from 75 percent to 50 percent of the first 8 percent of eligible compensation contributed by participants. The lower contribution rate reduced the amount of expense and the amount of common stock issued to employees during the year ended September 30, 2013 as compared to the prior year.

The Company also offers an Employee Stock Purchase Plan (ESPP) which allows employees to have their base compensation withheld to purchase the Company's common stock each month at 95 percent of the fair market value on the last day of the month. During 2013, the Company retired the legacy ESPP and replaced it with a new ESPP that is substantially the same. As of September 30, 2014, 2.8 million shares are available for future purchase. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit. During 2014, 2013 and 2012, 0.1 million, 0.2 million and 0.2 million shares, respectively, of Company common stock were issued to employees at a value of $10 million, $10 million and $11 million for the respective periods.

12.	Shareowners' Equity

Common Stock
The Company is authorized to issue one billion shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, without par value.

Treasury Stock
The Company repurchased shares of its common stock as follows:

(in millions)	2014	2013	2012
Amount of share repurchases	$206	$569	$723
Number of shares repurchased	2.7	9.8	13.3

At September 30, 2014, the Company was authorized to repurchase an additional $705 million of outstanding stock under the Company's share repurchase program. Approximately $0, $0 and $16 million of the 2014, 2013 and 2012 share repurchases reflected in the table above are included within accounts payable at September 30, 2014, 2013 and 2012, respectively, and are reflected as a non-cash transaction in the Consolidated Statement of Cash Flows.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss (AOCL) consists of the following:

	September 30
(in millions)	2014	2013	2012
Unamortized pension and other retirement benefits (net of taxes of $783 for 2014, $754 for 2013 and $945 for 2012)	$(1,348)	$(1,293)	$(1,619)
Foreign currency translation adjustment	(15)	12	10
Foreign currency cash flow hedge adjustment	(3)	(6)	2
Accumulated other comprehensive loss	$(1,366)	$(1,287)	$(1,607)

Changes in accumulated other comprehensive loss (AOCL), net of tax, by component are as follows:

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges (2)	Total
Balance at September 30, 2013	$12	$(1,293)	$(6)	$(1,287)
Other comprehensive income before reclassifications	(27)	(92)	3	(116)
Amounts reclassified from accumulated other comprehensive income	—	37	—	37
Net current period other comprehensive income	(27)	(55)	3	(79)
Balance at September 30, 2014	$(15)	$(1,348)	$(3)	$(1,366)

(1) Reclassifications from AOCL to net income relate to settlement charges to recognize the impact of lump sum benefit payments and the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans and were $59 million ($37 million net of tax), for 2014. The reclassifications are included in the computation of net benefit expense. See Note 11, Retirement Benefits for additional details.

(2) Reclassifications from AOCL to net income related to cash flow hedges were not significant for 2014. The reclassifications are included in cost of sales and interest expense. See Note 17, Derivative Financial Instruments for additional details.

13.	Stock-Based Compensation and Earnings Per Share

Stock-Based Compensation Program Description
Under the Company's 2006 Long-Term Incentives Plan, up to 17.5 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other awards. Each share issued pursuant to an award of restricted stock, restricted stock units, performance shares, and performance units counts as two shares against the authorized limit. Shares available for future grant or payment under this plan were 6.5 million at September 30, 2014.

Under the Company's 2001 Long-Term Incentives Plan and Directors Stock Plan, up to 14.3 million shares of common stock may be issued by the Company as non-qualified options, incentive stock options, performance units, performance shares, stock appreciation rights and restricted stock. Shares available for future grant or payment under these plans were less than 0.1 million at September 30, 2014.

Options to purchase common stock of the Company have been granted under various incentive plans to directors, officers and other key employees. All of the Company's stock-based incentive plans require options to be granted at

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company utilizes performance shares, restricted stock and restricted stock units that generally cliff vest at the end of three years. The fair value of performance shares, restricted stock and restricted stock units is estimated using the closing share price on the day of grant. The number of performance shares that will ultimately be issued is based on achievement of performance targets over a three-year period that considers cumulative sales growth and return on sales with an additional potential adjustment up or down depending on the Company's total return to shareowners compared to a group of peer companies. Up to 240 percent of the performance shares the Company grants can be earned if maximum performance is achieved.

The Company's stock-based compensation awards are designed to align management's interests with those of the Company's shareowners and to reward outstanding Company performance. The Company has an ongoing share repurchase plan and expects to satisfy stock option exercises and stock award issuances from treasury stock.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation expense and related income tax benefit included within the Consolidated Statement of Operations for 2014, 2013 and 2012 is as follows:

(in millions)	2014	2013	2012
Stock-based compensation expense included in:
Product cost of sales	$7	$6	$7
Selling, general and administrative expenses	17	14	17
Total	$24	$20	$24
Income tax benefit	$8	$7	$8

General Option Information
The following summarizes the activity of the Company's stock options for 2014:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2013	4,644	$50.55
Granted	601	71.63
Exercised	(837)	45.73
Forfeited or expired	(88)	62.24
Outstanding at September 30, 2014	4,320	$54.18	5.9	$100
Vested or expected to vest (1)	4,255	$54.05	5.8	$100
Exercisable at September 30, 2014	3,043	$50.58	4.8	$82

(1) Represents outstanding options reduced by expected forfeitures

	2014	2013	2012
Weighted-average fair value per share of options granted	$18.60	$12.81	$13.89
Intrinsic value of options exercised (in millions) (2)	$26	$43	$23

(2) Represents the amount by which the stock price exceeded the exercise price of the options on the date of the exercise

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total fair value of options vested was $10 million, $10 million and $10 million during the years ended September 30, 2014, 2013 and 2012, respectively. Total unrecognized compensation expense for options that have not vested as of September 30, 2014 is $8 million and will be recognized over a weighted average period of 0.8 years.

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

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2014 Grants	2013 Grants	2012 Grants
Risk-free interest rate	0.3% - 3.0%	0.3% - 2.9%	0.3% - 2.2%
Expected dividend yield	1.9%	2.0%	1.6%
Expected volatility	28.0%	27.0%	27.0%
Expected life	7 years	8 years	8 years

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

Performance Shares, Restricted Stock and Restricted Stock Units Information
The following summarizes the Company's performance shares, restricted stock and restricted stock units for 2014:

	Performance Shares		Restricted Stock		Restricted Stock Units
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2013	538	$55.65	23	$30.24	313	$55.04
Granted	155	71.63	—	—	81	72.42
Vested	(180)	55.93	—	—	(56)	57.51
Forfeited	(35)	59.38	—	—	(7)	58.33
Nonvested at September 30, 2014	478	$60.46	23	$30.24	331	$58.78

(in millions)	Performance Shares	Restricted Stock	Restricted Stock Units
Total unrecognized compensation costs at September 30, 2014	$10	$—	$4
Weighted-average life remaining at September 30, 2014, in years	0.9	0	1.1
Weighted-average fair value per share granted in 2013	$55.69	$—	$56.04
Weighted-average fair value per share granted in 2012	$59.08	$—	$55.41

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2014 based on the achievement of performance targets for 2014 through 2016 is approximately 352,000. The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2013 based on the achievement of performance targets for 2013 through 2015 is approximately 416,000. For purposes of determining the maximum number of shares of common stock that can be issued with respect to the performance shares granted in 2013 and 2014, the maximums have been updated to reflect reductions arising as a result of terminations and retirements. The number of shares of common stock that will be issued in respect of performance shares granted in 2012 based on the achievement of performance targets for 2012 through 2014 is approximately 98,000.

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

(in millions, except per share amounts)	2014	2013	2012
Numerator for basic and diluted earnings per share:
Income from continuing operations	$618	$630	$589
Income (loss) from discontinued operations, net of taxes	(14)	2	20
Net income	$604	$632	$609
Denominator:
Denominator for basic earnings per share – weighted average common shares	135.1	136.5	145.3
Effect of dilutive securities:
Stock options	1.2	1.2	1.1
Performance shares, restricted stock and restricted stock units	0.4	0.4	0.4
Dilutive potential common shares	1.6	1.6	1.5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	136.7	138.1	146.8
Earnings (loss) per share:
Basic
Continuing operations	$4.57	$4.62	$4.05
Discontinued operations	(0.10)	0.01	0.14
Basic earnings per share	$4.47	$4.63	$4.19
Diluted
Continuing operations	$4.52	$4.56	$4.01
Discontinued operations	(0.10)	0.02	0.14
Diluted earnings per share	$4.42	$4.58	$4.15

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.0 million, 0.4 million and 2.2 million in 2014, 2013 and 2012, respectively.

14.	Company-Funded Research and Development

The Company performs R&D activities relating to the development of new products and the improvement of existing products. Company-funded R&D programs are expensed as incurred and included in cost of sales. Company-funded R&D expenditures were $268 million, $291 million and $316 million at September 30, 2014, 2013 and 2012, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Other Income, Net

Other income, net consists of the following:

(in millions)	2014	2013	2012
Earnings from equity affiliates	$7	$13	$11
Gain on sale of property	—	—	5
Gain from business divestiture	10	—	—
Other	8	4	10
Other income, net	$25	$17	$26

16.	Income Taxes

The components of income tax expense from continuing operations are as follows:

(in millions)	2014	2013	2012
Current:
U.S. federal	$110	$151	$116
Non-U.S.	37	18	22
U.S. state and local	4	11	3
Total current	151	180	141
Deferred:
U.S. federal	105	53	100
Non-U.S.	(2)	(3)	(8)
U.S. state and local	10	5	10
Total deferred	113	55	102
Income tax expense	$264	$235	$243

Net current deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(in millions)	2014	2013
Inventory	$(191)	$(129)
Product warranty costs	32	36
Customer incentives	53	50
Contract reserves	14	8
Compensation and benefits	24	31
Valuation allowance	(10)	(1)
Other	30	22
Current deferred income taxes, net	$(48)	$17

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net long-term deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(in millions)	2014	2013
Retirement benefits	$346	$344
Intangibles	(183)	(33)
Capital lease liability	22	—
Property	(151)	(115)
Stock-based compensation	29	28
Deferred compensation	13	12
Capital loss carryover	43	—
Valuation allowance	(33)	(10)
Other	14	17
Long-term deferred income taxes, net	$100	$243

Current deferred income tax assets and liabilities and long-term deferred income tax assets and liabilities are included in the Consolidated Statement of Financial Position as follows:

	September 30
(in millions)	2014	2013
Current deferred income taxes	$9	$19
Other current liabilities	(57)	(2)
Current deferred income taxes, net	$(48)	$17
Long-term deferred income taxes	$101	$245
Other liabilities	(1)	(2)
Long-term deferred income taxes, net	$100	$243

Management believes it is more likely than not that the current and long-term deferred tax assets will be realized through the reduction of future taxable income, except for $43 million of deferred tax assets which have been fully reserved and relate to a U.S. capital loss carry forward on the Company's sale of its Datapath business which expires in 2019. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) the historical operating results of the Company ($1,368 million of U.S. taxable income over the past three years), (b) expectations of future earnings, (c) the extended period of time over which the retirement benefit liabilities will be paid and (d) the expectations of future capital gains.

The effective income tax rate from continuing operations differed from the U.S. statutory tax rate as detailed below:

	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(1.1)	(1.2)	(1.3)
State and local income taxes	1.3	1.3	1.3
Research and development credit	(1.1)	(5.1)	(1.9)
Domestic manufacturing deduction	(1.7)	(2.0)	(2.1)
Tax settlements	(0.9)	(0.1)	(2.3)
Other	(1.6)	(0.7)	0.5
Effective income tax rate	29.9%	27.2%	29.2%

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense from continuing operations was calculated based on the following components of income before income taxes:

(in millions)	2014	2013	2012
U.S. income	$754	$755	$768
Non-U.S. income	128	110	64
Total	$882	$865	$832

The Company's U.S. Federal income tax returns for the tax year ended September 30, 2011 and prior years have been audited by the IRS and are closed to further adjustments by the IRS. The IRS is currently auditing the Company's tax returns for the years ended September 30, 2012 and 2013. ARINC's U.S. Federal income tax returns are currently under audit by the IRS for the tax years ended December 31, 2009 and December 31, 2012 and are closed to further adjustments by the IRS for all tax years ended December 31, 2008 and prior. The Company and ARINC are also currently under audit in various U.S. states and non-U.S. jurisdictions. The U.S. states and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

No provision has been made as of September 30, 2014 for U.S. federal or state, or additional non-U.S. income taxes related to approximately $511 million of undistributed earnings of non-U.S. subsidiaries which have been or are intended to be permanently reinvested. Thus, it is not practicable to estimate the amount of tax that might be payable on the undistributed earnings.

The Company had net income tax payments of $182 million, $106 million and $208 million in 2014, 2013 and 2012, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended September 30 is as follows:

(in millions)	2014	2013	2012
Beginning balance	$56	$42	$100
Additions for tax positions related to the current year	13	15	11
Additions for tax positions of prior years	1	3	—
Additions for tax positions related to acquisitions	8	—	—
Reductions for tax positions of prior years	(17)	(1)	(54)
Reductions for tax positions of prior years related to lapse of statute of limitations	(2)	(2)	(2)
Reductions for tax positions related to settlements with taxing authorities	(11)	(1)	(13)
Ending balance	$48	$56	$42

The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $25 million, $34 million and $24 million as of September 30, 2014, 2013 and 2012, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $1 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Consolidated Statement of Financial Position was $1 million and $2 million as of September 30, 2014 and 2013, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Consolidated Statement of Operations was $(1) million, $0 and $(4) million for the years ended September 30, 2014, 2013 and 2012, respectively.

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

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and September 30, 2013 are as follows:

		September 30, 2014	September 30, 2013
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$50	$49
Interest rate swap assets	Level 2	18	16
Forward starting interest rate swap liabilities	Level 2	—	(5)
Foreign currency forward exchange contract assets	Level 2	6	6
Foreign currency forward exchange contract liabilities	Level 2	(9)	(6)

There were no transfers between Levels of the fair value hierarchy during 2014 or 2013.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting from certain divestitures. See Note 3 for further discussion on the fair value of assets and liabilities associated with acquisitions. See Note 4 for further discussion on the fair value of assets and liabilities associated with the held-for-sale ASES business.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2014, there has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.

The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	September 30, 2014		September 30, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$323	$323	$391	$391
Short-term debt:
2013 Notes	—	—	(200)	(201)
Commercial paper borrowings	(504)	(504)	(235)	(235)
Long-term debt	(1,645)	(1,747)	(548)	(586)

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

Interest Rate Swaps
The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In March, 2014 the Company entered into three interest rate swap contracts (the 2023 Swaps) which expire on December 15, 2023 and effectively converted $200 million of the 2023 Notes to floating rate debt based on one-month LIBOR plus 0.94 percent.

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

The Company designated the 2013, 2019 and 2023 Swaps (the Swaps) as fair value hedges. The 2013 Swaps matured on December 1, 2013, and accordingly have no fair value at September 30, 2014. At September 30, 2013, the 2013 Swaps were recorded within Other current assets at a fair value of $1 million offset by a fair value adjustment to Short-term debt (Note 10) of $1 million. The 2019 and 2023 Swaps are recorded within Other Assets at a fair value of $18 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $18 million at September 30, 2014. At September 30, 2013, the Swaps were recorded within Other Assets at a fair value of $15 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $15 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Forward Starting Interest Rate Swaps
In September 2013, the Company entered into forward starting interest rate swap agreements with combined notional values of $200 million to effectively lock in fixed interest rates on a portion of the long-term debt it incurred in

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 2013 to refinance maturing debt and to fund the acquisition of ARINC. In October 2013 the Company entered into an additional $300 million notional value of forward starting interest rate swap agreements. These forward starting interest rate swaps were designated as cash flow hedges and were executed to hedge the risk of potentially higher benchmark U.S. Treasury bond yields on long-term debt with maturities ranging from 2023 to 2043 and fixed interest rates ranging between 2.8150 percent and 3.8775 percent. The forward starting interest rate swaps were terminated in December 2013 concurrent with the Company's debt issuance. Upon termination, the forward starting swaps were valued at a net loss of $2 million. This net loss has been deferred within Accumulated other comprehensive losses in the Consolidated Statement of Financial Position and will be amortized into interest expense over the life of the corresponding debt.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of September 30, 2014 and September 30, 2013, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $575 million and $482 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The acquisition of ARINC had no significant impact on the Company's foreign currency forward exchange contracts.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Consolidated Statement of Financial Position as of September 30, 2014 and September 30, 2013 are as follows:

		Asset Derivatives
(in millions)	Classification	September 30, 2014	September 30, 2013
Foreign currency forward exchange contracts	Other current assets	$6	$6
Interest rate swaps	Other assets	18	15
Interest rate swaps	Other current assets	—	1
Total		$24	$22

		Liability Derivatives
(in millions)	Classification	September 30, 2014	September 30, 2013
Foreign currency forward exchange contracts	Other current liabilities	$9	$6
Forward starting interest rate swaps	Other current liabilities	—	5
Total		$9	$11

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of September 30, 2014 there were undesignated foreign currency forward exchange contracts classified within other current assets of $2 million classified within other current liabilities of $4 million.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of derivative instruments on the Consolidated Statement of Operations for the fiscal years ended September 30, 2014 and 2013 is as follows:

		Amount of Gain (Loss)
(in millions)	Location of Gain (Loss)	September 30, 2014	September 30, 2013
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Foreign currency forward exchange contracts	Cost of sales	$—	$2
Interest rate swaps	Interest expense	8	10
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$—	$(5)
Amount of gain (loss) reclassified from AOCL into income	Cost of sales	(1)	—
Forward starting interest rate swaps:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	3	(5)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	(1)	—

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the fiscal year ended September 30, 2014. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the fiscal year ended September 30, 2014.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of September 30, 2014. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Cash flow hedges are de-designated once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $1 million into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at September 30, 2014 was 70 months.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	September 30
(in millions)	2014	2013	2012
Balance at beginning of year	$121	$126	$148
Warranty costs incurred	(47)	(46)	(47)
Product warranty accrual	46	48	46
Changes in estimates for prior years	(15)	(7)	(21)
Foreign currency translation adjustments and other	(1)	—	—
Balance at September 30	$104	$121	$126

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of September 30, 2014, the outstanding loan balance was approximately $3 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of September 30, 2014, the Quest guarantees are not reflected on the Company’s Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at September 30, 2014 were $287 million. These commitments are not reflected as liabilities on the Company’s Consolidated Statement of Financial Position.

Indemnifications
The Company enters into indemnifications with lenders, counterparties in transactions such as administration of employee benefit plans and other customary indemnifications with third parties in the normal course of business. The following are other than customary indemnifications based on the judgment of management:

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

20.	Contractual Obligations and Other Commitments

The following table reflects certain of the Company's non-cancelable contractual commitments as of September 30, 2014:

	Payments Due By Period
(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Non-cancelable operating leases	$67	$46	$35	$28	$24	$138	$338
Purchase contracts	36	48	12	7	10	7	120
Long-term debt	—	—	300	—	300	1,050	1,650
Interest on long-term debt	59	59	58	58	58	556	848
Total	$162	$153	$405	$93	$392	$1,751	$2,956

Non-cancelable Operating Leases
The Company leases certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts with terms that meet the accounting definition of operating leases. Some leases include renewal options, which permit extensions of the expiration dates at rates approximating fair market rental rates. Rent expense for the years ended September 30, 2014, 2013 and 2012 was $65 million, $67 million and $72 million, respectively. The Company's commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on the Consolidated Statement of Financial Position.

Purchase Contracts
The Company may enter into purchase contracts with suppliers under which there is a commitment to buy a minimum amount of products or pay a specified amount. These commitments are not reflected as a liability on the Company's Consolidated Statement of Financial Position. Amounts purchased under these agreements for the years ended September 30, 2014, 2013 and 2012 were $38 million, $45 million and $43 million, respectively.

Interest on Long-term Debt
Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of September 30, 2014, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of September 30, 2014, which represents management’s best estimate of the probable future cost for this site.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.	Restructuring, Pension Settlement and Asset Impairment Charges, Net

In 2014, the Company recorded pension settlement and restructuring charges totaling $9 million. This amount was comprised of (i) $5 million for pension settlement charges (included within Selling, general, and administrative expense) and (ii) $4 million for employee severance costs related to the consolidation and closure of two service centers as part of a plan to optimize the efficiency of the Company's global service center footprint. These severance costs were included within cost of sales. Cash payments of $6 million associated with these actions were made during 2014. Approximately $3 million of employee severance costs remain to be paid in future periods.

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

The employee separation charges recorded in 2012 primarily resulted from decisions to realign the Company's European organizational structure to better position the business for long-term growth and to adjust the size of our workforce in response to the sequestration impacts on the U.S. defense budgets.

During 2014, the Company made cash severance payments of approximately $8 million related to the 2012 restructuring action. This is in addition to the $21 million of cash severance payments made during 2012 and 2013. As of September 30, 2014, $6 million of employee separation costs related to the 2012 action remains to be paid in future periods. Included in the asset impairment charge was a $4 million write-off of a license agreement included within the Company's Commercial Systems segment after the Company concluded the carrying value of the license agreement was not recoverable. The customer bankruptcy charge was recorded as a result of the bankruptcy filings of certain commercial airline customers and a business jet manufacturer in 2012.

24.	Business Segment Information

Rockwell Collins designs, produces and supports communications and aviation systems for commercial and military customers and provides information management service through voice and data communication networks and solutions worldwide. The Company has three operating segments consisting of the Commercial Systems, Government Systems and Information Management Services businesses.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Beginning in the first quarter of 2014, the Company created a new Information Management Services segment. This segment combines the retained portion of the newly acquired ARINC business with the Company's existing flight services business, which had previously been included in the Commercial Systems segment. Prior period results of the
Commercial Systems and Information Management Services segments have been revised to conform to the current year presentation. Information Management Services enables mission-critical data and voice communications throughout the world to customers using high-performance, high-quality and high-assurance proprietary radio and terrestrial networks, enhancing customer efficiency, safety and connectivity.

Sales made by the Company to the U.S. Government were 30 percent, 37 percent and 37 percent of total sales for the years ended September 30, 2014, 2013 and 2012, respectively.

The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings. The Company's definition of segment operating earnings excludes income taxes, stock-based compensation, unallocated general corporate expenses, interest expense, significant gains and losses from the disposition of businesses and other special items as identified by management from time to time, such as significant restructuring and asset impairment charges. Intersegment sales are not material and have been eliminated. The accounting policies used in preparing the segment information are consistent with the policies described in Note 2.

The sales and earnings of continuing operations of the Company's operating segments are summarized as follows:

(in millions)	2014	2013	2012
Sales:
Government Systems	$2,209	$2,259	$2,396
Commercial Systems	2,299	2,170	2,092
Information Management Services	471	45	43
Total sales	$4,979	$4,474	$4,531

Segment operating earnings:
Government Systems	$465	$496	$543
Commercial Systems	509	472	435
Information Management Services	62	5	5
Total segment operating earnings	1,036	973	983

Interest expense(1)	(59)	(28)	(27)
Stock-based compensation	(24)	(20)	(24)
General corporate, net	(59)	(58)	(42)
Gain on divestiture of business	10	—	—
ARINC transaction costs(1)	(13)	(2)	—
Restructuring, pension settlement and asset impairment charges, net	(9)	—	(58)
Income from continuing operations before income taxes	882	865	832
Income tax expense	(264)	(235)	(243)
Income from continuing operations	$618	$630	$589

(1) During the years ended September 30, 2014, and September 30, 2013, the Company incurred $3 million and $1 million, respectively, of bridge facility fees related to the acquisition of ARINC. These costs are included in interest expense; therefore total transaction costs related to the acquisition of ARINC during these periods were $16 million and $3 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the identifiable assets and investments in equity affiliates at September 30, 2014, 2013 and 2012, as well as the provision for depreciation and amortization, the amount of capital expenditures for property and earnings from equity affiliates for each of the three years ended September 30, for each of the operating segments and Corporate:

(in millions)	2014	2013	2012
Identifiable assets:
Government Systems	$1,938	$2,174	$2,113
Commercial Systems	2,655	2,465	2,233
Information Management Services	1,885	—	—
Corporate	585	761	968
Total identifiable assets	$7,063	$5,400	$5,314
Investments in equity affiliates:
Government Systems	$8	$22	$19
Commercial Systems	—	—	—
Information Management Services	—	—	—
Total investments in equity affiliates	$8	$22	$19
Depreciation and amortization:
Government Systems	$80	$81	$83
Commercial Systems	108	92	83
Information Management Services	37	4	4
Total depreciation and amortization	$225	$177	$170
Capital expenditures for property:
Government Systems	$66	$62	$76
Commercial Systems	68	58	62
Information Management Services	29	—	—
Total capital expenditures for property	$163	$120	$138
Earnings from equity affiliates:
Government Systems	$7	$13	$11
Commercial Systems	—	—	—
Information Management Services	—	—	—
Total earnings from equity affiliates	$7	$13	$11

The Company's operating segments share many common resources, infrastructures and assets in the normal course of business. Certain assets have been allocated between the operating segments primarily based on occupancy or usage, principally property, plant and equipment. Identifiable assets at Corporate consist principally of cash and net deferred income tax assets for all years presented.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes sales by product category for the years ended September 30, 2014, 2013 and 2012:

(in millions)	2014	2013	2012
Government Systems product categories:
Avionics	$1,342	$1,384	$1,476
Communication products	455	450	457
Surface solutions	234	232	226
Navigation products	178	193	237
Government Systems sales	2,209	2,259	2,396

Commercial Systems product categories:
Air transport aviation electronics	1,285	1,181	1,137
Business and regional aviation electronics	1,014	989	955
Commercial Systems sales	2,299	2,170	2,092

Information Management Services sales	471	45	43

Total sales	$4,979	$4,474	$4,531

Product category sales for Government Systems are delineated based upon differences in the underlying product technologies and markets served. Prior period results of the Communication products category in Government
Systems have been revised to exclude the divested Datapath business, which is now reported as a discontinued operation, as discussed in Note 4, Discontinued Operations and Divestitures.

The air transport and business and regional aviation electronics product categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the years ended September 30, 2014, 2013 and 2012, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $70 million, $83 million and $91 million, respectively. In 2005, the Company announced its decision to cease investing in the wide-body in-flight entertainment product area.

The following table reflects sales for the years ended September 30, 2014, 2013 and 2012 by location of our customers and property at September 30, 2014, 2013 and 2012 by geographic region:

	Sales			Property
(in millions)	2014	2013	2012	2014	2013	2012
U.S.(1)	$2,993	$2,827	$2,994	$805	$679	$680
Europe	881	772	797	89	75	72
Asia-Pacific	486	371	326	19	14	15
Canada	349	322	287	1	1	1
Africa / Middle East	159	97	64	1	—	—
Latin America	111	85	63	4	4	5
International	$1,986	$1,647	$1,537	$114	$94	$93
Total	$4,979	$4,474	$4,531	$919	$773	$773

(1) For the years ended September 30, 2014, 2013 and 2012, U.S. sales include revenue from foreign military sales of $176 million, $179 million and $162 million, respectively.

Sales are attributable to geographic region based on the location of our customers.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25.	Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended September 30, 2014 and 2013 is summarized as follows:

	2014 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	Total
Sales	$1,054	$1,259	$1,264	$1,402	$4,979
Gross profit (total sales less product and service cost of sales)	317	378	387	428	1,510
Income from continuing operations	134	148	163	173	618
Income (loss) from discontinued operations, net of taxes	(3)	—	(5)	(6)	(14)
Net income	$131	$148	$158	$167	$604
Earnings (loss) per share:
Basic
Continuing operations	$0.99	$1.09	$1.21	$1.28	$4.57
Discontinued operations	(0.02)	—	(0.04)	(0.04)	(0.10)
Basic earnings per share	$0.97	$1.09	$1.17	$1.24	$4.47
Diluted
Continuing operations	$0.98	$1.08	$1.19	$1.27	$4.52
Discontinued operations	(0.02)	—	(0.04)	(0.04)	(0.10)
Diluted earnings per share	$0.96	$1.08	$1.15	$1.23	$4.42

Net income in the first quarter of 2014 includes $11 million of transaction costs related to the acquisition of ARINC ($15 million before income taxes), mostly offset by a $9 million gain realized on the sale of KOSI ($10 million before income taxes).

Net income in the fourth quarter of 2014 includes $6 million of pension settlement and restructuring charges ($9 million before income taxes).

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2013 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	Total
Sales	$1,023	$1,100	$1,132	$1,219	$4,474
Gross profit (total sales less product and service cost of sales)	306	328	363	374	1,371
Income from continuing operations	131	163	161	175	630
Income (loss) from discontinued operations, net of taxes	1	(2)	3	—	2
Net income	$132	$161	$164	$175	$632
Earnings (loss) per share:
Basic
Continuing operations	$0.94	$1.20	$1.19	$1.30	$4.62
Discontinued operations	0.01	(0.02)	0.02	—	0.01
Basic earnings per share	$0.95	$1.18	$1.21	$1.30	$4.63
Diluted
Continuing operations	$0.93	$1.18	$1.18	$1.28	$4.56
Discontinued operations	0.01	(0.01)	0.02	—	0.02
Diluted earnings per share	$0.94	$1.17	$1.20	$1.28	$4.58

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's disclosure control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Evaluation of Internal Control Over Financial Reporting

Management's report on internal control over financial reporting as of September 30, 2014 is included within Item 8 of this Annual Report on Form 10-K. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 9A of this Annual Report on Form 10-K.

On December 23, 2013, Rockwell Collins completed acquisition of Radio Holdings, Inc., the holding company of ARINC Incorporated ("ARINC"). Accordingly, the acquired assets and liabilities of ARINC are included in our consolidated balance sheet as of September 30, 2014 and the result of its operations and cash flows are reported in our consolidated statements of operations and cash flows from December 23, 2013 through September 30, 2014. We have elected to exclude ARINC from our assessment of internal control over financial reporting as of September 30, 2014. The financial position of ARINC represented 5 percent of our total assets at September 30, 2014, and its results of operations increased our total sales by 8 percent and increased our income from continuing operations before income taxes by 8 percent, during the year ended September 30, 2014.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the internal control over financial reporting of Rockwell Collins, Inc. and subsidiaries (the "Company") as of October 3, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, with the exception of goodwill, intangible assets and amortization of intangible assets which were integrated into the Company's control environment, management has elected to exclude ARINC Incorporated ("ARINC"), which was acquired on December 23, 2013, from its assessment of internal control over financial reporting. ARINC's financial position constituted 5 percent of the Company’s total assets at October 3, 2014, and its results of operations increased total sales by 8 percent and increased income from continuing operations before income taxes by 8 percent, during the year ended October 3, 2014. Accordingly, our audit did not include the internal control over financial reporting at ARINC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 3, 2014 of the Company and our report dated November 18, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 18, 2014

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the 2015 Proxy Statement. See also the information with respect to executive officers of the Company under Item 4A of Part I.

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

See the information under the captions Compensation of Directors, Executive Compensation, Compensation Discussion and Analysis and Compensation Committee Report in the 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions Voting Securities and Equity Ownership of Certain Beneficial Owners and Management in the 2015 Proxy Statement.

Equity Compensation Plan Information

The following table gives information as of September 30, 2014, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights		(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved By Security Holders(1)	5,516,645	(2)	$54.18	9,229,147	(3)(4)
Equity Compensation Plans Not Approved By Security Holders	None		None	None
Total	5,516,645		$54.18	9,229,147

(1) Consists of the following equity compensation plans: 2001 Stock Option Plan, 2001 Long-Term Incentives Plan, Directors Stock Plan and 2006 Long-Term Incentives Plan.
(2) Includes 865,850 performance shares, which is the maximum number of shares that can be issued in the future if maximum performance is achieved under performance agreements granted in November 2012 and 2013. Of these performance shares, 98,153 will be issued in November 2014 based on performance shares granted in November 2011. Also includes 330,639 restricted stock units (RSUs). Such performance shares and RSUs are not included in the weighted average price calculation.
(3) Also includes 2,767,551 shares available under our Employee Stock Purchase Plan (ESPP), which allows employees to have up to 15 percent of their base compensation withheld toward the purchase of our common stock. Shares are purchased each month by participants at 95 percent of the fair market value on the last day of the month pursuant to the ESPP.
(4) Of the 6,461,596 shares available for future grant under the 2006 Long-Term Incentives Plan, each share issued pursuant to an award of restricted stock, restricted stock units, performance shares and performance units counts as 2.02 shares against this limit in accordance with the terms of the plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the caption Corporate Governance, Board of Directors and Committees and Certain Transactions and Other Relationships in the 2015 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

See the information under the caption Proposal to Approve the Selection of Auditors in the 2015 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)		Financial Statements, Financial Statement Schedules and Exhibits.
	(1)	Financial Statements
The financial statements are included under Item 8 of this Annual Report on Form 10-K:
Consolidated Statement of Financial Position, as of September 30, 2014 and 2013
Consolidated Statement of Operations, years ended September 30, 2014, 2013 and 2012
Consolidated Statement of Comprehensive Income, years ended September 30, 2014, 2013 and 2012
Consolidated Statement of Cash Flows, years ended September 30, 2014, 2013 and 2012
Consolidated Statement of Equity, years ended September 30, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
	(2)	Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2014, 2013 and 2012 (see page S-2)

All other schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

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
4-a-7
Underwriting Agreement, dated December 11, 2013, between the Company and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representitives of the several Underwriters named in Schedule 1 to the Underwriting Agreement, filed as Exhibit 1 to the Company's Form 8-K dated December 17, 2013, is incorporated herein by reference.

	4-a-8	Form of certificate for the Company's Floating Rate Notes due 2016, filed as Exhibit 4.1 to the Company's Form 8-K dated December 17, 2013, is incorporated herein by reference.
	4-a-9	Form of certificate for the Company's 3.700% Notes due 2023, filed as Exhibit 4.2 to the Company's Form 8-K dated December 17, 2013, is incorporated herein by reference.
	4-a-10	Form of certificate for the Company's 4.800% Notes due 2043, filed as Exhibit 4.3 to the Company's Form 8-K dated December 17, 2013, is incorporated herein by reference.

*10-a-1	The Company's 2001 Long-Term Incentives Plan, as amended, filed as Exhibit 10-a-9 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
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

*10-b-2	Form of Stock Option Agreement under the Company's Directors Stock Plan, filed as Exhibit 10-b-2 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-b-3	Form of Restricted Stock Agreement under the Company's Directors Stock Plan, filed as Exhibit 10-b-3 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-c-1	Compensation Recovery Policy acknowledgment and agreement filed as Exhibit 10-c-1 to the Company's Form 10-Q for the quarter ended December 31, 2012, is incorporated herein by reference.
*10-d-1	The Company's Incentive Compensation Plan, as amended, filed as Exhibit 10-d-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-f-1	The Company's Deferred Compensation Plan, as amended, filed as Exhibit 10-f-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-f-2	The Company's 2005 Deferred Compensation Plan, as amended and restated, filed as Exhibit 10-f-1 to the Company's Form 10-Q for quarter ended March 31, 2014, is incorporated herein by reference.
*10-g-1	The Company's Non-Qualified Savings Plan, as amended, filed as Exhibit 10-g-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-g-2	The Company's 2005 Non-Qualified Retirement Savings Plan, as amended, filed as Exhibit 10-g-3 to the Company's Form 10-Q for quarter ended December 31, 2010, is incorporated herein by reference.
*10-h-1	The Company's 2005 Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-1 to the Company's Form 10-Q for quarter ended June 30, 2012, is incorporated herein by reference.
*10-h-2	The Company's Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-3 to the Company's Form 10-K for the year ended September 30, 2008, is incorporated herein by reference.
*10-i-1	The Company's Master Trust, as amended, filed as Exhibit 10-i-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
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

*10-p-1
Transition and Consulting Agreement between the Company and Clayton M. Jones dated July 31, 2013 filed as Exhibit 10-p-1 to the Company's Form 10-K for the year ended September 30, 2013, is incorporated herein by reference.

10-p-2
Consulting Agreement between the Company and Gary R. Chadick dated February 6, 2014 filed as Exhibit 10-p-2 to the Company's Form 10-Q for the quarter ended March 31, 2014, is incorporated herein by reference.

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
10-t-1
Agreement and Plan of Merger, dated as of August 10, 2013, by and among Rockwell Collins, Inc., Avatar Merger Sub, Inc., Radio Holdings, Inc. and TC Group IV Managing GP, L.L.C., filed as Exhibit 99.1 to the Company's Form 8-K dated November 12, 2013, is incorporated herein by reference.

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

ROCKWELL COLLINS, INC.
By	/s/ ROBERT J. PERNA
Robert J. Perna Senior Vice President, General Counsel and Secretary

Dated: November 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of November 2014 by the following persons on behalf of the registrant and in the capacities indicated.

	/s/ ROBERT K. ORTBERG	Chief Executive Officer and President, Director (principal executive officer)
Robert K. Ortberg
	ANTHONY J. CARBONE*	Non-Executive Chairman of the Board
	CHRIS A. DAVIS*	Director
	RALPH E. EBERHART*	Director
	JOHN A. EDWARDSON*	Director
	DAVID LILLEY*	Director
	ANDREW J. POLICANO*	Director
	CHERYL L. SHAVERS*	Director
	JEFFREY L. TURNER*	Director

	/s/ PATRICK E. ALLEN	Senior Vice President and Chief Financial Officer (principal financial officer)
Patrick E. Allen
	/s/ TATUM J. BUSE	Vice President, Finance and Controller (principal accounting officer)
Tatum J. Buse
*By	/s/ ROBERT J. PERNA
Robert J. Perna, Attorney-in-fact**

** By authority of the powers of attorney filed herewith.

S-1

SCHEDULE II
ROCKWELL COLLINS, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2014, 2013 and 2012
(in millions)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions	Balance at End of Year
Year ended September 30, 2014:
Valuation allowance on deferred tax assets (1)	11	32	—	—	43
Year ended September 30, 2013:
Valuation allowance on deferred tax assets (2)	19	—	—	(8)	11
Year ended September 30, 2012:
Valuation allowance on deferred tax assets	14	5	—	—	19

(1) Includes allowance against deferred tax assets related to a U.S. capital loss carry forward on the Company's sale of its Datapath business
(2) Includes the release of net operating loss carryover reserves in the United Kingdom

S-2

EXHIBIT INDEX

Exhibit Number	Description
* 10-n-2	Schedule identifying executives of the Company who are party to a Change of Control Agreement

* 10-s-1	Non-Employee Director's Compensation Summary.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Management contract or compensatory plan or arrangement.

S-3