Form 10-Q
period 2014-12-31
ROCKWELL COLLINS INC
filed 2015-01-23
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

132,287,306 shares of the registrant's Common Stock were outstanding on January 19, 2015.

ROCKWELL COLLINS, INC.

i

PART I

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited; in millions, except per share amounts)

	December 31,	September 30,
	2014	2014
ASSETS
Current Assets:
Cash and cash equivalents	$315	$323
Receivables, net	1,044	1,033
Inventories, net	1,779	1,709
Current deferred income taxes	9	9
Business held for sale	17	15
Other current assets	124	115
Total current assets	3,288	3,204

Property	919	919
Goodwill	1,856	1,863
Intangible Assets	685	688
Long-term Deferred Income Taxes	92	101
Other Assets	300	288
TOTAL ASSETS	$7,140	$7,063
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$831	$504
Accounts payable	461	535
Compensation and benefits	195	256
Advance payments from customers	368	359
Accrued customer incentives	201	202
Product warranty costs	103	104
Liabilities associated with business held for sale	12	16
Other current liabilities	192	222
Total current liabilities	2,363	2,198

Long-term Debt, Net	1,670	1,663
Retirement Benefits	1,012	1,096
Other Liabilities	225	217

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,486	1,489
Retained earnings	4,732	4,605
Accumulated other comprehensive loss	(1,373)	(1,366)
Common stock in treasury, at cost (shares held: December 31, 2014, 51.3; September 30, 2014, 49.8)	(2,983)	(2,846)
Total shareowners’ equity	1,864	1,884
Noncontrolling interest	6	5
Total equity	1,870	1,889
TOTAL LIABILITIES AND EQUITY	$7,140	$7,063

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31
	2014	2013
Sales:
Product sales	$1,035	$990
Service sales	191	64
Total sales	1,226	1,054

Costs, expenses and other:
Product cost of sales	718	693
Service cost of sales	139	44
Selling, general and administrative expenses	137	134
Interest expense	15	12
Other income, net	(1)	(13)
Total costs, expenses and other	1,008	870

Income from continuing operations before income taxes	218	184
Income tax expense	49	50
Income from continuing operations	169	134

(Loss) from discontinued operations, net of taxes	(2)	(3)

Net income	$167	$131

Earnings (loss) per share:
Basic
Continuing operations	$1.28	$0.99
Discontinued operations	(0.02)	(0.02)
Basic earnings per share	$1.26	$0.97

Diluted
Continuing operations	$1.26	$0.98
Discontinued operations	(0.02)	(0.02)
Diluted earnings per share	$1.24	$0.96

Weighted average common shares:
Basic	133.0	135.2
Diluted	134.5	136.7

Cash dividends per share	$0.30	$0.30

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended December 31
	2014	2013
Net income	$167	$131
Unrealized foreign currency translation adjustments	(14)	1
Pension and other retirement benefits adjustments (net of taxes for the three months ended December 31, 2014 and 2013 of $7 and $5, respectively)	11	9
Foreign currency cash flow hedge adjustment (net of taxes for the three months ended December 31, 2014 and 2013 of $(2) and $(1), respectively)	(4)	2
Comprehensive income	$160	$143

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended December 31
	2014	2013
Operating Activities:
Net income	$167	$131
Income (loss) from discontinued operations, net of tax	(2)	(3)
Income from continuing operations	169	134
Adjustments to arrive at cash provided by operating activities:
Gain on sale of business	—	(10)
Depreciation	38	32
Amortization of intangible assets and pre-production engineering costs	24	12
Stock-based compensation expense	5	5
Compensation and benefits paid in common stock	11	12
Excess tax benefit from stock-based compensation	(7)	(2)
Deferred income taxes	13	8
Pension plan contributions	(58)	(57)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments
Receivables	(15)	86
Production inventory	(52)	(48)
Pre-production engineering costs	(43)	(49)
Accounts payable	(51)	(42)
Compensation and benefits	(59)	(108)
Advance payments from customers	13	5
Accrued customer incentives	(1)	1
Product warranty costs	—	(5)
Income taxes	8	(6)
Other assets and liabilities	(55)	8
Cash (Used for) Operating Activities from Continuing Operations	(60)	(24)
Investing Activities:
Property additions	(62)	(38)
Acquisition of businesses, net of cash acquired	—	(1,420)
Proceeds from business divestitures	—	24
Other investing activities	(14)	—
Cash (Used for) Investing Activities from Continuing Operations	(76)	(1,434)
Financing Activities:
Purchases of treasury stock	(173)	(22)
Cash dividends	(40)	(41)
Repayment of short-term borrowings	—	(200)
Increase in short-term commercial paper borrowings, net	327	682
Increase in long-term borrowings	—	1,089
Proceeds from the exercise of stock options	17	7
Excess tax benefit from stock-based compensation	7	2
Cash Provided by Financing Activities from Continuing Operations	138	1,517
(Continued on next page)

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
(unaudited)
(in millions)

	Three Months Ended December 31
	2014	2013
Effect of exchange rate changes on cash and cash equivalents	(9)	3
Cash (Used for) Discontinued Operations:
Operating activities	(1)	(14)
Cash (used for) discontinued operations	(1)	(14)
Net Change in Cash and Cash Equivalents	(8)	48
Cash and Cash Equivalents at Beginning of Period	323	391
Cash and Cash Equivalents at End of Period	$315	$439

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

The Company operates on a 52/53 week fiscal year with quarters ending on the Friday closest to the last day of the calendar quarter. For ease of presentation, December 31 and September 30 are utilized consistently throughout these financial statements and notes to represent the period end dates.

The Company has one consolidated subsidiary with income attributable to noncontrolling interest. The net income and comprehensive income attributable to the noncontrolling interest is insignificant.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2014.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

During the first quarter of 2014, the Company acquired ARINC Incorporated (ARINC). As a result of the acquisition, the Company’s service sales are greater than ten percent of total sales. Accordingly, service and product sales and service and product cost of sales are presented separately and prior period results were reclassified to conform to the current year presentation. This change did not impact previously reported total revenues, total cost of sales, or net income, nor did it have any effect on the Company’s financial position or cash flows for any prior periods.

As discussed in Note 4, Discontinued Operations and Divestitures, on July 25, 2014 the Company divested its satellite communication systems business, formerly known as Datapath, Inc. (Datapath), with operations in Duluth, Georgia and Stockholm, Sweden. As a result, this business has been accounted for as discontinued operations for all periods presented. The Company also intends to divest ARINC's Aerospace Systems Engineering and Support (ASES) business, which provides military aircraft integration and modifications, maintenance, and logistics and support, in order to align with the Company's long-term primary business strategies. During the fourth quarter of 2014, the Company entered into an agreement to divest this business. Subsequently, during the quarter ended December 31, 2014, the parties mutually agreed to terminate the agreement and ASES remains classified as held-for-sale. The operating results of ASES are included in discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented.

2.	Recently Issued Accounting Standards

In April 2014 the Financial Accounting Standards Board (FASB) issued guidance that modifies the criteria used to qualify divestitures for classification as discontinued operations and expands disclosures related to disposals of significant components. The amendment will become effective for the company in fiscal 2016 with early adoption permitted; the Company does not currently expect to early adopt the amended guidance. The amended guidance is expected to decrease the likelihood that future disposals will qualify for discontinued operations treatment, meaning that the results of operations of some future disposals may be reported in continuing operations.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In May 2014 the FASB issued a comprehensive new revenue recognition standard that effectively replaces all current guidance on the topic and expands disclosures regarding revenue. The guidance permits the use of either a retrospective or cumulative effect transition method. The new standard is effective for the Company in fiscal 2018 and early adoption is not permitted. The Company is currently evaluating the transition methods allowed under the new standard and the effect the standard will have on our consolidated financial statements and related disclosures. Given the new standard's impact on business processes, systems and internal controls, analysis of the new guidance will likely extend over several future periods.

3.Acquisitions

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

The ARINC purchase price was $1,405 million, net of cash acquired and net of $10 million in cash received by the Company in June 2014 from the settlement of various post-closing matters, including adjustments for changes in working capital. As discussed in Note 10, the Company used proceeds from the issuance of long-term debt and commercial paper to finance the cash purchase price. The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date.

(in millions)	December 23, 2013
Restricted Cash(1)	$61
Receivables and Other current assets	216
Building held for sale(2)	81
Business held for sale(3)	15
Property	49
Intangible Assets	431
Other Assets	11
Total Identifiable Assets Acquired	864
Payable to ARINC option holders(1)	(61)
Current Liabilities	(171)
Liability related to building held for sale(2)	(81)
Liabilities associated with business held for sale(3)	(12)
Long-term deferred income taxes	(182)
Retirement Benefits and Other Long-term Liabilities	(39)
Total Liabilities Assumed	(546)
Net Identifiable Assets Acquired, excluding Goodwill	318
Goodwill	1,087
Net Assets Acquired	$1,405

(1) Option-holders of ARINC were due approximately $61 million at the transaction closing date. This payment did not clear until December 24, 2013. Therefore the opening balance sheet, which was prepared as of December 23, 2013, includes restricted cash of $61 million and a current liability payable to the ARINC option holders for an equal amount.
(2) On March 28, 2014, the Company sold the building which was classified as held for sale at the acquisition date. For more information related to the Building held for sale, see discussion below.
(3) Assets and liabilities associated with the Business held for sale relate to ASES, which the Company intends to divest, as detailed in Note 4.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The final determination of the fair value of certain assets and liabilities was completed during the first quarter of 2015, within the one year measurement period as allowed by FASB Accounting Standards Codification Topic 805, Business Combinations (ASC 805). As of December 31, 2014, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed were complete.

The purchase price allocation resulted in the recognition of $1,087 million of goodwill, none of which is expected to be deductible for tax purposes. All of the goodwill is included in the Company’s Information Management Services segment. The goodwill is primarily a result of revenue synergy opportunities generated by the combination of the Company’s aviation electronics and flight services business with ARINC’s network communication solutions and cost synergies resulting from the consolidation of certain corporate and administrative functions. Goodwill also results from the workforce acquired with the business. See Note 22 for additional information relating to the Information Management Services segment.
ARINC’s results of operations have been included in the Company's operating results for the period subsequent to the completion of the acquisition on December 23, 2013. For the three months ending December 31, 2014 and 2013, ARINC contributed sales of $137 million and $6 million, respectively and net income of $12 million and $1 million, respectively.

Building Held For Sale and Liability Related to Building Held for Sale
In connection with the acquisition of ARINC, the Company classified $81 million of acquired real estate assets as Building held for sale at the acquisition date, as well as an $81 million liability related to the Building held for sale at the acquisition date. The assets and related liability were recorded at their estimated fair value.
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
The Building held for sale was comprised of the land and buildings of the ARINC corporate headquarters located in Annapolis, Maryland. The related liability represented future rental payment obligations under the leaseback agreement. As of the acquisition date, the real estate assets were being marketed for sale. In March 2014, the assets were sold to an unrelated third party. The net proceeds from the sale of $81 million were remitted directly to the ARINC pension plan, and have been included as a benefit to the funded status of that plan. The sale had no impact on the Company's Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Cash Flows.

Concurrent with the sale of the real estate assets, the Company entered into revised lease agreements with the new owner of the Annapolis, Maryland facilities, extending the lease term for a portion of the facility through March 31, 2029. A portion of the leased assets have been classified as a capital lease resulting in the establishment of capital lease assets and offsetting capital lease obligation on the Company's Condensed Consolidated Statement of Financial Position.

Supplemental Pro-Forma Data
The following unaudited supplemental pro-forma data presents consolidated pro-forma information as if the acquisition and related financing had been completed as of the beginning of the prior year, or on October 1, 2013.

The unaudited supplemental pro-forma financial information does not reflect the potential realization of revenue synergies or cost savings, nor does it reflect other costs relating to the integration of the two companies. This pro-forma data should not be considered indicative of the results that would have actually occurred if the acquisition and related financing been consummated on October 1, 2013, nor are they indicative of future results.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The unaudited supplemental pro-forma financial information was calculated by combining the Company's results with the stand-alone results of ARINC for the pre-acquisition period, which were adjusted to account for certain transactions and other costs that would have been incurred during this pre-acquisition period.

	Three Months Ended December 31
(in millions, except per share amounts)	2014	2013
Pro-forma sales	$1,226	$1,160
Pro-forma net income attributable to common shareowners from continuing operations	$169	$139
Pro-forma basic earnings per share from continuing operations	$1.28	$1.03
Pro-forma diluted earnings per share from continuing operations	$1.26	$1.02

The unaudited supplemental pro-forma data above exclude the results of ASES, which the Company intends to divest, as detailed in Note 4. The following significant adjustments were made to account for certain transactions and costs that would have occurred if the acquisition had been completed on October 1, 2013. These adjustments are net of any applicable tax impact and were included to arrive at the pro-forma results above. As the acquisition of ARINC was completed on December 23, 2013, the pro forma adjustments for the three months ended December 31, 2013 in the table below include only the required adjustments through December 23, 2013.

	Three Months Ended December 31
(in millions)	2014	2013
Increases / (decreases) to pro-forma net income:
Net reduction to depreciation resulting from fixed asset purchase accounting adjustments(1)	$—	$2
Advisory, legal and accounting service fees(2)	—	20
Amortization of acquired ARINC intangible assets, net(3)	—	(4)
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

On July 25, 2014, the Company sold its satellite communication systems business formerly known as Datapath, Inc. (Datapath). The sales price, which is subject to post-closing adjustments for changes in working capital and other items, was $10 million. The Company recognized a pre-tax loss of $12 million ($2 million after-tax) related to the divestiture of the Datapath business. The high effective tax rate is primarily attributable to differences in the treatment of goodwill for income tax and financial reporting purposes. The operating results of Datapath, including the loss realized on the disposition, have been included in discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. The Datapath business was formerly included in the Government Systems segment. The divestiture of this business is part of our strategy to reshape the Government Systems segment to align with the changing dynamics of the defense environment and focus on opportunities in addressed markets for the Company's core products and solutions.
The Company also intends to divest ARINC's ASES business, which provides military aircraft integration and modifications, maintenance, and logistics and support, in order to align with the Company's long-term primary business strategies. During the fourth quarter of 2014, the Company entered into an agreement to divest this business. Subsequently, during the quarter ended December 31, 2014, the parties mutually agreed to terminate the agreement and ASES remains classified as held-for-sale. The operating results of ASES are included in discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of December 31, 2014, the Company has classified $17 million of assets related to ASES as a business held-for-sale within current assets and $12 million of liabilities related to ASES as a business held-for-sale within current liabilities on the Condensed Consolidated Statement of Financial Position. The held-for-sale assets are primarily comprised of Receivables, and the held-for-sale liabilities are primarily comprised of Accounts payable and Other current liabilities.

Results of discontinued operations are as follows:

	Three Months Ended December 31
(in millions)	2014	2013
Sales	$8	$17
(Loss) from discontinued operations before income taxes	(3)	(4)
Income tax benefit from discontinued operations	1	1

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

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	December 31, 2014	September 30, 2014
Billed	$764	$758
Unbilled	456	485
Less progress payments	(164)	(198)
Total	1,056	1,045
Less allowance for doubtful accounts	(12)	(12)
Receivables, net	$1,044	$1,033

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included within Other Assets. Receivables, net due from equity affiliates were $68 million and $76 million at December 31, 2014 and September 30, 2014, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	December 31, 2014	September 30, 2014
Finished goods	$232	$218
Work in process	273	262
Raw materials, parts and supplies	375	361
Less progress payments	(8)	(8)
Total	872	833
Pre-production engineering costs	907	876
Inventories, net	$1,779	$1,709

The Company defers certain pre-production engineering costs during the development phase of a program in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. These costs are deferred to the extent of the contractual guarantees and are amortized over their estimated useful lives using a units-of-delivery method, up to 15 years. This amortization expense is included as a component of cost of sales. Amortization is based on the Company's expectation of delivery rates on a program-by-program basis and begins when the Company starts recognizing revenue as the Company delivers equipment for the program. The estimated useful life is limited to the amount of time the Company is virtually assured to earn revenues under long-term supply arrangements with the Company's customers. Pre-production engineering costs incurred pursuant to supply arrangements that do not contain contractual guarantees for reimbursement are expensed as incurred.

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter
Anticipated amortization expense for pre-production engineering costs	$48	$77	$93	$104	$104	$493

Amortization expense for pre-production engineering costs for the three months ended December 31, 2014 and 2013 was $12 million and $6 million, respectively. As of December 31, 2014, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 11 years.

7.	Property

Property is summarized as follows:

(in millions)	December 31, 2014	September 30, 2014
Land	$15	$15
Buildings and improvements	409	406
Machinery and equipment	1,150	1,135
Information systems software and hardware	369	369
Furniture and fixtures	65	65
Capital leases	60	60
Construction in progress	145	142
Total	2,213	2,192
Less accumulated depreciation	(1,294)	(1,273)
Property	$919	$919

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A portion of the Company's operations are conducted in leased real estate facilities, including both operating and, to a lesser extent, capital leases. Accumulated depreciation relating to assets under capital lease totaled $3 million and $2 million as of December 31, 2014 and September 30, 2014, respectively. Amortization of assets under capital lease is recorded as depreciation expense. As of December 31, 2014, remaining minimum lease payments for property under capital leases total $86 million, including $28 million of interest.

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Information Management Services	Total
Balance at September 30, 2014	508	262	1,093	1,863
ARINC acquisition adjustment	—	—	(3)	(3)
Foreign currency translation adjustments and other	(4)	—	—	(4)
Balance at December 31, 2014	$504	$262	$1,090	$1,856

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication goodwill or indefinite-lived intangibles are more-likely-than-not impaired, commonly referred to as triggering events. There have been no such triggering events during any of the periods presented.

Intangible assets are summarized as follows:

	December 31, 2014			September 30, 2014
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$322	$(183)	$139	$322	$(178)	$144
Backlog	5	(1)	4	5	(1)	4
Customer relationships:
Acquired	336	(71)	265	336	(67)	269
Up-front sales incentives	275	(50)	225	266	(47)	219
License agreements	13	(9)	4	13	(9)	4
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	47	—	47	47	—	47
Intangible assets	$1,013	$(328)	$685	$1,004	$(316)	$688

As a result of the ARINC acquisition, the Company has allocated $384 million to finite-lived intangible assets with a weighted average life of approximately 15 years and $47 million to indefinite-lived intangible assets.
Rockwell Collins provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer relationship intangible asset and are amortized using a units-of-delivery method over the period the Company has received a contractually enforceable right related to the incentives, up to 15 years. Amortization is based on the Company's expectation of delivery rates on a program-by-program basis. Amortization begins when the Company starts recognizing revenue as the Company delivers equipment for the program.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of December 31, 2014, the weighted average amortization period remaining for up-front sales incentives was approximately 11 years.
Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter
Anticipated amortization expense for up-front sales incentives	$12	$18	$18	$20	$22	$138
Anticipated amortization expense for intangibles acquired in ARINC acquisition	26	26	26	26	25	234
Anticipated amortization expense for all other intangible assets	13	12	11	6	4	13
Total	$51	$56	$55	$52	$51	$385

Amortization expense for intangible assets for the three months ended December 31, 2014 and 2013 was $12 million and $6 million respectively.

The Company reviews Intangible assets for impairment at least annually, or whenever potential indicators of impairment exist.

9.	Other Assets

Other assets are summarized as follows:

(in millions)	December 31, 2014	September 30, 2014
Long-term receivables	$84	$84
Investments in equity affiliates	8	8
Exchange and rental assets (net of accumulated depreciation of $95 at December 31, 2014 and $94 at September 30, 2014)	62	61
Other	146	135
Other assets	$300	$288

Investments in Equity Affiliates
Investments in equity affiliates primarily consist of seven joint ventures, which are accounted for under the equity method. Under the equity method of accounting for investments, the Company's proportionate share of earnings or losses of its equity affiliates are included in Net income and classified as Other income, net in the Condensed Consolidated Statement of Operations.

All of the Company's joint ventures are 50 percent owned. For segment performance reporting purposes, Rockwell Collins’ share of earnings or losses of Rockwell Collins Elbit Systems of America (ESA), Data Link Solutions (DLS), Integrated Guidance Systems (IGS) and Quest Flight Training Limited are included in the operating results of the Government Systems segment. The results of Rockwell Collins CETC Avionics Co., Ltd (RCCAC) and AVIC Leihua Rockwell Collins Avionics Company (ALRAC) are included in the operating results of the Commercial Systems segment, and ADARI Aviation Technology Limited (ADARI) is included in the operating results of the Information Management Services segment.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $39 million and $38 million for the three months ended December 31, 2014 and 2013,

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

respectively. The deferred portion of profit generated from sales to equity affiliates was $1 million at December 31, 2014 and $1 million at September 30, 2014.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $2 million and $2 million for the three months ended December 31, 2014 and 2013, respectively.

10.	Debt

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. The commercial paper program is supported by the Company's $1 billion five-year revolving credit facility. At December 31, 2014, short-term commercial paper borrowings outstanding were $831 million with a weighted-average interest rate and maturity period of 0.42 percent and 22 days, respectively. At September 30, 2014, short term commercial paper borrowings outstanding were $504 million with a weighted-average interest rate and maturity period of 0.32 percent and 29 days, respectively.

Revolving Credit Facilities
On September 24, 2013, the Company entered into new credit agreements to ensure adequate commercial paper borrowing capacity in anticipation of the Company's then pending ARINC acquisition and to meet other short-term cash requirements. The Company closed on these new revolving credit facilities on December 23, 2013, concurrent with the ARINC acquisition closing date. These new credit facilities consist of a five-year $1 billion credit facility that expires in December 2018 and a 364-day $200 million credit facility that expired in December 2014 and was not renewed. These agreements replaced the prior $850 million revolving credit facility that was terminated concurrently upon the closing of the new agreements.

The credit facilities include one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans. The ratio was 44 percent as of December 31, 2014. The credit facilities also contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under these credit facilities bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At December 31, 2014 and September 30, 2014 there were no outstanding borrowings under these revolving credit facilities.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $41 million as of December 31, 2014, of which $12 million was utilized to support commitments in the form of commercial letters of credit. At
December 31, 2014 and September 30, 2014, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At December 31, 2014 and September 30, 2014, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

December 2013 Long-term Debt Issuances
On December 16, 2013, the Company issued $300 million of floating rate unsecured debt due December 15, 2016 (the 2016 Notes). The 2016 Notes bear annual interest at a rate equal to three-month LIBOR plus 0.35 percent. As of December 31, 2014 the quarterly interest rate was 0.59 percent. The rate resets quarterly. The net proceeds to the Company from the 2016 Notes, after deducting $1 million of debt issuance costs, were $299 million.

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

The 2043, 2023, 2021, 2019 and 2016 Notes are included in the Condensed Consolidated Statement of Financial Position net of any unamortized discount within the caption Long-term Debt, Net. The debt issuance costs are capitalized within Other Assets on the Condensed Consolidated Statement of Financial Position. The debt issuance costs and any discounts are amortized over the life of the debt and are recorded in Interest expense.

The 2043, 2023, 2021, 2019 and 2016 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at December 31, 2014 and September 30, 2014.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-term debt is summarized as follows:

(in millions)	December 31, 2014	September 30, 2014
Principal amount of 2043 Notes, net of discount	$398	$398
Principal amount of 2023 Notes, net of discount	399	399
Principal amount of 2021 Notes, net of discount	250	249
Principal amount of 2019 Notes, net of discount	299	299
Principal amount of 2016 Notes	300	300
Fair value swap adjustment (Notes 16 and 17)	24	18
Long-term debt, net	$1,670	$1,663

Interest paid on debt for the three months ended December 31, 2014 and 2013 was $20 million and $8 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

Pension Benefits

The components of expense (income) for Pension Benefits for the three months ended December 31, 2014 and 2013 are as follows:

	Three Months Ended
	December 31
(in millions)	2014	2013
Service cost	$3	$2
Interest cost	39	40
Expected return on plan assets	(60)	(53)
Amortization:
Prior service credit	(1)	(3)
Net actuarial loss	18	17
Net benefit expense (income)	$(1)	$3

Other Retirement Benefits

The components of expense for Other Retirement Benefits for the three months ended December 31, 2014 and 2013 are as follows:

	Three Months Ended
	December 31
(in millions)	2014	2013
Interest cost	$1	$2
Amortization:
Prior service credit	(1)	(2)
Net actuarial loss	2	2
Net benefit expense	$2	$2

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2014, the Company voluntarily contributed $55 million to its U.S. qualified pension plan. There was no minimum statutory funding requirement for 2015 and the Company does not currently expect to make any additional discretionary contributions during 2015 to this plan. Furthermore, the Company is not required to make, and does not intend to make, any contributions to the ARINC pension plans during 2015. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates, and actuarial assumptions. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $14 million in 2015.

ARINC Pension Plan and Other Retirement Benefits
ARINC sponsors two primary pension sub-plans: one for union employees and one for non-union employees. ARINC also provides postretirement health coverage for many of its current and former employees and postretirement life insurance benefits for certain retirees. The ARINC pension and postretirement benefit obligations are included within Retirement Benefits as liabilities on the Company's Condensed Consolidated Statement of Financial Position as of December 31, 2014.

12.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended December 31
(in millions)	2014	2013
Stock-based compensation expense included in:
Product cost of sales	$2	$2
Selling, general and administrative expenses	3	3
Total	$5	$5
Income tax benefit	$2	$2

The Company issued awards of equity instruments under the Company's various incentive plans for the three months ended December 31, 2014 and 2013 as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Three months ended December 31, 2014	555.6	$19.60	129.7	$82.63	52.8	$83.60
Three months ended December 31, 2013	530.5	18.42	137.3	70.97	58.4	70.90

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2015 based on the achievement of performance targets for fiscal years 2015 through 2017 is approximately 311,000.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2015 Grants	2014 Grants
Risk-free interest rate	0.6% - 2.5%	0.3% - 3.0%
Expected dividend yield	1.6%	1.9%
Expected volatility	24.0%	28.0%
Expected life	7 years	7 years

Employee Benefits Paid in Company Stock
During the three months ended December 31, 2014 and 2013, 0.1 million and 0.2 million shares, respectively, of the Company's common stock were issued to employees under the Company's employee stock purchase and defined contribution savings plans at a value of $11 million and $12 million for the respective periods.

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	December 31
(in millions, except per share amounts)	2014	2013
Numerator for basic and diluted earnings per share:
Income from continuing operations	$169	$134
Income (loss) from discontinued operations, net of taxes	(2)	(3)
Net income	$167	$131
Denominator:
Denominator for basic earnings per share – weighted average common shares	133.0	135.2
Effect of dilutive securities:
Stock options	1.1	1.1
Performance shares, restricted stock and restricted stock units	0.4	0.4
Dilutive potential common shares	1.5	1.5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	134.5	136.7
Earnings (loss) per share:
Basic
Continuing operations	$1.28	$0.99
Discontinued operations	(0.02)	(0.02)
Basic earnings per share	$1.26	$0.97
Diluted
Continuing operations	$1.26	$0.98
Discontinued operations	(0.02)	(0.02)
Diluted earnings per share	$1.24	$0.96

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.6 million, and 0.9 million for the three months ended December 31, 2014 and 2013, respectively.

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's per share amount may not equal the total per share amount for the full year.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.	Other Comprehensive Loss

Changes in accumulated other comprehensive loss (AOCL), net of tax, by component for the three months ended December 31, 2014 are as follows:

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges	Total
Balance at September 30, 2014	$(15)	$(1,348)	$(3)	$(1,366)
Other comprehensive loss before reclassifications	(14)	—	(5)	(19)
Amounts reclassified from accumulated other comprehensive loss	—	11	1	12
Net current period other comprehensive income/(loss)	(14)	11	(4)	(7)
Balance at December 31, 2014	$(29)	$(1,337)	$(7)	$(1,373)

(1) Reclassifications from AOCL to net income, related to the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans, were $18 million ($11 million net of tax), for the quarter ended December 31, 2014. The reclassifications are included in the computation of net benefit expense. See Note 11, Retirement Benefits for additional details.

14.	Other Income, Net

Other income, net consists of the following for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31
(in millions)	2014	2013
Earnings from equity affiliates	$—	$3
Gain from business divestiture	—	10
Other	1	—
Other income, net	$1	$13

15.	Income Taxes

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

During the three months ended December 31, 2014 and 2013, the effective income tax rate from continuing operations was 22.5 percent and 27.2 percent, respectively. The lower current year effective income tax rate from continuing operations was primarily due to the retroactive extension of the Federal R&D Tax Credit which had previously expired on December 31, 2013, partially offset by the absence of the recognition of a tax benefit related to prior years' Extraterritorial Income Exclusion deductions. On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2014 through December 31, 2014.

The Company's U.S. Federal income tax returns for the tax year ended September 30, 2011 and prior years have been audited by the IRS and are closed to further adjustments by the IRS. The IRS is currently auditing the Company's tax

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company had net income tax payments of $23 million and $49 million during the three months ended December 31, 2014 and 2013, respectively.

The Company has gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $55 million and $48 million as of December 31, 2014 and September 30, 2014, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $31 million and $25 million as of December 31, 2014 and September 30, 2014, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $1 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $2 million and $1 million as of December 31, 2014 and September 30, 2014, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations was $0 million for each of the three months ended December 31, 2014 and 2013, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and September 30, 2014 are as follows:

		December 31, 2014	September 30, 2014
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$53	$50
Interest rate swap assets	Level 2	24	18
Foreign currency forward exchange contract assets	Level 2	6	6
Foreign currency forward exchange contract liabilities	Level 2	(13)	(9)

There were no transfers between Levels of the fair value hierarchy during the three months ended December 31, 2014 or 2013.

The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	December 31, 2014		September 30, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$315	$315	$323	$323
Short-term debt	(831)	(831)	(504)	(504)
Long-term debt	(1,646)	(1,788)	(1,645)	(1,747)

The fair value of cash and cash equivalents and short-term debt approximates their carrying value due to the short-term nature of the instruments. These items are within Level 1 of the fair value hierarchy. Fair value information for all long-term debt is within Level 2 of the fair value hierarchy. The fair value of these financial instruments was based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities and degree of risk. The carrying amount and fair value of short-term and long-term debt excludes the interest rate swaps fair value adjustment. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

17.	Derivative Financial Instruments

Interest Rate Swaps
The Company manages its exposure to interest rate risk by maintaining a mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In March, 2014 the Company entered into three interest rate swap contracts (the 2023 Swaps) which expire on December 15, 2023 and effectively converted $200 million of the 2023 Notes to floating rate debt based on one-month LIBOR plus 0.94 percent.

In January 2010, the Company entered into two interest rate swap contracts (the 2019 Swaps) which expire on July 15, 2019 and effectively converted $150 million of the 2019 Notes to floating rate debt based on six-month LIBOR plus 1.235 percent.

The Company designated the 2019 and 2023 Swaps (the Swaps) as fair value hedges. The 2019 and 2023 Swaps are recorded within Other Assets at a fair value of $24 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $24 million at December 31, 2014. At September 30, 2014, the Swaps were recorded within Other Assets at a fair value of $18 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $18 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Forward Starting Interest Rate Swaps
In September 2013, the Company entered into forward starting interest rate swap agreements with combined notional values of $200 million to effectively lock in fixed interest rates on a portion of the long-term debt it incurred in December 2013 to refinance maturing debt and to fund the acquisition of ARINC. In October 2013, the Company entered into an additional $300 million notional value of forward starting interest rate swap agreements. These forward starting interest rate swaps were designated as cash flow hedges and were executed to hedge the risk of potentially higher benchmark U.S. Treasury bond yields on long-term debt with maturities ranging from 2023 to 2043 and fixed interest rates ranging between 2.8150 percent and 3.8775 percent. The forward starting interest rate swaps were terminated in December 2013 concurrent with the Company's debt issuance. Upon termination, the forward starting swaps were valued at a net loss of $2 million. This net loss has been deferred within Accumulated other comprehensive losses in the Condensed Consolidated Statement of Financial Position and will be amortized into interest expense over the life of the corresponding debt.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of December 31, 2014 and September 30, 2014, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $329 million and $575 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of December 31, 2014 and September 30, 2014 are as follows:

		Asset Derivatives
(in millions)	Classification	December 31, 2014	September 30, 2014
Foreign currency forward exchange contracts	Other current assets	$6	$6
Interest rate swaps	Other assets	24	18
Total		$30	$24

		Liability Derivatives
(in millions)	Classification	December 31, 2014	September 30, 2014
Foreign currency forward exchange contracts	Other current liabilities	$13	$9

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of December 31, 2014 there were undesignated foreign currency forward exchange contracts classified within other current assets of $0 million and other current liabilities of $1 million.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended December 31, 2014 and 2013 is as follows:

		Amount of Gain (Loss)
		Three Months Ended
		December 31
(in millions)	Location of Gain (Loss)	2014	2013
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Interest rate swaps	Interest expense	$3	$2
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	(7)	(3)
Amount of (loss) reclassified from AOCL into income	Cost of sales	(1)	(1)
Forward starting interest rate swaps:
Amount of gain recognized in AOCL (effective portion, before deferred tax impact)	AOCL	—	3
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	(2)	—

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three months ended December 31, 2014. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three months ended December 31, 2014.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of December 31, 2014. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

Cash flow hedges are de-designated once the underlying transaction is recorded on the balance sheet, or approximately 60 days from the maturity date of the hedge. The Company expects to reclassify approximately $6 million of net losses into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at December 31, 2014 was 67 months.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Three Months Ended
	December 31
(in millions)	2014	2013
Balance at beginning of year	$104	$121
Warranty costs incurred	(11)	(11)
Product warranty accrual	11	12
Changes in estimates for prior years	—	(6)
Foreign currency translation adjustments and other	(1)	—
Balance at December 31	$103	$116

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of December 31, 2014, the outstanding loan balance was approximately $3 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of December 31, 2014, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at December 31, 2014 were $280 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of December 31, 2014, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of December 31, 2014, which represents management’s best estimate of the probable future cost for this site.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

21.	Restructuring, Pension Settlement and Asset Impairment Charges, Net

In September 2014, the Company recorded pension settlement and restructuring charges totaling $9 million. This amount was comprised of (i) $5 million for pension settlement charges (included within Selling, general, and administrative expense) and (ii) $4 million for employee severance costs related to the consolidation and closure of two service centers as part of a plan to optimize the efficiency of the Company's global service center footprint. These severance costs were included within cost of sales. Through December 31, 2014, the Company has made cash payments of $7 million associated with these actions. As of December 31, 2014, approximately $2 million of employee severance costs remain to be paid in future periods.

During the year ended September 30, 2012, the Company recorded restructuring and asset impairment charges, net totaling $58 million. Included in this charge was $35 million related to employee severance costs, primarily resulting from decisions to realign the Company's European organizational structure to better position the business for long-term growth and to adjust the size of the workforce in anticipation of the sequestration impacts on the U.S. defense budgets. Through December 31, 2014, the Company has made cash severance payments of approximately $31 million related to the 2012 restructuring action. As of December 31, 2014, $4 million of employee separation costs related to the 2012 action remains to be paid in future periods.

22.	Business Segment Information

The sales and earnings of continuing operations of the Company's operating segments are summarized as follows:

	Three Months Ended December 31
(in millions)	2014	2013
Sales:
Commercial Systems	$568	$521
Government Systems	509	515
Information Management Services	149	18
Total sales	$1,226	$1,054

Segment operating earnings:
Commercial Systems	125	111
Government Systems	106	105
Information Management Services	21	2
Total segment operating earnings	252	218

Interest expense(1)	(15)	(12)
Stock-based compensation	(5)	(5)
General corporate, net	(14)	(15)
Gain on divestiture of business	—	10
ARINC transaction costs(1)	—	(12)
Income from continuing operations before income taxes	218	184
Income tax expense	(49)	(50)
Income from continuing operations	$169	$134

(1) During the three months ended December 31, 2014, and December 31, 2013, the Company incurred $0 million and $3 million, respectively, of bridge credit facility fees related to the acquisition of ARINC. These costs are included in interest expense; therefore total transaction costs related to the acquisition of ARINC during these periods were $0 million and $15 million, respectively.

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

The following table summarizes sales by category for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31
(in millions)	2014	2013
Commercial Systems sales categories:
Air transport aviation electronics	$338	$304
Business and regional aviation electronics	230	217
Commercial Systems sales	568	521

Government Systems sales categories:
Avionics	320	317
Communication products	92	101
Surface solutions	56	58
Navigation products	41	39
Government Systems sales	509	515

Information Management Services sales	149	18

Total sales	$1,226	$1,054

The air transport and business and regional aviation electronics sales categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three months ended December 31, 2014 and 2013, sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $16 million and $19 million, respectively.

Sales categories for Government Systems are delineated based upon differences in the underlying product and service technologies and markets served. Prior period results of the Communication products category in Government Systems have been revised to exclude the divested Datapath business, which is now reported as a discontinued operation, as discussed in Note 4, Discontinued Operations and Divestitures.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND OUTLOOK

We have a diversified and balanced business, serving both commercial and government markets. Our Commercial Systems business supplies aviation electronics systems, products and services to customers located throughout the world. The Commercial Systems customer base is comprised of OEMs of commercial air transport, business and regional aircraft, commercial airlines and business aircraft operators. Our Government Systems business provides avionics, communication products, surface solutions and navigation products to the U.S. Department of Defense, state and local governments, other government agencies, civil agencies, defense contractors and foreign ministries of defense around the world. These systems, products and services support airborne (fixed and rotary wing), ground and shipboard applications.

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

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted, which retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2014 through December 31, 2014. This favorable tax credit had previously expired on December 31, 2013. As a result of this legislation, we now expect our effective income tax rate for 2015 to be in the range of 28 to 29 percent (from about 31 percent). We expect the retroactive extension of the Federal R&D Tax Credit will benefit our full fiscal year 2015 earnings per share guidance range by 20 cents.

During the first quarter of 2015, total revenues increased 16 percent, driven by the ARINC acquisition and a 9 percent increase in Commercial Systems revenues. Diluted earnings per share from continuing operations increased 29 percent to $1.26, due to the benefit from higher earnings in Commercial Systems and Government Systems, the ARINC acquisition and the retroactive benefit of the Federal R&D Tax Credit.

The following table is a summary of our company's updated fiscal year 2015 guidance for continuing operations.

•	total sales in the range of $5.2 billion to $5.3 billion

•	diluted earnings per share in the range of $5.10 to $5.30 (updated from $4.90 to $5.10)

•	cash provided by operating activities in the range of $700 million to $800 million (updated from $675 million to $775 million)

•	capital expenditures of about $200 million

•	total research and development investment of about $1 billion (updated from about $950 million) (1)

(1) Total research and development (R&D) investment is comprised of company and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for the three months ended December 31, 2014 and 2013 and should be read in conjunction with our condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, the results of Datapath and ASES have been accounted for as discontinued operations for all periods presented. Unless otherwise noted, disclosures pertain to our continuing operations.

Three Months Ended December 31, 2014 and 2013

Sales

	Three Months Ended December 31
(in millions)	2014	2013
Total Sales	$1,226	$1,054
Percent increase	16%

Total sales increased $172 million, or 16 percent for the quarter ended December 31, 2014, as compared to the quarter ended December 31, 2013. ARINC, which was acquired on December 23, 2013, contributed $131 million, or 12 percent, to the overall revenue growth. Commercial Systems sales increased by $47 million and Government Systems sales decreased by $6 million. Refer to the Commercial Systems, Government Systems and Information Management Services sections of the Segment Financial Results below for a detailed discussion of sales in the first quarter of 2015 as compared to the same period last year.

Cost of Sales

	Three Months Ended December 31
(in millions)	2014	2013
Total cost of sales	$857	$737
Percent of total sales	69.9%	69.9%

Cost of sales consists of all costs incurred to design and manufacture our products and provide our services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization, service and support and other related expenses. Total cost of sales increased $120 million, or 16 percent, primarily due to the following:

•	$91 million from the ARINC business, which was acquired on December 23, 2013

•	$30 million from higher sales volume in Commercial Systems

Research and development expense

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended December 31
(in millions)	2014	2013
Customer-funded:
Commercial Systems	$40	$22
Government Systems	89	89
Information Management Services	2	—
Total customer-funded	131	111
Company-funded:
Commercial Systems	50	49
Government Systems	18	16
Information Management Services (1)	1	—
Total company-funded	69	65
Total research and development expense	$200	$176
Percent of total sales	16.3%	16.7%
(1) Research and development expenses for the Information Management Services segment, including the ARINC acquisition, do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property on the Condensed Consolidated Statement of Financial Position.

We make significant investments in research and development to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded R&D expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $12 million and $6 million for the three months ended December 31, 2014 and 2013, respectively. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our investments in pre-production engineering effort.

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

Total R&D expense for the three months ended December 31, 2014 increased $24 million from the same period last year. The customer-funded portion of R&D expense increased by $20 million primarily due to increased costs associated with various international programs in Commercial Systems, as well as higher amortization of pre-production engineering costs in Commercial Systems and Government Systems. The $4 million increase in company-funded R&D was principally driven by an increase in R&D efforts associated with certain Government Systems programs.

In addition to the R&D expenses above, our investments in pre-production engineering programs capitalized within inventory had a net $31 million increase driven by effort on the Boeing 737 MAX platform and Bombardier CSeries and Global 7000/8000 programs. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

	Three Months Ended December 31
(in millions)	2014	2013
Selling, general and administrative expenses	$137	$134
Percent of total sales	11.2%	12.7%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the three months ended December 31, 2014 increased $3 million, or 2 percent, primarily due to:

•	$19 million of SG&A costs from the acquired ARINC business

•	partially offset by the absence of $12 million of transaction costs for legal, accounting and advisory fees resulting from the ARINC acquisition

•	the remaining net decrease of $4 million was attributable to lower bid and proposal costs as well as other cost savings initiatives

Interest Expense

	Three Months Ended December 31
(in millions)	2014	2013
Interest expense	$15	$12
Percent increase	25%
Interest expense increased by $3 million in the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013, primarily due to incremental interest on the new long-term debt and commercial paper we issued to fund the ARINC acquisition.

See Note 10 of the Notes to Condensed Consolidated Financial Statements for more detail regarding outstanding debt.

Net Income and Diluted Earnings Per Share

	Three Months Ended December 31
(in millions, except per share amounts)	2014	2013
Income from continuing operations	$169	$134
Percent of sales	13.8%	12.7%

(Loss) from discontinued operations, net of taxes	(2)	(3)
Net income	$167	$131

Diluted earnings per share from continuing operations	$1.26	$0.98
Diluted (loss) per share from discontinued operations	(0.02)	(0.02)
Diluted earnings per share	$1.24	$0.96

Weighted average diluted common shares	134.5	136.7

Income from continuing operations, net of taxes, for the quarter ended December 31, 2014 was $169 million, up 26 percent, or $35 million, from the $134 million in income from continuing operations, net of taxes, reported for the quarter ended December 31, 2013. Diluted earnings per share from continuing operations increased 29 percent to $1.26 during this same time period. The rate of increase in diluted earnings per share from continuing operations was more than the rate of increase in income from continuing operations, net of taxes, because of the favorable impacts from our share repurchase program.

Income from continuing operations, net of taxes, and earnings per share during the quarter ended December 31, 2014 benefited from the higher operating earnings across all segments as well as a lower effective income tax rate.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

	Three Months Ended December 31
(in millions)	2014	2013
Air transport aviation electronics:
Original equipment	$191	$157
Aftermarket	131	128
Wide-body in-flight entertainment	16	19
Total air transport aviation electronics	338	304
Business and regional aviation electronics:
Original equipment	140	129
Aftermarket	90	88
Total business and regional aviation electronics	230	217
Total	$568	$521
Percent increase	9%

Total air transport aviation electronics sales increased $34 million, or 11 percent, primarily due to the following:

•
original equipment sales increased $34 million, or 22 percent, primarily due to higher OEM production rates, improved share of airline selectable equipment and higher customer funded development program sales

•
aftermarket sales increased $3 million, or 2 percent, primarily driven by higher service and support activities and higher regulatory mandate upgrades, partially offset by the absence of a large delivery of spare parts for the Boeing 787 GoldCare program in the prior year

•
wide-body IFE sales decreased $3 million, or 16 percent, as airlines continued to decommission their legacy IFE systems and no longer require our services, given the Company's strategic decision announced in 2005 to cease investment in this product area

Total business and regional aviation electronics sales increased $13 million, or 6 percent, primarily due to the following:

•	original equipment sales increased $11 million, or 9 percent, primarily due to higher customer funded development program revenues

•	aftermarket sales increased $2 million, or 2 percent, driven by higher service and support activities

Commercial Systems Segment Operating Earnings

	Three Months Ended December 31
(in millions)	2014	2013
Segment operating earnings	$125	$111
Percent of sales	22.0%	21.3%

Commercial Systems operating earnings increased $14 million, or 13 percent, primarily due to the $47 million increase in sales discussed in the Commercial Systems sales section above, which resulted in a $30 million increase in cost and incremental earnings of $17 million, or 36 percent of the higher sales volume. The margins on the incremental earnings were tempered by sales growth in customer funded development programs.

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to higher sales volume.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended December 31
(in millions)	2014	2013
Avionics	$320	$317
Communication products	92	101
Surface solutions	56	58
Navigation products	41	39
Total	$509	$515
Percent (decrease)	(1)%

Avionics sales increased $3 million, or 1 percent, primarily driven by higher hardware deliveries for tanker transport programs.

Communication products sales decreased $9 million, or 9 percent, primarily driven by a $23 million decrease from lower deliveries of the Joint Tactical Radio System Manpack radio, partially offset by a $13 million increase in ARC-210 radio deliveries.

Surface solutions sales decreased $2 million, or 3 percent, primarily due to an $8 million decrease from lower international sales of targeting systems, partially offset by other net increases to revenue, including international electronic warfare development programs.

Navigation products sales increased $2 million, or 5 percent, primarily due to increased deliveries of radio navigation products.

Government Systems Segment Operating Earnings

	Three Months Ended December 31
(in millions)	2014	2013
Segment operating earnings	$106	$105
Percent of sales	20.8%	20.4%

Government Systems operating earnings increased $1 million, or 1 percent, primarily due to the following:

•	a more favorable mix of higher margin hardware revenues

•	partially offset by the absence of a favorable warranty reserve adjustment that occurred in the prior year

The increase in Government Systems operating earnings as a percent of sales was due to a more favorable mix, partially offset by higher warranty expense.

Information Management Services Financial Results

Information Management Services Sales

The following table presents Information Management Services sales:

	Three Months Ended December 31
(in millions)	2014	2013
Sales	$149	$18

Total Information Management Services sales increased $131 million, due to the acquisition of ARINC, which occurred on December 23, 2013.
Note 3 of the Notes to Condensed Consolidated Financial Statements presents supplemental pro-forma financial data as if the acquisition of ARINC had been completed as of the beginning of our prior year, or on October 1, 2013. The pro-forma data included in Note 3 combines our consolidated results with the stand-alone results of ARINC for the pre-acquisition periods. The pro-forma data excludes the results of ASES, which we intend to divest. The supplemental pro-forma data is not necessarily indicative of results that actually would have occurred had the acquisition truly been consummated on October 1, 2013. On a pro-forma basis, sales for the Information Management Services segment would be $149 million and $124 million for the three months ended December 31, 2014 and 2013, respectively. The $25 million, or 20 percent, increase in the pro-forma sales was driven by double-digit sales growth in aviation related sales, including GLOBALinkSM and ARINCDirectSM as well as higher rail related sales due to certain unfavorable contract adjustments recorded in the first quarter of fiscal 2014. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further pro-forma disclosures.

Information Management Services Segment Operating Earnings

	Three Months Ended December 31
(in millions)	2014	2013
Segment operating earnings	$21	$2
Percent of sales	14.1%	11.1%

Operating earnings includes depreciation and amortization expense of $14 million and $1 million for the three months ended December 31, 2014 and 2013, respectively.

Information Management Services operating earnings increased $19 million, primarily due to the acquisition of ARINC.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of Sales, SG&A and Other Income, net on the Condensed Consolidated Statement of Operations. General corporate, net is summarized as follows:

	Three Months Ended December 31
(in millions)	2014	2013
General corporate, net	$14	$15

Retirement Plans

Net benefit expense for pension benefits and other retirement benefits are as follows:

	Three Months Ended December 31
(in millions)	2014	2013
Pension benefits	$(1)	$3
Other retirement benefits	2	2
Net benefit expense	$1	$5

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

During the three months ended December 31, 2014, we made a $55 million voluntary contribution to our legacy U.S. qualified pension plan. There is no minimum statutory funding requirement for 2015 and we do not currently expect to make any additional discretionary contributions during 2015 to this plan. Furthermore, we are not required to make, and do not intend to make, any contributions to the ARINC pension plans during 2015. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns and interest rates. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total $14 million in 2015.

Other Retirement Benefits
We expect other retirement benefits expense of approximately $11 million in 2015. This compares to 2014 expense of $10 million.

Income Taxes
At the end of each interim reporting period, we make an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The difference between our effective income tax rate and the statutory income tax rate is primarily the result of the tax benefits derived from the Federal R&D Tax Credit, which provides a tax benefit on certain incremental R&D expenditures and the Domestic Manufacturing Deduction, which provides a tax benefit on U.S. based manufacturing.

During the three months ended December 31, 2014 and 2013, the effective income tax rate from continuing operations was 22.5 percent and 27.2 percent, respectively. The lower current year effective income tax rate from continuing operations was primarily due to the retroactive extension of the Federal R&D Tax Credit which had previously expired on December 31, 2013, partially offset by the absence of the recognition of a tax benefit related to prior years' Extraterritorial Income Exclusion deductions. On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted, which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2014 through December 31, 2014.

For fiscal year 2015, our effective income tax rate is projected to be in the range of 28 to 29 percent which includes the retroactive extension of the Federal R&D Tax Credit.

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

Operating Activities

	Three Months Ended December 31
(in millions)	2014	2013
Cash (used for) operating activities from continuing operations	$(60)	$(24)

The $36 million increase in cash used for operating activities during the three months ended December 31, 2014 compared to the same period last year was primarily due to the following:

•
receivables outstanding increased $15 million during three months ended December 31, 2014 from September 30, 2014, compared to a decrease of $86 million during the same period in the prior year due to timing of collections from customers

•	the above item was partially offset by $34 million of higher earnings from continuing operations before income taxes, of which $19 million is attributable to the acquisition of ARINC

•
in addition, cash payments for income taxes decreased $26 million to $23 million during the first three months of fiscal year 2015 compared to $49 million during the same period last year. The decrease in cash used for income tax payments is primarily due to the timing of recognizing a deduction for contributions to our pension plan

Investing Activities

	Three Months Ended December 31
(in millions)	2014	2013
Cash (used for) investing activities from continuing operations	$(76)	$(1,434)

Cash used for investing activities for the quarter ended December 31, 2014 decreased by $1,358 million compared to the quarter ended December 31, 2013 primarily due to the following:

•	in December 2013, we paid $1.42 billion for the acquisition of ARINC

•	the above item was partially offset by a $24 million increase in cash payments for property additions for the three months ended December 31, 2014, compared to the same period last year

•	in addition, we received $24 million in proceeds from the divestiture of our KOSI business in November 2013. We had no business divestitures during the same period of this year

Financing Activities

	Three Months Ended December 31
(in millions)	2014	2013
Cash provided by financing activities from continuing operations	$138	$1,517

The $1,379 million decrease in cash provided by financing activities during the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013 was primarily due to the following:

•
in December 2013, we received net proceeds of $1.089 billion from the issuance of long-term debt. A portion of these proceeds were used to finance the acquisition of ARINC and the remainder was used to refinance $200 million of long-term debt that matured in December 2013

•
net proceeds from short-term commercial paper borrowing decreased $355 million. During the three months ended December 31, 2014, net proceeds from short-term commercial paper borrowings were $327 million, compared to net proceeds of $682 million during the same period last year. The incrementally higher proceeds in the prior year were used primarily to finance the acquisition of ARINC

•	cash repurchases of common stock increased by $151 million to $173 million during the quarter ended December 31, 2014, compared to $22 million repurchased during the same period last year

Financial Condition and Liquidity

We maintain a capital structure that we believe enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure has provided the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners.

A comparison of key elements of our financial condition as of December 31, 2014 and September 30, 2014 are as follows:

(in millions)	December 31, 2014	September 30, 2014
Cash and cash equivalents	$315	$323
Short-term debt	(831)	(504)
Long-term debt, net	$(1,670)	$(1,663)
Net debt (1)	(2,186)	(1,844)
Total equity	$1,870	$1,889
Debt to total capitalization (2)	57%	53%
Net debt to total capitalization (3)	54%	49%

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

As of December 31, 2014, approximately 90 percent of our cash and cash equivalents resides at non-U.S. locations and may not be readily accessible for use in the U.S. due to potential adverse income tax implications and other statutory limitations. Due to the fluctuations of cash flows, we supplement our internally-generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1,000 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance.

At December 31, 2014, short-term commercial paper borrowings outstanding were $831 million with a weighted-average interest rate and maturity period of 0.42 percent and 22 days, respectively. At September 30, 2014, short-term commercial paper borrowings outstanding were $504 million with a weighted-average interest rate and maturity period of 0.32 percent and 29 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during the three months ended December 31, 2014 was $881 million.

On September 24, 2013, the Company entered into new credit agreements to ensure adequate commercial paper borrowing capacity in anticipation of the Company's then pending ARINC acquisition and to meet other short-term cash requirements. The Company closed on these new revolving credit facilities on December 23, 2013, concurrent with the ARINC acquisition closing date. These new credit facilities consist of a five-year $1 billion credit facility that expires in December 2018 and a 364-day $200 million credit facility that expired in December 2014. These agreements replace the prior $850 million revolving credit facility that was terminated concurrently upon the closing of the new agreements. These revolving credit facilities are in place principally to support our commercial paper program. The credit facilities include one financial covenant that requires us to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans. Our debt to total capitalization ratio on December 31, 2014 based on this financial covenant was 44 percent.

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

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of December 31, 2014:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Negative
Moody’s Investors Service	P-2	A3	Stable
Standard & Poor’s	A-2	A-	Stable

We were in compliance with all debt covenants at December 31, 2014 and September 30, 2014.

CRITICAL ACCOUNTING POLICIES

Preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments and assumptions that affect our financial condition and results of operations that are reported in the accompanying consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of our financial statements are described in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2014. Actual results in these areas could differ from management's estimates.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to the financial condition of our customers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; adjustments to the commercial OEM production rates and the aftermarket; the impacts of natural disasters, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or other sensitive information, corruption of data or operational disruption; delays related to the awards of domestic and internal contracts; delays in customer programs; unanticipated impacts of sequestration and other provisions of the Budget Control Act of 2011 as modified by the Bipartisan Budget Act of 2013; the discontinuance of support for military transformation and modernization programs; potential impact of oil price volatility on the commercial aerospace industry; the impact of terrorist events on the commercial aerospace industry; declining defense budgets results from budget deficits in the U.S. and abroad; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our business; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; potential unavailability of our mission-critical data and voice communication networks; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us, our customers, and our suppliers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute our internal performance plans such as our productivity and quality improvements and cost reduction initiatives; achievement of ARINC integration and synergy plans as well as our other acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of lawsuits, claims and legal proceedings, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At December 31, 2014, we had the following unsecured long-term debt obligations:

	December 31, 2014
(in millions)	Interest Rate	Carrying Value	Fair Value
$400 Notes due 2043	4.80%	$398	$470
$400 Notes due 2023	3.70%	399	423
$250 Notes due 2021	3.10%	250	257
$300 Notes due 2019	5.25%	299	338
$300 Notes due 2016	3 month LIBOR plus 0.35%	300	300

In March 2014, we entered into interest rate swap contracts which effectively converted $200 million of the Notes due 2023 to floating rate debt based on one month LIBOR plus 0.94 percent.

In January 2010, we entered into interest rate swap contracts which effectively converted $150 million of the Notes due 2019 to floating rate debt based on six month LIBOR plus 1.235 percent.

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $33 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $34 million. The fair value of the $350 million notional value of interest rate swap contracts was a $24 million net asset at December 31, 2014. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $4 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 16 and 17 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $329 million and $575 million at December 31, 2014 and September 30, 2014, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a $7 million net liability at December 31, 2014 and a $3 million net liability at September 30, 2014. A 10 percent increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at December 31, 2014 by $2 million. A 10 percent decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at December 31, 2014 by $3 million. For more information related to outstanding currency forward exchange contracts, see Notes 16 and 17 in the Notes to Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of December 31, 2014, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our Board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2014 through October 31, 2014	1,242,500	$77.25	1,242,500	$609	million
November 1, 2014 through November 30, 2014	475,000	$84.87	475,000	$569	million
December 1, 2014 through December 31, 2014	450,000	$84.60	450,000	$531	million
Total/Average	2,167,500	$80.45	2,167,500

(1) On September 19, 2014 our Board authorized the repurchase of an additional $500 million of our common stock, as reflected in the table above. The authorization has no stated expiration.

EXHIBIT INDEX

Item 6.	Exhibits

(a) Exhibits
Exhibit Number	Description
*10-a-1	Form of Stock Option Agreement under the Company's 2006 and 2015 Long-Term Incentives Plans

*10-a-2	Form of Performance Share Agreement under the Company's 2006 and 2015 Long-Term Incentives Plans

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management Compensatory Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.
By	/s/ Tatum J. Buse
Tatum J. Buse Vice President, Finance and Controller Principal Accounting Officer and an Authorized Officer

Dated: January 23, 2015

S-1