Form 10-Q
period 2015-03-31
ROCKWELL COLLINS INC
filed 2015-04-23
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

132,268,747 shares of the registrant's Common Stock were outstanding on April 20, 2015.

ROCKWELL COLLINS, INC.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	March 31, 2015	September 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$284	$323
Receivables, net	1,083	1,033
Inventories, net	1,800	1,709
Current deferred income taxes	7	9
Business held for sale	—	15
Other current assets	131	115
Total current assets	3,305	3,204

Property	924	919
Goodwill	1,865	1,863
Intangible Assets	683	688
Long-term Deferred Income Taxes	67	101
Other Assets	328	288
TOTAL ASSETS	$7,172	$7,063
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$785	$504
Accounts payable	472	535
Compensation and benefits	214	256
Advance payments from customers	364	359
Accrued customer incentives	204	202
Product warranty costs	97	104
Liabilities associated with business held for sale	—	16
Other current liabilities	207	222
Total current liabilities	2,343	2,198

Long-term Debt, Net	1,678	1,663
Retirement Benefits	977	1,096
Other Liabilities	221	217

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,498	1,489
Retained earnings	4,849	4,605
Accumulated other comprehensive loss	(1,382)	(1,366)
Common stock in treasury, at cost (shares held: March 31, 2015, 51.6; September 30, 2014, 49.8)	(3,020)	(2,846)
Total shareowners’ equity	1,947	1,884
Noncontrolling interest	6	5
Total equity	1,953	1,889
TOTAL LIABILITIES AND EQUITY	$7,172	$7,063
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2015	2014	2015	2014
Sales:
Product sales	$1,138	$1,062	$2,173	$2,052
Service sales	203	197	394	261
Total sales	1,341	1,259	2,567	2,313

Costs, expenses and other:
Product cost of sales	794	740	1,512	1,433
Service cost of sales	143	141	282	185
Selling, general and administrative expenses	152	148	289	282
Interest expense	15	16	30	28
Other income, net	(4)	(2)	(5)	(15)
Total costs, expenses and other	1,100	1,043	2,108	1,913

Income from continuing operations before income taxes	241	216	459	400
Income tax expense	78	68	127	118
Income from continuing operations	163	148	332	282

(Loss) from discontinued operations, net of taxes	(6)	—	(8)	(3)

Net income	$157	$148	$324	$279

Earnings (loss) per share:
Basic
Continuing operations	$1.23	$1.09	$2.50	$2.08
Discontinued operations	(0.04)	—	(0.06)	(0.02)
Basic earnings per share	$1.19	$1.09	$2.44	$2.06

Diluted
Continuing operations	$1.22	$1.08	$2.48	$2.06
Discontinued operations	(0.05)	—	(0.06)	(0.02)
Diluted earnings per share	$1.17	$1.08	$2.42	$2.04

Weighted average common shares:
Basic	132.2	135.5	132.6	135.3
Diluted	133.7	137.2	134.1	136.9

Cash dividends per share	$0.30	$0.30	$0.60	$0.60

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2015	2014	2015	2014
Net income	$157	$148	$324	$279
Unrealized foreign currency translation adjustments	(22)	(2)	(36)	(1)
Pension and other retirement benefits adjustments (net of taxes for the three and six months ended March 31, 2015 of $6 and $13, respectively; net of taxes for the three and six months ended March 31, 2014 of $5 and $10, respectively)	12	8	23	17
Foreign currency cash flow hedge adjustments (net of taxes for the three and six months ended March 31, 2015 of $1 and $(1), respectively; net of taxes for the three and six months ended March 31, 2014 of $1 and $0, respectively)	1	—	(3)	2
Comprehensive income	$148	$154	$308	$297

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31
	2015	2014
Operating Activities:
Net income	$324	$279
Loss from discontinued operations, net of tax	(8)	(3)
Income from continuing operations	332	282
Adjustments to arrive at cash provided by operating activities:
Gain on sale of business	—	(10)
Depreciation	76	67
Amortization of intangible assets and pre-production engineering costs	46	35
Stock-based compensation expense	12	12
Compensation and benefits paid in common stock	23	24
Excess tax benefit from stock-based compensation	(9)	(5)
Deferred income taxes	33	41
Pension plan contributions	(63)	(63)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(79)	52
Production inventory	(56)	(73)
Pre-production engineering costs	(86)	(103)
Accounts payable	(40)	(32)
Compensation and benefits	(36)	(75)
Advance payments from customers	16	(18)
Accrued customer incentives	2	13
Product warranty costs	(5)	(7)
Income taxes	24	(47)
Other assets and liabilities	(58)	(15)
Cash Provided by Operating Activities from Continuing Operations	132	78
Investing Activities:
Property additions	(104)	(70)
Acquisition of businesses, net of cash acquired	(22)	(1,415)
Acquisition of intangible assets	—	(1)
Proceeds from business divestitures	—	24
Other investing activities	(10)	—
Cash (Used for) Investing Activities from Continuing Operations	(136)	(1,462)
Financing Activities:
Purchases of treasury stock	(242)	(61)
Cash dividends	(80)	(81)
Repayment of debt	—	(200)
Increase in short-term commercial paper borrowings, net (1)	281	631
Increase in long-term borrowings	—	1,089
Proceeds from the exercise of stock options	30	31
Excess tax benefit from stock-based compensation	9	5
Cash (Used for) Provided by Financing Activities from Continuing Operations	(2)	1,414
(Continued on next page)

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
(unaudited)
(in millions)

	Six Months Ended March 31
	2015	2014
Effect of exchange rate changes on cash and cash equivalents	(22)	4
Discontinued Operations:
Operating activities	(14)	(15)
Investing activities	3	—
Cash (used for) discontinued operations	(11)	(15)
Net Change in Cash and Cash Equivalents	(39)	19
Cash and Cash Equivalents at Beginning of Period	323	391
Cash and Cash Equivalents at End of Period	$284	$410

See Notes to Condensed Consolidated Financial Statements.

(1) Includes gross borrowings and repayments of commercial paper with maturities greater than three months as follows:

	Six Months Ended March 31
	2015	2014
Gross borrowings of commercial paper with maturities greater than three months	$—	$90
Gross payments of commercial paper with maturities greater than three months	—	—
Net borrowings of commerical paper with maturities greater than three months	$—	$90

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

As discussed in Note 4, Discontinued Operations and Divestitures, on March 10, 2015, the Company divested ARINC's Aerospace Systems Engineering and Support (ASES) business, which provides military aircraft integration and modifications, maintenance and logistics and support. On July 25, 2014, the Company divested its satellite communication systems business, formerly known as Datapath, Inc. (Datapath). As a result, the Datapath and ASES businesses have been accounted for as discontinued operations for all periods presented.

2.	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new revenue recognition standard that effectively replaces all current guidance on the topic and expands disclosures regarding revenue. The guidance permits the use of either a retrospective or cumulative effect transition method. In April 2015, the FASB proposed a one-year deferral of the effective date of the new standard. If approved, the new standard will be effective for the Company in fiscal 2019, with early adoption permitted. The Company is currently evaluating the transition methods allowed under the new standard and the effect the standard will have on our consolidated financial statements and related disclosures. Given the new standard's impact on business processes, systems and internal controls, analysis of the new guidance will likely extend over several future periods.

In April 2014, the FASB issued guidance that modifies the criteria used to qualify divestitures for classification as discontinued operations and expands disclosures related to disposals of significant components. The amendment will become effective for the Company in fiscal 2016 with early adoption permitted; the Company does not currently expect to early adopt the amended guidance. The amended guidance is expected to decrease the likelihood that future disposals will qualify for discontinued operations treatment, meaning that the results of operations of some future disposals may be reported in continuing operations.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.Acquisitions

On March 20, 2015, the Company acquired 100 percent of the outstanding shares of Pacific Avionics Pty. Limited (Pacific Avionics), a Singapore-based company specializing in technologies used for wireless information distribution, including in-flight entertainment and connectivity. The purchase price, net of cash acquired, was approximately $24 million, of which $22 million was paid in cash during the three months ended March 31, 2015. The remaining $2 million is expected to be paid within the next six months. The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets and their useful lives. Based on the Company's preliminary allocation of the purchase price, $9 million has been allocated to in process research and development (IPR&D) and $15 million to goodwill, none of which is deductible for tax purposes. The acquired IPR&D is recorded at fair value as an indefinite-lived intangible asset until the development is complete, at which time the asset will be considered a finite-lived intangible asset and amortized over its estimated useful life. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will further enhance the Company's cabin products and information management services portfolios. Pacific Avionics is included within the Commercial Systems segment.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
(3) Assets and liabilities associated with the Business held for sale relate to ASES, which the Company divested, as detailed in Note 4.

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
ARINC’s results of operations have been included in the Company's operating results for the period subsequent to the completion of the acquisition on December 23, 2013. For the three months ended March 31, 2015 and 2014, ARINC contributed sales of $144 million and $137 million, respectively, and net income of $14 million and $9 million, respectively. For the six months ended March 31, 2015 and 2014, ARINC contributed sales of $281 million and $143 million, respectively, and net income of $26 million and $10 million, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The increase in deferred gain liability was offset by an equal reduction to pension plan liabilities to recognize the fair value of the contributed real estate in the funded status of the pension plan.
The Building held for sale was comprised of the land and buildings of the ARINC corporate headquarters located in Annapolis, Maryland. The related liability represented future rental payment obligations under the leaseback agreement. As of the acquisition date, the real estate assets were being marketed for sale. In March 2014, the assets were sold to an unrelated third party. The net proceeds of $81 million from the sale were remitted directly to the ARINC pension plan, and have been included as a benefit to the funded status of that plan. The sale had no impact on the Company's Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Cash Flows.

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

Supplemental Pro-Forma Data
The following unaudited supplemental pro-forma data presents consolidated pro-forma information as if the acquisition and related financing had been completed prior to October 1, 2013.

The unaudited supplemental pro-forma financial information does not reflect the potential realization of revenue synergies or cost savings, nor does it reflect other costs relating to the integration of the two companies. This pro-forma data should not be considered indicative of the results that would have actually occurred if the acquisition and related financing had been consummated prior to October 1, 2013, nor are they indicative of future results.

The unaudited supplemental pro-forma financial information was calculated by combining the Company's results with the stand-alone results of ARINC for the pre-acquisition period, which were adjusted to account for certain transactions and other costs that would have been incurred during this pre-acquisition period.

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions, except per share amounts)	2015	2014	2015	2014
Pro-forma sales	$1,341	$1,259	$2,567	$2,419
Pro-forma net income attributable to common shareowners from continuing operations	$163	$149	$332	$288
Pro-forma basic earnings per share from continuing operations	$1.23	$1.10	$2.50	$2.13
Pro-forma diluted earnings per share from continuing operations	$1.22	$1.09	$2.48	$2.10

The unaudited supplemental pro-forma data above excludes the results of ASES, which the Company divested, as detailed in Note 4. The following significant adjustments were made to account for certain transactions and costs that would have occurred if the acquisition had been completed prior to October 1, 2013. These adjustments are net of any applicable tax impact and were included to arrive at the pro-forma results above.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2015	2014	2015	2014
Increases / (decreases) to pro-forma net income:
Net reduction to depreciation resulting from fixed asset purchase accounting adjustments(1)	$—	$—	$—	$2
Advisory, legal and accounting service fees(2)	—	1	—	21
Amortization of acquired ARINC intangible assets, net(3)	—	—	—	(4)
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

On March 10, 2015, the Company sold ARINC's ASES business, which provides military aircraft integration and modifications, maintenance, and logistics and support, in order to align with the Company's long-term primary business strategies. The sale price was $3 million, and additional post-closing consideration of up to $4 million may be received. The Company recognized a pre-tax loss of $5 million ($3 million after-tax) related to the ASES divestiture. The operating results of ASES, including the loss realized on the disposition, have been included within discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented.

On July 25, 2014, the Company sold its satellite communication systems business formerly known as Datapath, Inc. (Datapath). The sale price, which is subject to post-closing adjustments for changes in working capital and other items, was $10 million. The Company recognized a pre-tax loss of $12 million ($2 million after-tax) related to the divestiture of the Datapath business. The high effective tax rate is primarily attributable to differences in the treatment of goodwill for income tax and financial reporting purposes. The operating results of Datapath, including the loss realized on the disposition, have been included in discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. The Datapath business was formerly included in the Government Systems segment. The divestiture of this business is part of our strategy to reshape the Government Systems segment to align with the changing dynamics of the defense environment and focus on opportunities in addressed markets for the Company's core products and solutions.
Results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2015	2014	2015	2014
Sales	$10	$26	$18	$43
Loss from discontinued operations before income taxes	(10)	—	(13)	(4)
Income tax benefit from discontinued operations	4	—	5	1

During the first quarter of 2014, the Company sold its subsidiary, Kaiser Optical Systems, Inc. (KOSI), a supplier of spectrographic instrumentation and applied holographic technology, to Endress+Hauser. The sale price, after post-closing adjustments for changes in working capital, was $23 million. This resulted in a pretax gain of $10 million. The divestiture of this business is part of our strategy to reshape the Government Systems segment to align with the changing dynamics of the defense environment and focus on opportunities in addressed markets for the Company's core products and solutions. As part of the divestiture agreement, the Company entered into a long-term supply agreement with the buyer that allows the Company to continue purchasing certain products from KOSI after completion of the sale. As a result of this continuing involvement, the KOSI divestiture did not qualify for classification as a discontinued operation.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	March 31, 2015	September 30, 2014
Billed	$773	$758
Unbilled	431	485
Less progress payments	(110)	(198)
Total	1,094	1,045
Less allowance for doubtful accounts	(11)	(12)
Receivables, net	$1,083	$1,033

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included within Other Assets. Receivables, net due from equity affiliates were $76 million and $76 million at March 31, 2015 and September 30, 2014, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	March 31, 2015	September 30, 2014
Finished goods	$235	$218
Work in process	263	262
Raw materials, parts and supplies	370	361
Less progress payments	(9)	(8)
Total	859	833
Pre-production engineering costs	941	876
Inventories, net	$1,800	$1,709

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

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter
Anticipated amortization expense for pre-production engineering costs	$47	$66	$80	$93	$104	$572

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amortization expense for pre-production engineering costs for the three and six months ended March 31, 2015 was $9 million and $21 million, respectively, compared to $8 million and $14 million for the three and six months ended March 31, 2014. As of March 31, 2015, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 11 years.

7.	Property

Property is summarized as follows:

(in millions)	March 31, 2015	September 30, 2014
Land	$15	$15
Buildings and improvements	416	406
Machinery and equipment	1,145	1,135
Information systems software and hardware	388	369
Furniture and fixtures	64	65
Capital leases	60	60
Construction in progress	148	142
Total	2,236	2,192
Less accumulated depreciation	(1,312)	(1,273)
Property	$924	$919

A portion of the Company's operations are conducted in leased real estate facilities, including both operating and, to a lesser extent, capital leases. Accumulated depreciation relating to assets under capital lease totaled $5 million and $2 million as of March 31, 2015 and September 30, 2014, respectively. Amortization of assets under capital lease is recorded as depreciation expense. As of March 31, 2015, remaining minimum lease payments for property under capital leases total $85 million, including $27 million of interest.

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Information Management Services	Total
Balance at September 30, 2014	$508	$262	$1,093	$1,863
Pacific Avionics acquisition	—	15	—	15
ARINC acquisition adjustment	—	—	(3)	(3)
Foreign currency translation adjustments and other	(9)	(1)	—	(10)
Balance at March 31, 2015	$499	$276	$1,090	$1,865

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication goodwill or indefinite-lived intangibles are more-likely-than-not impaired, commonly referred to as triggering events. There have been no such triggering events during any of the periods presented and the Company's 2015 impairment test resulted in no impairment.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Intangible assets are summarized as follows:

	March 31, 2015			September 30, 2014
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$321	$(187)	$134	$322	$(178)	$144
Backlog	5	(1)	4	5	(1)	4
Customer relationships:
Acquired	336	(76)	260	336	(67)	269
Up-front sales incentives	278	(54)	224	266	(47)	219
License agreements	13	(9)	4	13	(9)	4
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	47	—	47	47	—	47
In process research and development	9	—	9	—	—	—
Intangible assets	$1,024	$(341)	$683	$1,004	$(316)	$688

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
Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of March 31, 2015, the weighted average amortization period remaining for up-front sales incentives was approximately 10 years.
Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter
Anticipated amortization expense for up-front sales incentives	$14	$18	$18	$21	$22	$138
Anticipated amortization expense for all other intangible assets	41	39	35	31	29	246
Total	$55	$57	$53	$52	$51	$384

Amortization expense for intangible assets for the three and six months ended March 31, 2015 was $13 million and $25 million, respectively, compared to $15 million and $21 million for the three and six months ended March 31, 2014.

The Company reviews Intangible assets for impairment at least annually, or whenever potential indicators of impairment exist.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Other Assets

Other assets are summarized as follows:

(in millions)	March 31, 2015	September 30, 2014
Long-term receivables	$97	$84
Investments in equity affiliates	14	8
Exchange and rental assets (net of accumulated depreciation of $96 at March 31, 2015 and $94 at September 30, 2014)	62	61
Other	155	135
Other assets	$328	$288

Investments in Equity Affiliates
Investments in equity affiliates primarily consist of eight joint ventures, which are accounted for under the equity method. Under the equity method of accounting for investments, the Company's proportionate share of earnings or losses of its equity affiliates are included in Net income and classified as Other income, net in the Condensed Consolidated Statement of Operations.

During the second quarter of 2015, the Company established a new joint venture, ACCEL (Tianjin) Flight Simulation Co., Ltd (ACCEL), to develop and deliver commercial flight simulators in China. ACCEL is a 50 percent owned joint venture with Beijing Bluesky Aviation Technology, an AVIC subsidiary. The Company's share of earnings or losses of ACCEL are included in the operating results of the Commercial Systems Segment. Consistent with the terms of the joint venture agreement, the Company will contribute cash totaling $7 million to the joint venture later in fiscal 2015 and fiscal 2016.

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

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $49 million and $88 million for the three and six months ended March 31, 2015, respectively, and $38 million and $76 million for the three and six months ended March 31, 2014, respectively. The deferred portion of profit generated from sales to equity affiliates was $1 million at March 31, 2015 and $1 million at September 30, 2014.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $3 million and $5 million for the three and six months ended March 31, 2015, respectively, and $3 million and $5 million for the three and six months ended March 31, 2014, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Debt

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. The commercial paper program is supported by the Company's $1 billion five-year revolving credit facility. At March 31, 2015, short-term commercial paper borrowings outstanding were $785 million with a weighted-average interest rate and maturity period of 0.48 percent and 12 days, respectively. At September 30, 2014, short term commercial paper borrowings outstanding were $504 million with a weighted-average interest rate and maturity period of 0.32 percent and 29 days, respectively.

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

The credit facilities include one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans. The ratio was 43 percent as of March 31, 2015. The credit facilities also contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under these credit facilities bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At March 31, 2015 and September 30, 2014 there were no outstanding borrowings under these revolving credit facilities.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $38 million as of March 31, 2015, of which $11 million was utilized to support commitments in the form of commercial letters of credit. At
March 31, 2015 and September 30, 2014, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At March 31, 2015 and September 30, 2014, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

December 2013 Long-term Debt Issuances
On December 16, 2013, the Company issued $300 million of floating rate unsecured debt due December 15, 2016 (the 2016 Notes). The 2016 Notes bear annual interest at a rate equal to three-month LIBOR plus 0.35 percent. As of March 31, 2015 the quarterly interest rate was 0.62 percent. The rate resets quarterly. The net proceeds to the Company from the 2016 Notes, after deducting $1 million of debt issuance costs, were $299 million.

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

The 2043, 2023, 2021, 2019 and 2016 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at March 31, 2015 and September 30, 2014.

Long-term debt is summarized as follows:

(in millions)	March 31, 2015	September 30, 2014
Principal amount of 2043 Notes, net of discount	$398	$398
Principal amount of 2023 Notes, net of discount	399	399
Principal amount of 2021 Notes, net of discount	250	249
Principal amount of 2019 Notes, net of discount	299	299
Principal amount of 2016 Notes	300	300
Fair value swap adjustment (Notes 16 and 17)	32	18
Long-term debt, net	$1,678	$1,663

Interest paid on debt for the six months ended March 31, 2015 and 2014 was $27 million and $20 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pension Benefits
The components of expense (income) for Pension Benefits for the three and six months ended March 31, 2015 and March 31, 2014 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2015	2014	2015	2014
Service cost	$3	$3	$6	$5
Interest cost	39	43	78	83
Expected return on plan assets	(61)	(59)	(121)	(112)
Amortization:
Prior service credit	—	(3)	(1)	(6)
Net actuarial loss	18	17	36	34
Net benefit expense (income)	$(1)	$1	$(2)	$4

Other Retirement Benefits
The components of expense for Other Retirement Benefits for the three and six months ended March 31, 2015 and March 31, 2014 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2015	2014	2015	2014
Service cost	$1	$2	$1	$2
Interest cost	3	2	4	4
Expected return on plan assets	(1)	—	(1)	—
Amortization:
Prior service credit	(1)	(3)	(2)	(5)
Net actuarial loss	1	2	3	4
Net benefit expense	$3	$3	$5	$5

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2014, the Company voluntarily contributed $55 million to its U.S. qualified pension plan. There was no minimum statutory funding requirement for 2015 and the Company does not currently expect to make any additional discretionary contributions during 2015 to this plan. Furthermore, the Company is not required to make, and does not intend to make, any contributions to the ARINC pension plans during 2015. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates, and actuarial assumptions. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $14 million in 2015. During the six months ended March 31, 2015, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $8 million.

ARINC Pension Plan and Other Retirement Benefits
ARINC sponsors two primary pension sub-plans: one for union employees and one for non-union employees. ARINC also provides postretirement health coverage for many of its current and former employees and postretirement life insurance benefits for certain retirees. The ARINC pension and postretirement benefit obligations are included within Retirement Benefits as liabilities on the Company's Condensed Consolidated Statement of Financial Position as of March 31, 2015.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2015	2014	2015	2014
Stock-based compensation expense included in:
Product cost of sales	$2	$2	$4	$4
Selling, general and administrative expenses	5	5	8	8
Total	$7	$7	$12	$12
Income tax benefit	$2	$2	$4	$4

The Company issued awards of equity instruments under the Company's various incentive plans for the six months ended March 31, 2015 and 2014 as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Six months ended March 31, 2015	555.6	$19.60	129.7	$82.63	65.9	$84.23
Six months ended March 31, 2014	576.0	$18.53	149.1	$71.38	77.4	$72.20

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

Employee Benefits Paid in Company Stock
During the six months ended March 31, 2015 and 2014, 0.3 million and 0.3 million shares, respectively, of the Company's common stock were issued to employees under the Company's employee stock purchase and defined contribution savings plans at a value of $23 million and $24 million for the respective periods.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions, except per share amounts)	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Income from continuing operations	$163	$148	$332	$282
(Loss) from discontinued operations, net of taxes	(6)	—	(8)	(3)
Net income	$157	$148	$324	$279
Denominator:
Denominator for basic earnings per share – weighted average common shares	132.2	135.5	132.6	135.3
Effect of dilutive securities:
Stock options	1.1	1.3	1.1	1.2
Performance shares, restricted stock and restricted stock units	0.4	0.4	0.4	0.4
Dilutive potential common shares	1.5	1.7	1.5	1.6
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	133.7	137.2	134.1	136.9
Earnings (loss) per share:
Basic
Continuing operations	$1.23	$1.09	$2.50	$2.08
Discontinued operations	(0.04)	—	(0.06)	(0.02)
Basic earnings per share	$1.19	$1.09	$2.44	$2.06
Diluted
Continuing operations	$1.22	$1.08	$2.48	$2.06
Discontinued operations	(0.05)	—	(0.06)	(0.02)
Diluted earnings per share	$1.17	$1.08	$2.42	$2.04

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were zero for the three and six months ended March 31, 2015 and 2014, respectively.

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's per share amount may not equal the total per share amount for the full year.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.	Other Comprehensive Loss

Changes in accumulated other comprehensive loss (AOCL), net of tax, by component for the six months ended March 31, 2015 are as follows:

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges	Total
Balance at September 30, 2014	$(15)	$(1,348)	$(3)	$(1,366)
Other comprehensive loss before reclassifications	(36)	—	(5)	(41)
Amounts reclassified from accumulated other comprehensive loss	—	23	2	25
Net current period other comprehensive income/(loss)	(36)	23	(3)	(16)
Balance at March 31, 2015	$(51)	$(1,325)	$(6)	$(1,382)

(1) Reclassifications from AOCL to net income, related to the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans, were $36 million ($23 million net of tax), for the six months ended March 31, 2015. The reclassifications are included in the computation of net benefit expense. See Note 11, Retirement Benefits for additional details.

14.	Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2015	2014	2015	2014
Earnings from equity affiliates	$1	$1	$1	$4
Gain from business divestiture	—	—	—	10
Other	3	1	4	1
Other income, net	$4	$2	$5	$15

15.	Income Taxes

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

During the three months ended March 31, 2015 and 2014, the effective income tax rate from continuing operations was 32.4 percent and 31.5 percent, respectively. The higher current year effective income tax rate from continuing operations was primarily due to the absence of a favorable adjustment recorded in the prior period related to the resolution of the IRS audit for taxable years ended September 30, 2010 and 2011.

During the six months ended March 31, 2015 and 2014, the effective income tax rate from continuing operations was 27.7 percent and 29.5 percent, respectively. The lower current year effective income tax rate from continuing operations was primarily due to the retroactive extension of the Federal R&D Tax Credit which had previously expired on December 31, 2013, partially offset by the absence of the recognition of a tax benefit related to prior years'

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Extraterritorial Income Exclusion deductions and a favorable adjustment recorded in the prior period related to the resolution of the IRS audit for taxable years ended September 30, 2010 and 2011.

The Company's U.S. Federal income tax returns for the tax year ended September 30, 2011 and prior years have been audited by the IRS and are closed to further adjustments by the IRS. The IRS is currently auditing the Company's tax returns for the years ended September 30, 2012 and 2013. ARINC's U.S. Federal income tax returns for the tax years ended December 31, 2008 and prior are closed to further adjustments by the IRS. The IRS is currently auditing ARINC's tax returns for tax years ended December 31, 2009 and December 31, 2012. The Company and ARINC are also currently under audit in various U.S. states and non-U.S. jurisdictions. The U.S. states and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company had net income tax payments of $78 million and $114 million during the six months ended March 31, 2015 and 2014, respectively.

The Company has gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $58 million and $48 million as of March 31, 2015 and September 30, 2014, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $33 million and $25 million as of March 31, 2015 and September 30, 2014, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $25 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $2 million and $1 million as of March 31, 2015 and September 30, 2014, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations was $0 for each of the six months ended March 31, 2015 and 2014, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and September 30, 2014 are as follows:

		March 31, 2015	September 30, 2014
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$51	$50
Interest rate swap assets	Level 2	32	18
Foreign currency forward exchange contract assets	Level 2	12	6
Foreign currency forward exchange contract liabilities	Level 2	(17)	(9)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during the six months ended March 31, 2015 or 2014.

The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	March 31, 2015		September 30, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$284	$284	$323	$323
Short-term debt	(785)	(785)	(504)	(504)
Long-term debt	(1,646)	(1,826)	(1,645)	(1,747)

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

Interest Rate Swaps
The Company manages its exposure to interest rate risk by maintaining a mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. To help meet this objective, the Company may use financial instruments in the form of interest rate swaps. In March 2014, the Company entered into three interest rate swap contracts (the 2023 Swaps) which expire on December 15, 2023 and effectively converted $200 million of the 2023 Notes to floating rate debt based on one-month LIBOR plus 0.94 percent.

In January 2010, the Company entered into two interest rate swap contracts (the 2019 Swaps) which expire on July 15, 2019 and effectively converted $150 million of the 2019 Notes to floating rate debt based on six-month LIBOR plus 1.235 percent.

The Company designated the 2019 and 2023 Swaps (the Swaps) as fair value hedges. The Swaps are recorded within Other Assets at a fair value of $32 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $32 million at March 31, 2015. At September 30, 2014, the Swaps were recorded within Other Assets at a fair value of $18 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $18 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

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

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of March 31, 2015 and September 30, 2014, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $305 million and $575 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of March 31, 2015 and September 30, 2014 are as follows:

		Asset Derivatives
(in millions)	Classification	March 31, 2015	September 30, 2014
Foreign currency forward exchange contracts	Other current assets	$12	$6
Interest rate swaps	Other assets	32	18
Total		$44	$24

		Liability Derivatives
(in millions)	Classification	March 31, 2015	September 30, 2014
Foreign currency forward exchange contracts	Other current liabilities	$17	$9

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of March 31, 2015 there were undesignated foreign currency forward exchange contracts classified within Other current assets of $1 million and Other current liabilities of $2 million.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2015 and 2014 is as follows:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended		Six Months Ended
		March 31		March 31
(in millions)	Location of Gain (Loss)	2015	2014	2015	2014
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Interest rate swaps	Interest expense	$2	$2	$5	$4
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	—	2	(7)	(1)
Amount of gain (loss) reclassified from AOCL into income	Cost of sales	(2)	1	(3)	—
Forward starting interest rate swaps:
Amount of gain recognized in AOCL (effective portion, before deferred tax impact)	AOCL	—	—	—	3
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	(3)	—	(5)	—

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the six months ended March 31, 2015. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and six months ended March 31, 2015.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of March 31, 2015. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

The Company expects to reclassify approximately $7 million of net losses into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at March 31, 2015 was 64 months.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Six Months Ended
	March 31
(in millions)	2015	2014
Balance at beginning of year	$104	$121
Warranty costs incurred	(24)	(23)
Product warranty accrual	24	25
Changes in estimates for prior years	(5)	(9)
Foreign currency translation adjustments and other	(2)	—
Balance at March 31	$97	$114

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of March 31, 2015, the outstanding loan balance was approximately $3 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of March 31, 2015, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at March 31, 2015 were $270 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of March 31, 2015, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of March 31, 2015, which represents management’s best estimate of the probable future cost for this site.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

21.	Restructuring, Pension Settlement and Asset Impairment Charges, Net

In September 2014, the Company recorded pension settlement and restructuring charges totaling $9 million. This amount was comprised of (i) $5 million for pension settlement charges (included within Selling, general, and administrative expense) and (ii) $4 million for employee severance costs related to the consolidation and closure of two service centers as part of a plan to optimize the efficiency of the Company's global service center footprint. These severance costs were included within cost of sales. Through March 31, 2015, the Company has completed all cash payments associated with these actions.

During the year ended September 30, 2012, the Company recorded restructuring and asset impairment charges, net totaling $58 million. Included in this charge was $35 million related to employee severance costs, primarily resulting from decisions to realign the Company's European organizational structure to better position the business for long-term growth and to adjust the size of the workforce in anticipation of the sequestration impacts on the U.S. defense budgets. Through March 31, 2015, the Company has made cash severance payments of approximately $31 million related to the 2012 restructuring action. As of March 31, 2015, $4 million of employee separation costs related to the 2012 action remain to be paid in future periods.

22.	Business Segment Information

The sales and earnings of continuing operations of the Company's operating segments are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2015	2014	2015	2014
Sales:
Commercial Systems	$619	$556	$1,187	$1,077
Government Systems	567	554	1,076	1,069
Information Management Services	155	149	304	167
Total sales	$1,341	$1,259	$2,567	$2,313

Segment operating earnings:
Commercial Systems	$142	$127	$267	$238
Government Systems	114	111	220	216
Information Management Services	22	18	43	20
Total segment operating earnings	278	256	530	474

Interest expense(1)	(15)	(16)	(30)	(28)
Stock-based compensation	(7)	(7)	(12)	(12)
General corporate, net	(15)	(16)	(29)	(31)
Gain on divestiture of business	—	—	—	10
ARINC transaction costs(1)	—	(1)	—	(13)
Income from continuing operations before income taxes	241	216	459	400
Income tax expense	(78)	(68)	(127)	(118)
Income from continuing operations	$163	$148	$332	$282

(1) During the six months ended March 31, 2015, and 2014, the Company incurred $0 and $3 million, respectively, of bridge credit facility fees related to the acquisition of ARINC. These costs are included in interest expense; therefore total transaction costs related to the acquisition of ARINC during these periods were $0 and $16 million, respectively.

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

The following table summarizes sales by category for the three and six months ended March 31, 2015 and 2014:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2015	2014	2015	2014
Commercial Systems sales categories:
Air transport aviation electronics	$355	$313	$693	$617
Business and regional aviation electronics	264	243	494	460
Commercial Systems sales	619	556	1,187	1,077

Government Systems sales categories:
Avionics	361	333	681	650
Communication products	110	119	202	220
Surface solutions	48	56	104	114
Navigation products	48	46	89	85
Government Systems sales	567	554	1,076	1,069

Information Management Services sales	155	149	304	167

Total sales	$1,341	$1,259	$2,567	$2,313

The air transport and business and regional aviation electronics sales categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three and six months ended March 31, 2015, sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $15 million and $31 million, respectively, compared to $18 million and $37 million for the three and six months ended March 31, 2014.

Sales categories for Government Systems are delineated based upon differences in the underlying product and service technologies and markets served. Prior period results of the Communication products category in Government Systems have been revised to exclude the divested Datapath business, which is reported as a discontinued operation, as discussed in Note 4, Discontinued Operations and Divestitures.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND OUTLOOK

We have a diversified and balanced business, serving both commercial and government markets. Our Commercial Systems business supplies aviation electronics systems, products and services to customers located throughout the world. The Commercial Systems customer base is comprised of commercial air transport and business and regional aircraft OEMs, commercial airlines and business aircraft operators. Our Government Systems business provides avionics, communication products, surface solutions and navigation products to the U.S. Department of Defense, state and local governments, other government agencies, civil agencies, defense contractors and foreign ministries of defense around the world. These systems, products and services support airborne (fixed and rotary wing), ground and shipboard applications.

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

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted, which retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2014 through December 31, 2014. This favorable tax credit had previously expired on December 31, 2013. Inclusive of this legislation, we expect our effective income tax rate for 2015 to be in the range of 28 percent to 29 percent.

On March 20, 2015, we acquired Pacific Avionics for $24 million. Pacific Avionics specializes in technologies used for wireless information distribution, including in-flight entertainment and connectivity, and is included in the Commercial Systems segment. The acquisition of Pacific Avionics will further enhance the capabilities of our existing cabin products and information management offerings.

During the first six months of 2015, total revenues increased 11 percent, driven by the ARINC acquisition and a 10 percent increase in Commercial Systems revenues. Diluted earnings per share from continuing operations increased 20 percent to $2.48, due to the benefit from higher earnings across all operating segments, the ARINC acquisition and the retroactive benefit of the Federal R&D Tax Credit.

The following table is a summary of our company's fiscal year 2015 guidance for continuing operations.

•	total sales in the range of $5.2 billion to $5.3 billion

•	diluted earnings per share in the range of $5.10 to $5.30

•	cash provided by operating activities in the range of $700 million to $800 million

•	capital expenditures of about $200 million

•	total research and development investment of about $1 billion(1)

(1) Total research and development (R&D) investment is comprised of company and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for the three and six months ended March 31, 2015 and 2014 and should be read in conjunction with our condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, the results of Datapath and ASES have been accounted for as discontinued operations for all periods presented. Unless otherwise noted, disclosures pertain to our continuing operations.

Three Months Ended March 31, 2015 and 2014

Sales

	Three Months Ended March 31
(in millions)	2015	2014
Total Sales	$1,341	$1,259
Percent increase	7%

Total sales increased $82 million, or 7 percent for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Commercial Systems sales increased by $63 million, Government Systems sales increased by $13 million and Information Management Services sales increased by $6 million. Refer to the Commercial Systems, Government Systems and Information Management Services sections of the Segment Financial Results below for a detailed discussion of sales in the second quarter of 2015 as compared to the same period last year.

Cost of Sales

	Three Months Ended March 31
(in millions)	2015	2014
Total cost of sales	$937	$881
Percent of total sales	69.9%	70.0%

Cost of sales consists of all costs incurred to design and manufacture our products and provide our services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization, service and support and other related expenses. Total cost of sales increased $56 million, or 6 percent, primarily due to the following:

•	$53 million from higher sales volume in Commercial Systems, Government Systems, and Information Management Services

•	$5 million of increased company-funded R&D expense, as detailed below

Research and development expense

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended March 31
(in millions)	2015	2014
Customer-funded:
Commercial Systems	$44	$27
Government Systems	106	92
Information Management Services	2	2
Total customer-funded	152	121
Company-funded:
Commercial Systems	48	48
Government Systems	24	19
Information Management Services (1)	—	—
Total company-funded	72	67
Total research and development expense	$224	$188
Percent of total sales	16.7%	14.9%
(1) Research and development expenses for the Information Management Services segment, including the ARINC acquisition, do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property on the Condensed Consolidated Statement of Financial Position.
We make significant investments in research and development to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded R&D expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $9 million and $8 million for the three months ended March 31, 2015 and 2014, respectively. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our investments in pre-production engineering effort.

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

Total R&D expense for the three months ended March 31, 2015 increased $36 million from the same period last year. The customer-funded portion of R&D expense increased $31 million primarily due to increased costs associated with various international programs in Commercial Systems, as well as increased development expenditures for data link programs in Government Systems. The $5 million increase in company-funded R&D was principally driven by an increase in R&D efforts associated with positioning our Government Systems business for new growth opportunities.

In addition to the R&D expenses above, development expenditures incurred on the Boeing 737 MAX platform and Bombardier CSeries and Global 7000/8000 programs resulted in a net $34 million increase to our investments in pre-production engineering programs capitalized within inventory. The net increase of $34 million for the three months ended March 31, 2015 was $12 million less than the $46 million net increase in pre-production engineering costs capitalized within inventory during the three months ended March 31, 2014 primarily due to lower development expenditures for the A350 program. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

	Three Months Ended March 31
(in millions)	2015	2014
Selling, general and administrative expenses	$152	$148
Percent of total sales	11.3%	11.8%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Interest Expense

	Three Months Ended March 31
(in millions)	2015	2014
Interest expense	$15	$16
Percent (decrease)	(6)%

See Note 10 of the Notes to Condensed Consolidated Financial Statements for more detail regarding outstanding debt.

Net Income and Diluted Earnings Per Share

	Three Months Ended March 31
(in millions, except per share amounts)	2015	2014
Income from continuing operations	$163	$148
Percent of sales	12.2%	11.8%

(Loss) from discontinued operations, net of taxes	(6)	—
Net income	$157	$148

Diluted earnings per share from continuing operations	$1.22	$1.08
Diluted (loss) per share from discontinued operations	(0.05)	—
Diluted earnings per share	$1.17	$1.08

Weighted average diluted common shares	133.7	137.2

Income from continuing operations, net of taxes, for the three months ended March 31, 2015 was $163 million, up 10 percent, or $15 million, from the $148 million in income from continuing operations, net of taxes, reported for the quarter ended March 31, 2014. Diluted earnings per share from continuing operations increased 13 percent to $1.22 during this same time period. The rate of increase in diluted earnings per share from continuing operations was more than the rate of increase in income from continuing operations, net of taxes, because of the favorable impacts from our share repurchase program.

Income from continuing operations, net of taxes, and earnings per share during the quarter ended March 31, 2015 benefited from higher operating earnings across all segments.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

	Three Months Ended March 31
(in millions)	2015	2014
Air transport aviation electronics:
Original equipment	$204	$171
Aftermarket	136	124
Wide-body in-flight entertainment	15	18
Total air transport aviation electronics	355	313
Business and regional aviation electronics:
Original equipment	166	146
Aftermarket	98	97
Total business and regional aviation electronics	264	243
Total	$619	$556
Percent increase	11%

Total air transport aviation electronics sales increased $42 million, or 13 percent, primarily due to the following:

•
original equipment sales increased $33 million, or 19 percent, primarily due to improved share of airline selectable equipment, higher customer funded development program sales, and higher OEM production rates

•	aftermarket sales increased $12 million, or 10 percent, primarily driven by increased sales of used aircraft parts and higher service and support activities

•
wide-body IFE sales decreased $3 million, or 17 percent, as airlines continued to decommission their legacy IFE systems and no longer require our services, given the Company's strategic decision announced in 2005 to cease investment in this product area

Total business and regional aviation electronics sales increased $21 million, or 9 percent, primarily due to the following:

•	original equipment sales increased $20 million, or 14 percent, primarily due to higher product deliveries for mid and heavy business aircraft and higher customer funded development program revenues

•	aftermarket sales increased $1 million, or 1 percent, driven by higher regulatory mandate upgrades

Commercial Systems Segment Operating Earnings

	Three Months Ended March 31
(in millions)	2015	2014
Segment operating earnings	$142	$127
Percent of sales	22.9%	22.8%

Commercial Systems operating earnings increased $15 million, or 12 percent, primarily due to the following:

•
the $63 million increase in sales discussed in the Commercial Systems sales section above, which resulted in a $46 million increase in cost and incremental earnings of $17 million, or 27 percent of the higher sales volume. The margins on the incremental earnings were tempered by sales growth in lower margin customer funded development programs

•	partially offset by $2 million of other net decreases to operating earnings, including higher amortization of pre-production engineering costs

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to incremental earnings from higher sales volume.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended March 31
(in millions)	2015	2014
Avionics	$361	$333
Communication products	110	119
Surface solutions	48	56
Navigation products	48	46
Total	$567	$554
Percent increase	2%

Avionics sales increased $28 million, or 8 percent, primarily due to the following:

•	$37 million increase from higher deliveries on various rotary wing platforms and higher KC-10 retrofit and Joint Strike Fighter simulation and training sales

•	partially offset by $9 million in other net decreases to revenue, including lower KC-46 development program sales

Communication products sales decreased $9 million, or 8 percent, primarily driven by a $22 million decrease from lower deliveries of Joint Tactical Radio System Manpack radios, partially offset by a $12 million increase in data link development sales.

Surface solutions sales decreased $8 million, or 14 percent, primarily due to lower development sales for the Common Range Integrated Instrumentation System program.

Navigation products sales increased $2 million, or 4 percent, primarily due to increased deliveries of radio navigation products.

Changes in foreign currency exchange rates, primarily the strengthening of the U.S. dollar, resulted in a $12 million reduction to Government Systems sales for the three months ended March 31, 2015 when compared to the same period in the prior year. This $12 million reduction is included within the Government Systems sales categories above.

Government Systems Segment Operating Earnings

	Three Months Ended March 31
(in millions)	2015	2014
Segment operating earnings	$114	$111
Percent of sales	20.1%	20.0%

Government Systems operating earnings increased $3 million, or 3 percent, primarily due to incremental earnings on higher sales, partially offset by higher investment in company-funded R&D expense.

Information Management Services Financial Results

Information Management Services Sales

The following table presents Information Management Services sales:

	Three Months Ended March 31
(in millions)	2015	2014
Sales	$155	$149
Percent increase	4%

Total Information Management Services sales increased $6 million, or 4 percent. The increase in sales was driven by 10 percent growth in aviation related sales, including GLOBALinkSM and ARINCDirectSM, partially offset by lower sales due to the exit of certain government programs.

Information Management Services Segment Operating Earnings

	Three Months Ended March 31
(in millions)	2015	2014
Segment operating earnings	$22	$18
Percent of sales	14.2%	12.1%

Information Management Services operating earnings increased $4 million, or 22 percent, primarily due to the $6 million increase in sales discussed in the Information Management Services sales section above and the absence of certain licensing costs incurred in the prior year.

The increase in Information Management Services operating earnings as a percent of sales was primarily due to incremental earnings on higher sales volume.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of Sales, SG&A and Other Income, net on the Condensed Consolidated Statement of Operations. General corporate, net is summarized as follows:

	Three Months Ended March 31
(in millions)	2015	2014
General corporate, net	$15	$16

Six Months Ended March 31, 2015 and 2014

Sales

	Six Months Ended March 31
(in millions)	2015	2014
Total Sales	$2,567	$2,313
Percent increase	11%

Total sales increased $254 million, or 11 percent for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014. ARINC, which was acquired on December 23, 2013, contributed $131 million of inorganic revenue growth. Commercial Systems sales increased by $110 million, Government Systems sales increased by $7 million and Information Management Services increased by $6 million organically. Refer to the Commercial Systems, Government Systems and Information Management Services sections of the Segment Financial Results below for a detailed discussion of sales for the six months ended March 31, 2015 as compared to the same period last year.

Cost of Sales

	Six Months Ended March 31
(in millions)	2015	2014
Total cost of sales	$1,794	$1,618
Percent of total sales	69.9%	70.0%

Cost of sales consists of all costs incurred to design and manufacture our products and provide our services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization, service and support and other related expenses. Total cost of sales increased $176 million, or 11 percent, primarily due to the following:

•	$91 million from inorganic sales growth attributable to ARINC, which was acquired on December 23, 2013

•	$73 million from organic sales growth volume driven by improved revenues in Commercial Systems, Government Systems and Information Management Services

•	$9 million from higher company-funded R&D expenses, as explained below

•	$7 million from higher amortization of pre-production engineering costs

Research and Development Expense

R&D expense is included as a component of cost of sales and is summarized as follows:

	Six Months Ended March 31
(in millions)	2015	2014
Customer-funded:
Commercial Systems	$84	$49
Government Systems	195	181
Information Management Services	4	2
Total customer-funded	283	232
Company-funded:
Commercial Systems	98	97
Government Systems	42	35
Information Management Services (1)	1	—
Total company-funded	141	132
Total research and development expense	$424	$364
Percent of total sales	16.5%	15.7%
(1) Research and development expenses for the Information Management Services segment, including the ARINC acquisition, do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property on the Condensed Consolidated Statement of Financial Position.
We make significant investments in research and development to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded R&D expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $21 million and $14 million for the six months ended March 31, 2015 and 2014, respectively. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our investments in pre-production engineering effort.

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

Total R&D expense for the six months ended March 31, 2015 increased $60 million from the same period last year. The customer-funded portion of R&D expense increased $51 million primarily due to increased costs associated with various international programs in Commercial Systems and data link programs in Government Systems, as well as higher amortization of pre-production engineering costs in Commercial Systems and Government Systems. The $9 million increase in company-funded R&D was principally driven by an increase in R&D efforts associated with positioning our Government Systems business for new growth opportunities.

In addition to the R&D expenses above, development expenditures incurred on the Boeing 737 MAX platform and Bombardier CSeries and Global 7000/8000 programs resulted in a net $65 million increase to our investments in pre-production engineering programs capitalized within inventory. The net increase of $65 million for the six months ended March 31, 2015 was $24 million less than the $89 million net increase in pre-production engineering costs capitalized within inventory during the six months ended March 31, 2014 primarily due to lower development expenditures for the A350 program. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

	Six Months Ended March 31
(in millions)	2015	2014
Selling, general and administrative expenses	$289	$282
Percent of total sales	11.3%	12.2%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the six months ended March 31, 2015 increased $7 million, or 2 percent, primarily due to:

•	$19 million of inorganic SG&A cost growth from the acquired ARINC business

•	partially offset by the absence of $13 million of transaction costs for legal, accounting and advisory fees resulting from the ARINC acquisition

The decrease in SG&A expenses as a percent of sales was primarily due to higher organic sales volume, the absence of transaction costs incurred in the prior year associated with the acquisition of ARINC, and other costs savings initiatives.

Interest Expense

	Six Months Ended March 31
(in millions)	2015	2014
Interest expense	$30	$28
Percent increase	7%

Interest expense increased $2 million for the six months ended March 31, 2015 compared to the six months ended March 31, 2014, primarily due to incremental interest on the new long-term debt and commercial paper we issued to fund the ARINC acquisition.

See Note 10 of the Notes to Condensed Consolidated Financial Statements for more detail regarding outstanding debt.

Net Income and Diluted Earnings Per Share

	Six Months Ended March 31
(in millions, except per share amounts)	2015	2014
Income from continuing operations	$332	$282
Percent of sales	12.9%	12.2%

(Loss) from discontinued operations, net of taxes	(8)	(3)
Net income	$324	$279

Diluted earnings per share from continuing operations	$2.48	$2.06
Diluted (loss) per share from discontinued operations	(0.06)	(0.02)
Diluted earnings per share	$2.42	$2.04

Weighted average diluted common shares	134.1	136.9

Income from continuing operations, net of taxes, for the six months ended March 31, 2015 was $332 million, up 18 percent, or $50 million, from the $282 million in income from continuing operations, net of taxes, reported for the six months ended March 31, 2014. Diluted earnings per share from continuing operations increased 20 percent to $2.48 during this same time period. The rate of increase in diluted earnings per share from continuing operations was more than the rate of increase in income from continuing operations, net of taxes, because of the favorable impacts from our share repurchase program.

Income from continuing operations, net of taxes, and earnings per share during the six months ended March 31, 2015 benefited from higher operating earnings across all segments as well as a lower effective income tax rate.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

	Six Months Ended March 31
(in millions)	2015	2014
Air transport aviation electronics:
Original equipment	$395	$328
Aftermarket	267	252
Wide-body in-flight entertainment	31	37
Total air transport aviation electronics	693	617
Business and regional aviation electronics:
Original equipment	306	275
Aftermarket	188	185
Total business and regional aviation electronics	494	460
Total	$1,187	$1,077
Percent increase	10%

Total air transport aviation electronics sales increased $76 million, or 12 percent, primarily due to the following:

•
original equipment sales increased $67 million, or 20 percent, primarily due to higher OEM production rates, improved share of airline selectable equipment and higher customer funded development program sales

•
aftermarket sales increased $15 million, or 6 percent, primarily driven by higher sales of used aircraft parts, higher service and support activities, and higher regulatory mandate upgrades, partially offset by the absence of a large delivery of spare parts for the Boeing 787 GoldCare program in the prior year

•
wide-body IFE sales decreased $6 million, or 16 percent, as airlines continued to decommission their legacy IFE systems and no longer require our services, given the Company's strategic decision announced in 2005 to cease investment in this product area

Total business and regional aviation electronics sales increased $34 million, or 7 percent, primarily due to the following:

•	original equipment sales increased $31 million, or 11 percent, primarily due to higher product deliveries for mid and heavy business aircraft and higher customer funded development program revenues

•	aftermarket sales increased $3 million, or 2 percent, driven by higher regulatory mandate upgrades

Commercial Systems Segment Operating Earnings

	Six Months Ended March 31
(in millions)	2015	2014
Segment operating earnings	$267	$238
Percent of sales	22.5%	22.1%

Commercial Systems operating earnings increased $29 million, or 12 percent, primarily due to the following:

•
the $110 million increase in sales discussed in the Commercial Systems sales section above, which resulted in a $76 million increase in cost and incremental earnings of $34 million, or 31 percent of the higher sales volume. The margins on the incremental earnings were tempered by sales growth in lower margin customer funded development programs

•	partially offset by $5 million of other net decreases to operating earnings, including higher amortization of pre-production engineering costs

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to incremental earnings from higher sales volume.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Six Months Ended March 31
(in millions)	2015	2014
Avionics	$681	$650
Communication products	202	220
Surface solutions	104	114
Navigation products	89	85
Total	$1,076	$1,069
Percent increase	1%

Avionics sales increased $31 million, or 5 percent, primarily due to the following:

•	$45 million increase from higher deliveries on various rotary wing platforms and higher KC-10 retrofit sales

•	partially offset by $14 million in other net decreases to revenue, including lower KC-46 development program sales

Communication products sales decreased $18 million, or 8 percent, primarily driven by a $45 million decrease from lower deliveries of Joint Tactical Radio System Manpack radios, partially offset by increases in data link development sales and ARC-210 radio deliveries.

Surface solutions sales decreased $10 million, or 9 percent, primarily due to lower development program sales for the Common Range Integrated Instrumentation System program.

Navigation products sales increased $4 million, or 5 percent, primarily due to increased deliveries of radio navigation products.

Changes in foreign currency exchange rates, primarily the strengthening of the U.S. dollar, resulted in a $15 million reduction to Government Systems sales for the six months ended March 31, 2015 when compared to the same period in the prior year. This $15 million reduction is included within the Government Systems sales categories above.

Government Systems Segment Operating Earnings

	Six Months Ended March 31
(in millions)	2015	2014
Segment operating earnings	$220	$216
Percent of sales	20.4%	20.2%

Government Systems operating earnings increased $4 million, or 2 percent, primarily due to incremental earnings on higher sales, partially offset by higher investment in company-funded R&D expense.

The increase in Government Systems operating earnings as a percent of sales was due to a more favorable program mix, partially offset by higher company-funded R&D expense.

Information Management Services Financial Results

Information Management Services Sales

The following table presents Information Management Services sales:

	Six Months Ended March 31
(in millions)	2015	2014
Sales	$304	$167
Percent increase	82%

Total Information Management Services sales increased $137 million, primarily due to a $131 million inorganic increase from the acquisition of ARINC, which occurred on December 23, 2013.
Note 3 of the Notes to Condensed Consolidated Financial Statements presents supplemental pro-forma financial data as if the acquisition of ARINC had been completed prior to October 1, 2013. The pro-forma data included in Note 3 combines our consolidated results with the stand-alone results of ARINC for the pre-acquisition periods. The pro-forma data excludes the results of ASES, which was divested during the six months ended March 31, 2015. The supplemental pro-forma data is not necessarily indicative of results that actually would have occurred had the acquisition truly been consummated prior to October 1, 2013. On a pro-forma basis, sales for the Information Management Services segment would be $304 million and $273 million for the six months ended March 31, 2015 and 2014, respectively. The $31 million, or 11 percent, increase in the pro-forma sales was primarily due to the following:

•	double-digit sales growth in aviation related sales, including GLOBALinkSM and ARINCDirectSM

•	higher rail related sales due to certain unfavorable contract adjustments recorded in the first quarter of fiscal 2014

•	partially offset by lower sales due to the exit of certain government programs
Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further pro-forma disclosures.

Information Management Services Segment Operating Earnings

	Six Months Ended March 31
(in millions)	2015	2014
Segment operating earnings	$43	$20
Percent of sales	14.1%	12.0%

Information Management Services operating earnings increased $23 million, primarily due to a $19 million inorganic increase from the acquisition of ARINC. The remaining $4 million increase is primarily due to the $6 million organic increase in sales and the absence of certain licensing costs incurred in the prior year.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of Sales, SG&A and Other Income, net on the Condensed Consolidated Statement of Operations. General corporate, net is summarized as follows:

	Six Months Ended March 31
(in millions)	2015	2014
General corporate, net	$29	$31

Retirement Plans

Net benefit expense for pension benefits and other retirement benefits are as follows:

	Three Months Ended March 31		Six Months Ended March 31
(in millions)	2015	2014	2015	2014
Pension benefits	$(1)	$1	$(2)	$4
Other retirement benefits	3	3	5	5
Net benefit expense	$2	$4	$3	$9

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

We expect defined benefit pension income of $6 million in 2015, compared to $10 million of pension expense in 2014.

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

During the six months ended March 31, 2015, we made a $55 million voluntary contribution to our legacy U.S. qualified pension plan. There is no minimum statutory funding requirement for 2015 and we do not currently expect to make any additional discretionary contributions during 2015 to this plan. Furthermore, we are not required to make, and do not intend to make, any contributions to the ARINC pension plans during 2015. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total $14 million in 2015.

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

During the three months ended March 31, 2015 and 2014, the effective income tax rate from continuing operations was 32.4 percent and 31.5 percent, respectively. The higher current year effective income tax rate from continuing operations was primarily due to the absence of a favorable adjustment recorded in the prior period related to the resolution of the IRS audit for taxable years ended September 30, 2010 and 2011.

During the six months ended March 31, 2015 and 2014, the effective income tax rate from continuing operations was 27.7 percent and 29.5 percent, respectively. The lower current year effective income tax rate from continuing operations was primarily due to the retroactive extension of the Federal R&D Tax Credit which had previously expired on December 31, 2013, partially offset by the absence of the recognition of a tax benefit related to prior years' Extraterritorial Income Exclusion deductions and a favorable adjustment recorded in the prior period related to the resolution of the IRS audit for taxable years ended September 30, 2010 and 2011.

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

Operating Activities

	Six Months Ended March 31
(in millions)	2015	2014
Cash provided by operating activities from continuing operations	$132	$78

The $54 million increase in cash provided by operating activities during the six months ended March 31, 2015 compared to the same period last year was primarily due to the following:

•
cash receipts from customers increased by $159 million to $2,505 million in the six months ended March 31, 2015 compared to $2,346 million in the six months ended March 31, 2014. The increase in cash receipts from customers was less than the sales volume increase of $254 million due to the timing of sales and collection of receivables

•
cash payments for income taxes decreased $36 million to $78 million during the first six months of fiscal year 2015 compared to $114 million during the same period last year. The decrease in cash used for income tax payments was primarily from the retroactive reinstatement of the Federal R&D tax credit and bonus deprecation as a result of the Tax Increase Prevention Act of 2014

•
the above items were partially offset by higher payments for production inventory and other operating costs which increased $155 million to $2,117 million for the six months ended March 31, 2015 compared to $1,962 million during the six months ended March 31, 2014. The increased payments for operating costs primarily resulted from higher sales volume

Investing Activities

	Six Months Ended March 31
(in millions)	2015	2014
Cash (used for) investing activities from continuing operations	$(136)	$(1,462)

Cash used for investing activities for the six months ended March 31, 2015 decreased $1,326 million compared to the six months ended March 31, 2014 primarily due to the following:

•	in December 2013, we paid $1.42 billion for the acquisition of ARINC

•	the above item was partially offset by a $34 million increase in cash payments for property additions for the six months ended March 31, 2015, compared to the same period last year

•	in addition, we received $24 million in proceeds from the divestiture of our KOSI business in November 2013

•	also, we paid $22 million for the acquisition of Pacific Avionics in March 2015

Financing Activities

	Six Months Ended March 31
(in millions)	2015	2014
Cash (used for) provided by financing activities from continuing operations	$(2)	$1,414

The $1,416 million increase in cash used for financing activities during the six months ended March 31, 2015 compared to the six months ended March 31, 2014 was primarily due to the following:

•
in December 2013, we received net proceeds of $1.089 billion from the issuance of long-term debt. A portion of these proceeds were used to finance the acquisition of ARINC and the remainder was used to refinance $200 million of long-term debt that matured in December 2013

•
net proceeds from short-term commercial paper borrowing decreased $350 million. During the six months ended March 31, 2015, net proceeds from short-term commercial paper borrowings were $281 million, compared to net proceeds of $631 million during the same period last year. The incrementally higher proceeds in the prior year were used primarily to finance the acquisition of ARINC

•	cash repurchases of common stock increased by $181 million to $242 million during the six months ended March 31, 2015, compared to $61 million repurchased during the same period last year

Financial Condition and Liquidity

We maintain a capital structure that we believe enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure has provided the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners.

A comparison of key elements of our financial condition as of March 31, 2015 and September 30, 2014 are as follows:

(in millions)	March 31, 2015	September 30, 2014
Cash and cash equivalents	$284	$323
Short-term debt	(785)	(504)
Long-term debt, net	(1,678)	(1,663)
Net debt (1)	$(2,179)	$(1,844)
Total equity	$1,953	$1,889
Debt to total capitalization (2)	56%	53%
Net debt to total capitalization (3)	53%	49%

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

As of March 31, 2015, approximately 84 percent of our cash and cash equivalents resides at non-U.S. locations and may not be readily accessible for use in the U.S. due to potential adverse income tax implications and other statutory limitations. Due to the fluctuations of cash flows, we supplement our internally-generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1,000 million face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance.

At March 31, 2015, short-term commercial paper borrowings outstanding were $785 million with a weighted-average interest rate and maturity period of 0.48 percent and 12 days, respectively. At September 30, 2014, short-term commercial paper borrowings outstanding were $504 million with a weighted-average interest rate and maturity period of 0.32 percent and 29 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during the six months ended March 31, 2015 was $903 million.

On September 24, 2013, the Company entered into new credit agreements to ensure adequate commercial paper borrowing capacity in anticipation of the Company's then pending ARINC acquisition and to meet other short-term cash requirements. The Company closed on these new revolving credit facilities on December 23, 2013, concurrent with the ARINC acquisition closing date. These new credit facilities consist of a five-year $1 billion credit facility that expires in December 2018 and a 364-day $200 million credit facility that expired in December 2014. These agreements replace the prior $850 million revolving credit facility that was terminated concurrently upon the closing of the new agreements. These revolving credit facilities are in place principally to support our commercial paper program. The credit facilities include one financial covenant that requires us to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans. Our debt to total capitalization ratio on March 31, 2015 based on this financial covenant was 43 percent.

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

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of March 31, 2015:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Negative
Moody’s Investors Service	P-2	A3	Stable
Standard & Poor’s	A-2	A-	Stable

We were in compliance with all debt covenants at March 31, 2015 and September 30, 2014.

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

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to the financial condition of our customers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; adjustments to the commercial OEM production rates and the aftermarket; the impacts of natural disasters, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or other sensitive information, corruption of data or operational disruption; delays related to the awards of domestic and internal contracts; delays in customer programs; unanticipated impacts of sequestration and other provisions of the Budget Control Act of 2011 as modified by the Bipartisan Budget Act of 2013; the continued support for military transformation and modernization programs; potential impact of volatility in oil prices, currency exchange rates or interest rates on the commercial aerospace industry or our business; the impact of terrorist events on the commercial aerospace industry; declining defense budgets results from budget deficits in the U.S. and abroad; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our business; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; potential unavailability of our mission-critical data and voice communication networks; favorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us, our customers, and our suppliers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute our internal performance plans such as our productivity and quality improvements and cost reduction initiatives; achievement of ARINC integration and synergy plans as well as our other acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of lawsuits, claims and legal proceedings, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

In addition to using cash provided by normal operating activities, we utilize a combination of short-term and long-term debt to finance operations. Our operating results and cash flows are exposed to changes in interest rates that could adversely affect the amount of interest expense incurred and paid on debt obligations in any given period. In addition, changes in interest rates can affect the fair value of our debt obligations. Such changes in fair value are only relevant to the extent these debt obligations are settled prior to maturity. We manage our exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt and may employ financial instruments in the form of interest rate swaps to help meet this objective.

At March 31, 2015, we had the following unsecured long-term debt obligations:

	March 31, 2015
(in millions)	Interest Rate	Carrying Value	Fair Value
$400 Notes due 2043	4.80%	$398	$493
$400 Notes due 2023	3.70%	399	429
$250 Notes due 2021	3.10%	250	264
$300 Notes due 2019	5.25%	299	340
$300 Notes due 2016	3 month LIBOR plus 0.35%	300	300

In March 2014, we entered into interest rate swap contracts which effectively converted $200 million of the Notes due 2023 to floating rate debt based on one month LIBOR plus 0.94 percent.

In January 2010, we entered into interest rate swap contracts which effectively converted $150 million of the Notes due 2019 to floating rate debt based on six month LIBOR plus 1.235 percent.

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $30 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $31 million. The fair value of the $350 million notional value of interest rate swap contracts was a $32 million net asset at March 31, 2015. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $4 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 16 and 17 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $305 million and $575 million at March 31, 2015 and September 30, 2014, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a $5 million net liability at March 31, 2015 and a $3 million net liability at September 30, 2014. A 10 percent increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at March 31, 2015 by $3 million. A 10 percent decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at March 31, 2015 by $4 million. For more information related to outstanding currency forward exchange contracts, see Notes 16 and 17 in the Notes to Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of March 31, 2015, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our Board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2015 through January 31, 2015	475,000	$85.50	475,000	$490	million
February 1, 2015 through February 28, 2015	250,000	$87.61	250,000	$468	million
March 1, 2015 through March 31, 2015	—	$—	—	$468	million
Total/Average	725,000	$86.23	725,000

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

Dated: April 23, 2015

S-1