Form 10-Q
period 2015-06-30
ROCKWELL COLLINS INC
filed 2015-07-24
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

131,770,187 shares of the registrant's Common Stock were outstanding on July 20, 2015.

ROCKWELL COLLINS, INC.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	June 30, 2015	September 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$294	$323
Receivables, net	1,112	1,033
Inventories, net	1,844	1,709
Current deferred income taxes	8	9
Business held for sale	—	15
Other current assets	120	115
Total current assets	3,378	3,204

Property	933	919
Goodwill	1,868	1,863
Intangible Assets	672	688
Long-term Deferred Income Taxes	56	101
Other Assets	323	288
TOTAL ASSETS	$7,230	$7,063
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$745	$504
Accounts payable	430	535
Compensation and benefits	259	256
Advance payments from customers	361	359
Accrued customer incentives	234	202
Product warranty costs	94	104
Liabilities associated with business held for sale	—	16
Other current liabilities	219	222
Total current liabilities	2,342	2,198

Long-term Debt, Net	1,667	1,663
Retirement Benefits	956	1,096
Other Liabilities	210	217

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: 183.8)	2	2
Additional paid-in capital	1,508	1,489
Retained earnings	4,983	4,605
Accumulated other comprehensive loss	(1,362)	(1,366)
Common stock in treasury, at cost (shares held: June 30, 2015, 52.0; September 30, 2014, 49.8)	(3,082)	(2,846)
Total shareowners’ equity	2,049	1,884
Noncontrolling interest	6	5
Total equity	2,055	1,889
TOTAL LIABILITIES AND EQUITY	$7,230	$7,063
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2015	2014	2015	2014
Sales:
Product sales	$1,091	$1,065	$3,264	$3,117
Service sales	202	199	596	460
Total sales	1,293	1,264	3,860	3,577

Costs, expenses and other:
Product cost of sales	754	743	2,266	2,176
Service cost of sales	134	134	416	319
Selling, general and administrative expenses	157	148	446	430
Interest expense	15	15	45	43
Other income, net	(4)	(5)	(9)	(20)
Total costs, expenses and other	1,056	1,035	3,164	2,948

Income from continuing operations before income taxes	237	229	696	629
Income tax expense	59	66	186	184
Income from continuing operations	178	163	510	445

(Loss) from discontinued operations, net of taxes	—	(5)	(8)	(8)

Net income	$178	$158	$502	$437

Earnings (loss) per share:
Basic
Continuing operations	$1.35	$1.21	$3.85	$3.29
Discontinued operations	—	(0.04)	(0.06)	(0.06)
Basic earnings per share	$1.35	$1.17	$3.79	$3.23

Diluted
Continuing operations	$1.33	$1.19	$3.81	$3.25
Discontinued operations	—	(0.04)	(0.06)	(0.06)
Diluted earnings per share	$1.33	$1.15	$3.75	$3.19

Weighted average common shares:
Basic	132.1	135.2	132.4	135.3
Diluted	133.6	136.9	133.9	136.9

Cash dividends per share	$0.33	$0.30	$0.93	$0.90

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net income	$178	$158	$502	$437
Unrealized foreign currency translation adjustments	9	3	(27)	2
Pension and other retirement benefits adjustments (net of taxes for the three and nine months ended June 30, 2015 of $7 and $20 respectively; net of taxes for the three and nine months ended June 30, 2014 of $5 and $15, respectively)	10	9	33	26
Foreign currency cash flow hedge adjustments (net of taxes for the three and nine months ended June 30, 2015 of ($1) and $(2), respectively; net of taxes for the three and nine months ended June 30, 2014 of $0 and $0, respectively)	1	2	(2)	4
Comprehensive income	$198	$172	$506	$469

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended June 30
	2015	2014
Operating Activities:
Net income	$502	$437
Loss from discontinued operations, net of tax	(8)	(8)
Income from continuing operations	510	445
Adjustments to arrive at cash provided by operating activities:
Gain on sale of business	—	(10)
Depreciation	114	102
Amortization of intangible assets and pre-production engineering costs	75	58
Stock-based compensation expense	17	17
Compensation and benefits paid in common stock	37	37
Excess tax benefit from stock-based compensation	(12)	(5)
Deferred income taxes	44	81
Pension plan contributions	(66)	(66)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(108)	38
Production inventory	(72)	(95)
Pre-production engineering costs	(134)	(156)
Accounts payable	(73)	(18)
Compensation and benefits	9	(77)
Advance payments from customers	12	(23)
Accrued customer incentives	32	—
Product warranty costs	(8)	(10)
Income taxes	28	(55)
Other assets and liabilities	(64)	2
Cash Provided by Operating Activities from Continuing Operations	341	265
Investing Activities:
Property additions	(155)	(115)
Acquisition of businesses, net of cash acquired	(24)	(1,405)
Acquisition of intangible assets	—	(1)
Proceeds from business divestitures	—	24
Other investing activities	(8)	—
Cash (Used for) Investing Activities from Continuing Operations	(187)	(1,497)
Financing Activities:
Purchases of treasury stock	(330)	(111)
Cash dividends	(123)	(122)
Repayment of debt	—	(200)
Increase in short-term commercial paper borrowings, net (1)	241	620
Increase in long-term borrowings	—	1,089
Proceeds from the exercise of stock options	48	35
Excess tax benefit from stock-based compensation	12	5
Other financing activities	(1)	—
Cash (Used for) Provided by Financing Activities from Continuing Operations	(153)	1,316
(Continued on next page)

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
(Unaudited)
(in millions)

	Nine Months Ended June 30
	2015	2014
Effect of exchange rate changes on cash and cash equivalents	(19)	3
Discontinued Operations:
Operating activities	(14)	(28)
Investing activities	3	—
Cash (used for) discontinued operations	(11)	(28)
Net Change in Cash and Cash Equivalents	(29)	59
Cash and Cash Equivalents at Beginning of Period	323	391
Cash and Cash Equivalents at End of Period	$294	$450

See Notes to Condensed Consolidated Financial Statements.

(1) Includes gross borrowings and repayments of commercial paper with maturities greater than three months as follows:

	Nine Months Ended June 30
	2015	2014
Gross borrowings of commercial paper with maturities greater than three months	$—	$265
Gross payments of commercial paper with maturities greater than three months	—	90
Net borrowings of commerical paper with maturities greater than three months	$—	$175

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new revenue recognition standard that effectively replaces all current guidance on the topic and expands disclosures regarding revenue. The guidance permits use of either a retrospective or cumulative effect transition method. Based upon the FASB's recent decision to approve a one year delay in implementation, the new standard is now effective for the Company in fiscal 2019, with early adoption permitted, but not earlier than fiscal 2018. The Company is currently evaluating the transition methods allowed under the new standard and the effect the standard will have on the Company's consolidated financial statements and related disclosures. Given the new standard's impact on business processes, systems and internal controls, analysis of the new guidance will likely extend over several future periods.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.Acquisitions

On March 20, 2015, the Company acquired 100 percent of the outstanding shares of Pacific Avionics Pty. Limited (Pacific Avionics), a Singapore-based company specializing in technologies used for wireless information distribution, including in-flight entertainment and connectivity. The purchase price, net of cash acquired, was $24 million. The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets and their useful lives. Based on the Company's preliminary allocation of the purchase price, $9 million has been allocated to in process research and development (IPR&D) and $15 million to goodwill, none of which is deductible for tax purposes. The acquired IPR&D is recorded at fair value as an indefinite-lived intangible asset until the development is complete, at which time the asset will be considered a finite-lived intangible asset and amortized over its estimated useful life. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will further enhance the Company's cabin products and information management services portfolios. Pacific Avionics is included within the Commercial Systems segment, and its results of operations have been included in the Company's operating results for the period subsequent to the completion of the acquisition on March 20, 2015. Pro-forma results of operations have not been presented because the effect of the acquisition is not material to the Company's consolidated results of operations.

On December 23, 2013, the Company acquired 100 percent of the outstanding common stock and voting interests of Radio Holdings, Inc., the holding company of ARINC, a leading global provider of air-to-ground data and voice communication services. ARINC develops and operates communications and information processing systems and provides systems engineering and integration solutions to five key industries: commercial aviation, business aviation, airports, rail and nuclear security. Combining ARINC's communication networks and services with the Company's onboard aircraft information systems strengthens the Company's ability to deliver enhanced connectivity to aircraft operators worldwide.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date:

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

The purchase price allocation resulted in the recognition of $1.087 billion of goodwill and $431 million of intangible assets with a weighted average useful life of approximately 15 years. None of the goodwill is expected to be deductible for tax purposes. All of the goodwill is included in the Company’s Information Management Services segment. The goodwill is primarily a result of revenue synergy opportunities generated by the combination of the Company’s aviation electronics and flight services business with ARINC’s network communication solutions and cost synergies resulting from the consolidation of certain corporate and administrative functions. Goodwill also results from the workforce acquired with the business. See Note 22 for additional information relating to the Information Management Services segment.
ARINC’s results of operations have been included in the Company's operating results for the period subsequent to the completion of the acquisition on December 23, 2013. For the three months ended June 30, 2015 and 2014, ARINC contributed sales of $140 million and $134 million, respectively, and net income of $21 million and $12 million, respectively. For the nine months ended June 30, 2015 and 2014, ARINC contributed sales of $421 million and $277 million, respectively, and net income of $47 million and $22 million, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions, except per share amounts)	2015 (as Reported)	2014 (Pro-forma)	2015 (as Reported)	2014 (Pro-forma)
Sales	$1,293	$1,264	$3,860	$3,683
Net income attributable to common shareowners from continuing operations	$178	$163	$510	$451
Basic earnings per share from continuing operations	$1.35	$1.21	$3.85	$3.33
Diluted earnings per share from continuing operations	$1.33	$1.19	$3.81	$3.29

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2015	2014	2015	2014
Increases / (decreases) to pro-forma net income:
Net reduction to depreciation resulting from fixed asset purchase accounting adjustments(1)	$—	$—	$—	$2
Advisory, legal and accounting service fees(2)	—	—	—	21
Amortization of acquired ARINC intangible assets, net(3)	—	—	—	(4)
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

On March 10, 2015, the Company sold ARINC's ASES business, which provides military aircraft integration and modifications, maintenance and logistics and support, in order to align with the Company's long-term primary business strategies. The sale price was $3 million, and additional post-closing consideration of up to $4 million may be received. The Company recognized a pre-tax loss of $5 million ($3 million after-tax) related to the ASES divestiture. The operating results of ASES, including the loss realized on the disposition, have been included within discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented.

On July 25, 2014, the Company sold its satellite communication systems business formerly known as Datapath. The sale price, which is subject to post-closing adjustments for changes in working capital and other items, was $10 million. The Company recognized a pre-tax loss of $12 million ($2 million after-tax) related to the divestiture of the Datapath business. The high effective tax rate is primarily attributable to differences in the treatment of goodwill for income tax and financial reporting purposes. The operating results of Datapath, including the loss realized on the disposition, have been included in discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. The Datapath business was formerly included in the Government Systems segment. The divestiture of this business is part of the Company's strategy to reshape the Government Systems segment to align with the changing dynamics of the defense environment and focus on opportunities in addressed markets for the Company's core products and solutions.
Results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2015	2014	2015	2014
Sales	$—	$31	$18	$74
Loss from discontinued operations before income taxes	—	(13)	(13)	(17)
Income tax benefit from discontinued operations	—	8	5	9

During the first quarter of 2014, the Company sold its subsidiary, Kaiser Optical Systems, Inc. (KOSI), a supplier of spectrographic instrumentation and applied holographic technology, to Endress+Hauser. The sale price, after post-closing adjustments for changes in working capital, was $23 million. This resulted in a pretax gain of $10 million. The divestiture of this business is part of the Company's strategy to reshape the Government Systems segment to align with the changing dynamics of the defense environment and focus on opportunities in addressed markets for the Company's core products and solutions. As part of the divestiture agreement, the Company entered into a long-term supply agreement with the buyer that allows the Company to continue purchasing certain products from KOSI after completion of the sale. As a result of this continuing involvement, the KOSI divestiture did not qualify for classification as a discontinued operation.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	June 30, 2015	September 30, 2014
Billed	$811	$758
Unbilled	428	485
Less progress payments	(115)	(198)
Total	1,124	1,045
Less allowance for doubtful accounts	(12)	(12)
Receivables, net	$1,112	$1,033

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included within Other Assets. Receivables, net due from equity affiliates were $75 million and $76 million at June 30, 2015 and September 30, 2014, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	June 30, 2015	September 30, 2014
Finished goods	$238	$218
Work in process	274	262
Raw materials, parts and supplies	365	361
Less progress payments	(8)	(8)
Total	869	833
Pre-production engineering costs	975	876
Inventories, net	$1,844	$1,709

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

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter
Anticipated amortization expense for pre-production engineering costs	$47	$55	$83	$103	$118	$604

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amortization expense for pre-production engineering costs for the three and nine months ended June 30, 2015 was $14 million and $35 million, respectively, compared to $10 million and $24 million for the three and nine months ended June 30, 2014. As of June 30, 2015, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 11 years.

7.	Property

Property is summarized as follows:

(in millions)	June 30, 2015	September 30, 2014
Land	$15	$15
Buildings and improvements	419	406
Machinery and equipment	1,150	1,135
Information systems software and hardware	391	369
Furniture and fixtures	65	65
Capital leases	58	60
Construction in progress	167	142
Total	2,265	2,192
Less accumulated depreciation	(1,332)	(1,273)
Property	$933	$919

A portion of the Company's operations are conducted in leased real estate facilities, including both operating and, to a lesser extent, capital leases. Accumulated depreciation relating to assets under capital lease totaled $5 million and $2 million as of June 30, 2015 and September 30, 2014, respectively. Amortization of assets under capital lease is recorded as depreciation expense. As of June 30, 2015, remaining minimum lease payments for property under capital leases total $84 million, including $26 million of interest.

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Information Management Services	Total
Balance at September 30, 2014	$508	$262	$1,093	$1,863
Pacific Avionics acquisition	—	15	—	15
ARINC acquisition adjustment	—	—	(3)	(3)
Foreign currency translation adjustments and other	(7)	—	—	(7)
Balance at June 30, 2015	$501	$277	$1,090	$1,868

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Intangible assets are summarized as follows:

	June 30, 2015			September 30, 2014
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$322	$(192)	$130	$322	$(178)	$144
Backlog	5	(1)	4	5	(1)	4
Customer relationships:
Acquired	336	(82)	254	336	(67)	269
Up-front sales incentives	281	(58)	223	266	(47)	219
License agreements	13	(9)	4	13	(9)	4
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	47	—	47	47	—	47
In process research and development	9	—	9	—	—	—
Intangible assets	$1,028	$(356)	$672	$1,004	$(316)	$688

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
Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of June 30, 2015, the weighted average amortization period remaining for up-front sales incentives was approximately 10 years.
Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter
Anticipated amortization expense for up-front sales incentives	$14	$17	$17	$20	$23	$143
Anticipated amortization expense for all other intangible assets	41	39	36	31	29	246
Total	$55	$56	$53	$51	$52	$389

Amortization expense for intangible assets for the three and nine months ended June 30, 2015 was $15 million and $40 million, respectively, compared to $13 million and $34 million for the three and nine months ended June 30, 2014.

The Company reviews intangible assets for impairment at least annually, or whenever potential indicators of impairment exist.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Other Assets

Other assets are summarized as follows:

(in millions)	June 30, 2015	September 30, 2014
Long-term receivables	$98	$84
Investments in equity affiliates	14	8
Exchange and rental assets (net of accumulated depreciation of $98 at June 30, 2015 and $94 at September 30, 2014)	63	61
Other	148	135
Other assets	$323	$288

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

During the second quarter of 2015, the Company established a new joint venture, ACCEL (Tianjin) Flight Simulation Co., Ltd (ACCEL), to develop and deliver commercial flight simulators in China. ACCEL is a 50 percent owned joint venture with Beijing Bluesky Aviation Technology, an AVIC subsidiary. The Company's share of earnings or losses of ACCEL are included in the operating results of the Commercial Systems Segment. Consistent with the terms of the joint venture agreement, the Company expects to contribute cash totaling $7 million to the joint venture later in fiscal 2015 and fiscal 2016.

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

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $51 million and $139 million for the three and nine months ended June 30, 2015, respectively, and $42 million and $118 million for the three and nine months ended June 30, 2014, respectively. The deferred portion of profit generated from sales to equity affiliates was $1 million at June 30, 2015 and $1 million at September 30, 2014.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $2 million and $7 million for the three and nine months ended June 30, 2015, respectively, and $3 million and $8 million for the three and nine months ended June 30, 2014, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Debt

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. The commercial paper program is supported by the Company's $1 billion five-year revolving credit facility. At June 30, 2015, short-term commercial paper borrowings outstanding were $745 million with a weighted-average interest rate and maturity period of 0.51 percent and 28 days, respectively. At September 30, 2014, short term commercial paper borrowings outstanding were $504 million with a weighted-average interest rate and maturity period of 0.32 percent and 29 days, respectively.

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

The credit facilities include one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans. The ratio was 42 percent as of June 30, 2015. The credit facilities also contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under these credit facilities bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At June 30, 2015 and September 30, 2014 there were no outstanding borrowings under these revolving credit facilities.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $39 million as of June 30, 2015, of which $11 million was utilized to support commitments in the form of commercial letters of credit. At
June 30, 2015 and September 30, 2014, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At June 30, 2015 and September 30, 2014, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

December 2013 Long-term Debt Issuances
On December 16, 2013, the Company issued $300 million of floating rate unsecured debt due December 15, 2016 (the 2016 Notes). The 2016 Notes bear annual interest at a rate equal to three-month LIBOR plus 0.35 percent. As of June 30, 2015 the quarterly interest rate was 0.63 percent. The rate resets quarterly. The net proceeds to the Company from the 2016 Notes, after deducting $1 million of debt issuance costs, were $299 million.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The net proceeds after discounts and debt issuance costs from the December 16, 2013 debt issuances totaled $1.089 billion. Approximately $900 million was used to finance the ARINC acquisition and approximately $200 million was used to refinance notes that matured on December 1, 2013. The remaining ARINC purchase price was funded using commercial paper proceeds.

Other Long-term Debt
On November 16, 2011, the Company issued $250 million of 3.10 percent fixed rate unsecured debt due November 15, 2021 (the 2021 Notes).

On May 6, 2009, the Company issued $300 million of 5.25 percent fixed rate unsecured debt due July 15, 2019 (the 2019 Notes). In January 2010, the Company entered into interest rate swap contracts which effectively converted $150 million of the 2019 Notes to floating rate debt based on six-month LIBOR plus 1.235 percent. In June 2015, the company entered into interest rate swap contracts which effectively converted the remaining $150 million of the 2019 Notes to floating rate debt based on three-month LIBOR plus 3.56 percent. See Notes 16 and 17 for additional information relating to the interest rate swap contracts.

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

The 2043, 2023, 2021, 2019 and 2016 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at June 30, 2015 and September 30, 2014.

Long-term debt is summarized as follows:

(in millions)	June 30, 2015	September 30, 2014
Principal amount of 2043 Notes, net of discount	$398	$398
Principal amount of 2023 Notes, net of discount	399	399
Principal amount of 2021 Notes, net of discount	250	249
Principal amount of 2019 Notes, net of discount	299	299
Principal amount of 2016 Notes	300	300
Fair value swap adjustment (Notes 16 and 17)	21	18
Long-term debt, net	$1,667	$1,663

Interest paid on debt for the nine months ended June 30, 2015 and 2014 was $47 million and $41 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pension Benefits
The components of expense (income) for Pension Benefits for the three and nine months ended June 30, 2015 and June 30, 2014 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2015	2014	2015	2014
Service cost	$3	$3	$9	$8
Interest cost	39	43	117	126
Expected return on plan assets	(61)	(59)	(182)	(171)
Amortization:
Prior service credit	(1)	(3)	(2)	(9)
Net actuarial loss	18	17	54	51
Net benefit expense (income)	$(2)	$1	$(4)	$5

Other Retirement Benefits
The components of expense for Other Retirement Benefits for the three and nine months ended June 30, 2015 and June 30, 2014 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2015	2014	2015	2014
Service cost	$1	$—	$2	$2
Interest cost	2	3	6	7
Expected return on plan assets	—	(1)	(1)	(1)
Amortization:
Prior service credit	(2)	(2)	(4)	(7)
Net actuarial loss	2	2	5	6
Net benefit expense	$3	$2	$8	$7

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2014, the Company voluntarily contributed $55 million to its U.S. qualified pension plan. There was no minimum statutory funding requirement for 2015 and the Company does not currently expect to make any additional discretionary contributions during 2015 to this plan. Furthermore, the Company is not required to make, and does not intend to make, any contributions to the ARINC pension plans during 2015. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates, and actuarial assumptions. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $14 million in 2015. During the nine months ended June 30, 2015, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $11 million.

ARINC Pension Plan and Other Retirement Benefits
ARINC sponsors two primary pension sub-plans: one for union employees and one for non-union employees. ARINC also provides postretirement health coverage for many of its current and former employees and postretirement life insurance benefits for certain retirees. The ARINC pension and postretirement benefit obligations are included within Retirement Benefits as liabilities on the Company's Condensed Consolidated Statement of Financial Position as of June 30, 2015.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2015	2014	2015	2014
Stock-based compensation expense included in:
Product cost of sales	$1	$1	$5	$5
Selling, general and administrative expenses	4	4	12	12
Total	$5	$5	$17	$17
Income tax benefit	$2	$2	$6	$6

The Company issued awards of equity instruments under the Company's various incentive plans for the nine months ended June 30, 2015 and 2014 as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Nine months ended June 30, 2015	561.3	$19.52	131.0	$82.30	67.8	$84.47
Nine months ended June 30, 2014	581.8	$18.54	150.6	$71.44	78.9	$72.33

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2015 based on the achievement of performance targets for fiscal years 2015 through 2017 is approximately 313,000.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2015 Grants	2014 Grants
Risk-free interest rate	0.5% - 2.6%	0.3% - 3.0%
Expected dividend yield	1.6%	1.9%
Expected volatility	24.0%	28.0%
Expected life	7 years	7 years

Employee Benefits Paid in Company Stock
During the nine months ended June 30, 2015 and 2014, 0.4 million and 0.5 million shares, respectively, of the Company's common stock were issued to employees under the Company's employee stock purchase and defined contribution savings plans at a value of $37 million for each of the respective periods.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions, except per share amounts)	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Income from continuing operations	$178	$163	$510	$445
(Loss) from discontinued operations, net of taxes	—	(5)	(8)	(8)
Net income	$178	$158	$502	$437
Denominator:
Denominator for basic earnings per share – weighted average common shares	132.1	135.2	132.4	135.3
Effect of dilutive securities:
Stock options	1.0	1.3	1.0	1.2
Performance shares, restricted stock and restricted stock units	0.5	0.4	0.5	0.4
Dilutive potential common shares	1.5	1.7	1.5	1.6
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	133.6	136.9	133.9	136.9
Earnings (loss) per share:
Basic
Continuing operations	$1.35	$1.21	$3.85	$3.29
Discontinued operations	—	(0.04)	(0.06)	(0.06)
Basic earnings per share	$1.35	$1.17	$3.79	$3.23
Diluted
Continuing operations	$1.33	$1.19	$3.81	$3.25
Discontinued operations	—	(0.04)	(0.06)	(0.06)
Diluted earnings per share	$1.33	$1.15	$3.75	$3.19

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. No stock options were excluded from the average outstanding diluted shares calculation for the three and nine months ended June 30, 2015 and 2014, respectively.

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's per share amount may not equal the total per share amount for the full year.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss (AOCL), net of tax, by component for the nine months ended June 30, 2015 are as follows:

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges	Total
Balance at September 30, 2014	$(15)	$(1,348)	$(3)	$(1,366)
Other comprehensive loss before reclassifications	(27)	—	(5)	(32)
Amounts reclassified from accumulated other comprehensive loss	—	33	3	36
Net current period other comprehensive income/(loss)	(27)	33	(2)	4
Balance at June 30, 2015	$(42)	$(1,315)	$(5)	$(1,362)

(1) Reclassifications from AOCL to net income, related to the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans, were $53 million ($33 million net of tax) for the nine months ended June 30, 2015. The reclassifications are included in the computation of net benefit expense. See Note 11, Retirement Benefits, for additional details.

14.	Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2015	2014	2015	2014
Earnings from equity affiliates	$1	$2	$2	$6
Gain from business divestiture	—	—	—	10
Other	3	3	7	4
Other income, net	$4	$5	$9	$20

15.	Income Taxes

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

During the three months ended June 30, 2015 and 2014, the effective income tax rate from continuing operations was 24.9 percent and 28.8 percent, respectively. The lower current year effective income tax rate from continuing operations was primarily due to favorable adjustments related to the remeasurement of certain prior year tax positions.

During the nine months ended June 30, 2015 and 2014, the effective income tax rate from continuing operations was 26.7 percent and 29.3 percent, respectively. The lower current year effective income tax rate from continuing operations was primarily due to the retroactive extension of the Federal R&D Tax Credit which had previously expired on December 31, 2013 and favorable remeasurement of certain prior year tax positions. These favorable adjustments were partially offset by the absence of the recognition of a tax benefit related to the Extraterritorial Income Exclusions claimed in prior years.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company had net income tax payments of $124 million and $166 million during the nine months ended June 30, 2015 and 2014, respectively.

The Company has gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $42 million and $48 million as of June 30, 2015 and September 30, 2014, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $15 million and $25 million as of June 30, 2015 and September 30, 2014, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $15 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $2 million and $1 million as of June 30, 2015 and September 30, 2014, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations was $0 million and $1 million during the nine months ended June 30, 2015 and 2014, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and September 30, 2014 are as follows:

		June 30, 2015	September 30, 2014
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$52	$50
Interest rate swap assets	Level 2	21	18
Foreign currency forward exchange contract assets	Level 2	9	6
Foreign currency forward exchange contract liabilities	Level 2	(13)	(9)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between Levels of the fair value hierarchy during the nine months ended June 30, 2015 or 2014.

The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	June 30, 2015		September 30, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$294	$294	$323	$323
Short-term debt	(745)	(745)	(504)	(504)
Long-term debt	(1,646)	(1,716)	(1,645)	(1,747)

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

Interest Rate Swaps
The Company manages its exposure to interest rate risk by maintaining a mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. To help meet this objective, the Company may use financial instruments in the form of interest rate swaps. In January 2010, the Company entered into two interest rate swap contracts which expire on July 15, 2019 and effectively converted $150 million of the 2019 Notes to floating rate debt based on six-month LIBOR plus 1.235 percent. In June 2015, the Company entered into two interest rate swap contracts which expire on July 15, 2019 and effectively converted the remaining $150 million of the 2019 Notes to floating rate debt based on three-month LIBOR plus 3.56 percent (collectively the 2019 Swaps).

In March 2014, the Company entered into three interest rate swap contracts (the 2023 Swaps) which expire on December 15, 2023 and effectively converted $200 million of the 2023 Notes to floating rate debt based on one-month LIBOR plus 0.94 percent.

The Company designated both the 2019 and the 2023 Swaps (the Swaps) as fair value hedges. The Swaps are recorded within Other Assets at a fair value of $21 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $21 million at June 30, 2015. At September 30, 2014, the Swaps were recorded within Other Assets at a fair value of $18 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $18 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

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

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of June 30, 2015 and September 30, 2014, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $339 million and $575 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of June 30, 2015 and September 30, 2014 are as follows:

		Asset Derivatives
(in millions)	Classification	June 30, 2015	September 30, 2014
Foreign currency forward exchange contracts	Other current assets	$9	$6
Interest rate swaps	Other assets	21	18
Total		$30	$24

		Liability Derivatives
(in millions)	Classification	June 30, 2015	September 30, 2014
Foreign currency forward exchange contracts	Other current liabilities	$13	$9

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of June 30, 2015 there were undesignated foreign currency forward exchange contracts classified within Other current assets of $1 million and Other current liabilities of $2 million.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2015 and 2014 is as follows:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended		Nine Months Ended
		June 30		June 30
(in millions)	Location of Gain (Loss)	2015	2014	2015	2014
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Interest rate swaps	Interest expense	$3	$2	$8	$6
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	(1)	2	(8)	1
Amount of gain (loss) reclassified from AOCL into income	Cost of sales	(1)	—	(4)	—
Forward starting interest rate swaps:
Amount of gain recognized in AOCL (effective portion, before deferred tax impact)	AOCL	—	—	—	3
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	—	—	(5)	—

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the nine months ended June 30, 2015. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and nine months ended June 30, 2015.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of June 30, 2015. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

The Company expects to reclassify approximately $6 million of net losses into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at June 30, 2015 was 61 months.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Nine Months Ended
	June 30
(in millions)	2015	2014
Balance at beginning of year	$104	$121
Warranty costs incurred	(34)	(35)
Product warranty accrual	33	36
Changes in estimates for prior years	(7)	(12)
Foreign currency translation adjustments and other	(2)	(1)
Balance at June 30	$94	$109

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of June 30, 2015, the outstanding loan balance was approximately $3 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of June 30, 2015, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at June 30, 2015 were $269 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of June 30, 2015, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of June 30, 2015, which represents management’s best estimate of the probable future cost for this site.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

21.	Restructuring, Pension Settlement and Asset Impairment Charges, Net

In September 2014, the Company recorded pension settlement and restructuring charges totaling $9 million. This amount was comprised of (i) $5 million for pension settlement charges (included within Selling, general, and administrative expense) and (ii) $4 million for employee severance costs related to the consolidation and closure of two service centers as part of a plan to optimize the efficiency of the Company's global service center footprint. These severance costs were included within cost of sales. Through June 30, 2015, the Company has completed all cash payments associated with these actions.

During the year ended September 30, 2012, the Company recorded restructuring and asset impairment charges, net totaling $58 million. Included in this charge was $35 million related to employee severance costs, primarily resulting from decisions to realign the Company's European organizational structure to better position the business for long-term growth and to adjust the size of the workforce in anticipation of the sequestration impacts on the U.S. defense budgets. Through June 30, 2015, the Company has made cash severance payments of approximately $31 million related to the 2012 restructuring action. As of June 30, 2015, $4 million of employee separation costs related to the 2012 action remain to be paid in future periods.

22.	Business Segment Information

The sales and earnings of continuing operations of the Company's operating segments are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2015	2014	2015	2014
Sales:
Commercial Systems	$611	$583	$1,798	$1,660
Government Systems	530	535	1,606	1,604
Information Management Services	152	146	456	313
Total sales	$1,293	$1,264	$3,860	$3,577

Segment operating earnings:
Commercial Systems	$141	$130	$408	$368
Government Systems	108	112	328	328
Information Management Services	23	21	66	41
Total segment operating earnings	272	263	802	737

Interest expense(1)	(15)	(15)	(45)	(43)
Stock-based compensation	(5)	(5)	(17)	(17)
General corporate, net	(15)	(14)	(44)	(45)
Gain on divestiture of business	—	—	—	10
ARINC transaction costs(1)	—	—	—	(13)
Income from continuing operations before income taxes	237	229	696	629
Income tax expense	(59)	(66)	(186)	(184)
Income from continuing operations	$178	$163	$510	$445

(1) During the nine months ended June 30, 2014, the Company incurred $3 million of bridge credit facility fees related to the acquisition of ARINC. These costs are included in interest expense; total transaction costs related to the acquisition of ARINC during this period were $16 million.

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

The following table summarizes sales by category for the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2015	2014	2015	2014
Commercial Systems sales categories:
Air transport aviation electronics	$337	$325	$1,030	$942
Business and regional aviation electronics	274	258	768	718
Commercial Systems sales	611	583	1,798	1,660

Government Systems sales categories:
Avionics	328	317	1,009	967
Communication products	107	107	309	327
Surface solutions	43	68	147	182
Navigation products	52	43	141	128
Government Systems sales	530	535	1,606	1,604

Information Management Services sales	152	146	456	313

Total sales	$1,293	$1,264	$3,860	$3,577

The air transport and business and regional aviation electronics sales categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three and nine months ended June 30, 2015, sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $13 million and $44 million, respectively, compared to $17 million and $54 million for the three and nine months ended June 30, 2014.

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

On December 23, 2013, we completed our acquisition of ARINC for $1.405 billion. The acquisition of ARINC was funded through a combination of new long-term debt issuances and commercial paper borrowings. In connection with this acquisition, a new Information Management Services business segment was formed. This new segment combines ARINC with the Company's legacy flight services business, which had previously been included in the Commercial Systems segment. The acquisition of ARINC expands our position as a leading provider of information management services.

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

During the first nine months of 2015, total revenues increased 8 percent, driven by the ARINC acquisition and an 8 percent increase in Commercial Systems revenues. Diluted earnings per share from continuing operations increased 17 percent to $3.81, due to the ARINC acquisition, higher earnings from Commercial Systems sales growth, the retroactive benefit of the Federal R&D Tax Credit and favorable adjustments related to the remeasurement of certain prior year tax positions.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted, which retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2014 through December 31, 2014. This favorable tax credit had previously expired on December 31, 2013. Inclusive of this legislation, we expect our effective income tax rate for 2015 to be about 28 percent.

The following table is a summary of our company's fiscal year 2015 guidance for continuing operations.

•	total sales in the range of $5.25 billion to $5.3 billion (updated from $5.2 billion to $5.3 billion)

•	diluted earnings per share in the range of $5.15 to $5.25 (updated from $5.10 to $5.30)

•	cash provided by operating activities in the range of $725 million to $775 million (updated from $700 million to $800 million)

•	capital expenditures of about $200 million

•	total research and development investment of about $1 billion(1)

(1) Total research and development (R&D) investment is comprised of company and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for the three and nine months ended June 30, 2015 and 2014 and should be read in conjunction with our condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, the results of Datapath and ASES have been accounted for as discontinued operations for all periods presented. Unless otherwise noted, disclosures pertain to our continuing operations.

Three Months Ended June 30, 2015 and 2014

Sales

	Three Months Ended June 30
(in millions)	2015	2014
Total Sales	$1,293	$1,264
Percent increase	2%

Total sales increased $29 million, or 2 percent for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Commercial Systems sales increased by $28 million, Information Management Services sales increased by $6 million and Government Systems sales decreased by $5 million. Refer to the Commercial Systems, Information Management Services and Government Systems sections of the Segment Financial Results below for a detailed discussion of sales in the third quarter of 2015 as compared to the same period last year.

Cost of Sales

	Three Months Ended June 30
(in millions)	2015	2014
Total cost of sales	$888	$877
Percent of total sales	68.7%	69.4%

Cost of sales consists of all costs incurred to design and manufacture our products and provide our services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization, service and support and other related expenses. Total cost of sales increased $11 million, or 1 percent, primarily due to the following:

•	$16 million from higher sales volume in Commercial Systems and Information Management Services

•	$4 million from higher amortization of pre-production engineering costs

•	partially offset by $8 million of lower cost of sales from lower sales volume and other cost savings initiatives in Government Systems

Research and Development Expense

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended June 30
(in millions)	2015	2014
Customer-funded:
Commercial Systems	$47	$37
Government Systems	98	85
Information Management Services	3	3
Total customer-funded	148	125
Company-funded:
Commercial Systems	40	43
Government Systems	20	18
Information Management Services (1)	—	1
Total company-funded	60	62
Total research and development expense	$208	$187
Percent of total sales	16.1%	14.8%
(1) Research and development expenses for the Information Management Services segment do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property on the Condensed Consolidated Statement of Financial Position.
We make significant investments in research and development to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded R&D expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $14 million and $10 million for the three months ended June 30, 2015 and 2014, respectively. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our investments in pre-production engineering effort.

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

Total R&D expense for the three months ended June 30, 2015 increased $21 million from the same period last year. The customer-funded portion of R&D expense increased $23 million primarily due to higher development expenditures for various international programs in Commercial Systems and data link programs in Government Systems, as well as higher amortization of pre-production engineering costs in Commercial Systems and Government Systems. The $2 million decrease in company-funded R&D was principally driven by a wind down in development expenditures for the Embraer Legacy program in Commercial Systems.

In addition to the R&D expenses above, development expenditures incurred on the Boeing 737 MAX platform and Bombardier CSeries and Global 7000/8000 programs resulted in a net $34 million increase to our investments in pre-production engineering programs capitalized within inventory. The net increase of $34 million for the three months ended June 30, 2015 was $9 million less than the $43 million net increase in pre-production engineering costs capitalized within inventory during the three months ended June 30, 2014 primarily due to lower development expenditures for the Airbus A350 program. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

	Three Months Ended June 30
(in millions)	2015	2014
Selling, general and administrative expenses	$157	$148
Percent of total sales	12.1%	11.7%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the three months ended June 30, 2015 increased $9 million due primarily to higher international business development expenses, bid and proposal costs and costs associated with the acquisition and integration of Pacific Avionics.

Interest Expense

	Three Months Ended June 30
(in millions)	2015	2014
Interest expense	$15	$15

See Note 10 of the Notes to Condensed Consolidated Financial Statements for more detail regarding outstanding debt.

Net Income and Diluted Earnings Per Share

	Three Months Ended June 30
(in millions, except per share amounts)	2015	2014
Income from continuing operations	$178	$163
Percent of sales	13.8%	12.9%

(Loss) from discontinued operations, net of taxes	—	(5)
Net income	$178	$158

Diluted earnings per share from continuing operations	$1.33	$1.19
Diluted (loss) per share from discontinued operations	—	(0.04)
Diluted earnings per share	$1.33	$1.15

Weighted average diluted common shares	133.6	136.9

Income from continuing operations, net of taxes, for the three months ended June 30, 2015 was $178 million, up 9 percent, or $15 million, from the $163 million in income from continuing operations, net of taxes, reported for the three months ended June 30, 2014. Diluted earnings per share from continuing operations increased 12 percent to $1.33 during this same time period. The rate of increase in diluted earnings per share from continuing operations was more than the rate of increase in income from continuing operations, net of taxes, because of the favorable impacts from our share repurchase program.

Income from continuing operations, net of taxes, and diluted earnings per share from continuing operations during the quarter ended June 30, 2015 benefited from higher operating earnings in Commercial Systems and Information Management Services as well as a lower effective income tax rate.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

	Three Months Ended June 30
(in millions)	2015	2014
Air transport aviation electronics:
Original equipment	$202	$181
Aftermarket	122	127
Wide-body in-flight entertainment	13	17
Total air transport aviation electronics	337	325
Business and regional aviation electronics:
Original equipment	171	157
Aftermarket	103	101
Total business and regional aviation electronics	274	258
Total	$611	$583
Percent increase	5%

Total air transport aviation electronics sales increased $12 million, or 4 percent, primarily due to the following:

•
original equipment sales increased $21 million, or 12 percent, primarily due to improved share of airline selectable equipment, higher customer funded development program sales and higher deliveries in support of the Airbus A350 entry into service

•	aftermarket sales decreased $5 million, or 4 percent, primarily driven by lower spares provisioning for the Boeing 787 program, partially offset by higher retrofit sales

•
wide-body IFE sales decreased $4 million, or 24 percent, as airlines continued to decommission their legacy IFE systems and no longer require our services, given the Company's strategic decision announced in 2005 to cease investment in this product area

Total business and regional aviation electronics sales increased $16 million, or 6 percent, primarily due to the following:

•
original equipment sales increased $14 million, or 9 percent, primarily due to higher customer funded development program revenues and higher product deliveries to a Chinese regional aircraft manufacturer

•	aftermarket sales increased $2 million, or 2 percent, driven by higher cabin retrofits and regulatory mandate upgrades, partially offset by lower spares provisioning

Commercial Systems Segment Operating Earnings

	Three Months Ended June 30
(in millions)	2015	2014
Segment operating earnings	$141	$130
Percent of sales	23.1%	22.3%

Commercial Systems operating earnings increased $11 million, or 8 percent, primarily due to the following:

•
the $28 million increase in sales discussed in the Commercial Systems sales section above, which resulted in a $15 million increase in cost and incremental earnings of $13 million, or 46 percent, of the higher sales volume. The margin on the incremental sales benefited from favorable customer-funded development program adjustments

•	a $3 million decrease in company-funded R&D expenses

•
partially offset by $5 million of other net decreases to operating earnings, including higher amortization of pre-production engineering costs and higher costs associated with the acquisition and integration of Pacific Avionics

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to incremental earnings from higher sales volume and the favorable customer-funded development program adjustments.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended June 30
(in millions)	2015	2014
Avionics	$328	$317
Communication products	107	107
Surface solutions	43	68
Navigation products	52	43
Total	$530	$535
Percent decrease	(1)%

Avionics sales increased $11 million, or 3 percent, primarily due to the following:

•	$32 million increase from higher deliveries on various rotary wing platforms and higher KC-10 retrofit sales

•	partially offset by $21 million in other net decreases to revenue, primarily due to lower simulation and training sales

Communication products sales were flat to prior year, primarily driven by a $7 million decrease from lower deliveries of Joint Tactical Radio System Manpack radios, offset by a $7 million increase in data link development sales.

Surface solutions sales decreased $25 million, or 37 percent, primarily driven by lower deliveries of Firestorm targeting systems and lower development sales for the Common Range Integrated Instrumentation System program.

Navigation products sales increased $9 million, or 21 percent, primarily due to development effort on modernized GPS products.

Changes in foreign currency exchange rates, primarily the strengthening of the U.S. dollar, resulted in a $12 million reduction to Government Systems sales for the three months ended June 30, 2015 when compared to the same period in the prior year. This $12 million reduction is included within the Government Systems sales categories above.

Government Systems Segment Operating Earnings

	Three Months Ended June 30
(in millions)	2015	2014
Segment operating earnings	$108	$112
Percent of sales	20.4%	20.9%

Government Systems operating earnings decreased $4 million, or 4 percent, primarily due to higher investment in company-funded R&D expense, higher bid and proposal costs, and lower earnings from the $5 million decrease in sales discussed in the Government Systems Sales section above, partially offset by benefits from other cost savings initiatives.

Information Management Services Financial Results

Information Management Services Sales

The following table presents Information Management Services sales:

	Three Months Ended June 30
(in millions)	2015	2014
Sales	$152	$146
Percent increase	4%

Total Information Management Services sales increased $6 million, or 4 percent. The increase in sales was driven by 8 percent growth in aviation related sales, including GLOBALinkSM and ARINCDirectSM, partially offset by lower sales due to the exit of certain government programs.

Information Management Services Segment Operating Earnings

	Three Months Ended June 30
(in millions)	2015	2014
Segment operating earnings	$23	$21
Percent of sales	15.1%	14.4%

Information Management Services operating earnings increased $2 million, or 10 percent, primarily due to:

•	incremental earnings from the $6 million increase in sales discussed in the Information Management Services sales section above

•	the absence of certain licensing costs incurred in the prior year

•	partially offset by higher business development costs

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of Sales, SG&A and Other Income, net on the Condensed Consolidated Statement of Operations. General corporate, net is summarized as follows:

	Three Months Ended June 30
(in millions)	2015	2014
General corporate, net	$15	$14

Nine Months Ended June 30, 2015 and 2014

Sales

	Nine Months Ended June 30
(in millions)	2015	2014
Total Sales	$3,860	$3,577
Percent increase	8%

Total sales increased $283 million, or 8 percent for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014. ARINC, which was acquired on December 23, 2013, contributed $131 million of inorganic revenue growth. Commercial Systems sales increased by $138 million, Information Management Services sales increased organically by $12 million and Government Systems sales increased by $2 million. Refer to the Commercial Systems, Information Management Services and Government Systems sections of the Segment Financial Results below for a detailed discussion of sales for the nine months ended June 30, 2015 as compared to the same period last year.

Cost of Sales

	Nine Months Ended June 30
(in millions)	2015	2014
Total cost of sales	$2,682	$2,495
Percent of total sales	69.5%	69.8%

Cost of sales consists of all costs incurred to design and manufacture our products and provide our services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization, service and support and other related expenses. Total cost of sales increased $187 million, or 7 percent, primarily due to the following:

•	$91 million from inorganic sales growth attributable to ARINC, which was acquired on December 23, 2013

•	$81 million from organic sales growth volume driven by improved revenues in Commercial Systems, Government Systems and Information Management Services

•	$11 million from higher amortization of pre-production engineering costs

•	$7 million from higher company-funded R&D expenses, as explained below

Research and Development Expense

R&D expense is included as a component of cost of sales and is summarized as follows:

	Nine Months Ended June 30
(in millions)	2015	2014
Customer-funded:
Commercial Systems	$131	$86
Government Systems	293	266
Information Management Services	7	5
Total customer-funded	431	357
Company-funded:
Commercial Systems	138	140
Government Systems	62	53
Information Management Services (1)	1	1
Total company-funded	201	194
Total research and development expense	$632	$551
Percent of total sales	16.4%	15.4%
(1) Research and development expenses for the Information Management Services segment do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property on the Condensed Consolidated Statement of Financial Position.
We make significant investments in research and development to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded R&D expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $35 million and $24 million for the nine months ended June 30, 2015 and 2014, respectively. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our investments in pre-production engineering effort.

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

Total R&D expense for the nine months ended June 30, 2015 increased $81 million from the same period last year. The customer-funded portion of R&D expense increased $74 million primarily due to higher development expenditures for various international programs in Commercial Systems and data link programs in Government Systems, as well as higher amortization of pre-production engineering costs in Commercial Systems and Government Systems.

The $7 million increase in company-funded R&D was principally driven by an increase in R&D efforts associated with positioning our Government Systems business for new growth opportunities.

In addition to the R&D expenses above, development expenditures incurred on the Boeing 737 MAX platform and Bombardier CSeries and Global 7000/8000 programs resulted in a net $99 million increase to our investments in pre-production engineering programs capitalized within inventory. The net increase of $99 million for the nine months ended June 30, 2015 was $33 million less than the $132 million net increase in pre-production engineering costs capitalized within inventory during the nine months ended June 30, 2014 primarily due to lower development expenditures for the Airbus A350 program. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

	Nine Months Ended June 30
(in millions)	2015	2014
Selling, general and administrative expenses	$446	$430
Percent of total sales	11.6%	12.0%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the nine months ended June 30, 2015 increased $16 million, or 4 percent, primarily due to:

•	$19 million of inorganic SG&A cost growth from the acquired ARINC business

•	higher international business development and bid and proposal costs

•	partially offset by the absence of $13 million of transaction costs for legal, accounting and advisory fees resulting from the ARINC acquisition

The decrease in SG&A expenses as a percent of sales was primarily due to higher organic sales volume, the absence of transaction costs incurred in the prior year associated with the acquisition of ARINC and other costs savings initiatives.

Interest Expense

	Nine Months Ended June 30
(in millions)	2015	2014
Interest expense	$45	$43
Percent increase	5%

Interest expense increased $2 million for the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014, primarily due to incremental interest on the new long-term debt and commercial paper issued to fund the ARINC acquisition.

See Note 10 of the Notes to Condensed Consolidated Financial Statements for more detail regarding outstanding debt.

Net Income and Diluted Earnings Per Share

	Nine Months Ended June 30
(in millions, except per share amounts)	2015	2014
Income from continuing operations	$510	$445
Percent of sales	13.2%	12.4%

(Loss) from discontinued operations, net of taxes	(8)	(8)
Net income	$502	$437

Diluted earnings per share from continuing operations	$3.81	$3.25
Diluted (loss) per share from discontinued operations	(0.06)	(0.06)
Diluted earnings per share	$3.75	$3.19

Weighted average diluted common shares	133.9	136.9

Income from continuing operations, net of taxes, for the nine months ended June 30, 2015 was $510 million, up 15 percent, or $65 million, from the $445 million in income from continuing operations, net of taxes, reported for the nine months ended June 30, 2014. Diluted earnings per share from continuing operations increased 17 percent to $3.81 during this same time period. The rate of increase in diluted earnings per share from continuing operations was more than the rate of increase in income from continuing operations, net of taxes, because of the favorable impacts from our share repurchase program.

Income from continuing operations, net of taxes, and diluted earnings per share from continuing operations during the nine months ended June 30, 2015 benefited from higher operating earnings in Commercial Systems and Information Management Services as well as a lower effective income tax rate.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

	Nine Months Ended June 30
(in millions)	2015	2014
Air transport aviation electronics:
Original equipment	$597	$509
Aftermarket	389	379
Wide-body in-flight entertainment	44	54
Total air transport aviation electronics	1,030	942
Business and regional aviation electronics:
Original equipment	477	432
Aftermarket	291	286
Total business and regional aviation electronics	768	718
Total	$1,798	$1,660
Percent increase	8%

Total air transport aviation electronics sales increased $88 million, or 9 percent, primarily due to the following:

•
original equipment sales increased $88 million, or 17 percent, primarily due to higher OEM production rates, improved share of airline selectable equipment and higher customer-funded development program sales

•
aftermarket sales increased $10 million, or 3 percent, primarily driven by higher sales of used aircraft parts, higher customer-funded development program sales and higher service and support activities, partially offset by lower spares provisioning for the Boeing 787 program

•
wide-body IFE sales decreased $10 million, or 19 percent, as airlines continued to decommission their legacy IFE systems and no longer require our services, given the Company's strategic decision announced in 2005 to cease investment in this product area

Total business and regional aviation electronics sales increased $50 million, or 7 percent, primarily due to the following:

•
original equipment sales increased $45 million, or 10 percent, primarily due to higher customer-funded development program revenues, higher product deliveries for mid and heavy business aircraft and higher product deliveries to a Chinese regional aircraft manufacturer

•	aftermarket sales increased $5 million, or 2 percent, driven by higher cabin retrofit activity and higher regulatory mandate upgrades partially offset by lower spares provisioning

Commercial Systems Segment Operating Earnings

	Nine Months Ended June 30
(in millions)	2015	2014
Segment operating earnings	$408	$368
Percent of sales	22.7%	22.2%

Commercial Systems operating earnings increased $40 million, or 11 percent, primarily due to the following:

•
the $138 million increase in sales discussed in the Commercial Systems sales section above, which resulted in a $90 million increase in cost and incremental earnings of $48 million, or 35 percent of the higher sales volume

•	partially offset by $8 million of other net decreases to operating earnings, including higher amortization of pre-production engineering costs

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to incremental earnings from higher sales volume.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Nine Months Ended June 30
(in millions)	2015	2014
Avionics	$1,009	$967
Communication products	309	327
Surface solutions	147	182
Navigation products	141	128
Total	$1,606	$1,604
Percent increase	—%

Avionics sales increased $42 million, or 4 percent, primarily due to the following:

•	$77 million increase from higher deliveries on various rotary wing platforms and higher KC-10 retrofit sales

•	partially offset by $35 million in other net decreases to revenue, including lower KC-46 development program sales and lower simulation and training sales

Communication products sales decreased $18 million, or 6 percent, primarily driven by a $53 million decrease from lower deliveries of Joint Tactical Radio System Manpack radios, partially offset by increases in data link development sales and ARC-210 radio deliveries.

Surface solutions sales decreased $35 million, or 19 percent, primarily driven by lower deliveries of Firestorm targeting systems and lower development sales for the Common Range Integrated Instrumentation System program.

Navigation products sales increased $13 million, or 10 percent, primarily due to increased deliveries of radio navigation products.

Changes in foreign currency exchange rates, primarily the strengthening of the U.S. dollar, resulted in a $27 million reduction to Government Systems sales for the nine months ended June 30, 2015 when compared to the same period in the prior year. This $27 million reduction is included within the Government Systems sales categories above.

Government Systems Segment Operating Earnings

	Nine Months Ended June 30
(in millions)	2015	2014
Segment operating earnings	$328	$328
Percent of sales	20.4%	20.4%

Government Systems operating earnings were flat to prior year, with increased investment in company-funded R&D expense being offset by favorable development program adjustments.

Information Management Services Financial Results

Information Management Services Sales

The following table presents Information Management Services sales:

	Nine Months Ended June 30
(in millions)	2015	2014
Sales	$456	$313
Percent increase	46%

Total Information Management Services sales increased $143 million, primarily due to a $131 million inorganic increase from the acquisition of ARINC, which occurred on December 23, 2013.
Note 3 of the Notes to Condensed Consolidated Financial Statements presents supplemental pro-forma financial data as if the acquisition of ARINC had been completed prior to October 1, 2013. The pro-forma data included in Note 3 combines our consolidated results with the stand-alone results of ARINC for the pre-acquisition periods. The pro-forma data excludes the results of ASES, which was divested on March 10, 2015. The supplemental pro-forma data is not necessarily indicative of results that actually would have occurred had the acquisition truly been consummated prior to October 1, 2013. On a pro-forma basis, sales for the Information Management Services segment would be $456 million and $419 million for the nine months ended June 30, 2015 and 2014, respectively. The $37 million, or 9 percent, increase in the pro-forma sales was primarily due to the following:

•	double-digit sales growth in aviation related sales, including GLOBALinkSM and ARINCDirectSM

•	higher rail related sales due to certain unfavorable contract adjustments recorded in the first quarter of fiscal 2014

•	partially offset by lower sales due to the exit of certain government programs
Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further pro-forma disclosures.

Information Management Services Segment Operating Earnings

	Nine Months Ended June 30
(in millions)	2015	2014
Segment operating earnings	$66	$41
Percent of sales	14.5%	13.1%

Information Management Services operating earnings increased $25 million, primarily due to a $19 million inorganic increase from the acquisition of ARINC. The remaining $6 million increase is primarily due to:

•	incremental earnings from the $12 million organic increase in sales discussed in the Information Management Services sales section above

•	the absence of certain licensing costs incurred in the prior year

•	partially offset by higher business development costs

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of Sales, SG&A and Other Income, net on the Condensed Consolidated Statement of Operations. General corporate, net is summarized as follows:

	Nine Months Ended June 30
(in millions)	2015	2014
General corporate, net	$44	$45

Retirement Plans

Net benefit expense for pension benefits and other retirement benefits are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
(in millions)	2015	2014	2015	2014
Pension benefits	$(2)	$1	$(4)	$5
Other retirement benefits	3	2	8	7
Net benefit expense	$1	$3	$4	$12

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

During the nine months ended June 30, 2015, we made a $55 million voluntary contribution to our legacy U.S. qualified pension plan. There is no minimum statutory funding requirement for 2015 and we do not currently expect to make any additional discretionary contributions during 2015 to this plan. Furthermore, we are not required to make, and do not intend to make, any contributions to the ARINC pension plans during 2015. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total $14 million in 2015.

Other Retirement Benefits
We expect other retirement benefits expense of approximately $11 million in 2015, compared to $10 million of expense in 2014.

Income Taxes

At the end of each interim reporting period, we make an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The difference between our effective income tax rate and the statutory income tax rate is generally the result of the tax benefits derived from the Federal R&D Tax Credit, the Domestic Manufacturing Deduction, and the results of global income tax examinations.

During the three months ended June 30, 2015 and 2014, the effective income tax rate from continuing operations was 24.9 percent and 28.8 percent, respectively. The lower current year effective income tax rate from continuing operations was primarily due to favorable adjustments related to the remeasurement of certain prior year tax positions.

During the nine months ended June 30, 2015 and 2014, the effective income tax rate from continuing operations was 26.7 percent and 29.3 percent, respectively. The lower current year effective income tax rate from continuing operations was primarily due to the retroactive extension of the Federal R&D Tax Credit which had previously expired on December 31, 2013 and favorable remeasurement of certain prior year tax positions. These favorable adjustments were partially offset by the absence of the recognition of a tax benefit related to the Extraterritorial Income Exclusions claimed in prior years.

For fiscal year 2015, our effective income tax rate is projected to be about 28 percent which includes the retroactive extension of the Federal R&D Tax Credit.

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

Operating Activities

	Nine Months Ended June 30
(in millions)	2015	2014
Cash provided by operating activities from continuing operations	$341	$265

The $76 million increase in cash provided by operating activities during the nine months ended June 30, 2015 compared to the same period last year was primarily due to the following:

•
cash receipts from customers increased by $170 million to $3.764 billion in the nine months ended June 30, 2015 compared to $3.594 billion in the nine months ended June 30, 2014. The increase in cash receipts from customers was less than the sales volume increase of $283 million due to the timing of sales and collection of receivables

•
cash payments for income taxes decreased $42 million to $124 million during the first nine months of fiscal year 2015 compared to $166 million during the same period last year. The decrease in cash used for income tax payments was primarily from the retroactive reinstatement of the Federal R&D tax credit and bonus depreciation as a result of the Tax Increase Prevention Act of 2014

•
the above items were partially offset by higher payments for production inventory and other operating costs which increased $131 million to $3.117 billion for the nine months ended June 30, 2015 compared to $2.986 billion during the nine months ended June 30, 2014. The increased payments for operating costs primarily resulted from higher sales volume

Investing Activities

	Nine Months Ended June 30
(in millions)	2015	2014
Cash (used for) investing activities from continuing operations	$(187)	$(1,497)

Cash used for investing activities for the nine months ended June 30, 2015 decreased $1.310 billion compared to the nine months ended June 30, 2014 primarily due to the following:

•	we paid $1.405 billion for the December 2013 acquisition of ARINC

•	the above item was partially offset by a $40 million increase in cash payments for property additions for the nine months ended June 30, 2015, compared to the same period last year

•	in addition, we received $24 million in proceeds from the divestiture of our KOSI business in November 2013

•	also, we paid $24 million for the March 2015 acquisition of Pacific Avionics

Financing Activities

	Nine Months Ended June 30
(in millions)	2015	2014
Cash (used for) provided by financing activities from continuing operations	$(153)	$1,316

The $1.469 billion increase in cash used for financing activities during the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014 was primarily due to the following:

•
in December 2013, we received net proceeds of $1.089 billion from the issuance of long-term debt. A portion of these proceeds were used to finance the acquisition of ARINC and the remainder was used to refinance $200 million of long-term debt that matured in December 2013

•
net proceeds from short-term commercial paper borrowings decreased $379 million. During the nine months ended June 30, 2015, net proceeds from short-term commercial paper borrowings were $241 million, compared to net proceeds of $620 million during the same period last year. The incrementally higher proceeds in the prior year were used primarily to finance the acquisition of ARINC

•	cash repurchases of common stock increased by $219 million to $330 million during the nine months ended June 30, 2015, compared to $111 million repurchased during the same period last year

Financial Condition and Liquidity

We maintain a capital structure that we believe enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure has provided the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners.

A comparison of key elements of our financial condition as of June 30, 2015 and September 30, 2014 are as follows:

(in millions)	June 30, 2015	September 30, 2014
Cash and cash equivalents	$294	$323
Short-term debt	(745)	(504)
Long-term debt, net	(1,667)	(1,663)
Net debt (1)	$(2,118)	$(1,844)
Total equity	$2,055	$1,889
Debt to total capitalization (2)	54%	53%
Net debt to total capitalization (3)	51%	49%

(1) Calculated as total of short-term and long-term debt, net (Total debt), less cash and cash equivalents
(2) Calculated as Total debt divided by the sum of Total debt plus Total equity
(3) Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. On December 23, 2013, we acquired ARINC for $1.405 billion. This acquisition was funded through a combination of new long-term debt and commercial paper borrowings. The proceeds from the long-term debt issuance totaled $1.089 billion, of which approximately $900 million was used for the ARINC acquisition, with the remaining portion used to effectively refinance the $200 million unsecured debt due December 1, 2013. The balance of the ARINC purchase price was funded with commercial paper issuances which we intend to pay down over the next few years using our operating cash flow.

As of June 30, 2015, approximately 81 percent of our cash and cash equivalents reside at non-U.S. locations and may not be readily accessible for use in the U.S. due to potential adverse income tax implications and other statutory limitations. Due to the fluctuations of cash flows, we supplement our internally-generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance.

At June 30, 2015, short-term commercial paper borrowings outstanding were $745 million with a weighted-average interest rate and maturity period of 0.51 percent and 28 days, respectively. At September 30, 2014, short-term commercial paper borrowings outstanding were $504 million with a weighted-average interest rate and maturity period of 0.32 percent and 29 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during the nine months ended June 30, 2015 was $903 million.

On September 24, 2013, the Company entered into new credit agreements to ensure adequate commercial paper borrowing capacity in anticipation of the Company's then pending ARINC acquisition and to meet other short-term cash requirements. The Company closed on these new revolving credit facilities on December 23, 2013, concurrent with the ARINC acquisition closing date. These new credit facilities consist of a five-year $1 billion credit facility that expires in December 2018 and a 364-day $200 million credit facility that expired in December 2014. These agreements replaced the prior $850 million revolving credit facility that was terminated concurrently upon the closing of the new agreements. These revolving credit facilities are in place principally to support our commercial paper program. The credit facilities include one financial covenant that requires us to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans. Our debt to total capitalization ratio on June 30, 2015 based on this financial covenant was 42 percent.

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

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of June 30, 2015:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Negative
Moody’s Investors Service	P-2	A3	Stable
Standard & Poor’s	A-2	A-	Stable

We were in compliance with all debt covenants at June 30, 2015 and September 30, 2014.

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

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to the financial condition of our customers and suppliers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; adjustments to the commercial OEM production rates and the aftermarket; the impacts of natural disasters, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or other sensitive information, corruption of data or operational disruption; delays related to the awards of domestic and internal contracts; delays in customer programs, including new aircraft programs entering into service later than anticipated; the continued support for military transformation and modernization programs; potential impact of volatility in oil prices, currency exchange rates or interest rates on the commercial aerospace industry or our business; the impact of terrorist events on the commercial aerospace industry; declining defense budgets results from budget deficits in the U.S. and abroad; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our business; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; potential unavailability of our mission-critical data and voice communication networks; unfavorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us, our customers, and our suppliers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute our internal performance plans such as our productivity and quality improvements and cost reduction initiatives; achievement of ARINC integration and synergy plans as well as our other acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of lawsuits, claims and legal proceedings, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At June 30, 2015, we had the following unsecured long-term debt obligations:

	June 30, 2015
(in millions)	Interest Rate	Carrying Value	Fair Value
$400 Notes due 2043	4.80%	$398	$414
$400 Notes due 2023	3.70%	399	410
$250 Notes due 2021	3.10%	250	258
$300 Notes due 2019	5.25%	299	334
$300 Notes due 2016	3 month LIBOR plus 0.35%	300	300

In June 2015, we entered into interest rate swap contracts which effectively converted $150 million of the Notes due 2019 to floating rate debt based on three month LIBOR plus 3.56 percent.

In March 2014, we entered into interest rate swap contracts which effectively converted $200 million of the Notes due 2023 to floating rate debt based on one month LIBOR plus 0.94 percent.

In January 2010, we entered into interest rate swap contracts which effectively converted $150 million of the Notes due 2019 to floating rate debt based on six month LIBOR plus 1.235 percent.

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $31 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $33 million. The fair value of the $500 million notional value of interest rate swap contracts was a $21 million net asset at June 30, 2015. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $5 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 16 and 17 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency forward exchange contracts were $339 million and $575 million at June 30, 2015 and September 30, 2014, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a $4 million net liability at June 30, 2015 and a $3 million net liability at September 30, 2014. A 10 percent increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at June 30, 2015 by $2 million. A 10 percent decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at June 30, 2015 by $3 million. For more information related to outstanding foreign currency forward exchange contracts, see Notes 16 and 17 in the Notes to Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of June 30, 2015, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter pursuant to our Board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2015 through April 30, 2015	75,000	$98.18	75,000	$462	million
May 1, 2015 through May 31, 2015	464,800	$97.21	464,800	$416	million
June 1, 2015 through June 30, 2015	380,000	$94.25	380,000	$380	million
Total/Average	919,800	$96.06	919,800

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

Dated: July 24, 2015

S-1