Form 10-K
period 2015-09-30
ROCKWELL COLLINS INC
filed 2015-11-17
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on April 3, 2015 was approximately $12.65 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
131,444,668 shares of the registrant's Common Stock were outstanding on November 2, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 4, 2016 is incorporated by reference into Part III.

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

Whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions of our 2015 Annual Report to Shareowners (2015 Annual Report) or to information in our Proxy Statement for the Annual Meeting of Shareowners to be held on February 4, 2016 (2016 Proxy Statement), such information shall be deemed to be incorporated herein by such reference.

All date references contained herein relate to our fiscal year ending on the Friday closest to September 30 unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end date. Fiscal year 2014 was a 53-week fiscal year, while 2015 and 2013 were 52-week fiscal years.

Financial Information About Our Business Segments

Financial information with respect to our business segments, including product line disclosures, revenues, operating earnings and total assets, is contained under the caption Segment Financial Results in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below and in Note 23 of the Notes to Consolidated Financial Statements in Item 8 below.

Access to the Company's Reports and Governance Information

We maintain an internet website at www.rockwellcollins.com. Our Annual Reports on Form 10-K, quarterly reports on Form  10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on this site as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (SEC). All reports we file with the SEC are also available free of charge via EDGAR through the SEC website at www.sec.gov. We also post corporate governance information (including our corporate governance guidelines and Board committee charters) and other information related to our Company on our internet website where it is available free of charge. We will provide, without charge, upon written request, copies of our SEC reports and corporate governance information. Our internet website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

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

Our defense-related systems, products and services include:

•	communications systems and products designed to enable the transmission of information across the communications spectrum

•	navigation products and systems, including radio navigation products, global positioning system (GPS) equipment, handheld navigation devices and multi-mode receivers

•
avionics sub-systems for aircraft flight decks, including cockpit display products (multipurpose flat panel head-down displays, wide field of view head-up and helmet-mounted displays), flight controls, information/data processing and communications, navigation, safety and surveillance systems

•	precision targeting, electronic warfare and range and training systems

•	simulation and training systems, including visual system products, training systems and services

•	maintenance, repair, parts, after-sales support services and aftermarket used equipment

Government Systems sales are categorized into avionics, communication products, surface solutions and navigation products. Product category sales are delineated based upon the difference in the underlying product technologies.

Avionics consists of electronic solutions for a broad range of airborne platforms including fixed wing aircraft and military and civil rotary wing aircraft, unmanned aerial systems (UASs) and the associated aircrew and maintenance training devices and services. We provide complete avionics solutions, including cockpit avionics, mission system applications and system integration, and also provide individual avionics products to platform integrators. We serve various roles within these markets including system and sub-systems integrator as well as provider of various electronic products. For the UAS market we provide cost effective, high performance integrated flight control, navigation, communication and sensor capabilities. Simulation and training solutions are provided for both fixed and rotary wing aircraft.

Communication products include full spectrum voice and data connectivity for government and military use in the air, on the ground and at sea. The products support military user requirements for high availability, highly secure, jam resistant wireless communication capability. Products include radio communication, data links and networking devices.

Surface solutions include electronic systems applied to a variety of market segments. Within this category we provide electronic warfare, precision targeting, range and training and surface-based networked communication systems.

Navigation products are primarily comprised of GPS-based products delivered for precision navigation applications including handheld navigation devices, precision-guided weapons and other embedded GPS applications.

Information Management Services

Our Information Management Services business was formed with the December 2013 acquisition of ARINC Incorporated (ARINC) and provides communications services, systems integration and security solutions across the aviation, airport, rail, transit and nuclear security markets to customers located around the world. The customer base includes commercial airlines, business aircraft operators, the U.S. Federal Aviation Administration (FAA), airport and critical infrastructure operators and major passenger and freight railroads.

Our information management services include:

•
voice and data communication services, such as air-to-ground GLOBALinkSM and ground-to-ground AviNet® services, which enable satellite, VHF and HF transmissions between the cockpit, the FAA, airline operation centers, reservation systems and other third parties ensuring safety and efficiency for commercial airlines and other related entities in the aviation ecosystem

•
around the clock global flight support services for business aircraft operators, under the ARINCDirectSM brand, including flight planning and datalink, international trip support, cabin connectivity solutions and flight operations management software

•
airport communications and information systems designed to ease congestion and improve airport efficiency via airline agent and passenger-facing check-in, baggage, boarding and access control solutions

•	train dispatching and information systems including solutions to support positive train control as mandated by the 2008 Railroad Safety Improvement Act

•
mission critical security command and control systems with security functions such as intrusion detection, access control, video and credential management and vehicle identification for nuclear power facilities

•
backup communications services for North American first responders and critical infrastructure, newly launched as UrgentLinkTM, which improve communications performance during natural and man-made emergency situations

Customers, Sales and Marketing

We serve a broad range of customers worldwide, including the U.S. Department of Defense, U.S. Coast Guard, civil agencies, airports, defense contractors, foreign ministries of defense, manufacturers of commercial air transport, business and regional aircraft, commercial airlines, fractional and other business jet operators, the FAA, critical infrastructure operators and major passenger and freight railroads. We market our systems, products and services directly to Commercial Systems, Government Systems and Information Management Services customers through an internal marketing and sales force. In addition, we utilize a worldwide dealer network to distribute our products and international sales representatives to assist with international sales and marketing. In 2015, various branches of the U.S. Government, both directly and indirectly through subcontracts, accounted for 29 percent of our total sales.

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

Competition

We operate in a highly competitive environment. Principal competitive factors include total cost of ownership, product and system performance, network coverage, quality, service, warranty and indemnification terms, technology, design engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of U.S. and non-U.S. companies in each of our Commercial Systems, Government Systems and Information Management Services businesses. Many of these competitors are also our suppliers or customers on our programs. Some of our principal competitors include Honeywell International, Inc.; Thales S.A.; Panasonic; Raytheon Co.; Harris Corp.; BAE Systems Aerospace, Inc.; General Dynamics Corporation; L3 Communications, Inc.; The Boeing Company; Northrop Grumman Corp.; CAE Inc.; General Electric Co., Garmin International Inc.; SITA; Esterline Technologies Corp.; Elbit Systems Ltd. and FlightSafety International. Several of our competitors are significantly larger than we are in terms of resources and market share, and can offer a broader range of products. Some of our competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In addition, some of our competitors offer avionics and communications solutions with fewer features and lower prices that may compete with our solutions. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products. Furthermore, competitors who have greater financial resources may be better able to provide a broader range of financing alternatives to their customers in connection with sales of their products. We believe, however, that our systems, products and services are well positioned to compete in our served markets.

Industry consolidation has had a major impact on the competitive environment in which we operate. Our competitors periodically undertake mergers, alliances and realignments that contribute to a dynamic competitive landscape. We have contributed to this changing landscape in the past three years by completing a significant acquisition (ARINC), two smaller acquisitions and several strategic alliances to improve our competitive position and expand our market reach.

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

Backlog

The following table summarizes our backlog:

	September 30
(in billions)	2015	2014
Commercial Systems	$2.1	$1.8
Government Systems:
Funded orders	2.5	2.8
Unfunded orders	0.5	0.3
Information Management Services	0.3	0.3
Total backlog	$5.4	$5.2

Our backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. The 2015 backlog was unfavorably impacted by $0.2 billion due to changes in foreign currency exchange rates, primarily in Government Systems. Although we believe that the orders included in backlog are firm, most of our backlog involves orders that can be modified or terminated by the customer. Our backlog at September 30, 2015 includes approximately $3.0 billion of orders that are expected to be filled by us after 2016.

Joint Ventures

Joint ventures, strategic investments and other cooperative arrangements are part of our business strategies to broaden the market for our products and develop new technologies.

We have a 50 percent ownership interest in each of the following:

•
ACCEL (Tianjin) Flight Simulation Co., Ltd, a joint venture with Beijing Bluesky Aviation Technology, a subsidiary of the Aviation Industry Corporation of China (AVIC), to develop and build commercial flight simulators in China

•
ADARI Aviation Technology Limited, a joint venture with Aviation Data Communication Corporation Co., LTD, operates remote ground stations around China and develops certain content delivery management software

•
AVIC Leihua Rockwell Collins Avionics Company, a joint venture with China Leihua Electronic Technology Research Institute, a subsidiary of the Aviation Industry Corporation of China (AVIC), which provides integrated surveillance system products for the C919 aircraft in China

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

We completed three acquisitions in the past three years to augment our growth plans. These acquisitions were:

•	in August 2015, we acquired International Communications Group, Inc. (ICG), which provides satellite-based global voice and data communication products and services for the aviation industry

•	in March 2015, we acquired Pacific Avionics Pty. Limited (Pacific Avionics), which provides technologies used for wireless information distribution

•	in December 2013, we acquired ARINC, which provides communication services, systems integration and security solutions across the aviation, airport, rail, transit and nuclear security markets

We completed three divestitures in the past three years as part of our strategy to reshape our business and focus on opportunities in addressed markets for our core products and solutions. These divestitures were:

•	in March 2015, we divested ARINC's Aerospace Systems Engineering and Support business (ASES), which provided military aircraft integration and modifications, maintenance, logistics and support

•
in July 2014, we divested our satellite communication systems business formerly known as Datapath, Inc. (Datapath), which designed, manufactured and provided services for ground-based satellite communication systems (primarily for military applications)

•	in November 2013, we divested our Kaiser Optical Systems, Inc. (KOSI) subsidiary, which supplied spectrographic instrumentation and applied holographic technology to customers

Additional information relating to our acquisitions, dispositions and joint ventures is contained in Notes 3, 4, 8 and 9 of the Notes to Consolidated Financial Statements in Item 8 below.

Research and Development

We have significant research, development, engineering and product design capabilities. At September 30, 2015, we employed approximately 6,100 engineers.

Our research and development (R&D) investment is as follows:

(in millions)	2015	2014	2013
Customer-funded (1)	$578	$504	$481
Company-funded	272	268	291
Total research and development expense	850	772	772
Increase in pre-production engineering costs, net	136	162	145
Total research and development investment (2)	$986	$934	$917

(1) Customer-funded R&D includes activities relating to the development of new products and the improvement of existing products for which we are reimbursed by our customers. Customer-funded R&D also includes amortization of pre-production engineering costs as disclosed in Note 6 of the Notes to Consolidated Financial Statements in Item 8 below.
(2) Total research and development investment consists of company- and customer-funded research and development expenditures as well as the net increase in pre-production engineering costs capitalized within inventory. As disclosed in Note 6 of the Notes to Consolidated Financial Statements in Item 8 below, pre-production engineering costs capitalized within inventory were $1.012 billion and $876 million at September 30, 2015 and September 30, 2014, respectively. A description of the critical accounting policies involving pre-production engineering is included under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

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

Employees

As of September 30, 2015, we had approximately 19,500 employees. Approximately 10 percent of our employees in the U.S. are covered by collective bargaining agreements. The collective bargaining agreements for most of our bargaining unit employees were renewed without disruption in May 2013 and are set to expire in 2017 and 2018. In certain of our non-U.S. subsidiaries, many of our employees are represented by workers' councils or statutory labor unions.

Cyclicality and Seasonality

The avionics and communications markets in which we sell our products are, to varying degrees, cyclical and have experienced periodic upswings and downturns. For example, markets for our commercial aviation electronic products have experienced downturns during periods of slowdowns in the commercial airline industry and during periods of weak conditions in the economy in general, as demand for new aircraft generally declines during these periods. We believe that we are currently benefiting from robust backlogs in commercial air transportation and increasing content as next generation aircraft enter into service. While we believe our Government Systems business is well positioned, it is also subject to some cyclicality, primarily as a result of U.S. Government defense budget cycles. Additional information related to the defense budget environment can be found under the caption Risk Factors in Item 1A below.

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

Geographic Information

Our principal markets outside the U.S. are in Canada, France, Germany, the United Kingdom, China, Japan, Australia, Brazil, United Arab Emirates, Italy, Singapore, Spain, India and Saudi Arabia. In addition to normal business risks, operations outside the U.S. are subject to other risks, including political, economic and social environments, governmental laws and regulations and currency revaluations and fluctuations.

Selected financial information by major geographic area for each of the three years in the period ended September 30, 2015 is contained in Note 23 of the Notes to Consolidated Financial Statements in Item 8 below.

Item 1A.	Risk Factors.

Reduction in U.S. Government spending adversely impacts Government Systems sales and profitability.

In 2015, 29 percent of our sales were derived from U.S. Government contracts, both directly and indirectly through subcontracts. Defense funding by the U.S. Government currently faces significant pressures and is expected to continue to be under pressure due to the overall economic environment, budget deficits and competing budget priorities. Cost cutting, efficiency initiatives, reprioritization and other affordability analysis by the U.S. Government on defense spending could present some additional opportunities for us, but continued pressure on U.S. Government spending on defense could adversely impact our Government Systems sales and profitability.

The U.S. Government has implemented various initiatives to address its fiscal challenges. In August 2011, Congress enacted the Budget Control Act (BCA) of 2011 which imposed spending caps and certain reductions in security spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect in March 2013. In December 2013, the Murray-Ryan Bipartisan Budget Act (BBA) of 2013 was enacted, raising government discretionary spending limits temporarily for 2014 and 2015.

More recently, the Bipartisan Budget Act of 2015 again raised the government discretionary spending limits temporarily for 2016 and 2017, after which the BCA will again be in force. The continued uncertainty surrounding the defense budget could have a material adverse effect on the Company and the defense industry in general.

Furthermore, in years when the U.S. Government does not complete its annual budget and appropriations process prior to the beginning of its fiscal year (October 1), government operations are typically funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate in the new year, but generally does not authorize new spending initiatives. During periods covered by continuing resolutions (or until the regular appropriation bills are passed), we may experience delays by the government in procurement of new or existing products and services which can adversely impact our results of operations and cause variability in the timing of revenue between periods. The government began operations in fiscal year 2016 under a continuing resolution that is set to expire in December 2015.

We offer a diverse range of defense products and services. We believe that this makes it less likely that cuts in any specific contract or program will have a long-term effect on our business; however, delays or termination of multiple or large programs or contracts could adversely affect our business and future financial performance. Potential changes in funding priorities may afford new or additional opportunities for our businesses in terms of existing, follow-on or replacement programs. While we would expect to compete and be well positioned as the incumbent on existing programs, we may not be successful, and any replacement programs may be funded at lower levels.

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

Our business, financial condition, results of operations and cash flows may be adversely impacted, among other things, by the following:

•	reductions in demand for aircraft (for example, softness in demand for business jets) and delayed aircraft delivery schedules

•	bankruptcy or other significant financial difficulties of our existing and potential customers

•	reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support

•	retirement or storage of older generation aircraft, resulting in fewer retrofits and less demand for services for those aircraft, as well as the increased availability of used equipment on the market

•	limited availability of financing for airlines or aircraft

•	high fuel costs

•	disruptions to commercial air travel demand

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

In 2015, 43 percent of our total revenues were from sales of our products and services internationally, including foreign military sales. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:

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

We have made, and expect to continue to make, strategic acquisitions and partnerships that involve significant risks and uncertainties.

We completed the acquisitions of ICG and Pacific Avionics in 2015, the acquisition of ARINC in 2014 and several joint ventures and strategic alliances (partnerships) in the past few years. We intend to make acquisitions and partnerships in the future in an effort to enhance shareowner value. Acquisitions and partnerships involve a certain amount of risks and uncertainties such as:

•
difficulty in integrating newly-acquired businesses and commencing partnership operations in an efficient and cost-effective manner and the risk that we encounter significant unanticipated costs or other problems associated with integration or commencement

•	challenges in achieving strategic objectives, cost and revenue synergies and other expected benefits

•	risk that our markets do not evolve as anticipated and the targeted technologies do not prove to be those needed to be successful in those markets

•	risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties

•	potential loss of key employees of the acquired businesses or joint venture

•	risk of diverting the attention of senior management from our existing operations

We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

During 2015, approximately 94 percent of our total sales were from, and a significant portion of our anticipated future sales will be from, fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial cost estimates are incorrect, we can incur losses on these contracts. These fixed-price contracts can expose us to potentially large losses because the customer may compel us to complete a project or, in the event of a termination for default, pay the entire incremental cost of its replacement by another provider regardless of the size of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors and cost overruns can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize earnings from our contracts. Lower earnings caused by cost overruns could have an adverse impact on our financial condition, results of operations and cash flows.

Costs of certain employee and retiree benefits may rise.

Although we have taken action seeking to contain volatility in the costs related to medical and pension benefits, there are risks that our costs for these benefits will increase as a result of:

•	continued increases in medical costs related to current employees due to increased usage of medical benefits, medical inflation and the impact of recent U.S. Government health care legislation

•	an increase in the average life span of retirees

•	material changes in legislation or market dynamics impacting medical or pension matters

•	the effect declines in the stock and bond markets have on our pension plan assets

•	potential reductions in the discount rate used to determine the present value of our retirement benefit obligations

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

We face cyber threats, threats to the physical security of our facilities, as well as the potential for business disruptions associated with damaging acts of nature, public health crises or information technology (IT) failures. Possible areas of significant exposure to cyber threats or other disruptions include our enterprise information technology resources, our information management network that provides communication services to customers and our flight deck communication products and solutions. Any of these threats or disruptions may result in a material adverse effect on our business, financial condition, results of operations and cash flows. Risks may include:

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

Cautionary Statement

This Annual Report on Form 10-K, and documents that are incorporated by reference in this Annual Report on Form 10-K, contain statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to, those disclosed in Risk Factors in Item 1A above, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of September 30, 2015, we operated various manufacturing and engineering facilities, sales offices, warehouses and service locations throughout the U.S. and around the world. These facilities have aggregate floor space of approximately 7.2 million square feet. Of this floor space, approximately 51 percent is owned and approximately 49 percent is leased. There are no major encumbrances on any of our plants or equipment. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2015 is as follows:

Location (in thousands of square feet)	Owned Facilities	Leased Facilities	Total
Commercial and Government Systems
U.S.	3,339	2,163	5,502
Europe, Middle East and Africa	330	333	663
Canada and Mexico	—	131	131
Asia Pacific	—	240	240
South America	—	17	17
Total	3,669	2,884	6,553

Information Management Services
U.S.	31	544	575
Europe, Middle East and Africa	—	30	30
Canada and Mexico	—	1	1
Asia Pacific	—	26	26
South America	—	—	—
Total	31	601	632
Combined Total	3,700	3,485	7,185

Type of Facility (in thousands of square feet)	Owned Facilities	Leased Facilities	Total
Commercial and Government Systems
Manufacturing and service	1,265	884	2,149
Sales, engineering and general office space	2,404	2,000	4,404

Information Management Services
Manufacturing and service	31	—	31
Sales, engineering and general office space	—	601	601
Combined Total	3,700	3,485	7,185

We have facilities with a total of at least 100,000 square feet in the following cities: Cedar Rapids, Iowa (3,000,000 square feet), Melbourne, Florida (390,000 square feet), Annapolis, Maryland (360,000 square feet), Richardson, Texas (280,000 square feet), Heidelberg, Germany (240,000 square feet), Tustin, California (215,000 square feet), Coralville, Iowa (200,000 square feet), Sterling, Virginia (180,000 square feet), Wilsonville, Oregon (170,000 square feet), Toulouse, France (165,000 square feet), Salt Lake City, Utah (115,000 square feet), Hyderabad, India (115,000 square feet) and Mexicali, Mexico (105,000 square feet). Most of our facilities for our Commercial Systems and Government Systems businesses are shared and have therefore been presented together in the tables above. We have excluded from the tables above hundreds of leased locations wherein our Information Management Services business has radio frequency equipment in various locations throughout the world.

We purchase property insurance covering physical damage to our facilities and resulting business interruption from perils including fire, windstorm, flood and earthquake. This insurance generally provides replacement cost coverage subject to a $10 million deductible with certain exceptions. For example, certain of our facilities, including those located in California and Mexico, are located near major earthquake fault lines. For those facilities we maintain earthquake insurance with limits that may be less than full replacement cost. These exceptions are largely driven by the availability and cost of catastrophe coverage from the insurance markets.

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

The name, age, office and position held with us, and principal occupations and employment during the past five years of each of our executive officers as of November 17, 2015 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age
Robert K. Ortberg—Chairman of the Board of Directors since November 2015; Chief Executive Officer and a Director from August 2013 to November 2015; President since September 2012; Executive Vice President and Chief Operating Officer, Government Systems prior thereto	55
Patrick E. Allen—Senior Vice President and Chief Financial Officer since January 2005	51
Tatum J. Buse—Vice President, Finance and Corporate Controller since September 2013; Vice President Cost Optimization from September 2012 to September 2013; Vice President and Controller of International and Service Solutions from May 2011 to September 2012; Senior Director of Financial Planning and Analysis prior thereto	41
Philip J. Jasper—Executive Vice President and Chief Operating Officer, Government Systems since September 2012; Vice President, Business Development, Government Systems prior thereto	47
Bruce M. King—Senior Vice President, Operations since May 2011; Vice President and General Manager Communications Products prior thereto	54
Jeffrey D. MacLauchlan—Senior Vice President, Corporate Development since September 2014; Vice President, Corporate Development of Lockheed Martin Corporation prior thereto	56
Colin R. Mahoney—Senior Vice President, International and Service Solutions since February 2013; Vice President of Commercial Systems Sales, Marketing and Customer Support prior thereto	50
Nan Mattai—Senior Vice President, Engineering and Information Technology since August 2015; Senior Vice President, Engineering and Technology prior thereto	63
Martha L. May—Senior Vice President, Human Resources since April 2013; Senior Vice President and Chief Human Resources Officer of Bell Helicopter prior thereto	48
Robert J. Perna—Senior Vice President, General Counsel and Secretary since February 2014; Senior Vice President, General Counsel from January 2014 to February 2014; Vice President, General Counsel and Secretary for AM Castle & Co. prior thereto	51
Jeffrey A. Standerski—Senior Vice President, Information Management Services since December 2013; Vice President and General Manager, Business and Regional Systems from July 2013 to December 2013; Vice President and General Manager, Air Transport Systems prior thereto	49
Kent L. Statler—Executive Vice President and Chief Operating Officer, Commercial Systems since February 2010; Executive Vice President, Rockwell Collins Services prior thereto	50
Douglas E. Stenske—Vice President, Treasurer and Risk Management since September 2013; Vice President, Treasurer and Financial Planning from March 2011 to September 2013; Vice President and General Auditor prior thereto	49
Robert A. Sturgell—Senior Vice President, Washington Operations	56

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

Market Information

Our common stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol COL. On October 30, 2015, there were 17,219 shareowners of record of our common stock.

The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange—Composite Transactions reporting system during each quarter of our years ended September 30, 2015 and 2014:

	2015		2014
Fiscal Quarters	High	Low	High	Low
First	$86.60	$72.35	$74.43	$65.76
Second	97.49	83.00	84.06	72.95
Third	99.37	92.22	81.47	75.79
Fourth	93.89	78.15	81.90	71.89

Dividends

The following table sets forth the cash dividends per share paid by us during each quarter of our years ended September 30, 2015 and 2014:

Fiscal Quarters	2015	2014
First	$0.30	$0.30
Second	0.30	0.30
Third	0.33	0.30
Fourth	0.33	0.30

Based on our current dividend policy, we have been paying quarterly cash dividends which, on an annual basis, equal $1.32 per share. The declaration and payment of dividends, however, will be at the sole discretion of our Board of Directors.

Repurchases

Our Board of Directors has authorized certain repurchases of our common stock. During 2015, we repurchased approximately 3.8 million shares of our common stock at a total cost of $325 million, at a weighted average cost of $85.32 per share. During 2014, we repurchased approximately 2.7 million shares of our common stock at a total cost of $206 million, at a weighted average cost of $76.84 per share.

The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2015 through July 31, 2015	—	$—	—	$380 million
August 1, 2015 through August 31, 2015	—	$—	—	$380 million
September 1, 2015 through September 30, 2015	—	$—	—	$380 million
Total/Average	—	$—	—

(1) On September 19, 2014 our Board authorized the repurchase of an additional $500 million of our common stock, the balance of which is reflected in the table above. This authorization has no stated expiration.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 below. The Statement of Operations, Statement of Financial Position and other data has been derived from our audited financial statements. The Company operates on a 52/53 week fiscal year ending on the Friday closest to September 30. Fiscal year 2014 was a 53-week fiscal year, while 2015, 2013, 2012 and 2011 were 52-week fiscal years. Certain prior data has been reclassified to conform to the current year presentation and to reflect the results of discontinued operations.

	Years Ended September 30
(dollars in millions, except per share amounts)	2015(a)	2014(b)	2013(c)	2012(d)	2011(e)
Statement of Operations Data:
Sales	$5,244	$4,979	$4,474	$4,531	$4,593
Cost of sales	3,630	3,469	3,103	3,168	3,263
Selling, general and administrative expenses	606	594	495	530	515
Income from continuing operations	694	618	630	589	595
Income (loss) from discontinued operations, net of taxes	(8)	(14)	2	20	39
Net income	686	604	632	609	634
Net income as a percent of sales	13.1%	12.1%	14.1%	13.4%	13.8%
Diluted earnings per share from continuing operations	5.19	4.52	4.56	4.01	3.81
Statement of Financial Position Data:
Working capital(f)	$1,089	$1,006	$1,113	$1,347	$1,394
Property	964	919	773	773	754
Goodwill and intangible assets	2,607	2,551	1,067	1,071	1,088
Total assets	7,389	7,063	5,400	5,314	5,389
Short-term debt	448	504	436	—	—
Long-term debt, net	1,680	1,663	563	779	528
Shareowners' equity	1,875	1,884	1,618	1,259	1,523
Other Data:
Capital expenditures	$210	$163	$120	$138	$152
Depreciation and amortization	252	225	177	170	155
Dividends per share	1.26	1.20	1.20	1.08	0.96
Stock Price:
High	$99.37	$84.06	$75.25	$61.46	$67.29
Low	72.35	65.76	52.24	46.37	43.82

(a)
Income from continuing operations includes a $22 million income tax benefit from the retroactive reinstatement of the previously expired Federal Research and Development Tax Credit and a $16 million income tax benefit related to the remeasurement of certain prior year tax positions.

(b)
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

(c)
Net income includes a $19 million income tax benefit related to the retroactive reinstatement of the previously expired Federal Research and Development Tax Credit. Short-term debt includes commercial paper borrowings incurred to fund a portion of our share repurchase program and also includes $200 million related to debt that matured in December 2013.

(d)
Net income includes $38 million of net restructuring and asset impairment charges ($58 million before income taxes), primarily related to employee severance costs and certain customer bankruptcy charges. Approximately $38 million of the pre-tax charge was recorded in cost of sales, $25 million was included within selling, general and administrative expenses and $5 million was classified as a gain within Other income. Net income also includes a $19 million income tax benefit related to the favorable resolution of certain tax matters in 2012.

(e)
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

We operate on a 52/53 week fiscal year ending on the Friday closest to September 30. For ease of presentation, September 30 is utilized consistently throughout Management's Discussion and Analysis of Financial Condition and Results of Operations to represent the fiscal year end date. Fiscal year 2014 was a 53-week fiscal year, while 2015 and 2013 were 52-week fiscal years. All date references contained herein relate to our fiscal year unless otherwise stated.

As discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 8 below, on March 10, 2015 the Company divested the ASES business, which was acquired as part of the ARINC transaction. On July 25, 2014 the Company divested its satellite communication systems business, formerly known as Datapath, Inc. (Datapath). As a result of the divestitures, the operating results of ASES and Datapath have been accounted for as discontinued operations for all periods presented.

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

On December 23, 2013, we completed our acquisition of ARINC for $1.405 billion. The acquisition of ARINC was funded through a combination of new long-term debt issuances and commercial paper borrowings. In connection with this acquisition, the Information Management Services business segment was formed. This segment combines ARINC with the Company's legacy flight services business, which had previously been included in the Commercial Systems segment. The acquisition of ARINC expands our position as a leading provider of information management services.

Total revenues increased 5 percent during 2015 driven by the ARINC acquisition and Commercial Systems revenue growth of 6 percent. Diluted earnings per share from continuing operations increased 15 percent to $5.19 primarily due to the benefit from higher earnings in Commercial Systems and Information Management Services as well as favorable adjustments related to the remeasurement of certain prior year tax positions and the retroactive benefit of the Federal Research and Development Tax Credit (Federal R&D Tax Credit). On December 19, 2014, the Federal R&D Tax Credit was retroactively reinstated and extended from January 1, 2014 through December 31, 2014 as part of the Tax Increase Prevention Act of 2014. This favorable tax credit had previously expired on December 31, 2013.

We generated operating cash flows of $749 million during 2015, representing a 13 percent improvement over last year. We continued to deploy cash for the benefit of our shareowners by paying aggregate dividends of $167 million and repurchasing 3.8 million shares of common stock for $330 million.

Fiscal year 2015 results and fiscal year 2016 guidance is as follows:

	FY15 Results	FY16 Guidance
Total sales	$5.24 billion	$5.3 billion to $5.4 billion
Diluted earnings per share from continuing operations	$5.19	$5.20 to $5.40
Operating cash flow from continuing operations	$749 million	$700 million to $800 million
Capital expenditures	$210 million	about $200 million
Total research and development investment(1)	$986 million	about $1 billion
(1) Total research and development (R&D) investment is comprised of company and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory.

Fiscal year 2015 performance was in-line with our long-term goals highlighted by mid-single digit growth in sales and double digit growth in earnings per share and cash provided by operating activities. As we plan for fiscal year 2016, we are faced with a year that will be tempered by challenges in business aviation. However, we believe the fundamentals of the marketplace and longer-term trends continue to position Rockwell Collins for growth that is in line with our long-term financial goals as follows:

•	sales growth of mid-to-high single digits

•	earnings per share growth of low double digits

•
cash provided by operating activities growth of double digits, in excess of earnings per share growth as investments in pre-production engineering costs decline as new aircraft platforms enter into service

As we plan for 2016 and beyond, our strategies are focused on the following:

•	accelerate sales growth

•	expand operating margins and improve cash flow conversion

•	deploy capital with priorities on growth and shareowner return

Accelerate sales growth

Returning our business to growth has been a fundamental objective of our management team over the course of the last couple years. For the past decade we have been in a period of significant investment in research and development for our company to support market share gains throughout our businesses. We are now beginning to realize the benefits of completing investments in these programs as new platforms enter service. Our focus on developing unique solutions to address our customers' needs is evidenced by the large investment we dedicate towards R&D programs. Over the past 5 years, we invested approximately $4.8 billion in research and development, which has allowed us to develop new systems, products and software solutions for our customers and capture strategically important positions on a variety of air transport, business aviation and military aircraft.

Highlights of our strategy to accelerate top-line sales growth are as follows:

Strong market positions will fuel growth
Within Commercial Systems, we won a number of new programs and achieved numerous of milestones on aircraft development programs throughout the year. Early in the year we were awarded a contract by Boeing to provide its next-generation, large-format flight displays, integrated surveillance system and select flight control systems as standard equipment on the Boeing 777X. In addition, recently we announced that Boeing selected us to provide the Avionics Gateway secure server on the new 777X. Our content on the 777X will rival the content we have on the 787, which has the most Rockwell Collins content of any air transport aircraft. We also announced that our Pro Line Fusion® flight deck was selected for the next generation of Beechcraft King Airs, commercial aviation’s first application of touchscreen primary flight control displays. We were also selected to provide the cabin management and entertainment system for Dassault’s new Falcon Jet 5X and Falcon Jet 8X business aircraft. Other key milestones on programs included on-time delivery of equipment to support the first delivery of the Airbus A350 and the Embraer Legacy 500 aircraft as well as certification of the Embraer Legacy 450 aircraft. Our development teams are focused on meeting commitments as we continue to support a host of new programs in development such as the Boeing 737 MAX, Bombardier CSeries and Bombardier Global 7000/8000 programs. We believe we are well positioned to exceed the market rate of growth as these new aircraft enter service over the balance of the decade.

Within Government Systems, we unveiled our new approach to military communications with the launch of our TruNet networked communications solution. U.S. armed forces and militaries around the world have long sought an interoperable, scalable and networked communication system that allows warfighters to talk with each other regardless of location on the ground or in the air. This capability is what TruNet provides, and we believe we are positioned to deliver this system and enable joint services and coalition forces to work seamlessly together.

During the year we announced a number of new contract awards within Government Systems. For example, we were awarded a $420 million contract for delivery of ARC-210 advanced airborne software-defined radio systems. In addition, we signed a $478 million contract for production of MIDS JTRS terminals through our Data Links Solutions joint venture with BAE Systems. We also achieved a number of important milestones on development programs. We executed on-time development of equipment for the KC-46 and KC-390 programs as they prepare to transition into production. Both of these aircraft achieved their first flight in the current year and have entered into the flight testing stage of their development programs. On the F-35 program, we delivered the first Gen III Helmet Mounted Display System through our joint venture, Rockwell Collins ESA Vision Systems. We have also been successful in winning positions on rotary wing aircraft.  We have won several rotary wing positions with Agusta Westland that will enter service over the balance of the decade.  In addition, we were selected by Sikorsky to provide avionics and mission equipment for the next generation U.S. Air Force Combat Rescue helicopter.

We are growing globally
Market opportunities outside the United States continue to evolve, driven in part by expanding populations and emerging economies. Security needs are on the rise in places around the globe, as countries seek to establish indigenous capabilities to protect their borders, infrastructure and resources. At the same time, global commercial air travel is expected to increase, generating higher traffic and increased demand for new aircraft. We believe we are positioned to grow by capturing new programs at emerging international OEMs, strategically positioning service centers around the globe, and by launching new joint ventures in China. Just this year, we finalized the formation of ACCEL (Tianjin) Flight Simulation Co. LTD., a joint venture between Rockwell Collins and Beijing Bluesky Aviation Technology, an AVIC subsidiary. The joint venture will create a simulation and training center of excellence in China for commercial flight simulation and training solutions.

We project our international revenues will grow from about 43 percent of revenues today to roughly 50 percent by the end of the decade. We have increased our headcount and allocated resources to developing regions over the last five years. We recognize the need to stay close to our customers and meet expectations on programs no matter where a customer resides in the world.

We are capitalizing on aviation’s information age
In today’s information-enabled world, the market continues to trend away from hardware-based solutions to more software-based applications and the needs for connectivity are increasing for airlines, airports, passengers and beyond. Through organic innovations and acquisitions, we have developed a portfolio of services that positions us as a leader in aviation information management, delivering efficiency and safety to our customers and their passengers.

Even as traffic on our air-to-ground networks increases, we’re taking steps to enhance their capacity and usefulness. This year we announced an initiative to increase our network capacity and global footprint, strengthening our position in Europe, the Middle East and Africa. We are also developing new applications that will improve the operations of our customers. For example, in February we partnered with Hong Kong Airlines to conduct live credit card authorizations, significantly reducing the danger of credit card fraud. In March we unveiled our ARINC MultiLinkSM flight tracking service, offering a comprehensive and cost-effective global flight tracking solution for the world’s airlines. We are also looking for ways to make better use of our high fidelity networks. In August we announced ARINC UrgentLink, a nationwide network for disaster communications utilizing HF technology. UrgentLink represents an example of a synergy between our Government Systems and Information Management Services businesses.
We expect that connectivity capabilities will evolve and we plan to be a leader within the next generation aviation information management ecosystem. Connectivity solutions for business aviation and air transport markets are growing, with Inmarsat’s new GX high-speed Ka-band network scheduled to launch by the end of 2015. Looking ahead, we announced our intent to partner with OneWeb Ltd. to be the exclusive developer and provider of new, advanced satcom terminals for their global aviation high-speed broadband service, scheduled to go live by the end of the decade.
We also strengthened our hardware portfolio of connectivity-related offerings through two acquisitions in fiscal year 2015. Our March acquisition of Pacific Avionics ensured Rockwell Collins can offer our customers advanced wireless distribution on-

board an aircraft, strengthening our ability to deliver leading applications through our PAVES passenger engagement solutions. In August we acquired International Communications Group, adding the latest generation of Iridium satcom terminals and smart routers to our existing flight deck and cabin connectivity offerings.
Expand operating margins and improve cash flow conversion

Operational excellence is a fundamental objective at our Company. We have extended Lean concepts beyond the factory floor to virtually every aspect of our business. We focus on streamlining processes, reducing costs and increasing quality while enhancing our ability to respond quickly to customer needs. In addition, our shared service model uses an organizational structure to leverage resources across the business. This is evidenced by our product and technology centers of excellence, through which we apply our core competencies to solutions in both Government Systems and Commercial Systems. By applying common tools and systems across our businesses, we can better manage our cost structure and maximize our R&D investments.

We believe our Company has a proven ability both to react quickly to changing business conditions and to execute its business plans. For example, as we plan for a weaker business aviation market in fiscal 2016, we are taking restructuring actions to manage our cost structure and preserve our operating margins. This includes our focus on the customer, continuing our commitment to operational excellence and maintaining our balanced business model. We will also distinguish ourselves through strong customer relationships, high returns on invested capital and continued investment in market differentiating technologies and programs. As we return our company to growth, and investments begin to pay off as new programs enter service, we plan to deliver long-term double-digit cash flow growth.

Deploy capital with priorities on growth and shareowner return

We plan to allocate capital across our company in a way that prioritizes growth. We expect to invest 16 to 18 percent of sales in R&D, about 4 percent of sales in capital expenditures and to opportunistically acquire complementary businesses. We expect to target a 25 percent dividend to net income payout ratio. The remaining capital deployment priorities are expected to be balanced between paying down short-term debt and repurchasing shares of our common stock. As of September 30, 2015 we are authorized to repurchase a total of $380 million of outstanding stock under our share repurchase program.

See the following sections for further discussion of our results of operations and anticipated 2016 results of operations.  For additional disclosure on segment operating earnings see Note 23 of the Notes to Consolidated Financial Statements in Item 8 below. Please also see our Risk Factors and Cautionary Statement in Item 1A of this Form 10-K.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for 2013 through 2015 and should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 below.

Consolidated Financial Results

Sales

(in millions)	2015	2014	2013
U.S.	$3,174	$2,993	$2,827
Non-U.S.(1)	2,070	1,986	1,647
Total	$5,244	$4,979	$4,474
Percent increase	5%	11%
(1) Sales are attributed to geographic region based on the location of our customers.

Sales for 2015 compared to 2014

Total sales increased $265 million, or 5 percent. ARINC, which was acquired on December 23, 2013, contributed $131 million of inorganic revenue growth. The remaining net increase of $134 million was primarily driven by a $135 million increase in Commercial Systems sales and an organic sales increase of $21 million in Information Management Services, partially offset by a $22 million reduction in Government Systems sales. Refer to the Commercial Systems, Government Systems and Information Management Services sections of the Segment Financial Results below for a detailed discussion of sales by segment in 2015 and 2014.

U.S. sales increased $181 million, or 6 percent. Information Management Services sales contributed $109 million of the increase, primarily due to the acquisition of ARINC, with the remaining increase primarily attributable to higher domestic OEM production rates and higher customer funding for domestic development programs within Commercial Systems.

Non-U.S. sales increased $84 million, or 4 percent, with Commercial Systems sales contributing $52 million of the increase driven primarily by higher customer funding for development efforts on international programs. Additionally, non-U.S. sales for Information Management Services increased $43 million primarily due to the acquisition of ARINC. Non-U.S. sales for Government Systems decreased $11 million as higher product deliveries to non-U.S. customers of $28 million were more than offset by a reduction to revenue of $39 million due to unfavorable foreign currency exchange rates.

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

Cost of Sales

(in millions)	2015	2014	2013
Total cost of sales	$3,630	$3,469	$3,103
Percent of total sales	69.2%	69.7%	69.4%

Cost of sales consists of all costs incurred to design and manufacture our products and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization, service and support and other related expenses.

Cost of sales for 2015 compared to 2014

Total cost of sales increased $161 million, or 5 percent, primarily due to the following:

•	$91 million from inorganic sales growth attributable to ARINC

•	$18 million from higher employee incentive compensation costs

•
the remaining net increase of $52 million was driven primarily by higher organic sales volume within Commercial Systems and Information Management Services, partially offset by a corporate-level charge for employee severance recorded in 2014

Cost of sales for 2014 compared to 2013

Total cost of sales increased $366 million, or 12 percent, primarily due to the following:

•	$305 million of cost of sales from the acquisition of the ARINC business

•
partially offset by a $55 million reduction resulting from the combined impact of lower sales volume in Government Systems and lower company-funded R&D expense within Commercial Systems, as well as benefits obtained from headcount reductions and prior restructuring actions

•	the remaining net increase of $116 million was driven primarily by the higher organic sales volume within Commercial Systems and a corporate-level charge for employee severance recorded in 2014

Research and Development Expense

R&D expense is included as a component of cost of sales and is summarized as follows:

(in millions)	2015	2014	2013
Customer-funded:
Commercial Systems	$187	$143	$98
Government Systems	382	353	383
Information Management Services	9	8	—
Total customer-funded	578	504	481
Company-funded:
Commercial Systems	182	193	218
Government Systems	88	74	73
Information Management Services	2	1	—
Total company-funded	272	268	291
Total research and development expense	$850	$772	$772
Percent of total sales	16.2%	15.5%	17.3%

We make significant investments in research and development to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded R&D expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $47 million, $36 million and $25 million for 2015, 2014 and 2013, respectively. Refer to the Research and Development section found in Item 1 and the Critical Accounting Policies section found in Item 7 below for further discussion of our incremental investments in pre-production engineering effort.

Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method of accounting.

Company-funded R&D expenditures relate to the development of new products and the improvement of existing products and are expensed as incurred and included in cost of sales, as disclosed in Note 2 of the Notes to Consolidated Financial Statements. Company-funded R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering-related product materials and equipment and subcontracting costs.

Total R&D expense increased $78 million from 2014 to 2015. The customer-funded portion of R&D increased $74 million from 2014 to 2015. Commercial Systems accounted for $44 million of the increase due to higher development expenditures for various international programs, as well as higher amortization of pre-production engineering costs. In addition, customer-funded expenditures for Government Systems increased $29 million, primarily due to higher development expenditures for various data link programs, as well as higher amortization of pre-production engineering costs. Company-funded R&D expenditures increased $4 million from 2014 to 2015 primarily due to an increase in R&D efforts associated with positioning our Government Systems business for new growth offset by lower expenditures for the Airbus A350 program in Commercial Systems.

Total R&D expense was unchanged from 2013 to 2014, as increases in the customer-funded portion of R&D were offset by decreases in the company-funded portion of R&D. The customer-funded portion of R&D expense increased $23 million from 2013 to 2014. Higher customer funding of international development programs in Commercial Systems, increased amortization of pre-production engineering costs and incremental R&D expense from the acquisition of ARINC accounted for most of this increase. This increase was partially offset by a reduction in customer funded R&D expense within Government Systems that resulted from a number of development programs that have now completed or are transitioning to production. The $23 million decrease in company-funded R&D from 2013 to 2014 was principally within Commercial Systems and was driven by a reduction in R&D efforts associated with various next generation business jet avionics development programs.

In addition to the R&D expenses above, development expenditures incurred on the Boeing 737 MAX platform and Bombardier CSeries and Global 7000/8000 programs in 2015 resulted in a net $136 million increase to our investments in pre-production engineering programs capitalized within inventory. The net increase of $136 million for 2015 was $26 million less than the $162 million net increase in pre-production engineering costs capitalized within inventory during 2014, primarily due to lower development expenditures for the Airbus A350 program.

Development expenditures incurred on the Boeing 737 MAX platform, Bombardier CSeries and Airbus A350 programs in 2014 resulted in a net $162 million increase to our investments in pre-production engineering programs capitalized within inventory. The net increase of $162 million for 2014 was $17 million greater than the $145 million net increase in pre-production engineering costs capitalized within inventory during 2013 primarily due to higher development expenditures for the Boeing 737 MAX platform, partially offset by the absence of development expenditures for certain retrofit programs completed in 2013.

Refer to Note 6 of the Notes to Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

(in millions)	2015	2014	2013
Selling, general and administrative expenses	$606	$594	$495
Percent of total sales	11.6%	11.9%	11.1%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses increased $12 million, or 2 percent, in 2015 compared to 2014, primarily due to the following:

•	$19 million of inorganic SG&A cost growth from the acquired ARINC business

•	higher international business development and bid and proposal costs

•
partially offset by the absence of $13 million of transaction costs for legal, accounting and advisory fees resulting from the ARINC acquisition, as well as the absence of a pension settlement charge in 2014

Total SG&A expenses increased $99 million, or 20 percent, in 2014 compared to 2013, primarily due to the following:

•	$62 million of SG&A costs from the acquired ARINC business

•	$13 million in transaction costs for legal, accounting and advisory fees resulting from the ARINC acquisition

•	$8 million of the increase resulted from the combined impact of pension settlement charges and higher stock-based compensation expenses

•
the remaining net increase of $16 million was primarily due to higher bid and proposal costs and expenses related to the pursuit of new business opportunities internationally, partially offset by savings attributable to headcount reductions from prior restructuring actions

Interest Expense

(in millions)	2015	2014	2013
Interest expense	$61	$59	$28
Interest expense increased by $2 million in 2015 compared to 2014, primarily due to incremental interest for a full year of outstanding long-term debt issued to fund the ARINC acquisition.

Interest expense increased by $31 million in 2014 compared to 2013, primarily due to incremental interest on the new long-term debt and commercial paper we issued to fund the ARINC acquisition.

See Note 10 of the Notes to Consolidated Financial Statements in Item 8 below for more detail regarding outstanding debt.

Other Income, Net

(in millions)	2015	2014	2013
Other income, net	$15	$25	$17
Other income, net decreased by $10 million in 2015 compared to 2014, primarily due to a $10 million pre-tax gain that occurred in 2014 when we divested the KOSI business. For additional information regarding the sale of the KOSI business, refer to Note 4 of the Notes to Consolidated Financial Statements in Item 8 below.

Other income, net increased by $8 million in 2014 compared to 2013, primarily due to a $10 million pre-tax gain that occurred in 2014 when we divested the KOSI business.

For additional information regarding the fluctuations in Other income, net, see Note 14 of the Notes to Consolidated Financial Statements in Item 8 below.

Income Tax Expense from Continuing Operations

(in millions)	2015	2014	2013
Income tax expense	$268	$264	$235
Effective income tax rate	27.9%	29.9%	27.2%

The effective income tax rate differed from the U.S. statutory tax rate as detailed below:

	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(1.0)	(1.1)	(1.2)
State and local income taxes	1.2	1.3	1.3
Research and development credit	(3.2)	(1.1)	(5.1)
Domestic manufacturing deduction	(2.0)	(1.7)	(2.0)
Tax settlements	(1.6)	(0.9)	(0.1)
Other	(0.5)	(1.6)	(0.7)
Effective income tax rate	27.9%	29.9%	27.2%

The difference between our effective income tax rate in 2015 and the statutory tax rate is primarily due to the benefit derived from the Federal Research and Development Tax Credit (Federal R&D Tax Credit), which provides a tax benefit on certain incremental R&D expenditures, the Domestic Manufacturing Deduction under Section 199 (DMD), which provides a tax benefit on U.S.-based manufacturing, and favorable remeasurement of certain prior year tax positions.

The effective income tax rate in 2015 decreased from 2014 primarily due to the retroactive extension of the Federal R&D Tax Credit, which had previously expired on December 31, 2013, and favorable remeasurement of certain prior year tax positions. These favorable adjustments were partially offset by the absence of the recognition of a tax benefit related to the Extraterritorial Income Exclusions claimed in prior years.

The effective income tax rate in 2014 increased from 2013 primarily due to the differences in availability of the Federal R&D Tax Credit which expired on December 31, 2013, partially offset by favorable adjustments in 2014 due to the resolution of prior year tax matters including the resolution of the Internal Revenue Service (IRS) examination of taxable years ended September 30, 2010 and 2011.

Looking forward to 2016, we expect an effective income tax rate of approximately 28 percent. This rate assumes the Federal R & D Tax Credit, which expired on December 31, 2014, is not renewed.

Net Income and Diluted Earnings Per Share

(in millions, except per share amounts)	2015	2014	2013
Income from continuing operations	$694	$618	$630
Percent of sales	13.2%	12.4%	14.1%

Income (loss) from discontinued operations, net of taxes	(8)	(14)	2
Net income	$686	$604	$632

Diluted earnings per share from continuing operations	$5.19	$4.52	$4.56
Diluted earnings (loss) per share from discontinued operations	(0.06)	(0.10)	0.02
Diluted earnings per share	$5.13	$4.42	$4.58

Weighted average diluted common shares	133.7	136.7	138.1

Income from continuing operations, net of taxes, for 2015 was $694 million, up 12 percent, or $76 million, from the $618 million in income from continuing operations, net of taxes, reported for 2014. Diluted earnings per share from continuing operations increased 15 percent to $5.19 during this same time period. The rate of increase in diluted earnings per share from continuing operations was more than the rate of increase in income from continuing operations, net of taxes, because of the favorable impacts from our share repurchase program.

Income from continuing operations, net of taxes, and earnings per share in 2015 benefited from:

•	higher operating earnings in Commercial Systems and Information Management Services

•	the retroactive reinstatement of the Federal Research and Development Tax Credit and the remeasurement of certain prior year tax positions

•	the absence of transaction costs incurred in connection with the ARINC acquisition as well as pension settlement and restructuring costs incurred in 2014

•	partially offset by lower operating earnings in Government Systems and the absence of the gain realized on the divestiture of KOSI in 2014

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

Income from continuing operations, net of taxes, and earnings per share in 2014 decreased due to the following:

•	higher income tax and interest expense

•	transaction costs incurred in connection with the ARINC acquisition

•	pension settlement and restructuring charges recorded in 2014

•	lower operating earnings in Government Systems

•	partially offset by higher operating earnings in Commercial Systems and Information Management Services and the gain realized on the divestiture of KOSI

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

We expect Commercial Systems sales to increase by low-single digits in 2016 compared to 2015, primarily due to the following:

•
air transport aviation electronics sales are expected to grow high-single digits. Sales growth is expected to be paced by higher deliveries of Airbus A350 and Boeing 787 aircraft to support their projected production ramps, higher inorganic revenues related to business acquisitions, higher customer-funded development program sales and higher aftermarket service and support sales. These areas of growth will be partially offset by lower A330 sales due to OEM rate reductions and lower regulatory mandate sales

•
business and regional aviation electronics sales are expected to decrease mid-single digits. Sales are expected to decline primarily due to lower production rates of the Bombardier Global 5000/6000 as well as the expectation of production cuts on other business jet platforms, partially offset by increases for the Bombardier CSeries and Embraer Legacy 450/500 production ramps and higher aftermarket service and support and cabin retrofit sales

•	sales of wide-body in-flight entertainment products and services are expected to decrease by about 35 percent, or approximately $20 million

Risks to the Commercial Systems business include:

•	turbulence in global economic and financial markets could have an impact on demand for air travel, new aircraft and retrofits, as well as the availability of financing for new aircraft

•	occurrence of an unexpected geopolitical event, including terrorism or a pandemic, that could have a significant impact on demand for air travel and demand for new aircraft

•	our ability to win new business, develop products and execute on programs pursuant to contractual requirements

•	development and market segment acceptance of our products and systems

•	potential adverse impact from delays or reductions in OEM aircraft production, including delays in the entry-into-service date for new aircraft

For additional disclosure on Commercial Systems segment results see Note 23 of the Notes to Consolidated Financial Statements in Item 8 below.

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

(in millions)	2015	2014	2013
Air transport aviation electronics:
Original equipment	$806	$703	$601
Aftermarket	522	512	497
Wide-body in-flight entertainment	57	70	83
Total air transport aviation electronics	1,385	1,285	1,181
Business and regional aviation electronics:
Original equipment	640	618	612
Aftermarket	409	396	377
Total business and regional aviation electronics	1,049	1,014	989
Total	$2,434	$2,299	$2,170
Percent increase	6%	6%

Commercial Systems Sales for 2015 compared to 2014

Total air transport aviation electronics sales increased $100 million, or 8 percent, primarily due to the following:

•
original equipment sales increased $103 million, or 15 percent, primarily due to higher OEM production rates, improved share of airline selectable equipment and higher customer-funded development program sales

•
aftermarket sales increased $10 million, or 2 percent, primarily driven by higher sales of used aircraft parts and higher customer-funded development program sales, partially offset by lower spares provisioning for the Boeing 787 program

•	wide-body IFE sales decreased $13 million, or 19 percent, as airlines decommissioned their legacy IFE systems

Total business and regional aviation electronics sales increased $35 million, or 3 percent, primarily due to the following:

•
original equipment sales increased $22 million, or 4 percent, primarily due to higher customer-funded development program revenues and higher product deliveries for the Embraer Legacy 500 in support of entry into service

•	aftermarket sales increased $13 million, or 3 percent, driven by higher cabin retrofit activity and higher regulatory mandate upgrades partially offset by lower spares provisioning

Commercial Systems Sales for 2014 compared to 2013

Total air transport aviation electronics sales increased $104 million, or 9 percent, primarily due to the following:

•
original equipment sales increased $102 million, or 17 percent, primarily due to increased product deliveries from higher aircraft production rates for the Boeing 787 and 737 aircraft, as well as higher customer funded development program sales

•
aftermarket sales increased $15 million, or 3 percent, primarily driven by higher revenues from increased service and support activities and regulatory airspace mandates, partially offset by the absence of certain major retrofit programs that were completed in 2013

•	wide-body IFE sales decreased $13 million, or 16 percent, as airlines decommissioned their legacy IFE systems

Total business and regional aviation electronics sales increased $25 million, or 3 percent, primarily due to the following:

•
original equipment sales increased $6 million, or 1 percent, as higher customer funded development program revenues were mostly offset by a reduction in sales at the light-end of the business jet market

•	aftermarket sales increased $19 million, or 5 percent, driven by higher service and support activities

Commercial Systems Segment Operating Earnings

(in millions)	2015	2014	2013
Segment operating earnings	$554	$509	$472
Percent of sales	22.8%	22.1%	21.8%

Commercial Systems Operating Earnings for 2015 compared to 2014

Commercial Systems operating earnings increased $45 million, or 9 percent, primarily due to the following:

•
the $135 million increase in sales discussed in the Commercial Systems sales section above, which resulted in an $83 million increase in cost and incremental earnings of $52 million, or 39 percent of the higher sales volume. The margin from incremental sales benefited from favorable customer-funded development program adjustments

•	partially offset by $7 million of other net decreases to operating earnings, including higher employee incentive compensation costs of $8 million

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to earnings from the higher sales volume, partially offset by higher employee incentive compensation costs.

Commercial Systems Operating Earnings for 2014 compared to 2013

Commercial Systems operating earnings increased $37 million, or 8 percent, primarily due to the following:

•	$25 million related to lower company-funded R&D expenses

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

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to the reduction in company-funded R&D expenses and earnings from the higher sales volume, partially offset by the adverse impact from increased employee benefit related costs and an unfavorable mix of lower margin customer-funded development program sales.

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
The U.S. Government has implemented various initiatives to address its fiscal challenges. In August 2011, Congress enacted the Budget Control Act of 2011 which imposed spending caps and certain reductions in security spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect in March 2013. In December 2013, Congress enacted the Murray-Ryan Bipartisan Budget Act of 2013, raising government discretionary spending limits temporarily for 2014 and 2015.

More recently, the Bipartisan Budget Act of 2015 again raised the government discretionary spending limits temporarily for 2016 and 2017, after which the BCA will again be in force. The continued uncertainty surrounding the defense budget could have a material adverse effect on the Company and the defense industry in general.

In years when the U.S. Government does not complete its annual budget and appropriations process prior to the beginning of its fiscal year (October 1), government operations are typically funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate in the new year, but generally does not authorize new spending initiatives. During periods covered by continuing resolutions (or until the regular appropriation bills are passed), we may experience delays by the government in procurement of new or existing products and services which can adversely impact our results of operations and cause variability in the timing of revenue between periods. The government began operations in fiscal year 2016 under a continuing resolution that is set to expire in December 2015. We remain confident that our product offerings are well positioned to meet the needs of our government customers in this uncertain environment and we continue to enhance our international strategies and make proactive adjustments to our cost structure as necessary.

Government Systems fiscal year 2016 revenue is expected to be up low-single digits when compared to 2015, driven primarily by an increase in international sales. U.S. defense sales are expected to be about flat due to the continuing impacts of sequestration and our assumption that the government will operate under a three month continuing resolution. Increases in tanker/transport and GPS navigation sales are expected to be partially offset by lower JHMCS helmet and Firestorm product sales.

Risks affecting future performance of our Government Systems business include:

•	overall funding and prioritization of the U.S. and non-U.S. defense budgets, including unanticipated impacts from sequestration and the uncertain budgetary environment

•	delayed, reduced or canceled funding for programs we have won

•	potential impact of geopolitical and economic events

•	our ability to execute to our internal performance plans and cost reduction initiatives

•	our ability to win new business, successfully develop products and execute on programs pursuant to contractual and regulatory requirements

For additional disclosure on Government Systems segment results see Note 23 of the Notes to Consolidated Financial Statements in Item 8 below.

Government Systems Sales

The following table presents Government Systems sales by product category:

(in millions)	2015	2014	2013
Avionics	$1,390	$1,342	$1,384
Communication products	401	455	450
Surface solutions	200	234	232
Navigation products	196	178	193
Total	$2,187	$2,209	$2,259
Percent (decrease)	(1)%	(2)%

Government Systems Sales for 2015 compared to 2014

Avionics sales increased $48 million, or 4 percent, primarily due to the following:

•	$81 million increase from higher deliveries on various tanker transport and rotary wing platforms

•	partially offset by $33 million in other net decreases to revenue, including lower fighter aircraft and simulation and training sales

Communication products sales decreased $54 million, or 12 percent, primarily driven by a $93 million decrease from lower deliveries of Joint Tactical Radio System Manpack radios, partially offset by increases in data link development sales and ARC-210 radio deliveries.

Surface solutions sales decreased $34 million, or 15 percent, primarily driven by lower deliveries of Firestorm targeting systems and lower development sales for the Common Range Integrated Instrumentation System program, partially offset by international electronic intelligence programs.

Navigation products sales increased $18 million, or 10 percent, primarily due to increased deliveries of radio navigation products.

Changes in foreign currency exchange rates, primarily the strengthening of the U.S. dollar, resulted in a $39 million reduction to Government Systems sales for 2015 when compared to 2014. This $39 million reduction is included within the Government Systems sales categories above.

Government Systems Sales for 2014 compared to 2013

Avionics sales decreased $42 million, or 3 percent, primarily due to the following:

•	a $69 million decrease from lower development revenues on the KC-46, KC-10 and E-2 programs

•	partially offset by $27 million in other net increases to revenue, including higher deliveries for the Joint Helmet Mounted Cueing System program and F-15 aircraft

Communication products sales decreased $5 million, or 1 percent, as a $32 million benefit from higher deliveries of Joint Tactical Radio System Manpack radios was largely offset by the combined impact of a reduction in international Talon and software defined radios.

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

Government Systems Segment Operating Earnings

(in millions)	2015	2014	2013
Segment operating earnings	$457	$465	$496
Percent of sales	20.9%	21.1%	22.0%

Government Systems Operating Earnings for 2015 compared to 2014

Government Systems operating earnings decreased $8 million, or 2 percent, primarily due to the following:

•	a $14 million increase in company-funded R&D expense

•	an $8 million increase in employee incentive compensation costs

•	the $22 million reduction in sales volume resulted in lower earnings of $2 million, and a $20 million reduction to cost, favorably impacted by benefits from cost savings initiatives

•	partially offset by favorable development program adjustments

The decrease in Government Systems operating earnings as a percent of sales was primarily driven by the increase in company-funded R&D expense and higher employee incentive compensation costs, partially offset by favorable development program adjustments.

Government Systems Operating Earnings for 2014 compared to 2013

Government Systems operating earnings decreased $31 million, or 6 percent, primarily due to the following:

•	the $50 million reduction in sales volume resulted in lower earnings of $20 million, and a $30 million decrease to cost

•	an increase to operating earnings from lower warranty expense in 2014 was offset by the absence of certain favorable program adjustments that occurred in 2013

•
the remaining net decrease to operating earnings of $11 million was primarily due to the combined impact of higher employee benefit related costs and an increase in selling, general and administrative costs that resulted from various bid and proposal activities and pursuits of new business opportunities internationally

The decrease in Government Systems operating earnings as a percent of sales was driven by the adverse impact of increased selling, general and administrative expenses and higher employee benefit related costs. The favorable margin impact from the warranty adjustment that occurred in 2014 was mostly offset by the lower sales volume and absence of certain favorable program adjustments that occurred in 2013.

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
Our information management services include:

•
voice and data communication services, such as air-to-ground GLOBALinkSM and ground-to-ground AviNet® services, which enable satellite, VHF and HF transmissions between the cockpit, the FAA, airline operation centers, reservation systems and other third parties ensuring safety and efficiency for commercial airlines and other related entities in the aviation ecosystem

•
around the clock global flight support services for business aircraft operators, under the ARINCDirectSM brand, including flight planning and datalink, international trip support, cabin connectivity solutions and flight operations management software

•
airport communications and information systems designed to ease congestion and improve airport efficiency via airline agent and passenger-facing check-in, baggage, boarding and access control solutions

•	train dispatching and information systems including solutions to support positive train control as mandated by the 2008 Railroad Safety Improvement Act

•
mission critical security command and control systems with security functions such as intrusion detection, access control, video and credential management and vehicle identification for nuclear power facilities

•	backup communications services for North American first responders and critical infrastructure, newly launched as UrgentLinkTM, which improve communications performance during emergency situations
Information Management Services sales are expected to grow high-single digits driven by growth in airline and business aviation related sales.

Risks to the Information Management Services business include:

•	turbulence in global economic and financial markets could have a significant impact on demand for air travel, airport developments and retrofit of information enabled aircraft

•
occurrence of an unexpected geopolitical event, including terrorism or a pandemic, that could have a significant impact on demand for air travel and demand for new information enabled aircraft and reduce international business aviation travel

•	our ability to win new business, develop products and execute on programs pursuant to contractual requirements

•	significant reductions in U.S. rail transportation budgets could delay the implementation of Positive Train Control (PTC) mandate and other new starts and extension projects

•	disruption in the deployment of new satellite communication technology could impact future revenue growth from airline and business jet customers

For additional disclosure on Information Management Services segment results see Note 23 of the Notes to Consolidated Financial Statements in Item 8 below.

Information Management Services Sales

The following table presents Information Management Services sales:

(in millions)	2015	2014	2013
Sales	$623	$471	$45
Percent increase	32%	947%

Information Management Services Sales for 2015 compared to 2014

Total Information Management Services sales increased $152 million, or 32 percent, primarily due to a $131 million inorganic increase from the acquisition of ARINC, which occurred on December 23, 2013.

Information Management Services Sales for 2014 compared to 2013

Total Information Management Services sales increased $426 million, primarily due to the acquisition of ARINC, which contributed $421 million of revenue to 2014.

Information Management Services Pro-forma Sales

Note 3 of the Notes to Consolidated Financial Statements in Item 8 below presents supplemental pro-forma financial data as if the acquisition of ARINC had been completed on October 1, 2012. The pro-forma data included in Note 3 combines our consolidated results with the stand-alone results of ARINC for the pre-acquisition periods. The pro-forma data excludes the results of ASES, which was divested on March 10, 2015. The supplemental pro-forma data is not necessarily indicative of results that actually would have occurred had the acquisition truly been consummated on October 1, 2012.
On a pro-forma basis, sales for the Information Management Services segment would be $623 million and $577 million for the twelve months ended September 30, 2015 and 2014, respectively. The $46 million, or 8 percent, increase in the pro-forma sales was primarily due to the following:

•	double-digit sales growth in aviation related sales, including GLOBALinkSM and ARINCDirectSM

•	higher rail related sales due to the absence of certain unfavorable contract adjustments recorded in 2014

•	partially offset by lower sales due to the exit of a certain non-aviation government program

On a pro-forma basis, sales for the Information Management Services segment would be $577 million and $551 million for the twelve months ended September 30, 2014 and 2013, respectively. The $26 million, or 5 percent, increase in the pro-forma sales was primarily due to the following:

•	growth in aviation related sales, including GLOBALinkSM and ARINCDirectSM

•	partially offset by the impact of a reduction to revenue from the completion of efforts on projects in ARINC's airport business

•	and lower sales in 2014 resulting from certain unfavorable rail related contract adjustments recorded in 2014

•	as well as lower sales in 2014 due to the exit of a certain non-aviation government program

Refer to Note 3 of the Notes to Consolidated Financial Statements in Item 8 below for further pro-forma disclosures.

Information Management Services Segment Operating Earnings

(in millions)	2015	2014	2013
Segment operating earnings	$95	$62	$5
Percent of sales	15.2%	13.2%	11.1%

Operating earnings includes depreciation and amortization expense of $52 million, $37 million and $4 million for 2015, 2014 and 2013, respectively.

Information Management Services Operating Earnings for 2015 compared to 2014

Information Management Services operating earnings increased $33 million, primarily due to a $19 million inorganic increase from the acquisition of ARINC. The remaining $14 million increase is primarily due to:

•	incremental earnings from the $21 million organic increase in sales discussed in the Information Management Services sales section above

•	the absence of certain licensing costs incurred in the prior year

•	partially offset by higher business development costs

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

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of sales, SG&A and Other income, net on the Consolidated Statement of Operations. General corporate, net is summarized as follows:

(in millions)	2015	2014	2013
General corporate, net	$59	$59	$58

General corporate, net expense remained flat in 2015 as compared to 2014, as higher employee incentive compensation costs were offset by lower pension costs.

General corporate, net expense increased $1 million during 2014 as compared to 2013, primarily due to higher employee incentive compensation and pension costs.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

(in millions)	2015	2014	2013
Pension benefits	$(6)	$10	$7
Other retirement benefits	11	10	15
Net benefit expense	$5	$20	$22

Pension Benefits

In 2003, we amended our U.S. qualified and non-qualified pension plans covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. Concurrently, we replaced this benefit by supplementing our existing defined contribution savings plan to include an additional Company contribution effective October 1, 2006. Supplemental contributions made in cash to our various defined contribution savings plans were $47 million, $50 million and $42 million for 2015, 2014 and 2013, respectively.

Defined benefit pension expense (income) for the years ended September 30, 2015, 2014 and 2013 was $(6) million, $10 million and $7 million, respectively. The decrease in pension expense in 2015 was primarily due to lower interest expense from lower discount rates and higher expected asset returns as a result of a larger beginning asset balance. There was also a $5 million settlement charge included in 2014 defined benefit pension expense.

During 2015, the funded status of our pension plans went from a deficit of $901 million at September 30, 2014 to a deficit of $1.265 billion at September 30, 2015. The decrease in funded status was primarily due to a change in mortality assumptions as discussed below. We also contributed $69 million to our pension plans during the year ended September 30, 2015.

We expect defined benefit pension income of $24 million in 2016, compared to $6 million of pension income in 2015.

In October 2014, the Society of Actuaries published a new set of mortality tables (RP-2014) and a new mortality improvement scale (MP-2014), which update life expectancy assumptions. The newly published tables generally reflect longer life expectancy than was projected by past tables. For our 2015 year-end pension liability valuation, we used the RP-2014 tables with an adjustment for Plan experience and the MP-2014 improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2022. These changes are expected to result in an unfavorable impact to 2016 pension income and pre-tax earnings of $15 million. See additional details in the Critical Accounting Policies section below.

In 2015 and prior, we used a single-weighted average discount rate to calculate pension interest and service cost. We plan to utilize a "spot rate approach" in the calculation of pension interest and service cost for 2016 and beyond. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change is considered a change in accounting estimate and will be applied prospectively in 2016. The use of the spot rate approach is expected to result in a favorable impact to pension income of $35 million in 2016 relative to the estimated pension income amount had we not changed our approach. See additional details in the Critical Accounting Policies section in Item 7A below.

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

In October 2015, subsequent to our 2015 fiscal year end, we made a $55 million voluntary contribution to our U.S. qualified pension plan. There is no minimum statutory funding requirement for 2016 and we do not currently expect to make any additional discretionary contributions during 2016 to this plan. Furthermore, we are not required to make, and do not intend to make, any contributions to the ARINC pension plans during 2016. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and other actuarial assumptions. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total $13 million in 2016.

Other Retirement Benefits

Other retirement benefits expense for the years ended September 30, 2015, 2014 and 2013 was $11 million, $10 million and $15 million, respectively. We expect other retirement benefits expense of approximately $14 million in 2016.

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

During 2015, we generated $749 million of operating cash flow from continuing operations, a 13 percent increase over 2014. The $89 million improvement was primarily due to $176 million of higher cash receipts from customers, partially offset by an $85 million increase in payments made for operating costs, as discussed below.

In 2016, we expect cash provided by operating activities to be in the range of $700 million to $800 million. The projected range of cash provided by operating activities accommodates a $55 million discretionary contribution to our U.S. qualified defined benefit pension plan that was made in October 2015, subsequent to our 2015 fiscal year end, and also accommodates a $100 million net increase in pre-production engineering costs included in inventory as the Company continues to fund development projects on which customers have provided contractual guarantees for reimbursement. The net increase is primarily driven by development for the Boeing 737 MAX and the Bombardier Global 7000/8000. We expect a majority of the projected 2016 operating cash flow to be generated in the second half of our fiscal year.

Operating Activities

(in millions)	2015	2014	2013
Cash provided by operating activities from continuing operations	$749	$660	$593

The $89 million increase in cash provided by operating activities in 2015 compared to 2014 was primarily due to the following:

•
cash receipts from customers increased by $176 million to $5.215 billion in 2015 compared to $5.039 billion in 2014. The increase in cash receipts from customers was less than the sales volume increase of $265 million due to the timing of sales and collection of receivables

•
the above item was partially offset by higher payments for production inventory and other operating costs which increased $85 million to $4.102 billion in 2015 compared to $4.017 billion in 2014. The increased payments for operating costs primarily resulted from higher sales volume, partially offset by lower payroll related costs due to the timing of payroll and employee incentive payments

The $67 million increase in cash provided by operating activities in 2014 compared to 2013 was primarily due to the following:

•
higher cash receipts from customers which increased by $636 million to $5.039 billion in 2014 compared to $4.403 billion in 2013. The increase was primarily attributable to higher sales volume associated with our acquisition of ARINC and higher collections of receivables from customers

•	payments to our pension plans were $47 million lower as we made contributions of $75 million in 2014 compared to $122 million in 2013

•
the above items were partially offset by higher payments for operating costs that increased by $502 million to $4.017 billion in 2014, compared to $3.515 billion in 2013. The increased payments for operating costs primarily resulted from the higher sales volume associated with our acquisition of ARINC. In addition, the operating cost payments for 2014 include approximately $13 million of payments that relate to ARINC transaction closing costs

•
cash payments for income taxes increased $76 million to $182 million in 2014 compared to $106 million in 2013. The increase is primarily due to the timing of tax deductions including a lower contribution to our pension plan in 2014 as compared to the prior year, differences in availability of the Federal R&D Tax Credit, which expired on December 31, 2013, and the payment of an IRS audit settlement in 2014

•
payments for employee incentive pay increased $60 million. Incentive pay is expensed in the year it is incurred and then it is paid in the first fiscal quarter of the following year. In 2014, $114 million was paid for employee incentive pay costs expensed during 2013. This compares to $54 million paid during 2013 for employee incentive pay costs expensed during 2012

Investing Activities

(in millions)	2015	2014	2013
Cash used for investing activities from continuing operations	$(294)	$(1,537)	$(118)

The $1.243 billion reduction in cash used for investing activities in 2015 compared to 2014 was primarily due to the following:

•	the absence of $1.405 billion paid in 2014 for the acquisition of ARINC

•	the above item was partially offset by a $47 million increase to cash payments made for property additions to $210 million in 2015

•	in addition, we paid $50 million and $24 million in 2015 for the acquisitions of ICG and Pacific Avionics, respectively

•	also, we received $23 million in proceeds from the divestiture of our KOSI business in 2014

The $1.419 billion increase in cash used for investing activities in 2014 compared to 2013 was primarily due to the following:

•	we paid $1.405 billion for the December 2013 acquisition of ARINC

•	cash payments for property additions increased $43 million to $163 million in 2014, due, in part, to capital expenditures for ARINC

•	partially offset by $23 million in proceeds from the divestiture of our KOSI business in 2014

Financing Activities

(in millions)	2015	2014	2013
Cash provided by (used for) financing activities from continuing operations	$(492)	$827	$(448)

The $1.319 billion increase in cash used for financing activities in 2015 compared to 2014 was primarily due to the following:

•
the absence of proceeds from the December 2013 issuance of long-term debt of $1.089 billion. A portion of these proceeds were used to finance the acquisition of ARINC and the remainder was used to refinance $200 million of long-term debt that matured in December 2013

•
net proceeds from short-term commercial paper borrowings decreased $325 million. During 2015, net repayments of short-term commercial paper borrowings were $56 million, compared to net proceeds of $269 million during 2014. The incrementally higher proceeds in the prior year were used primarily to finance the acquisition of ARINC

•	cash repurchases of common stock increased $119 million to $330 million during 2015, compared to $211 million in 2014

The $1.275 billion increase in cash provided by financing activities in 2014 compared to 2013 was primarily due to the following:

•
in December 2013, we received net proceeds of $1.089 billion from the issuance of long-term debt. A portion of these proceeds were used to finance the acquisition of ARINC and the remainder was used to refinance $200 million of long-term debt that matured in December 2013

•	cash repurchases of common stock decreased $378 million to $211 million during 2014, compared to $589 million in 2013

Share Repurchase Program

Cash flow from operations provided funds for repurchasing our common stock under our share repurchase program as follows:

(in millions, except per share amounts)	2015	2014	2013
Amount of share repurchases	$325	$206	$569
Number of shares repurchased	3.8	2.7	9.8
Weighted average price per share	$85.32	$76.84	$58.38

None of the 2015, 2014 and 2013 share repurchases reflected in the table above are included within accounts payable at September 30, 2015, 2014 and 2013, respectively.

Dividends

We declared and paid cash dividends of $167 million, $162 million and $164 million in 2015, 2014 and 2013, respectively. Based on our current dividend policy, we expect to pay quarterly cash dividends which, on an annual basis, will equal $1.32 per share. We expect to fund dividends using cash generated from operations. The declaration and payment of future dividends is at the sole discretion of the Board of Directors.

Financial Condition and Liquidity

We maintain a capital structure that we believe enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure has provided the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners.

A comparison of key elements of our financial condition as of September 30, 2015 and 2014 are as follows:

	September 30
(in millions)	2015	2014
Cash and cash equivalents	$252	$323
Short-term debt(1)	(448)	(504)
Long-term debt, net	(1,680)	(1,663)
Net debt (2)	$(1,876)	$(1,844)
Total equity	$1,880	$1,889
Debt to total capitalization (3)	53%	53%
Net debt to total capitalization (4)	50%	49%

(1) Short-term debt at September 30, 2015 and September 30, 2014 consists of short-term commercial paper borrowings
(2) Calculated as total of short-term and long-term debt, net (Total debt), less cash and cash equivalents
(3) Calculated as Total debt divided by the sum of Total debt plus Total equity
(4) Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. On December 23, 2013, we acquired ARINC for $1.405 billion. This acquisition was funded through a combination of new long-term debt and commercial paper borrowings. The proceeds from the long-term debt issuance totaled $1.089 billion, of which approximately $900 million was used for the ARINC acquisition, with the remaining portion used to effectively refinance the $200 million unsecured debt due December 1, 2013. The balance of the ARINC purchase price was funded with commercial paper issuances which we plan to pay down over the next few years using our operating cash flow.

As of September 30, 2015, approximately 91 percent of our cash and cash equivalents resides at non-U.S. locations and may not be readily accessible for use in the U.S. due to potential adverse income tax implications and other statutory limitations. Due to the fluctuations of cash flows, we supplement our internally-generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1 billion face amount of unsecured short-

term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance.

At September 30, 2015, short-term commercial paper borrowings outstanding were $448 million with a weighted-average interest rate and maturity period of 0.52 percent and 25 days, respectively. At September 30, 2014, short-term commercial paper borrowings outstanding were $504 million with a weighted-average interest rate and maturity period of 0.32 percent and 29 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during 2015 was $903 million and the maximum amount outstanding during 2014 was $975 million.

On September 24, 2013, the Company entered into new credit agreements to ensure adequate commercial paper borrowing capacity in anticipation of the Company's then pending ARINC acquisition and to meet other short-term cash requirements. The Company closed on these new revolving credit facilities on December 23, 2013, concurrent with the ARINC acquisition closing date. These credit facilities consist of a five-year $1 billion credit facility that expires in December 2018 and a 364-day $200 million credit facility that expired in December 2014. These agreements replaced the prior $850 million revolving credit facility that was terminated concurrently upon the closing of the new agreements. These revolving credit facilities are in place principally to support our commercial paper program. The credit facilities include one financial covenant that requires us to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans. Our debt to total capitalization ratio on September 30, 2015 based on this financial covenant was 38 percent.

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

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing as well as the cost of such financing. Our strong credit ratings have enabled continued access to both short and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of September 30, 2015:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F1	A	Negative
Moody’s Investors Service	P-2	A3	Stable
Standard & Poor’s	A-2	A-	Stable

We were in compliance with all debt covenants at September 30, 2015 and September 30, 2014.

Off-balance Sheet Arrangements

As of September 30, 2015, other than operating leases, we had no material off-balance sheet arrangements, including guarantees, retained or contingent interests in assets transferred to unconsolidated entities, derivative instruments indexed to our stock and classified in shareowners' equity on our Consolidated Statement of Financial Position or variable interests in entities that provide financing, liquidity, market risk or credit risk support to our Company.

Contractual Obligations

The following table summarizes certain of our contractual obligations as of September 30, 2015, as well as when these obligations are expected to be satisfied.

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Long-term debt	$1,650	$—	$300	$300	$1,050
Interest on long-term debt	790	59	116	100	515
Non-cancelable operating leases	330	59	89	56	126
Non-cancelable capital leases, including interest	82	6	12	11	53
Purchase obligations:
Purchase orders	1,351	977	335	36	3
Purchase contracts	138	45	41	28	24
Total	$4,341	$1,146	$893	$531	$1,771

Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 below.

We lease certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts. Our commitments under operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on our Consolidated Statement of Financial Position. The principal portion of capital lease obligations is reflected within Other Liabilities on our Consolidated Statement of Financial Position.

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

The table excludes obligations with respect to pension and other post-retirement benefit plans (see Note 11 of the Notes to Consolidated Financial Statements in Item 8 below). In October 2015, subsequent to our fiscal year end, we made a voluntary contribution of $55 million to our U.S. qualified pension plan. For years beyond 2016, the actual amounts required to be contributed to our U.S. qualified pension plan are dependent upon, among other things, interest rates and underlying asset returns. With the exception of certain bargaining unit plans, payments due under other post-retirement benefit plans are funded as the expenses are incurred.

In addition, the table excludes liabilities for unrecognized tax benefits, which totaled $39 million at September 30, 2015, as we cannot reasonably estimate the ultimate timing of cash settlements to the respective taxing authorities (see Note 15 of the Notes to Consolidated Financial Statements in Item 8 below).

The following table reflects certain of our commercial commitments as of September 30, 2015:

	Amount of Commitment Expiration by Period
(in millions)	Total Amount Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Letters of credit *	$252	$194	$50	$7	$1

* See Note 18 of the Notes to Consolidated Financial Statements in Item 8 below for a discussion of letters of credit.
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

At September 30, 2015, we had outstanding offset obligations totaling approximately $548 million that extend through 2036. The amounts ultimately applied against our offset requirements are based on negotiations with the customer and the cost to fulfill the obligation is typically only a fraction of the original obligation above.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information related to recently issued accounting standards, see Note 2 of the Notes to Consolidated Financial Statements in Item 8 below.

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 20 of the Notes to Consolidated Financial Statements in Item 8 below.

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

Accounting for Long-Term Contracts

A substantial portion of our sales to government customers and certain of our sales to commercial customers are made pursuant to long-term contracts requiring development and delivery of products over several years and often contain fixed-price purchase options for additional products. Certain of these contracts are accounted for under the percentage-of-completion method of accounting. Sales and earnings under the percentage-of-completion method are recorded either as products are shipped under the units-of-delivery method (for production effort), or based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort). Approximately 19 percent of our sales are accounted for under the percentage-of-completion method of accounting.

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

Estimates of profit margins for contracts are typically reviewed by management on a quarterly basis. Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and cost estimates, the combining of contracts or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. Cumulative catch-up adjustments resulting from changes in estimates did not have a material effect on our results of operations during the years ended September 30, 2015, 2014 or 2013.

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

	September 30
(in millions)	2015	2014
Pre-production engineering costs	$1,012	$876
Up-front sales incentives	239	219
Total Program Investments	$1,251	$1,095

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

We also provide up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a customer relationship intangible asset and are amortized using a units-of-delivery method over the period we have received a contractually enforceable right related to the incentives, up to 15 years after entry into service. Amortization is based on our expectation of delivery rates on a program-by-program basis. Amortization begins when we start recognizing revenue as we deliver equipment for the program. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales.

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

We evaluate the carrying amount of Program Investments for recovery at least annually or when potential indicators of impairment exist, such as a change in the estimated number of products to be delivered under a program. No significant impairment charges related to Program Investments were recorded in 2015, 2014 or 2013. While we believe our Program Investments are recoverable over time, the cancellation of a program by a customer coupled with bankruptcy or other financial difficulties, would represent the most significant impairment factor related to Program Investments. We also evaluate our amortization of Program Investments quarterly based on our expectation of delivery rates on a program-by-program basis. The impact of changes in expected delivery rates on the Program Investments' amortization is adjusted as needed on a prospective basis.

Amortization expense for pre-production engineering costs and up-front sales incentives for 2015, 2014 and 2013 was as follows:

(in millions)	2015	2014	2013
Amortization of pre-production engineering	$47	$36	$25
Amortization of up-front sales incentives	15	12	9
Total amortization of Program Investments	$62	$48	$34

As disclosed in Note 6 of the Notes to Consolidated Financial Statements, the weighted-average amortization period for pre-production engineering costs is approximately 11 years. As disclosed in Note 8 of the Notes to Consolidated Financial Statements, the weighted-average amortization period for up-front sales incentives is approximately 10 years. Anticipated amortization expense for the Program Investments recorded on our balance sheet at September 30, 2015, for 2016 and beyond is summarized below:

(in millions)	2016	2017	2018	2019	2020	Thereafter
Anticipated amortization expense for pre-production engineering costs (1)	$55	$81	$106	$128	$128	$487
Anticipated amortization expense for up-front sales incentives	17	18	21	25	25	133
Total anticipated amortization for Program Investments	$72	$99	$127	$153	$153	$620
(1) On October 29, 2015, Bombardier announced the cancellation of the Learjet 85 program. Pre-production engineering costs associated with the Learjet 85 program have been excluded from anticipated amortization expense, as these costs are expected to be recovered through consideration received from Bombardier pursuant to contractual guarantees and not amortized against future hardware deliveries.

Pre-production engineering costs comprise 55 percent of our total Inventory balance at September 30, 2015, compared to 51 percent in the prior year. Pre-production engineering costs increased $136 million from September 30, 2014 to September 30, 2015. The majority of this increase was attributable to increased spending on programs with Bombardier and Boeing and increased investment on several Government Systems international rotary-wing programs. Additionally, up-front sales incentives to Commercial Systems customers increased $20 million from September 30, 2014 to September 30, 2015.

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

We believe our Program Investments are recoverable based upon our contractually enforceable rights under long-term supply arrangements and the expected revenues and profits associated with our positions on these aircraft platforms.

Income Taxes

At the end of each quarterly reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. The estimate of our effective income tax rate involves significant judgments resulting from uncertainties in the application of complex tax regulations across many jurisdictions, implementation of tax planning strategies and estimates as to the jurisdictions where income is expected to be earned. These estimates may be further complicated by new laws, new interpretations of existing laws and rulings by taxing authorities. Due to the subjectivity and complex nature of these underlying issues, our actual effective income tax rate and related tax liabilities may differ from our initial estimates. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known or as our estimates are revised based on additional information. The resulting adjustment to our income tax expense could have a material effect on our results of operations in the period the adjustment is recorded. A one percentage point change in our effective income tax rate would change our annual income from continuing operations by approximately $10 million.

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

As part of the determination of our tax liability, management exercises considerable judgment in evaluating tax positions taken by us in determining the income tax provision and establishes reserves for tax contingencies in accordance with the Income Taxes topic of the FASB Accounting Standards Codification. See Note 15 of the Notes to Consolidated Financial Statements in Item 8 below for further detail regarding unrecognized tax benefits, deferred taxes and the factors considered in evaluating deferred tax asset realization.

Goodwill

As of September 30, 2015, we had $1.904 billion of goodwill related to various business acquisitions, including the ARINC acquisition. We perform impairment tests on goodwill on an annual basis during the second quarter of each fiscal year, or on an interim basis if events or circumstances indicate that it is more likely than not that impairment has occurred.

Goodwill is potentially impaired if the carrying value of the reporting unit that contains the goodwill exceeds its estimated fair value. The fair values of our reporting units are generally determined using a combination of an income approach, which estimates fair value based upon future discounted cash flows, and a market approach, which estimates fair value using market multiples, ratios and valuations of a set of comparable public companies within our industry. In 2013, we adopted new accounting guidance which allows companies the option of making an initial qualitative evaluation to determine the likelihood of goodwill impairment. Depending on the results of the qualitative evaluation, additional quantitative analysis may be required. For example, certain financial information may be reviewed, including our five-year strategic operating plan, and certain judgments may be required, including projections about future business conditions in our industry and our ability to compete. We completed our annual goodwill impairment test in the second quarter of 2015 and concluded no impairment of goodwill exists, as all goodwill reporting units had a calculated fair value in excess of carrying value of greater than 19 percent. Although goodwill is not currently impaired, there can be no assurance that future impairments will not occur. Significant negative industry or economic trends, disruptions to our business, failure to achieve the revenue and cost synergies expected from our ARINC acquisition, or other unexpected significant changes in the use of certain assets could all have a negative effect on fair values in the future.

Warranty

Accrued liabilities are recorded on our Consolidated Statement of Financial Position to reflect our contractual obligations relating to warranty commitments to our customers. We provide warranty coverage of various lengths and terms to our customers depending on standard offerings and negotiated contractual agreements. We record an estimate for warranty expense at the time of sale based on historical warranty return rates and repair costs. We believe our primary source of warranty cost uncertainty relates to warranty terms with longer duration.

As shown in Note 18 of the Notes to Consolidated Financial Statements in Item 8 below, the carrying amount of accrued product warranty costs has declined $37 million from a balance of $126 million at September 30, 2012, to a balance of $89 million at September 30, 2015.

Approximately $32 million of the decrease in our accrued warranty balance from 2012 to 2015 is attributable to favorable adjustments recorded in 2015, 2014 and 2013 to reduce warranty reserves for changes in estimates, as shown in Note 18 of the Notes to Consolidated Financial Statements in Item 8 below. These reductions were principally driven by the completion of certain Government Systems programs that no longer require a warranty and a favorable impact from lower than anticipated repair costs across various product areas.

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

In October 2014, the Society of Actuaries published a new set of mortality tables (RP-2014) and a new mortality improvement scale (MP-2014), which update life expectancy assumptions. While accounting standards do not prescribe the use of a specific set of mortality tables in the measurement of pension obligations, mortality is a key assumption in developing actuarial estimates. The newly published tables generally reflect longer life expectancy than was projected by past tables. For our 2015 year-end pension liability valuation, we used the RP-2014 tables with an adjustment for plan experience and the MP-2014 improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2022. These changes resulted in an increase to the 2015 projected pension benefit obligation of $310 million, and are expected to unfavorably impact 2016 pension income by $15 million. Required pension contributions are not expected to be impacted by these changes until no earlier than 2017.

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

Historically, the weighted-average discount rate was used in the calculation of service and interest costs, both of which are components of pension expense. We plan to utilize a "spot rate approach" in the calculation of pension interest and service cost for 2016 and beyond. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change is considered a change in accounting estimate and will be applied prospectively in 2016. The use of the spot rate approach is expected to result in a favorable impact to pension income of $35 million in 2016 relative to the estimated pension income amount had we not changed our approach.

The expected rate of return is our estimate of the long-term earnings rate on our pension plan assets and is based upon both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. Differences between the actual and expected rate of return on plan assets can impact our expense for pension benefits.

Holding all other factors constant, the estimated impact on 2015 pension expense and pension benefit obligation for our U.S. plans caused by hypothetical changes to key assumptions is as follows:

Change in Assumption (in millions)
Assumption	25 Basis Point Increase	25 Basis Point Decrease
Pension obligation discount rate	$111 pension projected benefit obligation decrease	$113 pension projected benefit obligation increase
Pension obligation discount rate	$1 pension expense increase	$1 pension expense decrease
Expected long-term rate of return on plan assets	$7 pension expense decrease	$7 pension expense increase

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

Management believes its primary source of risk for excess and obsolete inventory is derived from life-time buy inventory. Life-time buy inventory consists of inventory that is typically no longer being produced by our vendors but for which we purchase multiple years of supply in order to meet production and service requirements. Total life-time buy inventory on hand at September 30, 2015 was $111 million.

Excluding pre-production engineering costs and progress payments, we had $906 million of gross inventory on hand at September 30, 2015 with $87 million of inventory valuation reserves. Although management believes these reserves are adequate, any abrupt changes in market conditions may require us to record additional inventory valuation reserves which could have a material adverse effect on our results of operations in the period in which these additional reserves are required. Pre-production engineering costs are discussed in the "Program Investments" section of our Critical Accounting Policies above.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

In addition to using cash provided by normal operating activities, we utilize a combination of short-term and long-term debt to finance operations. Our operating results and cash flows are exposed to changes in interest rates that could adversely affect the amount of interest expense incurred and paid on debt obligations in any given period. In addition, changes in interest rates can affect the fair value of our debt obligations. Such changes in fair value are only relevant to the extent these debt obligations are settled prior to maturity. We manage our exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt and, when considered necessary, we may employ financial instruments in the form of interest rate swaps to help meet this objective.

At September 30, 2015, we had the following unsecured long-term debt obligations:

	September 30, 2015
(in millions)	Interest Rate	Carrying Value	Fair Value
$400 Notes due 2043	4.80%	$398	$442
$400 Notes due 2023	3.70%	399	420
$250 Notes due 2021	3.10%	250	255
$300 Notes due 2019	5.25%	299	333
$300 Notes due 2016	3 month LIBOR plus 0.35%	300	300

In June 2015, we entered into interest rate swap contracts which effectively converted $150 million of the Notes due 2019 to floating rate debt based on three-month LIBOR plus 3.56 percent.

In March 2014, we entered into interest rate swap contracts which effectively converted $200 million of the Notes due 2023 to floating rate debt based on one-month LIBOR plus 0.94 percent.

In January 2010, we entered into interest rate swap contracts which effectively converted $150 million of the Notes due 2019 to floating rate debt based on six-month LIBOR plus 1.235 percent.

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $29 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $30 million. The fair value of the $500 million notional value of interest rate swap contracts was a $34 million net asset at September 30, 2015. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $4 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 10, 16 and 17 in the Notes to Consolidated Financial Statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency contracts were $359 million and $575 million at September 30, 2015 and September 30, 2014, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a $4 million net liability at September 30, 2015 and a $3 million net liability September 30, 2014. A 10 percent increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at September 30, 2015 by $1 million. A 10 percent decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at September 30, 2015 by $2 million. For more information related to outstanding currency forward exchange contracts, see Notes 16 and 17 in the Notes to Consolidated Financial Statements in Item 8 below.

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

Management assessed the effectiveness of Rockwell Collins' internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management determined that Rockwell Collins maintained effective internal control over financial reporting as of September 30, 2015.

Rockwell Collins' internal control over financial reporting as of September 30, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included within the Controls and Procedures section in Item 9A of this Form 10-K.

/s/ ROBERT K. ORTBERG	/s/ PATRICK E. ALLEN
Robert K. Ortberg Chairman, President & Chief Executive Officer	Patrick E. Allen Senior Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the accompanying consolidated statements of financial position of Rockwell Collins, Inc. and subsidiaries (the "Company") as of October 2, 2015 and October 3, 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three years in the period ended October 2, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 2015 and October 3, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 2, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 2, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 17, 2015

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, except per share amounts)

	September 30
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$252	$323
Receivables, net	1,038	1,033
Inventories, net	1,824	1,709
Current deferred income tax asset	9	9
Business held for sale	—	15
Other current assets	110	115
Total current assets	3,233	3,204

Property	964	919
Goodwill	1,904	1,863
Intangible Assets	703	688
Long-term Deferred Income Taxes	241	101
Other Assets	344	288
TOTAL ASSETS	$7,389	$7,063
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$448	$504
Accounts payable	487	535
Compensation and benefits	273	256
Advance payments from customers	365	359
Accrued customer incentives	232	202
Product warranty costs	89	104
Current deferred income tax liability	84	57
Liabilities associated with business held for sale	—	16
Other current liabilities	166	165
Total current liabilities	2,144	2,198

Long-term Debt, Net	1,680	1,663
Retirement Benefits	1,466	1,096
Other Liabilities	219	217

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued as of September 30, 2015 and 2014: 183.8)	2	2
Additional paid-in capital	1,519	1,489
Retained earnings	5,124	4,605
Accumulated other comprehensive loss	(1,699)	(1,366)
Common stock in treasury, at cost (shares held: September 30, 2015, 51.9; September 30, 2014, 49.8)	(3,071)	(2,846)
Total shareowners’ equity	1,875	1,884
Noncontrolling interest	5	5
Total equity	1,880	1,889
TOTAL LIABILITIES AND EQUITY	$7,389	$7,063

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30
	2015	2014	2013
Sales
Product sales	$4,438	$4,309	$4,230
Service sales	806	670	244
Total sales	5,244	4,979	4,474

Costs, expenses and other:
Product cost of sales	3,064	3,001	2,936
Service cost of sales	566	468	167
Selling, general and administrative expenses	606	594	495
Interest expense	61	59	28
Other income, net	(15)	(25)	(17)
Total costs, expenses and other	4,282	4,097	3,609

Income from continuing operations before income taxes	962	882	865
Income tax expense	268	264	235
Income from continuing operations	694	618	630

Income (loss) from discontinued operations, net of taxes	(8)	(14)	2

Net income	$686	$604	$632

Earnings (loss) per share:
Basic
Continuing operations	$5.25	$4.57	$4.62
Discontinued operations	(0.06)	(0.10)	0.01
Basic earnings per share	$5.19	$4.47	$4.63

Diluted
Continuing operations	$5.19	$4.52	$4.56
Discontinued operations	(0.06)	(0.10)	0.02
Diluted earnings per share	$5.13	$4.42	$4.58

Weighted average common shares:
Basic	132.3	135.1	136.5
Diluted	133.7	136.7	138.1

Cash dividends per share	$1.26	$1.20	$1.20

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30
	2015	2014	2013
Net income	$686	$604	$632
Unrealized foreign currency translation adjustments	(41)	(27)	2
Pension and other retirement benefits adjustments (net of taxes: 2015, $169; 2014, $29; 2013, $(191))	(289)	(55)	326
Foreign currency cash flow hedge adjustments (net of taxes: 2015, $(1); 2014, $1; 2013, $(2))	(3)	3	(8)
Comprehensive income	$353	$525	$952

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30
	2015	2014	2013
Operating Activities:
Net income	$686	$604	$632
Income (loss) from discontinued operations, net of tax	(8)	(14)	2
Income from continuing operations	694	618	630
Adjustments to arrive at cash provided by operating activities:
Restructuring, asset impairment and other charges	—	9	—
Gain on sale of business	—	(10)	—
Depreciation	152	141	124
Amortization of intangible assets and pre-production engineering costs	100	84	53
Stock-based compensation expense	24	24	20
Compensation and benefits paid in common stock	50	50	53
Excess tax benefit from stock-based compensation	(13)	(6)	(9)
Deferred income taxes	50	113	55
Pension plan contributions	(69)	(75)	(122)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(46)	67	(97)
Production inventory	(23)	(84)	(96)
Pre-production engineering costs	(183)	(198)	(170)
Accounts payable	(29)	23	14
Compensation and benefits	24	(60)	33
Advance payments from customers	16	(11)	32
Accrued customer incentives	30	18	10
Product warranty costs	(14)	(14)	(5)
Income taxes	50	(21)	70
Other assets and liabilities	(64)	(8)	(2)
Cash Provided by Operating Activities from Continuing Operations	749	660	593
Investing Activities:
Property additions	(210)	(163)	(120)
Acquisition of businesses, net of cash acquired	(74)	(1,405)	—
Proceeds from the disposition of property	—	—	3
Acquisition of intangible assets	—	(1)	(1)
Proceeds from business divestitures	—	24	—
Other investing activities	(10)	8	—
Cash Used for Investing Activities from Continuing Operations	(294)	(1,537)	(118)
Financing Activities:
Purchases of treasury stock	(330)	(211)	(589)
Cash dividends	(167)	(162)	(164)
Repayment of short-term borrowings	—	(200)	—
Increase (decrease) in short-term commercial paper borrowings, net(1)	(56)	269	235
Increase in long-term borrowings	—	1,089	—
Proceeds from the exercise of stock options	49	37	61
Excess tax benefit from stock-based compensation	13	6	9
Other financing activities	(1)	(1)	—
Cash Provided by (Used for) Financing Activities from Continuing Operations	(492)	827	(448)

(Continued on next page)

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
(in millions)

	Year Ended September 30
	2015	2014	2013
Effect of exchange rate changes on cash and cash equivalents	(23)	(12)	5
Discontinued Operations:
Operating activities	(14)	(16)	24
Investing activities	3	10	—
Cash provided by (used for) discontinued operations:	(11)	(6)	24
Net Change in Cash and Cash Equivalents	(71)	(68)	56
Cash and Cash Equivalents at Beginning of Period	323	391	335
Cash and Cash Equivalents at End of Period	$252	$323	$391

See Notes to Consolidated Financial Statements.

(1) Includes gross borrowings and repayments of commercial paper with maturities greater than three months as follows:

	Year Ended September 30
	2015	2014	2013
Gross borrowings of commercial paper with maturities greater than three months	$—	$265	$—
Gross payments of commercial paper with maturities greater than three months	—	265	—
Net borrowings of commercial paper with maturities greater than three months	$—	$—	$—

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(in millions)

	Year Ended September 30
	2015	2014	2013
Common Stock
Beginning and ending balance	$2	$2	$2

Additional Paid-In Capital
Beginning balance	1,489	1,469	1,460
Tax benefit from stock-based compensation	12	3	11
Shares issued under stock option and benefit plans	(6)	(7)	(22)
Stock-based compensation	24	24	20
Ending balance	1,519	1,489	1,469

Retained Earnings
Beginning balance	4,605	4,163	3,708
Net income	686	604	632
Cash dividends	(167)	(162)	(164)
Shares issued under stock option and benefit plans	—	—	(13)
Ending balance	5,124	4,605	4,163

Accumulated Other Comprehensive Loss
Beginning balance	(1,366)	(1,287)	(1,607)
Pension and other retirement benefit adjustment	(289)	(55)	326
Currency translation gain (loss)	(41)	(27)	2
Unrealized gain (loss) from foreign currency cash flow hedges	(3)	3	(8)
Ending balance	(1,699)	(1,366)	(1,287)

Common Stock in Treasury
Beginning balance	(2,846)	(2,729)	(2,304)
Share repurchases	(325)	(206)	(569)
Shares issued from treasury	100	89	144
Ending balance	(3,071)	(2,846)	(2,729)

Total Shareowners' Equity	1,875	1,884	1,618

Noncontrolling Interest
Beginning and ending balance	5	5	5
Total Equity	$1,880	$1,889	$1,623

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

The Company operates on a 52/53 week fiscal year ending on the Friday closest to September 30. Fiscal year 2014 was a 53-week year, while 2015 and 2013 were 52-week years. For ease of presentation, September 30 is utilized consistently throughout these financial statements and notes to represent the fiscal year end date. All date references contained herein relate to the Company's fiscal year unless otherwise stated.

As discussed in Note 4, Discontinued Operations and Divestitures, on March 10, 2015 the Company divested the Aerospace Systems Engineering and Support (ASES) business, which was acquired as part of the ARINC Incorporated (ARINC) transaction. On July 25, 2014 the Company divested its satellite communication systems business, formerly known as Datapath, Inc. (Datapath). As a result of the divestitures, the operating results of ASES and Datapath have been accounted for as discontinued operations for all periods presented. Unless otherwise noted, disclosures pertain to the Company's continuing operations.

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

Foreign exchange transaction gains and losses due to the remeasurement of account balances in foreign currencies are included within the Consolidated Statement of Operations and were not material to the Company's results of operations for 2015, 2014 and 2013.

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

Sales related to long-term contracts requiring development and delivery of products over several years are generally accounted for under the percentage-of-completion method of accounting in accordance with the Construction-Type and Production-Type Contracts subtopic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification. The percentage-of-completion method is predominately used in the Government Systems segment and sales and earnings under qualifying contracts are recorded either as products are shipped under the units-of-delivery method (for production effort), or based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort). Purchase options and change

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Sales and costs related to profitable purchase options are included in estimates only when the options are exercised whereas sales and costs related to unprofitable purchase options are included in estimates when exercise is determined to be probable. Sales related to change orders are included in estimates only if they can be reliably estimated and collectability is reasonably assured. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.

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

Inventories
Inventories are stated at the lower of cost or market using costs which approximate the first-in, first-out method, less related progress payments received. Inventoried costs include direct costs of manufacturing, certain engineering costs and allocable overhead costs. The Company regularly compares inventory quantities on hand on a part level basis to estimated forecasts of product demand and production requirements as well as historical usage. Based on these comparisons, management establishes an excess and obsolete inventory reserve as needed. Inventory valuation reserves were $87 million and $91 million at September 30, 2015 and 2014, respectively.

The Company defers certain pre-production engineering costs during the development phase of a program in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. These costs are deferred to the extent of the contractual guarantees and are amortized over their estimated useful lives using a units-of-delivery method, up to 15 years. This amortization expense is included as a component of cost of sales. Amortization is based on the Company’s expectation of delivery rates on a program-by-program basis and begins when the Company starts recognizing revenue as the Company delivers equipment for the program. The estimated useful life is limited to the amount of time the Company is virtually assured to earn revenues under long-term supply arrangements with the Company’s customers. Pre-production engineering costs incurred pursuant to supply arrangements that do not contain customer guarantees for reimbursement are expensed as incurred.

Progress Payments
Progress payments relate to both receivables and inventories and represent cash collected from government-related contracts whereby the governments have a legal right of offset related to the receivable or legal title to the work-in-process inventory.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property
Property is stated at acquisition cost, net of accumulated depreciation. Depreciation of property is generally provided using straight-line methods over the following estimated useful lives: buildings and improvements, 10-40 years; machinery and equipment (including internally developed software and other costs associated with the expansion and construction of ARINC's network-related assets), 3-15 years; information systems software and hardware, 3-10 years; and furniture and fixtures, 5-15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis.

Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense in the period incurred. The fair value of liabilities associated with the retirement of property is recorded when there is a legal or contractual requirement to incur such costs and the costs can be reasonably estimated. Upon the initial recognition of a contractual or legal liability for an asset retirement obligation, the Company capitalizes the asset retirement cost by increasing the carrying amount of the property by the same amount as the liability. This asset retirement cost is then depreciated over the estimated useful life of the underlying property. The Company did not have any significant asset retirement obligations at September 30, 2015 and 2014.

Goodwill and Intangible Assets
Goodwill and intangible assets generally result from business acquisitions. The purchase price of the acquisition is assigned to tangible and intangible assets and liabilities assumed based on fair value. The excess of the purchase price over the amounts assigned is recorded as goodwill. Assets acquired and liabilities assumed are allocated to the Company's reporting units based on the Company's integration plans and internal reporting structure. As of September 30, 2015 the Company had six reporting units. Purchased intangible assets with finite lives are amortized over their estimated useful lives, ranging from 5-23 years. Goodwill and intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment.

Customer Relationship Up-Front Sales Incentives
The Company provides up-front sales incentives prior to delivering products or performing services to certain commercial customers in connection with sales contracts. Up-front sales incentives are recorded as a Customer relationship intangible asset and are amortized using a units-of-delivery method over the period the Company has received a contractually enforceable right related to the incentives, up to 15 years after entry into service. Amortization is based on the Company’s expectation of delivery rates on a program-by-program basis. Amortization begins when the Company starts recognizing revenue as the Company delivers equipment for the program. Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales.

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

Goodwill and indefinite-lived intangible assets are tested annually for impairment with more frequent tests performed if indications of impairment exist. The Company's annual impairment testing date is in the second quarter of each fiscal year. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exceeds its fair value. Goodwill is potentially impaired if the carrying value of a reporting unit exceeds its estimated fair value. As of September 30, 2015, the Company had six reporting units.

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

Research and Development
The Company performs R&D activities relating to the development of new products and the improvement of existing products. Company-funded R&D programs are expensed as incurred and included in cost of sales. Company-funded R&D expenditures were $272 million, $268 million and $291 million for fiscal years ended September 30, 2015, 2014 and 2013, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The U.S. Government continues to face significant fiscal and economic challenges. To address those challenges, the U.S. Government has implemented various initiatives, including measures to reduce its spending levels pursuant to the Budget Control Act (BCA) of 2011. The BCA imposes spending caps and certain reductions in security spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect in March 2013. In December 2013, the Murray-Ryan Bipartisan Budget Act (BBA) of 2013 was enacted, raising government discretionary spending limits temporarily for 2014 and 2015. More recently, the Bipartisan Budget Act of 2015 again raised the government discretionary spending limits temporarily for 2016 and 2017, after which the BCA will again be in force.

In years when the U.S. Government does not complete its annual budget and appropriations process prior to the beginning of its fiscal year (October 1), government operations are typically funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate in the new year, but generally does not authorize new spending initiatives. During periods covered by continuing resolutions (or until the regular appropriation bills are passed), the Company may experience delays by the government in procurement of new or existing products and services which can adversely impact the Company's results of operations and cause variability in the timing of revenue between periods. The government began operations in fiscal year 2016 under a continuing resolution that is set to expire in December 2015. The Company remains confident that our product offerings are well positioned to meet the needs of our government customers in this uncertain environment and the Company continues to enhance our international strategies and make proactive adjustments to the Company's cost structure as necessary.

While management believes the Company's product offerings are well positioned to meet the needs of its U.S. Government customers, the impact of sequestration and continuing resolutions could have a material adverse effect on the Company's results of operations, financial position or cash flows and on the defense industry in general.

In addition to the overall business risks associated with the Company's concentration within the aerospace and defense industries, the Company is also exposed to a concentration of collection risk on credit extended to business jet aircraft

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

manufacturers. At September 30, 2015, accounts receivable due from business jet aircraft manufacturers were approximately $148 million. The Company performs ongoing credit evaluations on the financial condition of all of its customers and maintains allowances for uncollectible accounts receivable based on expected collectability. Although management believes its allowances are adequate, the Company is not able to predict with certainty the changes in the financial stability of its customers. Any material change in the financial status of any one customer or group of customers could have a material adverse effect on the Company's results of operations, financial position or cash flows.

As of September 30, 2015, approximately 10 percent of the Company's employees in the U.S. were represented by U.S. collective bargaining agreements, most of which were renewed without disruption in May 2013 and are generally set to expire in 2017 and 2018.

Recently Adopted Accounting Standards
In April 2015, the Financial Accounting Standards Board (FASB) issued a new standard that provides a practical expedient permitting entities with a fiscal year end that does not coincide with a month end to measure defined benefit plan assets and obligations using the month end date closest to the fiscal year end. The new standard was early adopted by the Company for each of its defined benefit plans effective for the 2015 fiscal year end with no significant impact to the Company's financial statements.

Recently Issued Accounting Standards
In May 2014, the FASB issued a comprehensive new revenue recognition standard that effectively replaces all current guidance on the topic and expands disclosures regarding revenue. The guidance permits use of either a retrospective or cumulative effect transition method. The new standard, as amended, is effective for the Company in fiscal 2019, with early adoption permitted in fiscal 2018. The Company is currently evaluating the transition methods allowed under the new standard and the effect the standard will have on the Company's consolidated financial statements and related disclosures. Given the new standard's impact on business processes, systems and internal controls, analysis of the new guidance will likely extend over several future periods.

In April 2014, the FASB issued guidance that modifies the criteria used to qualify divestitures for classification as discontinued operations and expands disclosures related to disposals of significant components. The amendment will become effective for the Company in fiscal 2016. The amended guidance is expected to decrease the likelihood that future disposals will qualify for discontinued operations treatment, meaning that the results of operations of some future disposals may be reported in continuing operations.

Other new accounting standards issued but not effective until after September 30, 2015 are not expected to have a material impact on the Company's financial statements.

3.	Acquisitions

On August 6, 2015, the Company acquired 100 percent of the outstanding shares of Newport News, Virginia-based International Communications Group, Inc. (ICG), a leading provider of satellite-based global voice and data communication products and services for the aviation industry. The purchase price, net of cash acquired, was $50 million. Additional post-closing consideration of up to $14 million may be paid, contingent upon the achievement of certain milestones. The Company recorded a $12 million liability on the acquisition date for the fair value of the contingent consideration, which is reflected as a non-cash transaction on the Company's Consolidated Statement of Cash Flows in 2015. The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets and their useful lives. Based on the Company's preliminary allocation of the purchase price, $38 million has been allocated to goodwill and $24 million to intangible assets. All goodwill resulting from the acquisition is tax deductible. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will broaden the Company's flight deck and connectivity portfolio.

On March 20, 2015, the Company acquired 100 percent of the outstanding shares of Pacific Avionics Pty. Limited (Pacific Avionics), a Singapore-based company specializing in technologies used for wireless information distribution, including in-flight entertainment and connectivity. The purchase price, net of cash acquired, was $24 million. In the fourth quarter of 2015, the purchase price allocation was finalized with $10 million allocated to intangible assets and

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$15 million to goodwill, none of which is deductible for tax purposes. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will further enhance the Company's cabin products and information management services portfolios.

The ICG and Pacific Avionics acquisitions are included within the Commercial Systems segment, and the results of operations for ICG and Pacific Avionics have been included in the Company's operating results for the periods subsequent to their respective acquisition dates. Pro-forma results of operations have not been presented for these acquisitions as the effect of the acquisitions are not material to the Company's consolidated results of operations.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price allocation resulted in the recognition of $1.087 billion of goodwill and $431 million of intangible assets with a weighted average useful life of approximately 15 years. None of the goodwill is deductible for tax purposes. All of the goodwill is included in the Company’s Information Management Services segment. The goodwill is primarily a result of revenue synergy opportunities generated by the combination of the Company’s aviation electronics and flight services business with ARINC’s network communication solutions and cost synergies resulting from the consolidation of certain corporate and administrative functions. Goodwill also results from the workforce acquired with the business. See Note 23 for additional information relating to the Information Management Services segment.
ARINC’s results of operations have been included in the Company's operating results for the period subsequent to the completion of the acquisition on December 23, 2013. During fiscal 2015 and 2014, ARINC contributed sales of $576 million and $421 million, respectively, and net income of $63 million and $31 million, respectively.

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
The Building held for sale was comprised of the land and buildings of the ARINC corporate headquarters located in Annapolis, Maryland. The related liability represented future rental payment obligations under the leaseback agreement. As of the acquisition date, the real estate assets were being marketed for sale. In March 2014, the assets were sold to an unrelated third party. The net proceeds from the sale of $81 million were remitted directly to the ARINC pension plan, and have been included as a benefit to the funded status of that plan. The sale had no impact on the Company's Consolidated Statement of Operations or Consolidated Statement of Cash Flows.

Concurrent with the sale of the real estate assets, the Company entered into revised lease agreements with the new owner of the Annapolis, Maryland facilities, extending the lease term for a portion of the facility through March 31, 2029. A portion of the leased assets have been classified as a capital lease resulting in the establishment of capital lease assets and offsetting capital lease obligation on the Company's Consolidated Statement of Financial Position.

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
Supplemental Pro-Forma Data
The following unaudited supplemental pro-forma data presents consolidated pro-forma information as if the acquisition and related financing had been on October 1, 2012.

The unaudited supplemental pro-forma financial information does not reflect the potential realization of revenue synergies or cost savings, nor does it reflect other costs relating to the integration of the two companies. This pro-forma data should not be considered indicative of the results that would have actually occurred if the acquisition and related financing had been consummated on October 1, 2012, nor are they indicative of future results.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unaudited supplemental pro-forma financial information was calculated by combining the Company's results with the stand-alone results of ARINC for the pre-acquisition periods, which were adjusted to account for certain transactions and other costs that would have been incurred during this pre-acquisition period.

(in millions, except per share amounts)	2015 (as Reported)	2014 (Pro-forma)	2013 (Pro-forma)
Sales	$5,244	$5,085	$4,980
Net income attributable to common shareowners from continuing operations	$694	$624	$636
Basic earnings per share from continuing operations	$5.25	$4.62	$4.66
Diluted earnings per share from continuing operations	$5.19	$4.56	$4.61

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

(in millions)	2015	2014	2013
Increases / (decreases) to pro-forma net income:
Net reduction to depreciation resulting from fixed asset purchase accounting adjustments(1)	$—	$2	$8
Advisory, legal and accounting service fees(2)	—	21	(21)
Amortization of acquired ARINC intangible assets, net(3)	—	(4)	(15)
Interest expense incurred on acquisition financing, net(4)	—	—	(9)
(1) This adjustment captures the net impact to depreciation expense resulting from various purchase accounting adjustments to fixed assets
(2) This adjustment reflects the elimination of transaction-related fees incurred by ARINC and Rockwell Collins in connection with the acquisition and assumes all of the fees were incurred during the first quarter of 2013
(3) This adjustment eliminates amortization of the historical ARINC intangible assets and replaces it with the new amortization for the acquired intangible assets
(4) This adjustment reflects the addition of interest expense for the debt incurred by Rockwell Collins to finance the ARINC acquisition, net of interest expense that was eliminated for the historical ARINC debt that was repaid at the acquisition date. The adjustment also reflects the elimination of interest expense incurred by Rockwell Collins for the bridge loan financing which was assumed to not be required for purposes of the pro-forma periods presented

4.	Discontinued Operations and Divestitures

On March 10, 2015, the Company sold ARINC's ASES business, which provides military aircraft integration and modifications, maintenance and logistics and support, to align with the Company's long-term primary business strategies. The sale price was $3 million, and additional post-closing consideration of up to $4 million may be received contingent upon the achievement of certain revenue growth by ASES. The Company recognized a pre-tax loss of $5 million ($3 million after-tax) related to the ASES divestiture. The operating results of ASES, including the loss realized on the disposition, have been included within discontinued operations in the Company's Consolidated Statement of Operations for all periods subsequent to the acquisition of ARINC. As of September 30, 2014, the ASES business was classified within current assets and current liabilities as a business held-for-sale in the Company's Consolidated Statement of Financial Position.
On July 25, 2014, the Company sold its satellite communication systems business formerly known as Datapath. The sales price, which was subject to post-closing adjustments for working capital and other adjustments, was $10 million. The Company recognized a pre-tax loss of $12 million ($2 million after-tax) related to the divestiture of the Datapath business. The high effective tax rate is primarily attributable to differences in the treatment of goodwill for income tax and financial reporting purposes. The operating results of Datapath, including the loss realized on the disposition, have been included in discontinued operations in the Company's Consolidated Statement of Operations for all periods

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

presented. The Datapath business was formerly included in the Government Systems segment. The divestiture of this business is part of the Company's strategy to reshape the Government Systems segment to align with the changing dynamics of the defense environment and focus on opportunities in addressed markets for the Company's core products and solutions.
Results of discontinued operations are as follows:

	Year Ended September 30
(in millions)	2015	2014	2013
Sales	$18	$94	$136
Income (loss) from discontinued operations before income taxes	(13)	(29)	3
Income tax benefit (expense) from discontinued operations	5	15	(1)

During the first quarter of 2014, the Company sold its subsidiary, Kaiser Optical Systems, Inc. (KOSI), a supplier of spectrographic instrumentation and applied holographic technology, to Endress+Hauser. The sale price, after post-closing adjustments for changes in working capital, was $23 million. This resulted in a pretax gain of $10 million, which was included in Other income, net. The divestiture of this business is part of the Company's strategy to reshape the Government Systems segment to align with the changing dynamics of the defense environment and focus on opportunities in addressed markets for the Company's core products and solutions. As part of the divestiture agreement, the Company entered into a long-term supply agreement with the buyer that allows the Company to continue purchasing certain products from KOSI after completion of the sale. As a result of this continuing involvement, the KOSI divestiture did not qualify for classification as a discontinued operation.

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	September 30, 2015	September 30, 2014
Billed	$752	$758
Unbilled	403	485
Less progress payments	(110)	(198)
Total	1,045	1,045
Less allowance for doubtful accounts	(7)	(12)
Receivables, net	$1,038	$1,033

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included within Other Assets. Total receivables due from the U.S. Government including the Department of Defense and other government agencies, both directly and indirectly through subcontracts, were $286 million and $293 million at September 30, 2015 and 2014, respectively. U.S. Government unbilled receivables, net of progress payments, were $91 million and $122 million at September 30, 2015 and 2014, respectively. Receivables, net due from equity affiliates were $64 million at September 30, 2015.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	September 30, 2015	September 30, 2014
Finished goods	$216	$218
Work in process	250	262
Raw materials, parts and supplies	353	361
Less progress payments	(7)	(8)
Total	812	833
Pre-production engineering costs	1,012	876
Inventories, net	$1,824	$1,709

As of September 30, 2015, pre-production engineering costs related to programs with Bombardier, Airbus and Boeing were $378 million, $255 million, and $173 million, respectively.

Amortization expense for pre-production engineering costs for 2015, 2014 and 2013 was $47 million, $36 million and $25 million, respectively. As of September 30, 2015, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 11 years.

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2016	2017	2018	2019	2020	Thereafter
Anticipated amortization expense for pre-production engineering costs(1)	$55	$81	$106	$128	$128	$487
(1) On October 29, 2015, Bombardier announced the cancellation of the Learjet 85 program. Pre-production engineering costs associated with the Learjet 85 program have been excluded from anticipated amortization expense, as these costs are expected to be recovered through consideration received from Bombardier pursuant to contractual guarantees and not amortized against future hardware deliveries.

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to pre-production engineering costs and life-time-buy inventory not expected to be realized within one year of $1.006 billion and $904 million at September 30, 2015 and 2014, respectively. Life-time-buy inventory is inventory that is typically no longer produced by the Company's vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product.

7.	Property

Property is summarized as follows:

(in millions)	September 30, 2015	September 30, 2014
Land	$15	$15
Buildings and improvements	429	406
Machinery and equipment	1,164	1,135
Information systems software and hardware	406	369
Furniture and fixtures	66	65
Capital leases	58	60
Construction in progress	180	142
Total	2,318	2,192
Less accumulated depreciation	(1,354)	(1,273)
Property	$964	$919

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property additions acquired by incurring accounts payable, which are reflected as a non-cash transaction in the Company's Consolidated Statement of Cash Flows, were $19 million, $37 million and $19 million at September 30, 2015, 2014 and 2013, respectively.

Property additions acquired by incurring capital leases, which are reflected as non-cash transactions in the Company's Consolidated Statement of Cash Flows were $0 million, $56 million and $0 million at September 30, 2015, 2014 and 2013, respectively.

A portion of the Company's operations are conducted in leased real estate facilities, including both operating and, to a lesser extent, capital leases. Accumulated depreciation relating to assets under capital lease totals $6 million and $2 million as of September 30, 2015 and 2014, respectively. Amortization of assets under capital lease is recorded as depreciation expense. As of September 30, 2015, remaining minimum lease payments for Property under capital leases total $82 million, including $26 million of interest.

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Government Systems	Commercial Systems	Information Management Services	Total
Balance at September 30, 2013	$513	$266	$—	$779
ARINC acquisition	—	—	1,089	1,089
Reclassification from Commercial Systems to Information Management Services	—	(4)	4	—
Disposition of Datapath	(1)	—	—	(1)
Foreign currency translation adjustments and other	(4)	—	—	(4)
Balance at September 30, 2014	508	262	1,093	1,863
ICG acquisition	—	38	—	38
Pacific Avionics acquisition	—	15	—	15
ARINC acquisition adjustment	—	—	(3)	(3)
Foreign currency translation adjustments and other	(8)	(1)	—	(9)
Balance at September 30, 2015	$500	$314	$1,090	$1,904

Beginning in the first quarter of fiscal 2014, the Company created the Information Management Services segment. This segment combines the retained portion of the acquired ARINC business with the Company's existing flight services business, which had previously been included in the Commercial Systems segment. As a result of the reorganization of the Company's segments, a portion of the goodwill from the Commercial Systems segment was reclassified to the Information Management Services segment using a fair value allocation method.

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication goodwill or indefinite-lived intangibles are more-likely-than-not impaired, commonly referred to as triggering events. There have been no such triggering events during any of the periods presented, and the Company's 2015, 2014 and 2013 impairment tests resulted in no impairment.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets are summarized as follows:

	September 30, 2015			September 30, 2014
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$346	$(195)	$151	$322	$(178)	$144
Backlog	5	(2)	3	5	(1)	4
Customer relationships:
Acquired	338	(87)	251	336	(67)	269
Up-front sales incentives	301	(62)	239	266	(47)	219
License agreements	13	(9)	4	13	(9)	4
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	47	—	47	47	—	47
In process research and development	7	—	7	—	—	—
Intangible assets	$1,072	$(369)	$703	$1,004	$(316)	$688

Amortization expense for intangible assets for 2015, 2014 and 2013 was $53 million, $48 million and $28 million, respectively. As of September 30, 2015, the weighted average amortization period remaining for up-front sales incentives was approximately 10 years.

(in millions)	2016	2017	2018	2019	2020	Thereafter
Anticipated amortization expense for up-front sales incentives	$17	$18	$21	$25	$25	$133
Anticipated amortization expense for all other intangible assets	44	40	38	34	32	222
Total	$61	$58	$59	$59	$57	$355

9.	Other Assets

Other assets are summarized as follows:

(in millions)	September 30, 2015	September 30, 2014
Long-term receivables	$109	$84
Investments in equity affiliates	13	8
Exchange and rental assets (net of accumulated depreciation of $97 at September 30, 2015 and $94 at September 30, 2014)	66	61
Other	156	135
Other assets	$344	$288

Long-term receivables
Long-term receivables expected to be collected beyond the next twelve months are principally comprised of unbilled accounts receivables pursuant to sales recorded under the percentage-of-completion method of accounting that have not yet been billed to customers in accordance with applicable contract terms.

Investments in Equity Affiliates
Investments in equity affiliates primarily consist of eight joint ventures:

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
ACCEL (Tianjin) Flight Simulation Co., Ltd (ACCEL): ACCEL is a joint venture with Beijing Bluesky Aviation Technology (a subsidiary of the Aviation Industry Corporation of China, or AVIC), that will develop and deliver commercial flight simulators in China

•
ADARI Aviation Technology Limited (ADARI): ADARI is a joint venture with Aviation Data Communication Corporation Co., LTD, that operates remote ground stations around China and develops certain content delivery management software

•
AVIC Leihua Rockwell Collins Avionics Company (ALRAC): ALRAC is a joint venture with China Leihua Electronic Technology Research Institute (an AVIC subsidiary), for the joint production of integrated surveillance system products for the C919 aircraft in China

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

Each joint venture is 50 percent owned by the Company and accounted for under the equity method. Under the equity method of accounting for investments, the Company’s proportionate share of the earnings or losses of its equity affiliates are included in Net income and classified as Other income, net in the Consolidated Statement of Operations. For segment performance reporting purposes, Rockwell Collins’ share of earnings or losses of ESA, DLS, IGS and Quest are included in the operating results of the Government Systems segment, ACCEL, ALRAC and RCCAC are included in the operating results of the Commercial Systems segment and ADARI is included in the operating results of the Information Management Services segment.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $196 million, $177 million and $144 million for the years ended September 30, 2015, 2014 and 2013, respectively. The deferred portion of profit generated from sales to equity affiliates was $1 million at September 30, 2015 and $1 million at September 30, 2014.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $10 million, $10 million and $10 million for the years ended September 30, 2015, 2014 and 2013, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Debt

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes may bear interest or may be sold at a discount, and have a maturity of not more than 364 days from the time of issuance. The commercial paper program is supported by the Company's $1 billion five-year revolving credit facility. At September 30, 2015, short-term commercial paper borrowings outstanding were $448 million with a weighted-average interest rate and maturity period of 0.52 percent and 25 days, respectively. At September 30, 2014, short term commercial paper borrowings outstanding were $504 million with a weighted-average interest rate and maturity period of 0.32 percent and 29 days, respectively.

Revolving Credit Facilities
On September 24, 2013, the Company entered into credit agreements to ensure adequate commercial paper borrowing capacity in anticipation of the Company's then pending ARINC acquisition and to meet other short-term cash requirements. The Company closed on these revolving credit facilities on December 23, 2013, concurrent with the ARINC acquisition closing date. These credit facilities consist of a five-year $1 billion credit facility that expires in December 2018 and a 364-day $200 million credit facility that expired in December 2014 and was not renewed. These agreements replaced the prior $850 million revolving credit facility that was terminated concurrently upon the closing of these agreements.

The credit facilities include one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent. The ratio excludes the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans. The ratio was 38 percent as of September 30, 2015. The credit facilities also contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity. Borrowings under these credit facilities bear interest at the London Interbank Offered Rate (LIBOR) plus a variable margin based on the Company’s unsecured long-term debt rating or, at the Company’s option, rates determined by competitive bid. At September 30, 2015 and September 30, 2014, there were no outstanding borrowings under these revolving credit facilities.

In addition, short-term credit facilities available to non-U.S. subsidiaries amounted to $39 million as of September 30, 2015, of which $11 million was utilized to support commitments in the form of commercial letters of credit. At
September 30, 2015 and September 30, 2014, there were no short-term borrowings outstanding under the Company’s non-U.S. subsidiaries’ credit facilities.

At September 30, 2015 and 2014, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

December 2013 Long-term Debt Issuances
On December 16, 2013, the Company issued $300 million of floating rate unsecured debt due December 15, 2016 (the 2016 Notes). The 2016 Notes bear annual interest at a rate equal to three-month LIBOR plus 0.35 percent. As of September 30, 2015 the quarterly interest rate was 0.68 percent. The rate resets quarterly. The net proceeds to the Company from the 2016 Notes, after deducting $1 million of debt issuance costs, were $299 million.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The 2043, 2023, 2021, 2019 and 2016 Notes each contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sales/leaseback transactions, merge or consolidate with another entity or transfer substantially all of the Company’s assets. The Company was in compliance with all debt covenants at September 30, 2015 and 2014.

Long-term debt is summarized as follows:

(in millions)	September 30, 2015	September 30, 2014
Principal amount of 2043 Notes, net of discount	$398	$398
Principal amount of 2023 Notes, net of discount	399	399
Principal amount of 2021 Notes, net of discount	250	249
Principal amount of 2019 Notes, net of discount	299	299
Principal amount of 2016 Notes	300	300
Fair value swap adjustment (Notes 16 and 17)	34	18
Long-term debt, net	$1,680	$1,663

Interest paid on debt for the years ended September 30, 2015, 2014 and 2013 was $54 million, $47 million and $28 million, respectively.

11.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

The Company early adopted the provisions of ASU No. 2015-04 (see Note 2), and used September 30, 2015 as the date closest to its fiscal year end to value plan assets of all its defined benefit plans. There was no material impact of adoption of this accounting standard on the fair value of plan assets.

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

Components of Expense (Income)
The components of expense (income) for Pension Benefits and Other Retirement Benefits are summarized below:

	Pension Benefits			Other Retirement Benefits
(in millions)	2015	2014	2013	2015	2014	2013
Service cost	$12	$10	$10	$3	$3	$4
Interest cost	155	168	139	7	9	8
Expected return on plan assets	(242)	(228)	(203)	(1)	(1)	(1)
Amortization:
Prior service credit	(3)	(12)	(18)	(5)	(9)	(8)
Net actuarial loss	72	72	79	7	8	12
Net benefit expense (income)	$(6)	$10	$7	$11	$10	$15

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

	Pension Benefits		Other Retirement Benefits
(in millions)	2015	2014	2015	2014
PBO at beginning of period	$4,086	$3,660	$213	$214
Service cost	12	10	3	3
Interest cost	155	168	7	9
Discount rate and other assumption changes	315	228	6	7
Actuarial losses (gains)	(52)	—	7	(13)
Plan participant contributions	—	—	3	3
Benefits paid	(330)	(211)	(18)	(18)
ARINC acquisition	—	274	—	8
Settlements	—	(36)	—	—
Other	(19)	(7)	—	—
PBO at end of period	4,167	4,086	221	213
Plan assets at beginning of period	3,185	2,779	18	14
Actual return on plan assets	(16)	304	—	1
Company contributions	69	75	16	18
Plan participant contributions	—	—	3	3
Benefits paid	(330)	(211)	(18)	(18)
ARINC acquisition	—	273	—	—
Settlements	—	(36)	—	—
Other	(6)	1	—	—
Plan assets at end of period	2,902	3,185	19	18
Funded status of plans	$(1,265)	$(901)	$(202)	$(195)
Funded status consists of:
Retirement benefits liability	$(1,264)	$(901)	$(202)	$(195)
Compensation and benefits liability	(11)	(11)	—	—
Other assets	10	11	—	—
Net liability	$(1,265)	$(901)	$(202)	$(195)

During 2015, the Company made $121 million of benefit payments for terminated vested lump sum payouts to certain participants.

In October 2014, the Society of Actuaries published a new set of mortality tables (RP-2014) and a new mortality improvement scale (MP-2014), which update life expectancy assumptions. The newly published tables generally reflect longer life expectancy than was projected by past tables. For the Company's 2015 year-end pension liability valuation, the Company used the RP-2014 tables with an adjustment for plan experience and the MP-2014 improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2022. These changes resulted in an increase to the 2015 projected pension benefit obligation of $310 million.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's non-U.S. defined benefit pension plans represented 5 percent of the total PBO at September 30, 2015 and 2014. The accumulated benefit obligation for all defined benefit pension plans was $4.153 billion and $4.068 billion at September 30, 2015 and 2014, respectively.

Other Comprehensive Loss
The following table summarizes the amounts included in Accumulated other comprehensive loss before tax related to retirement benefits as of September 30, 2015 and 2014 and changes recognized in Other comprehensive loss before tax for the years ended September 30, 2015 and 2014:

	Pension Benefits		Other Retirement Benefits
(in millions)	Prior Service Cost (Credit)	Net Actuarial Loss	Prior Service Cost (Credit)	Net Actuarial Loss
Balance at September 30, 2013	$(6)	$1,958	$(18)	$113
Current year net actuarial (gain)/loss	—	149	—	(6)
Amortization of prior service cost	12	—	9	—
Amortization of actuarial loss	—	(72)	—	(8)
Balance at September 30, 2014	6	2,035	(9)	99
Current year net actuarial loss	—	515	—	14
Amortization of prior service cost	3	—	5	—
Amortization of actuarial loss	—	(72)	—	(7)
Balance at September 30, 2015	$9	$2,478	$(4)	$106

The estimated amounts that will be amortized from Accumulated other comprehensive loss into expense (income) for Pension Benefits and Other Retirement Benefits during the year ending September 30, 2016 are as follows:

(in millions)	Pension Benefits	Other Retirement Benefits	Total
Prior service cost	$(1)	$(1)	$(2)
Net actuarial loss	78	8	86
Total	$77	$7	$84

Actuarial Assumptions
The following table presents the significant assumptions used in determining the benefit obligations:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2015	2014	2015	2014	2015	2014
Discount rate	3.96%	3.96%	2.94%	3.15%	3.73%	3.70%
Compensation increase rate	4.00%	4.00%	3.04%	3.48%	4.00%	4.00%

Discount rates used to determine the benefit obligations are determined by using a weighted average of market-observed yields for high quality fixed income securities that correspond to the payment of benefits.

The Company's U.S. qualified and non-qualified plans were amended to discontinue benefit accruals for salary increases and services rendered after September 30, 2006 and after April 1, 2006 for ARINC. In the U.S., certain plans associated with collective bargaining agreements continue to accrue benefits, and only the ARINC plans are impacted by increases in compensation as the benefit formula is dependent on salary increases.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant assumptions used in determining the net benefit expense (income) are as follows:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2015	2014	2015	2014	2015	2014
Discount rate	3.96%	4.51%	3.15%	3.93%	3.70%	4.14%
Expected long-term return on plan assets	8.23%	8.23%	6.70%	8.17%	8.25%	8.25%
Compensation increase rate	4.00%	4.00%	3.48%	3.45%	4.00%	4.00%
Health care cost gross trend rate (1)	—	—	—	—	7.48%	7.97%
Ultimate trend rate (1)	—	—	—	—	4.98%	4.98%
Year that trend reaches ultimate rate (1)	—	—	—	—	2019	2019

(1) Due to the effect of the fixed Company contribution, increasing or decreasing the health care cost trend rate by one percentage point would not have a significant impact on the Company's cost of providing Other Retirement Benefits.

Expected long-term return on plan assets for each year presented is based on both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. The Company uses a market-related value of plan assets reflecting changes in the fair value of plan assets over a five-year period. The Company amortizes actuarial gains and losses in excess of 10 percent of the greater of the market-related value of plan assets or the projected benefit obligation (the corridor) on a straight-line basis over the expected future lifetime of inactive participants, which was approximately 26 years years at September 30, 2015, as almost all of the plan's participants are considered inactive.

Prior service costs resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants.

Plan Assets
Total plan assets for Pension Benefits and Other Retirement Benefits as of September 30, 2015 and 2014 were $2.921 billion and $3.203 billion, respectively. The Company has established investment objectives that seek to preserve and maximize the amount of plan assets available to pay plan benefits. These objectives are achieved through investment guidelines requiring diversification and allocation strategies designed to maximize the long-term returns on plan assets while maintaining a prudent level of investment risk. These investment strategies are implemented using actively managed and indexed assets. Target and actual asset allocations as of September 30, 2015 and 2014 are as follows:

	Target Mix			2015	2014
Equities	40%	-	70%	54%	55%
Fixed income	25%	-	60%	44%	42%
Alternative investments	0%	-	15%	0%	0%
Cash	0%	-	5%	2%	3%

Alternative investments may include real estate, hedge funds, venture capital and private equity. There were no plan assets invested in the securities of the Company as of September 30, 2015 and 2014 or at any time during the years then ended. Target and actual asset allocations are periodically rebalanced between asset classes in order to mitigate investment risk and maintain asset classes within target allocations.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value of the Company's pension plans' assets as of September 30, 2015 and 2014, by asset category segregated by level within the fair value hierarchy, as described in Note 16:

	September 30, 2015				September 30, 2014
Asset category (in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. equity	$533	$362	$—	$895	$670	$359	$—	$1,029
Non-U.S. equity	575	93	—	668	630	97	—	727
Fixed income securities:
Corporate	—	1,088	—	1,088	—	1,103	—	1,103
U.S. government	65	83	—	148	52	91	—	143
Emerging market	—	—	—	—	—	50	—	50
Mortgage and asset-backed	—	2	—	2	—	3	—	3
Other	—	40	3	43	—	42	3	45
Cash and cash equivalents	—	55	—	55	—	81	—	81
Sub-total	1,173	1,723	3	2,899	1,352	1,826	3	3,181
Net receivables related to investment transactions				3				4
Total				$2,902				$3,185

The following table presents the fair value of the Company's other retirement benefits plan's assets as of September 30, 2015 and 2014, by asset category segregated by level within the fair value hierarchy, as described in Note 16:

	September 30, 2015				September 30, 2014
Asset category (in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. equity	$7	$—	$—	$7	$7	$—	$—	$7
Fixed income securities:
Corporate	—	2	—	2	—	2	—	2
U.S. government	2	1	—	3	2	1	—	3
Mortgage and asset-backed	—	1	—	1	—	1	—	1
Cash and cash equivalents	—	6	—	6	—	5	—	5
Total	$9	$10	$—	$19	$9	$9	$—	$18

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Level 3 assets represent general insurance company contracts in the ARINC pension plans and are not significant. As described in Note 16, the fair value of a Level 3 asset is derived from unobservable inputs that are based on the Company's own assumptions.
Contributions
For the years ended September 30, 2015 and 2014, the Company made contributions to its pension plans as follows:

(in millions)	2015	2014
Contributions to U.S. qualified plan	$55	$55
Contributions to U.S. non-qualified plan	9	14
Contributions to non-U.S. plans	5	6
Total	$69	$75

The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2015, the Company voluntarily contributed $55 million to its U.S. qualified pension plan, subsequent to its 2015 fiscal year end. There is no minimum statutory funding requirement for 2016 and the Company does not currently expect to make any additional discretionary contributions during 2016 to this plan. Furthermore, the Company is not required to make, and does not intend to make, any contributions to the ARINC pension plans during 2016. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $13 million in 2016.

Contributions to the Company's other postretirement plans are expected to total $15 million in 2016.

The Company participates in a multi-employer arrangement that provides postretirement benefits other than pension benefits. This arrangement provides medical benefits to certain bargaining unit active employees and retirees and their dependents. Contributions to this multi-employer arrangement were $1 million in 2015, $0 million in 2014 and $0 million in 2013.

Benefit Payments
The following table reflects estimated benefit payments to be made to eligible participants for each of the next five years and the following five years in the aggregate:

(in millions)	Pension Benefits	Other Retirement Benefits
2016	$224	$15
2017	227	15
2018	232	17
2019	238	17
2020	242	17
2021 - 2025	1,248	78

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Contribution Savings Plans and Employee Stock Purchase Plan
The Company sponsors defined contribution savings plans that are available to the majority of its employees. The plans allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. For most plans, the Company matches a percentage of employee contributions using common stock of the Company up to certain limits. Employees may transfer at any time all or a portion of their balance in Company common stock to any of the other investment options offered within the plans. The Company is authorized to issue 16.5 million shares under the defined contribution savings plans, of which 1.9 million shares are available for future contributions at September 30, 2015. Additionally, the Company's defined contribution savings plan includes a cash contribution based on an employee's age and service.

ARINC has a defined contribution savings plan that is available to most of its employees. The plan allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company makes certain matching cash contributions to the plan, which totaled $4 million for 2015.

The Company's expense related to the defined contribution savings plans for 2015, 2014 and 2013 was as follows:

	2015		2014		2013
(in millions)	Shares	Expense	Shares	Expense	Shares	Expense
Contribution in shares:
Defined contribution savings plans	0.4	$39	0.5	$40	0.7	$43
Contribution in cash:
Retirement contributions		47		50		42
Total		$86		$90		$85

The Company also offers an Employee Stock Purchase Plan (ESPP) which allows employees to have their base compensation withheld to purchase the Company's common stock each month at 95 percent of the fair market value on the last day of the month. During 2013, the Company retired the legacy ESPP and replaced it with a new ESPP that is substantially the same. As of September 30, 2015, 2.6 million shares are available for future purchase. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit. During 2015, 2014 and 2013, 0.1 million, 0.1 million and 0.2 million shares, respectively, of Company common stock were issued to employees at a value of $11 million, $10 million and $10 million for the respective periods.

12.	Shareowners' Equity

Common Stock
The Company is authorized to issue one billion shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, without par value.

Treasury Stock
The Company repurchased shares of its common stock as follows:

(in millions)	2015	2014	2013
Amount of share repurchases	$325	$206	$569
Number of shares repurchased	3.8	2.7	9.8

At September 30, 2015, the Company was authorized to repurchase an additional $380 million of outstanding stock under the Company's share repurchase program.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss (AOCL) consists of the following:

	September 30
(in millions)	2015	2014	2013
Unamortized pension and other retirement benefits (net of taxes of $952 for 2015, $783 for 2014 and $754 for 2013)	$(1,637)	$(1,348)	$(1,293)
Foreign currency translation adjustment	(56)	(15)	12
Foreign currency cash flow hedge adjustment	(6)	(3)	(6)
Accumulated other comprehensive loss	$(1,699)	$(1,366)	$(1,287)

Changes in accumulated other comprehensive loss (AOCL), net of tax, by component are as follows:

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges	Total
Balance at September 30, 2014	$(15)	$(1,348)	$(3)	$(1,366)
Other comprehensive income before reclassifications	(41)	(334)	(7)	(382)
Amounts reclassified from accumulated other comprehensive income	—	45	4	49
Net current period other comprehensive income	(41)	(289)	(3)	(333)
Balance at September 30, 2015	$(56)	$(1,637)	$(6)	$(1,699)

(1) Reclassifications from AOCL to net income related to the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans and were $71 million ($45 million net of tax), for 2015. The reclassifications are included in the computation of net benefit expense. See Note 11, Retirement Benefits for additional details.

13.	Stock-Based Compensation and Earnings Per Share

Stock-Based Compensation Program Description
In February 2015, the Company's shareholders approved the Company's 2015 Long-Term Incentives Plan (2015 Plan), replacing the 2006 Long Term Incentives Plan (2006 Plan). Under the 2015 Plan, up to 11 million shares of common stock may be issued by the Company as non-qualified options, performance units, performance shares, stock appreciation rights, restricted shares, and restricted stock units. Each share issued pursuant to an award of restricted shares, restricted stock units, performance shares and performance units counts as 3.55 shares against the authorized limit. Shares available for future grant or payment under these plans were 10.9 million at September 30, 2015. All remaining shares not issued under the 2006 plan are void as awards will no longer be granted under the 2006 Plan and no shares were transfered from the 2006 Plan to the 2015 Plan.

Options to purchase common stock of the Company have been granted under various incentive plans to directors, officers and other key employees. All of the Company's stock-based incentive plans require options to be granted at prices equal to or above the fair market value of the common stock on the dates the options are granted. The plans provide that the option price for certain options granted under the plans may be paid by the employee in cash, shares of common stock or a combination thereof. Certain option awards provide for accelerated vesting if there is a change in control. Stock options generally expire 10 years from the date they are granted and generally vest ratably over three years.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company utilizes performance shares, restricted stock and restricted stock units that generally cliff vest at the end of three years. The fair value of restricted stock and restricted stock units is estimated using the closing share price on the day of grant. The number of performance shares that will ultimately be issued is based on achievement of performance targets over a three-year period that considers cumulative sales growth and return on sales with an additional potential adjustment up or down depending on the Company's total return to shareowners compared to a group of peer companies. The fair value of performance shares is estimated using a Monte Carlo model that considers the likelihood of a payout adjustment for the total shareowner return in comparison to the peer group. Up to 240 percent of the performance shares the Company grants can be earned if maximum performance is achieved.

The Company's stock-based compensation awards are designed to align management's interests with those of the Company's shareowners and to reward outstanding Company performance. The Company has an ongoing share repurchase plan and expects to satisfy stock option exercises and stock award issuances from treasury stock.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation expense and related income tax benefit included within the Consolidated Statement of Operations for 2015, 2014 and 2013 is as follows:

(in millions)	2015	2014	2013
Stock-based compensation expense included in:
Product cost of sales	$7	$7	$6
Selling, general and administrative expenses	17	17	14
Total	$24	$24	$20
Income tax benefit	$8	$8	$7

General Option Information
The following summarizes the activity of the Company's stock options for 2015:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2014	4,320	$54.18
Granted	562	83.81
Exercised	(1,094)	46.02
Forfeited or expired	(89)	57.06
Outstanding at September 30, 2015	3,699	$61.02	5.9	$79
Vested or expected to vest (1)	3,688	$60.97	5.8	$79
Exercisable at September 30, 2015	2,548	$55.01	4.7	$69

(1) Represents outstanding options reduced by expected forfeitures

	2015	2014	2013
Weighted-average fair value per share of options granted	$19.59	$18.60	$12.81
Intrinsic value of options exercised (in millions) (2)	$48	$26	$43

(2) Represents the amount by which the stock price exceeded the exercise price of the options on the date of the exercise

The total fair value of options vested was $10 million, $10 million and $10 million during the years ended September 30, 2015, 2014 and 2013, respectively. Total unrecognized compensation expense for options that have not vested as of September 30, 2015 is $8 million and will be recognized over a weighted average period of 0.9 years.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2015 Grants	2014 Grants	2013 Grants
Risk-free interest rate	0.5% - 2.6%	0.3% - 3.0%	0.3% - 2.9%
Expected dividend yield	1.6%	1.9%	2.0%
Expected volatility	24.0%	28.0%	27.0%
Expected life	7 years	7 years	8 years

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

Performance Shares, Restricted Stock and Restricted Stock Units Information
The following summarizes the Company's performance shares, restricted stock and restricted stock units for 2015:

	Performance Shares		Restricted Stock		Restricted Stock Units
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2014	478	$60.46	23	$30.24	331	$58.78
Granted	131	82.76	—	—	72	84.63
Vested	(158)	55.01	—	—	(57)	55.01
Forfeited	(13)	66.78	—	—	(6)	67.38
Nonvested at September 30, 2015	438	$68.92	23	$30.24	340	$64.34

(in millions)	Performance Shares	Restricted Stock	Restricted Stock Units
Total unrecognized compensation costs at September 30, 2015	$11	$—	$5
Weighted-average life remaining at September 30, 2015, in years	0.9	0	1.0
Weighted-average fair value per share granted in 2014	$71.63	$—	$72.42
Weighted-average fair value per share granted in 2013	$55.69	$—	$56.04

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2015 based on the achievement of performance targets for 2015 through 2017 is approximately 309,000. The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2014 based on the

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

achievement of performance targets for 2014 through 2016 is approximately 340,000. For purposes of determining the maximum number of shares of common stock that can be issued with respect to the performance shares granted in 2014 and 2015, the maximums have been updated to reflect reductions arising as a result of terminations and retirements. The number of shares of common stock that will be issued in respect of performance shares granted in 2013 based on the achievement of performance targets for 2013 through 2015 is approximately 129,000.

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

(in millions, except per share amounts)	2015	2014	2013
Numerator for basic and diluted earnings per share:
Income from continuing operations	$694	$618	$630
Income (loss) from discontinued operations, net of taxes	(8)	(14)	2
Net income	$686	$604	$632
Denominator:
Denominator for basic earnings per share – weighted average common shares	132.3	135.1	136.5
Effect of dilutive securities:
Stock options	1.0	1.2	1.2
Performance shares, restricted stock and restricted stock units	0.4	0.4	0.4
Dilutive potential common shares	1.4	1.6	1.6
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	133.7	136.7	138.1
Earnings (loss) per share:
Basic
Continuing operations	$5.25	$4.57	$4.62
Discontinued operations	(0.06)	(0.10)	0.01
Basic earnings per share	$5.19	$4.47	$4.63
Diluted
Continuing operations	$5.19	$4.52	$4.56
Discontinued operations	(0.06)	(0.10)	0.02
Diluted earnings per share	$5.13	$4.42	$4.58

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.0 million, 0.0 million and 0.4 million in 2015, 2014 and 2013, respectively.

14.	Other Income, Net

Other income, net consists of the following:

(in millions)	2015	2014	2013
Earnings from equity affiliates	$3	$7	$13
Gain from business divestiture	—	10	—
Other	12	8	4
Other income, net	$15	$25	$17

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Income Taxes

The components of income tax expense from continuing operations are as follows:

(in millions)	2015	2014	2013
Current:
U.S. federal	$169	$110	$151
Non-U.S.	38	37	18
U.S. state and local	11	4	11
Total current	218	151	180
Deferred:
U.S. federal	49	105	53
Non-U.S.	(4)	(2)	(3)
U.S. state and local	5	10	5
Total deferred	50	113	55
Income tax expense	$268	$264	$235

Net current deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(in millions)	2015	2014
Inventory	$(226)	$(191)
Product warranty costs	29	32
Customer incentives	62	53
Contract reserves	11	14
Compensation and benefits	29	24
Valuation allowance	(8)	(10)
Other	28	30
Current deferred income taxes, net	$(75)	$(48)

Net long-term deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(in millions)	2015	2014
Retirement benefits	$487	$346
Intangibles	(177)	(183)
Capital lease liability	21	22
Property	(154)	(151)
Stock-based compensation	30	29
Deferred compensation	15	13
Capital loss carryover	42	43
Valuation allowance	(34)	(33)
Other	7	14
Long-term deferred income taxes, net	$237	$100

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current deferred income tax assets and liabilities and long-term deferred income tax assets and liabilities are included in the Consolidated Statement of Financial Position as follows:

	September 30
(in millions)	2015	2014
Current deferred income tax asset	$9	$9
Current deferred income tax liability	(84)	(57)
Current deferred income taxes, net	$(75)	$(48)
Long-term deferred income taxes	$241	$101
Other liabilities	(4)	(1)
Long-term deferred income taxes, net	$237	$100

Management believes it is more likely than not that the current and long-term deferred tax assets will be realized through the reduction of future taxable income, except for $42 million of deferred tax assets which have been fully reserved and relate to a U.S. capital loss carry forward on the Company's sale of its Datapath business which expires in 2019. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) the historical operating results of the Company ($1.509 billion of U.S. taxable income over the past three years), (b) expectations of future earnings, (c) the extended period of time over which the retirement benefit liabilities will be paid and (d) the expectations of future capital gains.

Changes in the valuation allowance for deferred tax assets are summarized as follows:

	September 30
(in millions)	2015	2014	2013
Balance at beginning of year	$43	$11	$19
Charged to costs and expenses	—	32	—
Deductions	(1)	—	(8)
Balance at September 30	$42	$43	$11

The effective income tax rate from continuing operations differed from the U.S. statutory tax rate as detailed below:

	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(1.0)	(1.1)	(1.2)
State and local income taxes	1.2	1.3	1.3
Research and development credit	(3.2)	(1.1)	(5.1)
Domestic manufacturing deduction	(2.0)	(1.7)	(2.0)
Tax settlements	(1.6)	(0.9)	(0.1)
Other	(0.5)	(1.6)	(0.7)
Effective income tax rate	27.9%	29.9%	27.2%

Income tax expense from continuing operations was calculated based on the following components of income before income taxes:

(in millions)	2015	2014	2013
U.S. income	$835	$754	$755
Non-U.S. income	127	128	110
Total	$962	$882	$865

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

No provision has been made as of September 30, 2015 for U.S. federal or state, or additional non-U.S. income taxes related to approximately $539 million of undistributed earnings of non-U.S. subsidiaries which have been or are intended to be permanently reinvested. Thus, it is not practicable to estimate the amount of tax that might be payable on the undistributed earnings.

The Company had net income tax payments of $182 million, $182 million and $106 million in 2015, 2014 and 2013, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended September 30 is as follows:

(in millions)	2015	2014	2013
Beginning balance	$48	$56	$42
Additions for tax positions related to the current year	8	13	15
Additions for tax positions of prior years	6	1	3
Additions for tax positions related to acquisitions	—	8	—
Reductions for tax positions of prior years	(17)	(17)	(1)
Reductions for tax positions of prior years related to lapse of statute of limitations	(1)	(2)	(2)
Reductions for tax positions related to settlements with taxing authorities	(5)	(11)	(1)
Ending balance	$39	$48	$56

The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $11 million, $25 million and $34 million as of September 30, 2015, 2014 and 2013, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $13 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Consolidated Statement of Financial Position was $1 million and $1 million as of September 30, 2015 and 2014, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Consolidated Statement of Operations was $0 million, $(1) million and $0 million for the years ended September 30, 2015, 2014 and 2013, respectively.

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

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and September 30, 2014 are as follows:

		September 30, 2015	September 30, 2014
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$50	$50
Interest rate swap assets	Level 2	34	18
Foreign currency forward exchange contract assets	Level 2	7	6
Foreign currency forward exchange contract liabilities	Level 2	(11)	(9)
Contingent consideration for ICG acquisition	Level 3	(12)	—

There were no transfers between Levels of the fair value hierarchy during 2015 or 2014.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting from certain divestitures. See Note 3 for further discussion on the fair value of assets and liabilities associated with acquisitions. See Note 4 for further discussion on the fair value of assets and liabilities associated with divestitures.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The contingent consideration for the ICG acquisition represents the estimated fair value of post-closing consideration owed to the sellers associated with the acquisition. This is categorized as Level 3 in the fair value hierarchy and the fair value is determined using a probability-weighted approach. The liability recorded was derived from the estimated probability that certain contingent payment milestones will be met in accordance with the terms of the purchase agreement.

As of September 30, 2015, there has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.

The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	September 30, 2015		September 30, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$252	$252	$323	$323
Short-term debt	(448)	(448)	(504)	(504)
Long-term debt	(1,646)	(1,750)	(1,645)	(1,747)

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

Interest Rate Swaps
The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. To meet this objective, the Company may use financial instruments in the form of interest rate swaps. In January 2010, the Company entered into two interest rate swap contracts which expire on July 15, 2019 and effectively converted $150 million of the 2019 Notes to floating rate debt based on six-month LIBOR plus 1.235 percent. In June 2015, the Company entered into two interest rate swap contracts which expire on July 15, 2019 and effectively converted the remaining $150 million of the 2019 Notes to floating rate debt based on three-month LIBOR plus 3.56 percent (collectively the 2019 Swaps).

In March 2014, the Company entered into three interest rate swap contracts (the 2023 Swaps) which expire on December 15, 2023 and effectively converted $200 million of the 2023 Notes to floating rate debt based on one-month LIBOR plus 0.94 percent.

The Company designated the 2019 and 2023 Swaps (the Swaps) as fair value hedges. The Swaps are recorded within Other Assets at a fair value of $34 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $34 million at September 30, 2015. At September 30, 2014, the Swaps were recorded within Other Assets at a fair value of $18 million, offset by a fair value adjustment to Long-term Debt (Note 10) of $18 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of September 30, 2015 and September 30, 2014, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $359 million and $575 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Consolidated Statement of Financial Position as of September 30, 2015 and September 30, 2014 are as follows:

		Asset Derivatives
(in millions)	Classification	September 30, 2015	September 30, 2014
Foreign currency forward exchange contracts	Other current assets	$7	$6
Interest rate swaps	Other assets	34	18
Total		$41	$24

		Liability Derivatives
(in millions)	Classification	September 30, 2015	September 30, 2014
Foreign currency forward exchange contracts	Other current liabilities	$11	$9
Total		$11	$9

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of September 30, 2015 there were no undesignated foreign currency forward exchange contracts classified within other current assets and $1 million classified within other current liabilities.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of derivative instruments on the Consolidated Statement of Operations for the fiscal years ended September 30, 2015 and 2014 is as follows:

		Amount of Gain (Loss)
(in millions)	Location of Gain (Loss)	September 30, 2015	September 30, 2014
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Interest rate swaps	Interest expense	$11	$8
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	$(10)	$—
Amount of gain (loss) reclassified from AOCL into income	Cost of sales	(6)	(1)
Forward starting interest rate swaps:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	—	3
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	(8)	(1)

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the fiscal year ended September 30, 2015. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the fiscal year ended September 30, 2015.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of September 30, 2015. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

The Company expects to reclassify approximately $5 million of AOCL losses from cash flow hedges into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at September 30, 2015 was 58 months.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	September 30
(in millions)	2015	2014	2013
Balance at beginning of year	$104	$121	$126
Warranty costs incurred	(46)	(47)	(46)
Product warranty accrual	42	46	48
Changes in estimates for prior years	(10)	(15)	(7)
Increase from acquisitions	1	—	—
Foreign currency translation adjustments and other	(2)	(1)	—
Balance at September 30	$89	$104	$121

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of September 30, 2015, the outstanding loan balance was approximately $3 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of September 30, 2015, the Quest guarantees are not reflected on the Company’s Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at September 30, 2015 were $252 million. These commitments are not reflected as liabilities on the Company’s Consolidated Statement of Financial Position.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Contractual Obligations and Other Commitments

The following table reflects certain of the Company's non-cancelable contractual commitments as of September 30, 2015:

	Payments Due By Period
(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Non-cancelable operating leases	$59	$49	$40	$31	$25	$126	$330
Purchase contracts	45	23	18	19	9	24	138
Long-term debt	—	300	—	300	—	1,050	1,650
Interest on long-term debt	59	58	58	58	42	515	790
Total	$163	$430	$116	$408	$76	$1,715	$2,908

Non-cancelable Operating Leases
The Company leases certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts with terms that meet the accounting definition of operating leases. Some leases include renewal options, which permit extensions of the expiration dates at rates approximating fair market rental rates. Rent expense for the years ended September 30, 2015, 2014 and 2013 was $73 million, $65 million and $67 million, respectively. The Company's commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on the Consolidated Statement of Financial Position.

Purchase Contracts
The Company may enter into purchase contracts with suppliers under which there is a commitment to buy a minimum amount of products or pay a specified amount. These commitments are not reflected as a liability on the Company's Consolidated Statement of Financial Position. Amounts purchased under these agreements for the years ended September 30, 2015, 2014 and 2013 were $50 million, $38 million and $45 million, respectively.

Interest on Long-term Debt
Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts.

20.	Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of September 30, 2015, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of September 30, 2015, which represents management’s best estimate of the probable future cost for this site.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

22.	Restructuring, Pension Settlement and Asset Impairment Charges, Net

In 2014, the Company recorded pension settlement and restructuring charges totaling $9 million. This amount was comprised of (i) $5 million for pension settlement charges (included within Selling, general and administrative expense) and (ii) $4 million for employee severance costs related to the consolidation and closure of two service centers as part of a plan to optimize the efficiency of the Company's global service center footprint. These severance costs were included within cost of sales. Through September 30, 2015, the Company has completed all cash payments associated with these actions.

In 2012, the Company recorded restructuring and asset impairment charges, net totaling $58 million. Included in this charge was $35 million related to employee severance costs, primarily resulting from decisions to realign the Company's European organizational structure to better position the business for long-term growth and to adjust the size of the workforce in anticipation of the sequestration impacts on the U.S. defense budgets. Through September 30, 2015, the Company has made cash severance payments of approximately $32 million related to the 2012 restructuring action. As of September 30, 2015, $3 million of employee separation costs related to the 2012 restructuring action remain to be paid in future periods.

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

Commercial Systems supplies aviation electronics systems, products and services to customers located throughout the world. The customer base is comprised of OEMs of commercial air transport, business and regional aircraft, commercial airlines and business aircraft operators.

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

Sales made by the Company to the U.S. Government were 29 percent, 30 percent and 37 percent of total sales for the years ended September 30, 2015, 2014 and 2013, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The sales and earnings of continuing operations of the Company's operating segments are summarized as follows:

(in millions)	2015	2014	2013
Sales:
Commercial Systems	$2,434	$2,299	$2,170
Government Systems	2,187	2,209	2,259
Information Management Services	623	471	45
Total sales	$5,244	$4,979	$4,474

Segment operating earnings:
Commercial Systems	$554	$509	$472
Government Systems	457	465	496
Information Management Services	95	62	5
Total segment operating earnings	1,106	1,036	973

Interest expense(1)	(61)	(59)	(28)
Stock-based compensation	(24)	(24)	(20)
General corporate, net	(59)	(59)	(58)
Gain on divestiture of business	—	10	—
ARINC transaction costs(1)	—	(13)	(2)
Restructuring, pension settlement and asset impairment charges, net	—	(9)	—
Income from continuing operations before income taxes	962	882	865
Income tax expense	(268)	(264)	(235)
Income from continuing operations	$694	$618	$630

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the identifiable assets and investments in equity affiliates at September 30, 2015, 2014 and 2013, as well as the provision for depreciation and amortization, the amount of capital expenditures for property and earnings from equity affiliates for each of the three years ended September 30, for each of the operating segments and Corporate:

(in millions)	2015	2014	2013
Identifiable assets:
Commercial Systems	$2,906	$2,655	$2,465
Government Systems	1,953	1,938	2,174
Information Management Services	1,886	1,885	—
Corporate	644	585	761
Total identifiable assets	$7,389	$7,063	$5,400
Investments in equity affiliates:
Commercial Systems	$7	$—	$—
Government Systems	6	8	22
Information Management Services	—	—	—
Total investments in equity affiliates	$13	$8	$22
Depreciation and amortization:
Commercial Systems	$117	$108	$92
Government Systems	83	80	81
Information Management Services	52	37	4
Total depreciation and amortization	$252	$225	$177
Capital expenditures for property:
Commercial Systems	$90	$68	$58
Government Systems	81	66	62
Information Management Services	39	29	—
Total capital expenditures for property	$210	$163	$120
Earnings from equity affiliates:
Commercial Systems	$—	$—	$—
Government Systems	3	7	13
Information Management Services	—	—	—
Total earnings from equity affiliates	$3	$7	$13

The Company's operating segments share many common resources, infrastructures and assets in the normal course of business. Certain assets have been allocated between the operating segments primarily based on occupancy or usage, principally property, plant and equipment. Identifiable assets at Corporate consist principally of cash and net deferred income tax assets for all years presented.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes sales by product category for the years ended September 30, 2015, 2014 and 2013:

(in millions)	2015	2014	2013
Commercial Systems product categories:
Air transport aviation electronics	$1,385	$1,285	$1,181
Business and regional aviation electronics	1,049	1,014	989
Commercial Systems sales	2,434	2,299	2,170

Government Systems product categories:
Avionics	1,390	1,342	1,384
Communication products	401	455	450
Surface solutions	200	234	232
Navigation products	196	178	193
Government Systems sales	2,187	2,209	2,259

Information Management Services sales	623	471	45

Total sales	$5,244	$4,979	$4,474

The air transport and business and regional aviation electronics sales categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the years ended September 30, 2015, 2014 and 2013, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $57 million, $70 million and $83 million, respectively.

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

The following table reflects sales for the years ended September 30, 2015, 2014 and 2013 by location of our customers and property at September 30, 2015, 2014 and 2013 by geographic region:

	Sales			Property
(in millions)	2015	2014	2013	2015	2014	2013
U.S.(1)	$3,174	$2,993	$2,827	$861	$805	$679
Europe	915	881	772	83	89	75
Asia-Pacific	503	486	371	15	19	14
Canada	369	349	322	1	1	1
Africa / Middle East	155	159	97	—	1	—
Latin America	128	111	85	4	4	4
International	2,070	1,986	1,647	103	114	94
Total	$5,244	$4,979	$4,474	$964	$919	$773

(1) For the years ended September 30, 2015, 2014 and 2013, U.S. sales include revenue from foreign military sales of $171 million, $176 million and $179 million, respectively.

Sales are attributable to geographic region based on the location of our customers.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.	Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended September 30, 2015 and 2014 is summarized as follows:

	2015 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	Total
Sales	$1,226	$1,341	$1,293	$1,384	$5,244
Gross profit (total sales less product and service cost of sales)	369	404	405	436	1,614
Income from continuing operations	169	163	178	184	694
Income (loss) from discontinued operations, net of taxes	(2)	(6)	—	—	(8)
Net income	$167	$157	$178	$184	$686
Earnings (loss) per share:
Basic
Continuing operations	$1.28	$1.23	$1.35	$1.40	$5.25
Discontinued operations	(0.02)	(0.04)	—	—	(0.06)
Basic earnings per share	$1.26	$1.19	$1.35	$1.40	$5.19
Diluted
Continuing operations	$1.26	$1.22	$1.33	$1.38	$5.19
Discontinued operations	(0.02)	(0.05)	—	—	(0.06)
Diluted earnings per share	$1.24	$1.17	$1.33	$1.38	$5.13

Net income in the first quarter of 2015 includes a $22 million income tax benefit from the retroactive reinstatement of the Federal R&D Tax Credit.

Net income in the third quarter of 2015 includes a $14 million income tax benefit related to the remeasurement of certain prior year tax positions.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

25.	Subsequent Event

In October 2015, the Company initiated certain restructuring actions primarily as a result of continued weakness in the business aviation market. The Company expects to record a pre-tax restructuring charge in the first quarter of 2016 in the range of $35 million to $45 million, primarily consisting of employee severance costs. The majority of the cash payments associated with these actions are expected to occur in the Company's first and second quarter of 2016.

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

Evaluation of Internal Control Over Financial Reporting

Management's report on internal control over financial reporting as of September 30, 2015 is included within Item 8 of this Annual Report on Form 10-K. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 9A of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the internal control over financial reporting of Rockwell Collins, Inc. and subsidiaries (the "Company") as of October 2, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 2, 2015 of the Company and our report dated November 17, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 17, 2015

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the 2016 Proxy Statement. See also the information with respect to executive officers of the Company under Item 4A of Part I.

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

See the information under the captions Compensation of Directors, Executive Compensation, Compensation Discussion and Analysis and Compensation Committee Report in the 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions Voting Securities and Equity Ownership of Certain Beneficial Owners and Management in the 2016 Proxy Statement.

Equity Compensation Plan Information

The following table gives information as of September 30, 2015, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights		(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved By Security Holders(1)	4,816,254	(2)	$61.02	13,560,877	(3)(4)
Equity Compensation Plans Not Approved By Security Holders	0		0	0
Total	4,816,254		$61.02	13,560,877

(1) Consists of the following equity compensation plans: 2006 Long-Term Incentives Plan and 2015 Long-Term Incentives Plan.
(2) Includes 777,744 performance shares, which is the maximum number of shares that can be issued in the future if maximum performance is achieved under performance agreements granted in November 2013 and 2014. Of these performance shares, 129,456 will be issued in November 2015 based on performance shares granted in November 2012. Also includes 339,783 restricted stock units (RSUs). Such performance shares and RSUs are not included in the weighted average price calculation.
(3) Also includes 2,641,069 shares available under our Employee Stock Purchase Plan (ESPP), which allows employees to have up to 15 percent of their base compensation withheld toward the purchase of our common stock. Shares are purchased each month by participants at 95 percent of the fair market value on the last day of the month pursuant to the ESPP.
(4) Of the 10,919,808 shares available for future grant under the 2015 Long-Term Incentives Plan, each share issued pursuant to an award of restricted stock, restricted stock units, performance shares and performance units counts as 3.55 shares against this limit in accordance with the terms of the plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the caption Corporate Governance, Board of Directors and Committees and Certain Transactions and Other Relationships in the 2016 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

See the information under the caption Proposal to Approve the Selection of Auditors in the 2016 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)		Financial Statements, Financial Statement Schedules and Exhibits.
	(1)	Financial Statements
The financial statements are included under Item 8 of this Annual Report on Form 10-K:
Consolidated Statement of Financial Position, as of September 30, 2015 and 2014
Consolidated Statement of Operations, years ended September 30, 2015, 2014 and 2013
Consolidated Statement of Comprehensive Income, years ended September 30, 2015, 2014 and 2013
Consolidated Statement of Cash Flows, years ended September 30, 2015, 2014 and 2013
Consolidated Statement of Equity, years ended September 30, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

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

*10-a-10	The Company’s 2015 Long-Term Incentives Plan filed as Appendix B to the Company’s Notice and Proxy Statement dated December 17, 2014, is incorporated herein by reference.
*10-a-11
Form of Stock Option Agreement under the Company’s 2006 and 2015 Long-Term Incentives Plans, filed as Exhibit 10-a-1 to the Company’s Form 10-Q for the quarter ended December 31, 2014, is incorporated herein by reference.

*10-a-12
Form of Performance Share Agreement under the Company’s 2006 and 2015 Long-Term Incentives Plans, filed as Exhibit 10-a-2 to the Company’s Form 10-Q for the quarter ended December 31, 2014, is incorporated herein by reference.

*10-a-13	Form of Restricted Stock Unit Award for Non-Employee Directors under the Company’s 2015 Long-Term Incentives Plan.
*10-b-1
The Company's Directors Stock Plan, adopted by the Company's Board of Directors on June 1, 2001 and approved by the Company's shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 001-16445) (the "Form 10"), is incorporated herein by reference.

*10-b-2	Form of Stock Option Agreement under the Company's Directors Stock Plan, filed as Exhibit 10-b-2 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-b-3	Form of Restricted Stock Agreement under the Company's Directors Stock Plan, filed as Exhibit 10-b-3 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-c-1	Compensation Recovery Policy acknowledgment and agreement filed as Exhibit 10-c-1 to the Company's Form 10-Q for the quarter ended December 31, 2012, is incorporated herein by reference.
*10-d-1	The Company's Incentive Compensation Plan, as amended, filed as Exhibit 10-d-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-f-1	The Company's Deferred Compensation Plan, as amended, filed as Exhibit 10-f-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-f-2	The Company's 2005 Deferred Compensation Plan, as amended and restated, filed as Exhibit 10-f-1 to the Company's Form 10-Q for quarter ended March 31, 2014, is incorporated herein by reference.
*10-f-3	The Company’s First Amendment to the 2005 Deferred Compensation Plan, as amended and restated.
*10-g-1	The Company's Non-Qualified Savings Plan, as amended, filed as Exhibit 10-g-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-g-2	The Company's 2005 Non-Qualified Retirement Savings Plan, as amended, filed as Exhibit 10-g-3 to the Company's Form 10-Q for quarter ended December 31, 2010, is incorporated herein by reference.
*10-h-1	The Company's 2005 Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-1 to the Company's Form 10-Q for quarter ended June 30, 2012, is incorporated herein by reference.
*10-h-2	The Company's Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-3 to the Company's Form 10-K for the year ended September 30, 2008, is incorporated herein by reference.

*10-i-1	The Company's Master Trust, as amended, filed as Exhibit 10-i-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
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
Robert J. Perna Senior Vice President, General Counsel and Secretary

Dated: November 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 17th day of November 2015 by the following persons on behalf of the registrant and in the capacities indicated.

	/s/ ROBERT K. ORTBERG	Chairman, President and Chief Executive Officer (principal executive officer)
Robert K. Ortberg
	ANTHONY J. CARBONE*	Director
	CHRIS A. DAVIS*	Director
	RALPH E. EBERHART*	Director
	JOHN A. EDWARDSON*	Director
	DAVID LILLEY*	Director
	ANDREW J. POLICANO*	Director
	CHERYL L. SHAVERS*	Director
	JEFFREY L. TURNER*	Director

	/s/ PATRICK E. ALLEN	Senior Vice President and Chief Financial Officer (principal financial officer)
Patrick E. Allen
	/s/ TATUM J. BUSE	Vice President, Finance and Controller (principal accounting officer)
Tatum J. Buse
*By	/s/ ROBERT J. PERNA
Robert J. Perna, Attorney-in-fact**

** By authority of the powers of attorney filed herewith.

S-1

EXHIBIT INDEX

Exhibit Number	Description
* 10-a-13	Form of Restricted Stock Unit Award for Non-Employee Directors under the Company’s 2015 Long-Term Incentives Plan.

* 10-f-3	The Company’s First Amendment to the 2005 Deferred Compensation Plan, as amended and restated.

* 10-n-2	Schedule identifying executives of the Company who are party to a Change of Control Agreement.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Management contract or compensatory plan or arrangement.

S-2