Form 10-Q
period 2015-12-31
ROCKWELL COLLINS INC
filed 2016-01-22
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

131,131,426 shares of the registrant's Common Stock were outstanding on January 18, 2016.

1

ROCKWELL COLLINS, INC.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	December 31, 2015	September 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$334	$252
Receivables, net	1,036	1,038
Inventories, net	1,938	1,824
Other current assets	138	110
Total current assets	3,446	3,224

Property	973	964
Goodwill	1,903	1,904
Intangible Assets	693	703
Deferred Income Taxes	141	165
Other Assets	315	344
TOTAL ASSETS	$7,471	$7,304
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$1,105	$448
Accounts payable	443	487
Compensation and benefits	218	273
Advance payments from customers	336	365
Accrued customer incentives	234	232
Product warranty costs	87	89
Other current liabilities	152	166
Total current liabilities	2,575	2,060

Long-term Debt, Net	1,370	1,680
Retirement Benefits	1,381	1,466
Other Liabilities	240	218

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued as of December 31, 2015 and September 30, 2015: 183.8)	2	2
Additional paid-in capital	1,520	1,519
Retained earnings	5,215	5,124
Accumulated other comprehensive loss	(1,693)	(1,699)
Common stock in treasury, at cost (shares held: December 31, 2015, 52.6; September 30, 2015, 51.9)	(3,145)	(3,071)
Total shareowners’ equity	1,899	1,875
Noncontrolling interest	6	5
Total equity	1,905	1,880
TOTAL LIABILITIES AND EQUITY	$7,471	$7,304
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	December 31
	2015	2014
Sales:
Product sales	$968	$1,035
Service sales	201	191
Total sales	1,169	1,226

Costs, expenses and other:
Product cost of sales	691	718
Service cost of sales	145	139
Selling, general and administrative expenses	163	137
Interest expense	15	15
Other income, net	(2)	(1)
Total costs, expenses and other	1,012	1,008

Income from continuing operations before income taxes	157	218
Income tax expense	24	49
Income from continuing operations	133	169

Income (loss) from discontinued operations, net of taxes	2	(2)

Net income	$135	$167

Earnings (loss) per share:
Basic
Continuing operations	$1.01	$1.28
Discontinued operations	0.02	(0.02)
Basic earnings per share	$1.03	$1.26

Diluted
Continuing operations	$1.00	$1.26
Discontinued operations	0.02	(0.02)
Diluted earnings per share	$1.02	$1.24

Weighted average common shares:
Basic	131.4	133.0
Diluted	132.8	134.5

Cash dividends per share	$0.33	$0.30

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended
	December 31
	2015	2014
Net income	$135	$167
Unrealized foreign currency translation adjustments	(8)	(14)
Pension and other retirement benefits adjustments (net of taxes for the three months ended December 31, 2015 and 2014 of $8 and $7, respectively)	13	11
Foreign currency cash flow hedge adjustments (net of taxes for the three months ended December 31, 2015 and 2014 of $0 and $(2), respectively)	1	(4)
Comprehensive income	$141	$160

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended December 31
	2015	2014
Operating Activities:
Net income	$135	$167
Income (loss) from discontinued operations, net of tax	2	(2)
Income from continuing operations	133	169
Adjustments to arrive at cash used for operating activities:
Non-cash restructuring charges	6	—
Depreciation	35	38
Amortization of intangible assets and pre-production engineering costs	23	24
Stock-based compensation expense	6	5
Compensation and benefits paid in common stock	12	11
Excess tax benefit from stock-based compensation	(3)	(7)
Deferred income taxes	15	13
Pension plan contributions	(58)	(58)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	16	(15)
Production inventory	(84)	(52)
Pre-production engineering costs	(49)	(43)
Accounts payable	(32)	(51)
Compensation and benefits	(54)	(59)
Advance payments from customers	(28)	13
Accrued customer incentives	2	(1)
Product warranty costs	(2)	—
Income taxes	7	8
Other assets and liabilities	(36)	(55)
Cash Used for Operating Activities from Continuing Operations	(91)	(60)
Investing Activities:
Property additions	(48)	(62)
Other investing activities	—	(14)
Cash Used for Investing Activities from Continuing Operations	(48)	(76)
Financing Activities:
Purchases of treasury stock	(96)	(173)
Cash dividends	(43)	(40)
Increase in short-term commercial paper borrowings, net	357	327
Proceeds from the exercise of stock options	3	17
Excess tax benefit from stock-based compensation	3	7
Other financing activities	(1)	—
Cash Provided by Financing Activities from Continuing Operations	223	138
Effect of exchange rate changes on cash and cash equivalents	(2)	(9)
Discontinued Operations:
Operating activities	—	(1)
Cash (Used for) Discontinued Operations	—	(1)
Net Change in Cash and Cash Equivalents	82	(8)
Cash and Cash Equivalents at Beginning of Period	252	323
Cash and Cash Equivalents at End of Period	$334	$315

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at September 30, 2015	131.9	$2	$1,519	$5,124	$(1,699)	$(3,071)	$5	$1,880
Net income				135				135
Other comprehensive income					6			6
Cash dividends				(43)				(43)
Shares issued:
Exercise of stock options	0.1		(1)			4		3
Vesting of performance shares and restricted stock	0.1		(11)			5		(6)
Excess tax pools			3					3
Employee stock purchase plan	—		1			1		2
Employee savings plan	0.1		3			6		9
Stock-based compensation			6					6
Treasury share repurchases	(1.0)					(90)		(90)
Other				(1)			1	—
Balance at December 31, 2015	131.2	$2	$1,520	$5,215	$(1,693)	$(3,145)	$6	$1,905

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at September 30, 2014	134.0	$2	$1,489	$4,605	$(1,366)	$(2,846)	$5	$1,889
Net income				167				167
Other comprehensive loss					(7)			(7)
Cash dividends				(40)				(40)
Shares issued:
Exercise of stock options	0.4		(8)			25		17
Vesting of performance shares and restricted stock	0.2		(10)			4		(6)
Excess tax pools			6					6
Employee stock purchase plan	—		1			2		3
Employee savings plan	0.1		3			6		9
Stock-based compensation			5					5
Treasury share repurchases	(2.2)					(174)		(174)
Other							1	1
Balance at December 31, 2014	132.5	$2	$1,486	$4,732	$(1,373)	$(2,983)	$6	$1,870

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2015.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

As discussed in Note 4, Discontinued Operations and Divestitures, on March 10, 2015, the Company divested its Aerospace Systems Engineering and Support (ASES) business, which provides military aircraft integration and modifications, maintenance and logistics and support. As a result, the ASES business has been accounted for as a discontinued operation for all periods presented.

2.	Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board (FASB) issued new guidance requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating those balances into current and noncurrent amounts. The new guidance is effective for the Company in 2018, with early adoption permitted. In order to simplify the accounting for income taxes, the Company adopted the new guidance in the current quarter on a retrospective basis, which has resulted in the reclassification of $9 million of current deferred tax assets and $84 million of current deferred tax liabilities to noncurrent as of September 30, 2015.

In May 2014, the FASB issued a comprehensive new revenue recognition standard that effectively replaces all current guidance on the topic and expands disclosures regarding revenue. The guidance permits use of either a retrospective or cumulative effect transition method. Based upon the FASB's decision to approve a one year delay in implementation, the new standard is now effective for the Company in 2019, with early adoption permitted, but not earlier than 2018. The Company is evaluating the transition methods allowed under the new standard and the effect the standard will have on the Company's consolidated financial statements and related disclosures. Given the new standard's impact on business processes, systems and internal controls, analysis of the new guidance will likely extend over several future periods.

Other new accounting standards issued but not effective until after December 31, 2015 are not expected to have a material impact on the Company's financial statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Acquisitions, Goodwill and Intangible Assets

Acquisitions
On August 6, 2015, the Company acquired 100 percent of the outstanding shares of Newport News, Virginia-based International Communications Group, Inc. (ICG), a leading provider of satellite-based global voice and data communication products and services for the aviation industry. The purchase price, net of cash acquired, was $50 million. Additional post-closing consideration of up to $14 million may be paid, contingent upon the achievement of certain milestones. The Company recorded a $12 million liability on the acquisition date for the fair value of the contingent consideration. The Company is in the process of allocating the purchase price and performing a valuation for acquired intangible assets and their useful lives. Based on the Company's preliminary allocation of the purchase price, $38 million has been allocated to goodwill and $24 million to intangible assets. All goodwill resulting from the acquisition is tax deductible. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will broaden the Company's flight deck and connectivity portfolio.

On March 20, 2015, the Company acquired 100 percent of the outstanding shares of Pacific Avionics Pty. Limited (Pacific Avionics), a Singapore-based company specializing in technologies used for wireless information distribution, including in-flight entertainment and connectivity. The purchase price, net of cash acquired, was $24 million. In the fourth quarter of 2015, the purchase price allocation was finalized, with $10 million allocated to intangible assets and $15 million to goodwill, none of which is deductible for tax purposes. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will further enhance the Company's cabin products and information management services portfolios.

The ICG and Pacific Avionics acquisitions are included in the Commercial Systems segment and the results of operations have been included in the Company's operating results for the periods subsequent to the respective acquisition dates. Pro-forma results of operations have not been presented as the effect of the acquisitions are not material to the Company's consolidated results of operations.

Goodwill
Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Commercial Systems	Government Systems	Information Management Services	Total
Balance at September 30, 2015	$314	$500	$1,090	$1,904
Foreign currency translation adjustments	—	(1)	—	(1)
Balance at December 31, 2015	$314	$499	$1,090	$1,903

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication goodwill or indefinite-lived intangibles are more-likely-than-not impaired, commonly referred to as triggering events. There have been no such triggering events during any of the periods presented and the Company's second quarter 2015 impairment tests resulted in no impairment.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Intangible Assets
Intangible assets are summarized as follows:

	December 31, 2015			September 30, 2015
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$346	$(201)	$145	$346	$(195)	$151
Backlog	5	(2)	3	5	(2)	3
Customer relationships:
Acquired	338	(91)	247	338	(87)	251
Up-front sales incentives	305	(65)	240	301	(62)	239
License agreements	13	(10)	3	13	(9)	4
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	47	—	47	47	—	47
In process research and development	7	—	7	7	—	7
Intangible assets	$1,076	$(383)	$693	$1,072	$(369)	$703

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
Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of December 31, 2015, the weighted average amortization period remaining for up-front sales incentives was approximately 10 years.
Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2016	2017	2018	2019	2020	Thereafter
Anticipated amortization expense for up-front sales incentives	$16	$18	$21	$25	$25	$138
Anticipated amortization expense for all other intangible assets	44	39	38	34	32	223
Total	$60	$57	$59	$59	$57	$361

Amortization expense for intangible assets for the three months ended December 31, 2015 and 2014 was $14 million and $12 million, respectively.

4.	Discontinued Operations and Divestitures

On March 10, 2015, the Company sold its ASES business, which provides military aircraft integration and modifications, maintenance and logistics and support to align with the Company's long-term primary business strategies. The sale price was $3 million and additional post-closing consideration of up to $4 million may be received contingent upon the achievement of certain revenue growth by ASES. The Company recognized a pre-tax loss of $5 million ($3 million after-tax) related to the ASES divestiture. The operating results of ASES have been included in discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. During the three months ended December 31, 2015, the Company recorded $3 million of income from discontinued operations ($2 million after-tax) from the favorable settlement of a contractual matter with a customer of the ASES business.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In April 2014, the FASB issued guidance that modifies the definition of a discontinued operation and provides new disclosure requirements for divestitures. This guidance is effective for the Company in 2016, and any divestiture in 2016 or after will be subject to the new guidance. The ASES divestiture occurred in 2015 and is being reported based upon the previous guidance for discontinued operations.

Results of discontinued operations are as follows:

	Three Months Ended
	December 31
(in millions)	2015	2014
Sales	$—	$8
Income (loss) from discontinued operations before income taxes	3	(3)
Income tax benefit (expense) from discontinued operations	(1)	1

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	December 31, 2015	September 30, 2015
Billed	$729	$752
Unbilled	435	403
Less progress payments	(121)	(110)
Total	1,043	1,045
Less allowance for doubtful accounts	(7)	(7)
Receivables, net	$1,036	$1,038

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included in Other Assets. Receivables, net due from equity affiliates were $52 million and $64 million at December 31, 2015 and September 30, 2015, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	December 31, 2015	September 30, 2015
Finished goods	$248	$216
Work in process	263	250
Raw materials, parts and supplies	388	353
Less progress payments	(13)	(7)
Total	886	812
Pre-production engineering costs	1,052	1,012
Inventories, net	$1,938	$1,824

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2016	2017	2018	2019	2020	Thereafter
Anticipated amortization expense for pre-production engineering costs (1)	$53	$81	$111	$132	$131	$526

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

Amortization expense for pre-production engineering costs for the three months ended December 31, 2015 and 2014 was $9 million and $12 million, respectively. As of December 31, 2015, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 11 years.

7.	Other Assets

Other assets are summarized as follows:

(in millions)	December 31, 2015	September 30, 2015
Long-term receivables	$92	$109
Investments in equity affiliates	11	13
Exchange and rental assets (net of accumulated depreciation of $98 at December 31, 2015 and $97 at September 30, 2015)	65	66
Other	147	156
Other assets	$315	$344

Long-Term Receivables
Long-term receivables expected to be collected beyond the next twelve months are principally comprised of unbilled accounts receivables pursuant to sales recorded under the percentage-of-completion method of accounting that have not yet been billed to customers in accordance with applicable contract terms.

Investments in Equity Affiliates
The Company's investments in equity affiliates primarily consist of eight joint ventures, each 50 percent owned and accounted for under the equity method. During the second quarter of 2015, the Company established ACCEL (Tianjin) Flight Simulation Co., Ltd (ACCEL), a 50 percent owned joint venture with Beijing Bluesky Aviation Technology. Consistent with the terms of the joint venture agreement, the Company contributed $5 million cash to ACCEL in 2015 and expects to contribute an additional $2 million cash in 2016.

The Company records income or loss from equity affiliates in Other income, net on the Condensed Consolidated Statement of Operations. The Company's sales to equity affiliates were $46 million and $39 million for the three months ended December 31, 2015 and 2014, respectively. Deferred profit from sales to equity affiliates was $1 million at December 31, 2015 and $1 million at September 30, 2015.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service-related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $2 million and $2 million for the three months ended December 31, 2015 and 2014, respectively.

8.	Debt

Short-term Debt

(in millions, except weighted average amounts)	December 31, 2015	September 30, 2015
Short-term commercial paper borrowings outstanding (1)	$805	$448
Current portion of long-term debt	300	—
Short-term debt	$1,105	$448
Weighted average interest rate of commercial paper borrowings	0.67%	0.52%
Weighted average maturity period of commercial paper borrowings (days)	8	25
(1) The maximum amount of short-term commercial paper borrowings outstanding during the three months ended December 31, 2015 was $858 million

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper program is supported by the Company's $1 billion five-year revolving credit facility.

Revolving Credit Facilities
The Company has a five-year $1 billion credit facility that expires in December 2018. At December 31, 2015 and September 30, 2015, there were no outstanding borrowings under this revolving credit facility.

The credit facility includes one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans). The ratio was 41 percent at December 31, 2015. The credit facility also contains covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity.

Short-term credit facilities available to non-U.S. subsidiaries were $38 million as of December 31, 2015, of which $8 million was utilized to support commitments in the form of commercial letters of credit. At December 31, 2015 and September 30, 2015, there were no borrowings outstanding under these credit facilities.

At December 31, 2015 and September 30, 2015, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-term Debt
The principal amount of long-term debt, net of discount, is summarized as follows:

(in millions, except interest rate figures)	Interest Rate	December 31, 2015	September 30, 2015
Fixed-rate notes due:
December 2043	4.80%	$398	$398
December 2023	3.70%	399	399
November 2021	3.10%	250	250
July 2019	5.25%	299	299
Variable-rate note due:
December 2016	3 month LIBOR + 0.35% (1)	300	300
Fair value swap adjustment (see Notes 13 and 14)		24	34
Total		1,670	1,680
Less current portion of long-term debt		300	—
Long-term Debt, Net		$1,370	$1,680
(1) The three-month LIBOR rate as of December 31, 2015 was approximately 0.61 percent

The notes listed above are included in the Condensed Consolidated Statement of Financial Position net of any unamortized discount within the caption Long-term Debt, Net. Debt issuance costs are capitalized within Other Assets on the Condensed Consolidated Statement of Financial Position. Debt issuance costs and any discounts are amortized over the life of the debt and recorded in Interest expense.

Interest paid on debt for the three months ended December 31, 2015 and 2014 was $20 million and $20 million, respectively.

9.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

Components of Expense (Income)
The components of expense (income) for Pension Benefits and Other Retirement Benefits for the three months ended December 31, 2015 and 2014 are summarized as follows:

	Pension Benefits		Other Retirement Benefits
	Three Months Ended		Three Months Ended
	December 31		December 31
(in millions)	2015	2014	2015	2014
Service cost	$3	$3	$—	$—
Interest cost	32	39	1	1
Expected return on plan assets	(60)	(60)	—	—
Amortization:
Prior service credit	—	(1)	—	(1)
Net actuarial loss	19	18	2	2
Net benefit expense (income)	$(6)	$(1)	$3	$2

In 2015 and prior, the Company used a single-weighted average discount rate to calculate pension interest and service cost. Beginning in 2016, a "spot rate approach" is being used to calculate pension interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change is considered a change in accounting estimate and is being applied prospectively in 2016. For the three

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

months ended December 31, 2015, the use of the spot rate approach resulted in an increase to pension income and pre-tax earnings of $9 million relative to the estimated pension income amount had the Company not changed its approach.

In October 2014, the Society of Actuaries published a new set of mortality tables (RP-2014) and a new mortality improvement scale (MP-2014), which update life expectancy assumptions. The newly published tables generally reflect longer life expectancy than was projected by past tables. For the Company's 2015 year-end pension liability valuation, the Company used the RP-2014 tables with an adjustment for plan experience and the MP-2014 improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2022. For the three months ended December 31, 2015, these changes resulted in a decrease to pension income and pre-tax earnings of $4 million relative to the estimated pension income amount had the Company not used new mortality table and improvement scale assumptions.

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2015, the Company voluntarily contributed $55 million to its U.S. qualified pension plans. There is no minimum statutory funding requirement for 2016 and the Company does not currently expect to make any additional discretionary contributions during 2016 to its U.S. qualified pension plans. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions. Contributions to the non-U.S. plans and the U.S. non-qualified pension plan are expected to total $13 million in 2016. During the three months ended December 31, 2015, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $3 million.

10.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended
	December 31
(in millions)	2015	2014
Stock-based compensation expense included in:
Product cost of sales	$2	$2
Selling, general and administrative expenses	4	3
Total	$6	$5
Income tax benefit	$2	$2

The Company issued awards of equity instruments under the Company's various incentive plans for the three months ended December 31, 2015 and 2014 as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Three months ended December 31, 2015	622.9	$17.78	127.5	$85.11	55.4	$86.67
Three months ended December 31, 2014	555.6	$19.60	129.7	$82.63	52.8	$83.60

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2016 based on the achievement of performance targets for years 2016 through 2018 is approximately 306,000.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2016 Grants	2015 Grants
Risk-free interest rate	0.9% - 2.5%	0.5% - 2.6%
Expected dividend yield	1.5%	1.6%
Expected volatility	20.0%	24.0%
Expected life	7 years	7 years

Employee Benefits Paid in Company Stock
During the three months ended December 31, 2015 and 2014, 0.1 million and 0.1 million shares, respectively, of the Company's common stock were issued to employees under the Company's employee stock purchase and defined contribution savings plans at a value of $12 million and $11 million for the respective periods.

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	December 31
(in millions, except per share amounts)	2015	2014
Numerator for basic and diluted earnings per share:
Income from continuing operations	$133	$169
Income (loss) from discontinued operations, net of taxes	2	(2)
Net income	$135	$167
Denominator:
Denominator for basic earnings per share – weighted average common shares	131.4	133.0
Effect of dilutive securities:
Stock options	0.9	1.1
Performance shares, restricted stock and restricted stock units	0.5	0.4
Dilutive potential common shares	1.4	1.5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	132.8	134.5
Earnings (loss) per share:
Basic
Continuing operations	$1.01	$1.28
Discontinued operations	0.02	(0.02)
Basic earnings per share	$1.03	$1.26
Diluted
Continuing operations	$1.00	$1.26
Discontinued operations	0.02	(0.02)
Diluted earnings per share	$1.02	$1.24

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were zero and 0.6 million for the three months ended December 31, 2015 and 2014, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss (AOCL), net of tax, by component for the three months ended December 31, 2015 and 2014 are as follows:

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges	Total
Balance at September 30, 2015	$(56)	$(1,637)	$(6)	$(1,699)
Other comprehensive loss before reclassifications	(8)	—	(1)	(9)
Amounts reclassified from accumulated other comprehensive loss	—	13	2	15
Net current period other comprehensive income(loss)	(8)	13	1	6
Balance at December 31, 2015	$(64)	$(1,624)	$(5)	$(1,693)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges	Total
Balance at September 30, 2014	$(15)	$(1,348)	$(3)	$(1,366)
Other comprehensive loss before reclassifications	(14)	—	(5)	(19)
Amounts reclassified from accumulated other comprehensive loss	—	11	1	12
Net current period other comprehensive income(loss)	(14)	11	(4)	(7)
Balance at December 31, 2014	$(29)	$(1,337)	$(7)	$(1,373)

(1) Reclassifications from AOCL to net income, related to the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans, were $21 million ($13 million net of tax) and $18 million ($11 million net of tax) for the three months ended December 31, 2015 and 2014, respectively. The reclassifications are included in the computation of net benefit expense. See Note 9, Retirement Benefits, for additional details.

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

During the three months ended December 31, 2015 and 2014, the effective income tax rate from continuing operations was 15.3 percent and 22.5 percent, respectively. The lower current year effective income tax rate from continuing operations was primarily due to the permanent extension of the Federal R&D Tax Credit which had previously expired on December 31, 2014. On December 18, 2015, the Protecting Americans from Tax Hikes Act was enacted, which retroactively reinstated and permanently extended the Federal R&D Tax Credit.

The Company's U.S. Federal income tax returns for the tax year ended September 30, 2011 and prior years have been audited by the IRS and are closed to further adjustments by the IRS. The IRS is currently auditing the Company's tax returns for the years ended September 30, 2012 and 2013. A subsidiary is also under examination by the IRS for calendar years 2009 and 2012 legacy tax filings. The Company is also currently under audit in various U.S. states and non-U.S. jurisdictions. The U.S. states and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company had net income tax payments of $2 million and $23 million during the three months ended December 31, 2015 and 2014, respectively.

The Company has gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $43 million and $39 million as of December 31, 2015 and September 30, 2015, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $14 million and $11 million as of December 31, 2015 and September 30, 2015, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $13 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $2 million and $1 million as of December 31, 2015 and September 30, 2015, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations was $0 million and $0 million during the three months ended December 31, 2015 and 2014, respectively.

13.	Fair Value Measurements

The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The FASB guidance classifies the inputs used to measure fair value into the following hierarchy:

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

A financial asset's or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Assets and liabilities
The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and September 30, 2015 are as follows:

		December 31, 2015	September 30, 2015
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$54	$50
Interest rate swap assets	Level 2	24	34
Foreign currency forward exchange contract assets	Level 2	8	7
Foreign currency forward exchange contract liabilities	Level 2	(10)	(11)
Contingent consideration for ICG acquisition	Level 3	(12)	(12)

During the three months ended December 31, 2015, a corporate asset was written down to its fair market value of $3 million, resulting in an asset impairment charge of $4 million recorded in Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations (see Note 18). The asset is recognized at fair value on a nonrecurring basis and is classified within Level 2 of the fair value hierarchy.

There were no transfers between Levels of the fair value hierarchy during the three months ended December 31, 2015 or 2014.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

As of December 31, 2015, there has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.

Financial instruments
The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	December 31, 2015		September 30, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$334	$334	$252	$252
Short-term debt	(1,105)	(1,105)	(448)	(448)
Long-term debt	(1,346)	(1,429)	(1,646)	(1,750)

The fair value of cash and cash equivalents, and the commercial paper portion of short-term debt, approximates their carrying value due to the short-term nature of the instruments. These items are within Level 1 of the fair value hierarchy. Fair value information for notes due December 2016 classified as short-term debt and all long-term debt is within Level 2 of the fair value hierarchy. The fair value of these financial instruments was based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities and degree of risk. The carrying amount and fair value of short-term and long-term debt excludes the interest rate swaps fair value adjustment. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

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

The Company designated both the 2019 and the 2023 Swaps (the Swaps) as fair value hedges. The Swaps are recorded within Other Assets at a fair value of $24 million, offset by a fair value adjustment to Long-term Debt (Note 8) of $24 million at

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

December 31, 2015. At September 30, 2015, the Swaps were recorded within Other Assets at a fair value of $34 million, offset by a fair value adjustment to Long-term Debt (Note 8) of $34 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of December 31, 2015 and September 30, 2015, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $323 million and $359 million, respectively. These notional values consist primarily of contracts for the British pound sterling, European euro and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of December 31, 2015 and September 30, 2015 are as follows:

		Asset Derivatives
(in millions)	Classification	December 31, 2015	September 30, 2015
Foreign currency forward exchange contracts	Other current assets	$8	$7
Interest rate swaps	Other assets	24	34
Total		$32	$41

		Liability Derivatives
(in millions)	Classification	December 31, 2015	September 30, 2015
Foreign currency forward exchange contracts	Other current liabilities	$10	$11

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of December 31, 2015 there were undesignated foreign currency forward exchange contracts classified within Other current assets of $1 million and Other current liabilities of $0 million.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended December 31, 2015 and 2014 is as follows:

		Amount of Gain (Loss)
		Three Months Ended
		December 31
(in millions)	Location of Gain (Loss)	2015	2014
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Interest rate swaps	Interest expense	$3	$3
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	(1)	(7)
Amount of (loss) reclassified from AOCL into income	Cost of sales	(2)	(1)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	(3)	(2)

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three months ended December 31, 2015. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three months ended December 31, 2015.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of December 31, 2015. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

The Company expects to reclassify approximately $4 million of AOCL losses from cash flow hedges into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at December 31, 2015 was 55 months.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Three Months Ended
	December 31
(in millions)	2015	2014
Balance at beginning of year	$89	$104
Warranty costs incurred	(10)	(11)
Product warranty accrual	9	11
Changes in estimates for prior years	(1)	—
Foreign currency translation adjustments and other	—	(1)
Balance at December 31	$87	$103

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Guarantees
The Company provides a parent company guarantee related to various obligations of its 50 percent owned joint venture, Quest Flight Training Limited (Quest). The Company has guaranteed, jointly and severally with Quadrant Group plc (Quadrant), the other joint venture partner, the performance of Quest in relation to its contract with the United Kingdom Ministry of Defence (which expires in 2030) and the performance of certain Quest subcontractors (up to $2 million). In addition, the Company has also pledged equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of December 31, 2015, the outstanding loan balance was approximately $3 million. Quadrant has made an identical pledge to guarantee this obligation of Quest.

Should Quest fail to meet its obligations under these agreements, these guarantees may become a liability of the Company. As of December 31, 2015, the Quest guarantees are not reflected on the Company’s Condensed Consolidated Statement of Financial Position because the Company believes that Quest will meet all of its performance and financial obligations in relation to its contract with the United Kingdom Ministry of Defence and the loan agreement.

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at December 31, 2015 were $242 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of December 31, 2015, the Company is involved in the investigation or remediation of eight sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for seven of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of December 31, 2015, which represents management’s best estimate of the probable future cost for this site.

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

18.	Restructuring and Asset Impairment Charges

During the three months ended December 31, 2015, the Company recorded corporate restructuring and asset impairment charges totaling $45 million as follows:

(in millions)	Cost of Sales	Selling, General and Administrative Expenses	Total
Employee separation costs	$31	$8	$39
Asset impairment charges	2	4	6
Restructuring and asset impairment charges	$33	$12	$45

The employee separation costs primarily resulted from the Company's execution of a voluntary separation incentive program in response to certain challenging market conditions, particularly in business aviation. During the first quarter of 2016, the Company made cash separation payments of $5 million, and as of December 31, 2015, $34 million of employee separation costs remain to be paid in future periods. Asset impairment charges primarily relate to the write-down to fair market value and write-off of certain long-lived assets.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

19.	Business Segment Information

The sales and earnings of continuing operations of the Company's operating segments are summarized as follows

	Three Months Ended
	December 31
(in millions)	2015	2014
Sales:
Commercial Systems	$562	$568
Government Systems	451	509
Information Management Services	156	149
Total sales	$1,169	$1,226

Segment operating earnings:
Commercial Systems	$125	$125
Government Systems	86	106
Information Management Services	24	21
Total segment operating earnings	235	252

Interest expense	(15)	(15)
Stock-based compensation	(6)	(5)
General corporate, net	(12)	(14)
Restructuring and asset impairment charges	(45)	—

Income from continuing operations before income taxes	157	218
Income tax expense	(24)	(49)
Income from continuing operations	$133	$169

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes sales by category for the three months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31
(in millions)	2015	2014
Commercial Systems sales categories:
Air transport aviation electronics	$327	$338
Business and regional aviation electronics	235	230
Commercial Systems sales	562	568

Government Systems sales categories:
Avionics	293	327
Communication and navigation	158	182
Government Systems sales	451	509

Information Management Services sales	156	149

Total sales	$1,169	$1,226

The air transport and business and regional aviation electronics sales categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three months ended December 31, 2015 and 2014, sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $11 million and $16 million, respectively.

Beginning in 2016, product category sales for Government Systems have been consolidated as a result of an internal reorganization and are delineated based upon underlying product technologies. The previously reported sales categories of Communication products, Surface solutions and Navigation products are now primarily consolidated into Communication and navigation. Government Systems sales for the three months ended December 31, 2014 have been reclassified to conform to the current year presentation.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND OUTLOOK

We have a diversified and balanced business, serving both commercial and government markets. Our Commercial Systems business supplies aviation electronics systems, products and services to customers located throughout the world. The Commercial Systems customer base is comprised of commercial air transport and business and regional aircraft OEMs, commercial airlines and business aircraft operators. The Government Systems business provides communication and navigation products and avionics to the U.S. Department of Defense, state and local governments, other government agencies, civil agencies, defense contractors and foreign ministries of defense around the world. These systems, products and services support airborne (fixed and rotary wing), ground and shipboard applications. Our Information Management Services business enables mission-critical data and voice communications throughout the world to customers including the U.S. Federal Aviation Administration, commercial airlines, business aircraft operators, airport and critical infrastructure operators and major passenger and freight railroads. These communications are enabled by our high-performance, high-quality and high-assurance proprietary radio and terrestrial networks, enhancing customer efficiency, safety and connectivity.

During the first three months of 2016, total revenues decreased 5 percent, driven primarily by an 11 percent reduction in Government Systems revenue. Segment operating margins decreased 50 basis points to 20.1 percent primarily due to the lower sales volume. As a result of certain challenging market conditions, particularly in business aviation, we initiated restructuring actions in October of 2015. We recorded a $45 million pre-tax restructuring charge in the three months ended December 31, 2015 associated with these actions, consisting primarily of employee separation costs.

On December 18, 2015, the Protecting Americans from Tax Hikes Act was enacted which permanently reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) retroactive to January 1, 2015. This favorable tax credit had previously expired on December 31, 2014. As a result of this legislation, we now expect our effective income tax rate for 2016 to be in the range of 22 to 23 percent (from about 28 percent). We are increasing our 2016 earnings per share guidance by 25 cents primarily due to the benefit of the Federal R&D Tax Credit, partially offset by higher restructuring and incentive compensation expense.
The following is a summary our company's segment guidance for 2016.

•
Commercial Systems 2016 revenue is expected to increase low-single digits when compared with 2015. Air transport aviation electronics sales are expected to grow high-single digits, and business and regional aviation electronics sales are expected to decrease mid-single digits

•	Government Systems 2016 revenue is expected to be up low-single digits when compared to 2015

•	Information Management Services sales are expected to grow high-single digits when compared to 2015

The following table is a summary of our company's updated 2016 guidance for continuing operations.

•	total sales in the range of $5.3 billion to $5.4 billion

•	diluted earnings per share in the range of $5.45 to $5.65 (updated from $5.20 to $5.40)

•	cash provided by operating activities in the range of $750 million to $850 million (updated from $700 million to $800 million)

•	capital expenditures of about $200 million

•	total research and development investment of about $1 billion(1)

(1) Total research and development (R&D) investment is comprised of company- and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for the three months ended December 31, 2015 and 2014, and should be read in conjunction with our condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, the results of ASES have been accounted for as discontinued operations for all periods presented. Unless otherwise noted, disclosures pertain to our continuing operations.

Three Months Ended December 31, 2015 and 2014

Sales

	Three Months Ended December 31
(in millions)	2015	2014
Total sales	$1,169	$1,226
Percent decrease	(5)%

Total sales decreased $57 million, or 5 percent, for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. Government Systems sales decreased by $58 million, Commercial Systems sales decreased by $6 million and Information Management Services sales increased by $7 million. Refer to the Government Systems, Commercial Systems and Information Management Services sections of the Segment Financial Results below for a detailed discussion of sales in the first quarter of 2016 as compared to the same period last year.

Cost of Sales

	Three Months Ended December 31
(in millions)	2015	2014
Total cost of sales	$836	$857
Percent of total sales	71.5%	69.9%

Cost of sales consists of all costs incurred to design and manufacture our products and provide our services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization, service and support and other related expenses. Total cost of sales decreased $21 million, or 2 percent, primarily due to the following:

•	$36 million from lower sales volume in Government Systems and Commercial Systems

•	a $17 million reduction in company-funded R&D expense, as detailed below

•	partially offset by $33 million of restructuring and asset impairment charges recorded in the three months ended December 31, 2015

Research and Development Expense

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended December 31
(in millions)	2015	2014
Customer-funded:
Commercial Systems	$47	$40
Government Systems	87	89
Information Management Services	2	2
Total customer-funded	136	131
Company-funded:
Commercial Systems	35	50
Government Systems	17	18
Information Management Services (1)	—	1
Total company-funded	52	69
Total R&D expense	$188	$200
Percent of total sales	16.1%	16.3%
(1) R&D expenses for the Information Management Services segment do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property on the Condensed Consolidated Statement of Financial Position.
We make significant investments in R&D to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $9 million and $12 million for the three months ended December 31, 2015 and 2014, respectively. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our investments in pre-production engineering effort.

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

Total R&D expense for the three months ended December 31, 2015 decreased $12 million from the same period last year. The customer-funded portion of R&D expense increased $5 million, primarily due to higher development expenditures in Commercial Systems for international business jet development programs. The $17 million decrease in company-funded R&D was principally driven by lower development expenditures for the Embraer Legacy, Beechcraft King Air and Airbus A350 programs that have entered into service, as well as lower business jet product line development costs.

In addition to the R&D expenses above, development expenditures incurred on the Boeing 737 MAX platform and Bombardier CSeries and Global 7000/8000 programs resulted in a net $40 million increase to our investments in pre-production engineering programs capitalized within inventory. The net increase of $40 million for the three months ended December 31, 2015 was $9 million greater than the $31 million net increase in pre-production engineering costs capitalized within inventory during the three months ended December 31, 2014, primarily due to higher costs incurred for certain military transport programs in Government Systems. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

	Three Months Ended December 31
(in millions)	2015	2014
Selling, general and administrative expenses	$163	$137
Percent of total sales	13.9%	11.2%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses for the three months ended December 31, 2015 increased $26 million primarily due to the following:

•	$12 million of restructuring and asset impairment charges recorded in the three months ended December 31, 2015

•	higher costs from further expansion in international emerging markets

•	incremental costs associated with the acquisitions of Pacific Avionics, which was acquired in March 2015, and International Communications Group (ICG), which was acquired in August 2015
Interest Expense

	Three Months Ended December 31
(in millions)	2015	2014
Interest expense	$15	$15
See Note 8 of the Notes to Condensed Consolidated Financial Statements for more detail regarding outstanding debt.

Net Income and Diluted Earnings Per Share

	Three Months Ended December 31
(in millions, except per share amounts)	2015	2014
Income from continuing operations	$133	$169
Percent of sales	11.4%	13.8%

Income (loss) from discontinued operations, net of taxes	2	(2)
Net income	$135	$167

Diluted earnings per share from continuing operations	$1.00	$1.26
Diluted income (loss) per share from discontinued operations	0.02	(0.02)
Diluted earnings per share	$1.02	$1.24

Weighted average diluted common shares	132.8	134.5

Income from continuing operations, net of taxes, for the three months ended December 31, 2015 was $133 million, down 21 percent, or $36 million, from the $169 million in income from continuing operations, net of taxes, reported for the three months ended December 31, 2014. Diluted earnings per share from continuing operations decreased 21 percent to $1.00 during this same time period.

Income from continuing operations, net of taxes, and diluted earnings per share from continuing operations during the quarter ended December 31, 2015 decreased primarily due to the following:

•	$45 million of pre-tax restructuring and asset impairment charges recorded in the three months ended December 31, 2015

•	a $20 million decrease in operating earnings in Government Systems

•	partially offset by a $25 million decrease in income tax expense due to the retroactive reinstatement of the Federal R&D Tax Credit and lower pre-tax income from continuing operations

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

	Three Months Ended December 31
(in millions)	2015	2014
Air transport aviation electronics:
Original equipment	$183	$191
Aftermarket	133	131
Wide-body in-flight entertainment	11	16
Total air transport aviation electronics	327	338
Business and regional aviation electronics:
Original equipment	130	140
Aftermarket	105	90
Total business and regional aviation electronics	235	230
Total	$562	$568
Percent decrease	(1)%

Total air transport aviation electronics sales decreased $11 million, or 3 percent, primarily due to the following:

•
original equipment sales decreased $8 million, or 4 percent, primarily due to unfavorable airline selectable equipment mix and lower Airbus A330 production rates, partially offset by higher product deliveries for the Airbus A350

•
aftermarket sales increased $2 million, or 2 percent, primarily driven by inorganic sales growth from Pacific Avionics, which was acquired in March 2015, and ICG, which was acquired in August 2015, as well as higher head-up display retrofit sales to customers in China, partially offset by lower regulatory mandate upgrades

•	wide-body IFE sales decreased $5 million, or 31 percent, as airlines decommissioned their legacy IFE systems

Total business and regional aviation electronics sales increased $5 million, or 2 percent, primarily due to the following:

•
original equipment sales decreased $10 million, or 7 percent, primarily due to lower business aircraft OEM production rates, partially offset by higher customer funded development program revenues and higher product deliveries for the Embraer Legacy 500

•	aftermarket sales increased $15 million, or 17 percent, driven by higher regulatory mandate upgrades

Commercial Systems Segment Operating Earnings

	Three Months Ended December 31
(in millions)	2015	2014
Segment operating earnings	$125	$125
Percent of sales	22.2%	22.0%

Commercial Systems operating earnings were flat compared to the same period in the prior year primarily due to the following:

•	a $15 million decrease in company-funded R&D expense

•	partially offset by a $7 million increase in SG&A costs from the acquisitions of Pacific Avionics and ICG, as well as higher costs from further expansion in international emerging markets

•
in addition, operating earnings were negatively impacted by sales mix, as lower margin customer-funded development revenues increased in the three months ended December 31, 2015 compared to the same period in the prior year

Government Systems Financial Results

Government Systems Sales

Beginning in 2016, product category sales for Government Systems have been consolidated as a result of an internal reorganization and are delineated based upon underlying product technologies. The previously reported sales categories of Communication products, Surface solutions and Navigation products are now primarily consolidated into Communication and navigation. Government Systems sales for the three months ended December 31, 2014 have been reclassified to conform to the current year presentation.

The following table presents Government Systems sales by product category:

	Three Months Ended December 31
(in millions)	2015	2014
Avionics	$293	$327
Communication and navigation	158	182
Total	$451	$509
Percent decrease	(11)%

Avionics sales decreased $34 million, or 10 percent, primarily due to the following:

•	$15 million decrease from lower deliveries on various rotary wing platforms

•	$19 million in other net decreases to revenue, primarily due to timing differences on both E-6 and various simulation and training programs

Communication and navigation sales decreased $24 million, or 13 percent, primarily due to the following:

•	$13 million decrease due to the wind-down of an international electronic warfare program

•	$11 million in other net decreases to revenue, primarily due to lower international deliveries of targeting systems

Changes in foreign currency exchange rates, primarily the strengthening of the U.S. dollar, resulted in a $6 million reduction to Government Systems sales for the three months ended December 31, 2015 when compared to the same period in the prior year. This $6 million reduction is included within the Government Systems sales categories above.

Government Systems Segment Operating Earnings

	Three Months Ended December 31
(in millions)	2015	2014
Segment operating earnings	$86	$106
Percent of sales	19.1%	20.8%

Government Systems operating earnings decreased $20 million, or 19 percent, primarily due to the $58 million reduction in sales volume discussed in the Government Systems sales section above, which resulted in a $34 million decrease in cost and a decrease in earnings of $24 million, or 41 percent of the lower sales volume.

The decrease in Government Systems operating earnings as a percent of sales was primarily due to lower sales volumes.

Information Management Services Financial Results

Information Management Services Sales

The following table presents Information Management Services sales:

	Three Months Ended December 31
(in millions)	2015	2014
Sales	$156	$149
Percent increase	5%

Total Information Management Services sales increased $7 million, or 5 percent. The increase in sales was driven by 7 percent growth in aviation-related sales, including GLOBALinkSM and ARINCDirectSM.

Information Management Services Segment Operating Earnings

	Three Months Ended December 31
(in millions)	2015	2014
Segment operating earnings	$24	$21
Percent of sales	15.4%	14.1%

Information Management Services operating earnings increased $3 million, or 14 percent, primarily due to the $7 million increase in sales volume discussed in the Information Management Services sales section above, which resulted in a $4 million increase in cost and an increase in earnings of $3 million, or 43 percent of the higher sales volume.

The increase in Information Management Services operating earnings as a percent of sales was primarily due to higher sales volumes.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of sales, SG&A and Other income, net on the Condensed Consolidated Statement of Operations. General corporate, net is summarized as follows:

	Three Months Ended December 31
(in millions)	2015	2014
General corporate, net	$12	$14

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

	Three Months Ended December 31
(in millions)	2015	2014
Pension benefits	$(6)	$(1)
Other retirement benefits	3	2
Net benefit expense (income)	$(3)	$1

Pension Benefits
U.S. qualified and non-qualified pension plans covering salary and hourly employees not covered by collective bargaining agreements are largely frozen. These plans have substantially no additional benefit accruals for salary increases or services rendered. We expect defined benefit pension income of $24 million in 2016, compared to $6 million of pension income in 2015. The increase in pension income in 2016 is primarily due to changes in the calculation of interest and service cost and updated mortality assumptions as discussed below.

In 2015 and prior, we used a single-weighted average discount rate to calculate pension interest and service cost. Beginning in 2016, a "spot rate approach" is being used to calculate pension interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change is considered a change in accounting estimate and is being applied prospectively in 2016. The use of the spot rate approach is expected to result in a favorable impact to pension income and pre-tax earnings of $35 million in 2016 relative to the estimated pension income amount had we not changed our approach.

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

During the three months ended December 31, 2015, we made a $55 million voluntary contribution to our U.S. qualified pension plans. There is no minimum statutory funding requirement for 2016 and we do not currently expect to make any additional discretionary contributions during 2016 to our U.S. qualified pension plans. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total $13 million in 2016.

Other Retirement Benefits
We expect other retirement benefits expense of approximately $14 million in 2016, compared to $11 million of expense in 2015.

Defined Contribution Savings Plans
We expect expense related to employer contributions to defined contribution savings plans of approximately $90 million in 2016 compared to $86 million in 2015.

Income Taxes

At the end of each interim reporting period, we make an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The difference between our effective income tax rate and the statutory income tax rate is generally the result of the tax benefits derived from the Federal R&D Tax Credit and the Domestic Manufacturing Deduction.

During the three months ended December 31, 2015 and 2014, the effective income tax rate from continuing operations was 15.3 percent and 22.5 percent, respectively. The lower current year effective income tax rate from continuing operations was primarily due to the permanent extension of the Federal R&D Tax Credit which had previously expired on December 31, 2014. On December 18, 2015, the Protecting Americans from Tax Hikes Act was enacted, which retroactively reinstated and permanently extended the Federal R&D Tax Credit.

For fiscal year 2016, our effective income tax rate is projected to be in the range of 22 to 23 percent and includes a benefit from the permanent extension of the Federal R&D Tax Credit.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Summary

Our ability to generate significant cash flow from operating activities, coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareowners. The timing of our cash inflows is historically heavily weighted towards the second half of our fiscal year, particularly our fourth quarter. We expect this trend to continue in the future.

Operating Activities

	Three Months Ended December 31, 2015
(in millions)	2015	2014
Cash (used for) operating activities from continuing operations	$(91)	$(60)

The $31 million increase in cash used for operating activities during the three months ended December 31, 2015, compared to the same period last year, was primarily due to the following:

•
cash receipts from customers decreased by $61 million to $1.163 billion in the three months ended December 31, 2015 compared to $1.224 billion in the three months ended December 31, 2014. The decrease in cash receipts from customers was primarily due to the $57 million decrease in sales relative to the prior year

•
payments for employee incentive pay increased $23 million. Incentive pay is expensed in the year incurred and then paid in the first fiscal quarter of the following year. In the three months ended December 31, 2015, $137 million was paid for employee incentive pay costs expensed during 2015. This compares to $114 million paid during the three months ended December 31, 2014 for employee incentive pay costs expensed during 2014

•
the above items were partially offset by lower payments for production inventory and other operating costs which decreased $23 million to $1.054 billion for the three months ended December 31, 2015 compared to $1.077 billion during the three months ended December 31, 2014. The decreased payments for operating costs primarily resulted from lower sales volume

•
in addition, cash payments for income taxes decreased $21 million to $2 million during the three months ended December 31, 2015 compared to $23 million during the same period last year. The decrease in cash used for income tax payments was primarily from the retroactive reinstatement of the Federal R&D tax credit as a result of the Protecting Americans from Tax Hikes Act

Investing Activities

	Three Months Ended December 31, 2015
(in millions)	2015	2014
Cash (used for) investing activities from continuing operations	$(48)	$(76)

Cash used for investing activities for the three months ended December 31, 2015 decreased $28 million, compared to the three months ended December 31, 2014, primarily due to the following:

•	a $14 million decrease in cash payments for property additions for the three months ended December 31, 2015, compared to the same period last year

•
during the three months ended December 31, 2014, $10 million in cash payments were made to remit certain income tax refunds to the previous owners of ARINC, which we acquired in December 2013. No such payments were made in the three months ended December 31, 2015

Financing Activities

	Three Months Ended December 31, 2015
(in millions)	2015	2014
Cash provided by financing activities from continuing operations	$223	$138

The $85 million increase in cash provided by financing activities during the three months ended December 31, 2015, compared to the three months ended December 31, 2014, was primarily due to the following:

•	cash repurchases of common stock decreased by $77 million to $96 million during the three months ended December 31, 2015, compared to $173 million repurchased during the same period last year

•	net proceeds from short-term commercial paper borrowings increased $30 million

•	partially offset by a decrease in proceeds received from the exercise of stock options of $14 million

Financial Condition and Liquidity

We maintain a capital structure that we believe enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure has provided the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners.

A comparison of key elements of our financial condition as of December 31, 2015 and September 30, 2015 are as follows:

(in millions)	December 31, 2015	September 30, 2015
Cash and cash equivalents	$334	$252
Short-term debt	(1,105)	(448)
Long-term debt, net	(1,370)	(1,680)
Net debt (1)	$(2,141)	$(1,876)
Total equity	$1,905	$1,880
Debt to total capitalization (2)	57%	53%
Net debt to total capitalization (3)	53%	50%

(1) Calculated as total of short-term and long-term debt, net (Total debt), less cash and cash equivalents
(2) Calculated as Total debt divided by the sum of Total debt plus Total equity
(3) Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium sized acquisitions, dividends and share repurchases from cash generated from operating activities. As of December 31, 2015, approximately 68 percent of our cash and cash equivalents reside at non-U.S. locations and may not be readily accessible for use in the U.S., due to potential adverse income tax implications and other statutory limitations. We do not currently intend to repatriate cash and cash equivalents held at non-U.S. locations as we anticipate utilizing this cash to fund foreign operations and international growth.

Due to the fluctuations of cash flows, we supplement our internally-generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1 billion face amount of unsecured short-

term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At December 31, 2015, short-term commercial paper borrowings outstanding were $805 million with a weighted-average interest rate and maturity period of 0.67 percent and 8 days, respectively. At September 30, 2015, short-term commercial paper borrowings outstanding were $448 million with a weighted-average interest rate and maturity period of 0.52 percent and 25 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during the three months ended December 31, 2015 was $858 million.

We have a five-year $1 billion credit facility that expires in December 2018. The credit facility includes one financial covenant requiring us to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans). The ratio was 41 percent at December 31, 2015.

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

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing, as well as the cost of such financing. Our strong credit ratings have enabled continued access to both short- and long-term credit markets. If our credit ratings were to be adjusted downward by the rating agencies, the implications of such actions could include impairment or elimination of our access to credit markets and an increase in the cost of borrowing. The following is a summary of our credit ratings as of January 20, 2016:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F2	A-	Stable
Moody’s Investors Service	P-2	A3	Stable
Standard & Poor’s	A-2	A-	Stable

We were in compliance with all debt covenants at December 31, 2015 and September 30, 2015.

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 16 of the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires management of Rockwell Collins to make estimates, judgments and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of our financial statements are described in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2015. Actual results in these areas could differ from management's estimates.

CAUTIONARY STATEMENT

This quarterly report contains statements, including certain projections and business trends, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers and suppliers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; adjustments to the commercial OEM production rates and the aftermarket; the impacts of natural disasters and pandemics, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption; delays related to the award of domestic and international contracts; delays in customer programs, including new aircraft programs entering service later than anticipated; the continued support for military transformation and modernization programs; potential impact of volatility in oil prices, currency exchange rates or interest rates on the commercial aerospace industry or our business; the impact of terrorist events on the commercial aerospace industry; declining defense budgets resulting from budget deficits in the U.S. and abroad; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; potential unavailability of our mission-critical data and voice communication networks; unfavorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us, our customers, and our suppliers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to internal performance plans such as restructuring activities, productivity and quality improvements and cost reduction initiatives; achievement of ARINC integration and synergy plans as well as our other acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including compliance requirements associated with U.S. Government work, export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; and the uncertainties of the outcome of lawsuits, claims and legal proceedings, as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At December 31, 2015, we had the following unsecured long-term and short-term notes outstanding:

	December 31, 2015
(in millions)	Interest Rate	Carrying Value	Fair Value
$400 Notes due 2043	4.80%	$398	$432
$400 Notes due 2023	3.70%	399	415
$250 Notes due 2021	3.10%	250	255
$300 Notes due 2019	5.25%	299	327
$300 Notes due 2016	3 month LIBOR plus 0.35%	300	300

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

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $31 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $32 million. The fair value of the $500 million notional value of interest rate swap contracts was a $24 million net asset at December 31, 2015. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $4 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 8, 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk
We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes in foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are primarily denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency contracts were $323 million and $359 million at December 31, 2015 and September 30, 2015, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the British pound sterling, European euro and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a $2 million net liability at December 31, 2015 and a $4 million net liability at September 30, 2015. A 10 percent increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at December 31, 2015 by $4 million. A 10 percent decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at December 31, 2015 by $5 million. For more information related to outstanding foreign currency contracts, see Notes 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of December 31, 2015, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter, pursuant to our Board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2015 through October 31, 2015	625,000	$86.01	625,000	$326	million
November 1, 2015 through November 30, 2015	265,000	$89.46	265,000	$302	million
December 1, 2015 through December 31, 2015	140,000	$89.74	140,000	$290	million
Total/Average	1,030,000	$87.40	1,030,000

(1) On September 19, 2014 our Board authorized the repurchase of an additional $500 million of our common stock. The authorization has no stated expiration.

EXHIBIT INDEX

Item 6.	Exhibits

(a) Exhibits
Exhibit Number	Description
* 10-a-1	2006 Annual Incentive Company Plan for Senior Executives, as amended and restated.

* 10-h-1	Amendment No. 1 to the Company’s 2005 Non-Qualified Pension Plan, as amended.

* 10-h-2	Amendment No. 1 to the Company’s 2005 Non-Qualified Retirement Savings Plan, as amended.

* 10-q-1	Form of Three-Year Performance Share Agreement, adopted on November 9, 2015.

* 10-s-1	Non-Employee Director Compensation Summary as of November 10, 2015.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Dated: January 22, 2016

S-1