Form 10-Q
period 2016-03-31
ROCKWELL COLLINS INC
filed 2016-04-21
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

130,194,190 shares of the registrant's Common Stock were outstanding on April 18, 2016.

ROCKWELL COLLINS, INC.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	March 31, 2016	September 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$300	$252
Receivables, net	1,088	1,038
Inventories, net	1,968	1,824
Other current assets	134	110
Total current assets	3,490	3,224

Property	991	964
Goodwill	1,920	1,904
Intangible Assets	693	703
Deferred Income Taxes	103	165
Other Assets	344	344
TOTAL ASSETS	$7,541	$7,304
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$1,120	$448
Accounts payable	460	487
Compensation and benefits	206	273
Advance payments from customers	303	365
Accrued customer incentives	240	232
Product warranty costs	84	89
Other current liabilities	160	166
Total current liabilities	2,573	2,060

Long-term Debt, Net	1,383	1,680
Retirement Benefits	1,356	1,466
Other Liabilities	240	218

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: March 31, 2016, 143.8; September 30, 2015, 183.8)	1	2
Additional paid-in capital	1,485	1,519
Retained earnings	2,991	5,124
Accumulated other comprehensive loss	(1,670)	(1,699)
Common stock in treasury, at cost (shares held: March 31, 2016, 13.4; September 30, 2015, 51.9)	(824)	(3,071)
Total shareowners’ equity	1,983	1,875
Noncontrolling interest	6	5
Total equity	1,989	1,880
TOTAL LIABILITIES AND EQUITY	$7,541	$7,304
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2016	2015	2016	2015
Sales:
Product sales	$1,101	$1,138	$2,069	$2,173
Service sales	210	203	411	394
Total sales	1,311	1,341	2,480	2,567

Costs, expenses and other:
Product cost of sales	760	794	1,451	1,512
Service cost of sales	147	143	292	282
Selling, general and administrative expenses	160	152	323	289
Interest expense	17	15	32	30
Other income, net	(8)	(4)	(10)	(5)
Total costs, expenses and other	1,076	1,100	2,088	2,108

Income from continuing operations before income taxes	235	241	392	459
Income tax expense	63	78	87	127
Income from continuing operations	172	163	305	332

Income (loss) from discontinued operations, net of taxes	(1)	(6)	1	(8)

Net income	$171	$157	$306	$324

Earnings (loss) per share:
Basic
Continuing operations	$1.31	$1.23	$2.33	$2.50
Discontinued operations	—	(0.04)	—	(0.06)
Basic earnings per share	$1.31	$1.19	$2.33	$2.44

Diluted
Continuing operations	$1.30	$1.22	$2.30	$2.48
Discontinued operations	(0.01)	(0.05)	0.01	(0.06)
Diluted earnings per share	$1.29	$1.17	$2.31	$2.42

Weighted average common shares:
Basic	130.8	132.2	131.1	132.6
Diluted	132.3	133.7	132.7	134.1

Cash dividends per share	$0.33	$0.30	$0.66	$0.60

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2016	2015	2016	2015
Net income	$171	$157	$306	$324
Unrealized foreign currency translation adjustments	8	(22)	—	(36)
Pension and other retirement benefits adjustments (net of taxes for the three and six months ended March 31, 2016 of $8 and $16, respectively; net of taxes for the three and six months ended March 31, 2015 of $6 and $13, respectively)	13	12	26	23
Foreign currency cash flow hedge adjustments (net of taxes for the three and six months ended March 31, 2016 of $1 and $1, respectively; net of taxes for the three and six months ended March 31, 2015 of $1 and $(1), respectively)	2	1	3	(3)
Comprehensive income	$194	$148	$335	$308

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31
	2016	2015
Operating Activities:
Net income	$306	$324
Income (loss) from discontinued operations, net of tax	1	(8)
Income from continuing operations	305	332
Adjustments to arrive at cash used for operating activities:
Non-cash restructuring charges	6	—
Depreciation	71	76
Amortization of intangible assets and pre-production engineering costs	54	46
Stock-based compensation expense	15	12
Compensation and benefits paid in common stock	27	23
Excess tax benefit from stock-based compensation(1)	—	(9)
Deferred income taxes	48	33
Pension plan contributions	(63)	(63)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(50)	(79)
Production inventory	(87)	(56)
Pre-production engineering costs	(97)	(86)
Accounts payable	(23)	(40)
Compensation and benefits	(68)	(36)
Advance payments from customers	(64)	16
Accrued customer incentives	8	2
Product warranty costs	(5)	(5)
Income taxes	5	24
Other assets and liabilities	(37)	(58)
Cash Provided by Operating Activities from Continuing Operations	45	132
Investing Activities:
Property additions	(93)	(104)
Acquisition of businesses, net of cash acquired	(17)	(22)
Other investing activities	—	(10)
Cash (Used for) Investing Activities from Continuing Operations	(110)	(136)
Financing Activities:
Purchases of treasury stock	(188)	(242)
Cash dividends	(86)	(80)
Increase in short-term commercial paper borrowings, net	372	281
Proceeds from the exercise of stock options	13	30
Excess tax benefit from stock-based compensation(1)	—	9
Other financing activities	(1)	—
Cash Provided by (Used for) Financing Activities from Continuing Operations	110	(2)
Effect of exchange rate changes on cash and cash equivalents	3	(22)
Discontinued Operations:
Operating activities	—	(14)
Investing activities	—	3
Cash (Used for) Discontinued Operations	—	(11)
Net Change in Cash and Cash Equivalents	48	(39)
Cash and Cash Equivalents at Beginning of Period	252	323
Cash and Cash Equivalents at End of Period	$300	$284

(1) The Company adopted ASU 2016-09 (see Note 2) during the three months ended March 31, 2016, which requires excess tax benefits from stock-based compensation to be classified within operating cash flow consistent with other cash flows associated with income taxes. The Company elected to adopt ASU 2016-09 prospectively, therefore prior years have not been adjusted.
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at September 30, 2015	131.9	$2	$1,519	$5,124	$(1,699)	$(3,071)	$5	$1,880
Net income				306				306
Other comprehensive income					29			29
Cash dividends				(86)				(86)
Shares issued:
Exercise of stock options	0.2		(1)			14		13
Vesting of performance shares and restricted stock	0.1		(12)			4		(8)
Excess tax pools			—					—
Employee stock purchase plan	0.1		1			4		5
Employee savings plan	0.2		7			15		22
Stock-based compensation			15					15
Treasury share repurchases	(2.1)					(188)		(188)
Treasury share retirements (1)		(1)	(44)	(2,353)		2,398		—
Other							1	1
Balance at March 31, 2016	130.4	$1	$1,485	$2,991	$(1,670)	$(824)	$6	$1,989

(1) During the six months ended March 31, 2016, the Company retired 40 million shares of treasury stock. These shares were retired at a weighted-average price of $59.95 per share, resulting in a $2.4 billion reduction in treasury stock. The retired shares were returned to the status of authorized and unissued.

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at September 30, 2014	134.0	$2	$1,489	$4,605	$(1,366)	$(2,846)	$5	$1,889
Net income				324				324
Other comprehensive loss					(16)			(16)
Cash dividends				(80)				(80)
Shares issued:
Exercise of stock options	0.8		(10)			43		33
Vesting of performance shares and restricted stock	0.1		(9)			4		(5)
Excess tax pools			8					8
Employee stock purchase plan	—		2			4		6
Employee savings plan	0.2		6			12		18
Stock-based compensation			12					12
Treasury share repurchases	(2.9)					(237)		(237)
Other							1	1
Balance at March 31, 2015	132.2	$2	$1,498	$4,849	$(1,382)	$(3,020)	$6	$1,953

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year.

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

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, a new standard simplifying certain aspects of accounting for share-based payments (see Note 10). The key provision of the new standard requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than in equity. The new guidance is effective for the Company in 2018, with early adoption permitted. In order to simplify accounting for share-based payments, the Company adopted the new guidance in the current quarter, which has resulted in $3 million being recorded as a benefit to tax expense in the current quarter, and a year-to-date favorable impact to operating cash flows of $3 million.

In February 2016, the FASB issued a comprehensive new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees. The central requirement of the new standard is that lessees must recognize lease related assets and liabilities for all leases with a term longer than 12 months. The Company is evaluating the effect the standard will have on the Company's consolidated financial statements and related disclosures, but expects a material change to the balance sheet due to the recognition of right-of-use assets and lease liabilities related to the Company's portfolio of real-estate leases. The new guidance is not expected to materially impact accounting for those leases the Company enters with customers. The new standard is effective for the Company in 2020, with early adoption permitted.

In November 2015, the FASB issued new guidance requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating those balances into current and noncurrent amounts. In order to simplify the accounting for income taxes, the Company early adopted the new guidance this year on a retrospective basis, which has resulted

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

in the reclassification of $9 million of current deferred tax assets and $84 million of current deferred tax liabilities to noncurrent as of September 30, 2015.

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

Other new accounting standards issued but not effective until after March 31, 2016 are not expected to have a material impact on the Company's financial statements.

3.	Acquisitions, Goodwill and Intangible Assets

Acquisitions
On February 25, 2016, the Company acquired the Matrix series projector product line from Christie Digital Systems, a global visual, audio and collaboration solutions company. The product line acquisition was accounted for as a business combination, and the purchase price, net of cash acquired, was $17 million. The Company is in the process of allocating the purchase price and performing a valuation for acquired intangible assets and their useful lives. Based on the Company's preliminary allocation of the purchase price, $5 million has been allocated to goodwill and $12 million to intangible assets. All goodwill resulting from the acquisition is tax deductible. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will enhance our industry-leading offerings for military and aviation simulation and training solutions.

On August 6, 2015, the Company acquired 100 percent of the outstanding shares of Newport News, Virginia-based International Communications Group, Inc. (ICG), a leading provider of satellite-based global voice and data communication products and services for the aviation industry. The purchase price, net of cash acquired, was $50 million. Additional post-closing consideration of up to $14 million may be paid, contingent upon the achievement of certain milestones. The Company recorded a $12 million liability on the acquisition date for the fair value of the contingent consideration. The Company is in the process of allocating the purchase price and performing a valuation for acquired intangible assets and their useful lives. Based on the Company's preliminary allocation of the purchase price, $50 million has been allocated to goodwill and $23 million to intangible assets. All goodwill resulting from the acquisition is tax deductible. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will broaden the Company's flight deck and connectivity portfolio.

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

The ICG and Pacific Avionics acquisitions are included in the Commercial Systems segment and the Matrix product line acquisition is included in the Government Systems segment. The results of operations for all three acquisitions have been included in the Company's operating results for the periods subsequent to the respective acquisition dates. Pro-forma results of operations have not been presented, as the effect of the acquisitions are not material to the Company's consolidated results of operations.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Goodwill
Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Commercial Systems	Government Systems	Information Management Services	Total
Balance at September 30, 2015	$314	$500	$1,090	$1,904
ICG acquisition adjustment	12	—	—	12
Matrix product line acquisition	—	5	—	5
Foreign currency translation adjustments	—	(1)	—	(1)
Balance at March 31, 2016	$326	$504	$1,090	$1,920

ICG goodwill increased by $12 million in the six months ended March 31, 2016 as a result of purchase accounting adjustments to establish liabilities for product development costs pursuant to certain contractual obligations.

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication goodwill or indefinite-lived intangibles are more-likely-than-not impaired, commonly referred to as triggering events. There have been no such triggering events during any of the periods presented and the Company's second quarter 2016 impairment tests resulted in no impairment.

Intangible Assets
Intangible assets are summarized as follows:

	March 31, 2016			September 30, 2015
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$355	$(206)	$149	$346	$(195)	$151
Backlog	6	(2)	4	5	(2)	3
Customer relationships:
Acquired	340	(97)	243	338	(87)	251
Up-front sales incentives	309	(71)	238	301	(62)	239
License agreements	13	(10)	3	13	(9)	4
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	48	—	48	47	—	47
In process research and development	7	—	7	7	—	7
Intangible assets	$1,093	$(400)	$693	$1,072	$(369)	$703

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
Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of March 31, 2016, the weighted average amortization period remaining for up-front sales incentives was approximately 10 years.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2016	2017	2018	2019	2020	Thereafter
Anticipated amortization expense for up-front sales incentives	$18	$17	$21	$25	$26	$140
Anticipated amortization expense for all other intangible assets	44	41	38	36	32	231
Total	$62	$58	$59	$61	$58	$371

Amortization expense for intangible assets for the three and six months ended March 31, 2016 was $17 million and $31 million, respectively, compared to $13 million and $25 million for the three and six months ended March 31, 2015.

4.	Discontinued Operations and Divestitures

On March 10, 2015, the Company sold its ASES business, which provides military aircraft integration and modifications, maintenance and logistics and support to align with the Company's long-term primary business strategies. The sale price was $3 million, and additional post-closing consideration of up to $4 million may be received contingent upon the achievement of certain revenue growth by ASES. The Company recognized a pre-tax loss of $5 million ($3 million after-tax) related to the ASES divestiture. The operating results of ASES have been included in discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. During the six months ended March 31, 2016, the Company recorded $2 million of income from discontinued operations ($1 million after-tax), primarily due to the favorable settlement of a contractual matter with a customer of the ASES business.

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

Results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2016	2015	2016	2015
Sales	$—	$10	$—	$18
Income (loss) from discontinued operations before income taxes	(1)	(10)	2	(13)
Income tax benefit (expense) from discontinued operations	—	4	(1)	5

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	March 31, 2016	September 30, 2015
Billed	$729	$752
Unbilled	477	403
Less progress payments	(111)	(110)
Total	1,095	1,045
Less allowance for doubtful accounts	(7)	(7)
Receivables, net	$1,088	$1,038

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included in Other Assets. Receivables, net due from equity affiliates were $63 million and $64 million at March 31, 2016 and September 30, 2015, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	March 31, 2016	September 30, 2015
Finished goods	$248	$216
Work in process	257	250
Raw materials, parts and supplies	387	353
Less progress payments	(10)	(7)
Total	882	812
Pre-production engineering costs	1,086	1,012
Inventories, net	$1,968	$1,824

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

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2016	2017	2018	2019	2020	Thereafter
Anticipated amortization expense for pre-production engineering costs (1)	$53	$77	$114	$135	$144	$559

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

Amortization expense for pre-production engineering costs for the three and six months ended March 31, 2016 was $14 million and $23 million, respectively, compared to $9 million and $21 million for the three and six months ended March 31, 2015. As of March 31, 2016, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 11 years.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Other Assets

Other assets are summarized as follows:

(in millions)	March 31, 2016	September 30, 2015
Long-term receivables	$110	$109
Investments in equity affiliates	11	13
Exchange and rental assets (net of accumulated depreciation of $99 at March 31, 2016 and $97 at September 30, 2015)	65	66
Other	158	156
Other assets	$344	$344

Long-Term Receivables
Long-term receivables expected to be collected beyond the next twelve months are principally comprised of unbilled accounts receivables pursuant to sales recorded under the percentage-of-completion method of accounting that have not yet been billed to customers in accordance with applicable contract terms.

Investments in Equity Affiliates
The Company's investments in equity affiliates primarily consist of eight joint ventures, each 50 percent owned and accounted for under the equity method. During the three months ended March 31, 2015, the Company established ACCEL (Tianjin) Flight Simulation Co., Ltd (ACCEL), a 50 percent owned joint venture with Beijing Bluesky Aviation Technology. Consistent with the terms of the joint venture agreement, the Company contributed $5 million cash to ACCEL in 2015 and expects to contribute an additional $2 million cash in 2016.

The Company records income or loss from equity affiliates in Other income, net on the Condensed Consolidated Statement of Operations. The Company's sales to equity affiliates were $55 million and $101 million for the three and six months ended March 31, 2016, respectively, compared to $49 million and $88 million for the three and six months ended March 31, 2015. Deferred profit from sales to equity affiliates was $1 million at March 31, 2016 and $1 million at September 30, 2015.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service-related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $3 million and $5 million for the three and six months ended March 31, 2016, respectively, and $3 million and $5 million for the three and six months ended March 31, 2015.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Debt

Short-term Debt

(in millions, except weighted average amounts)	March 31, 2016	September 30, 2015
Short-term commercial paper borrowings outstanding (1)	$820	$448
Current portion of long-term debt	300	—
Short-term debt	$1,120	$448
Weighted average interest rate of commercial paper borrowings	0.76%	0.52%
Weighted average maturity period of commercial paper borrowings (days)	17	25
(1) The maximum amount of short-term commercial paper borrowings outstanding during the six months ended March 31, 2016 was $929 million

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1.2 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper program is supported by the Company's $1 billion five-year and $200 million 364-day revolving credit facilities.

Revolving Credit Facilities
The Company has a five-year $1 billion credit facility that expires in December 2018 and a 364-day $200 million credit facility that was executed in February 2016 and expires in February 2017. At March 31, 2016 and September 30, 2015, there were no outstanding borrowings under these revolving credit facilities.

The credit facilities include one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans). The ratio was 41 percent at March 31, 2016. The credit facilities also contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity.

Short-term credit facilities available to non-U.S. subsidiaries were $39 million as of March 31, 2016, of which $8 million was utilized to support commitments in the form of commercial letters of credit. At March 31, 2016 and September 30, 2015, there were no borrowings outstanding under these credit facilities.

At March 31, 2016 and September 30, 2015, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

Long-term Debt
The principal amount of long-term debt, net of discount, is summarized as follows:

(in millions, except interest rate figures)	Interest Rate	March 31, 2016	September 30, 2015
Fixed-rate notes due:
December 2043	4.80%	$398	$398
December 2023	3.70%	399	399
November 2021	3.10%	250	250
July 2019	5.25%	299	299
Variable-rate note due:
December 2016	3 month LIBOR + 0.35% (1)	300	300
Fair value swap adjustment (see Notes 13 and 14)		37	34
Total		1,683	1,680
Less current portion of long-term debt		300	—
Long-term Debt, Net		$1,383	$1,680
(1) The three-month LIBOR rate at March 31, 2016 was approximately 0.63 percent

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The notes listed above are included in the Condensed Consolidated Statement of Financial Position, net of any unamortized discount, within the caption Long-term Debt, Net. Debt issuance costs are capitalized within Other Assets on the Condensed Consolidated Statement of Financial Position. Debt issuance costs and any discounts are amortized over the life of the debt and recorded in Interest expense.

Interest paid on debt for the six months ended March 31, 2016 and 2015 was $28 million and $27 million, respectively.

9.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

Components of Expense (Income)
The components of expense (income) for Pension Benefits and Other Retirement Benefits for the three and six months ended March 31, 2016 and 2015 are summarized as follows:

	Pension Benefits		Other Retirement Benefits
	Three Months Ended		Three Months Ended
	March 31		March 31
(in millions)	2016	2015	2016	2015
Service cost	$3	$3	$1	$1
Interest cost	31	39	2	3
Expected return on plan assets	(59)	(61)	(1)	(1)
Amortization:
Prior service credit	(1)	—	—	(1)
Net actuarial loss	20	18	2	1
Net benefit expense (income)	$(6)	$(1)	$4	$3

	Pension Benefits		Other Retirement Benefits
	Six Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2016	2015	2016	2015
Service cost	$6	$6	$1	$1
Interest cost	63	78	3	4
Expected return on plan assets	(119)	(121)	(1)	(1)
Amortization:
Prior service credit	(1)	(1)	—	(2)
Net actuarial loss	39	36	4	3
Net benefit expense (income)	$(12)	$(2)	$7	$5

Prior to 2016, the Company used a single-weighted average discount rate to calculate pension interest and service cost. Beginning in 2016, a "spot rate approach" is being used to calculate pension interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change is considered a change in accounting estimate and is being applied prospectively in 2016. For the three and six months ended March 31, 2016, the use of the spot rate approach resulted in an increase to pension income and pre-tax earnings of $9 million and $18 million, respectively, relative to the estimated pension income amount had the Company not changed its approach.

In October 2014, the Society of Actuaries published a new set of mortality tables (RP-2014) and a new mortality improvement scale (MP-2014), which update life expectancy assumptions. The newly published tables generally reflect longer life

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

expectancy than was projected by past tables. For the Company's 2015 year-end pension liability valuation, the Company used the RP-2014 tables with an adjustment for plan experience and the MP-2014 improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2022. For the three and six months ended March 31, 2016, these changes resulted in a decrease to pension income and pre-tax earnings of $4 million and $8 million, respectively, relative to the estimated pension income amount had the Company not used new mortality table and improvement scale assumptions.

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2015, the Company voluntarily contributed $55 million to its U.S. qualified pension plans. There is no minimum statutory funding requirement for 2016 and the Company does not currently expect to make any additional discretionary contributions during 2016 to its U.S. qualified pension plans. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions. Contributions to the non-U.S. plans and the U.S. non-qualified pension plan are expected to total $13 million in 2016. During the six months ended March 31, 2016, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $8 million.

10.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense, which is calculated net of an assumed forfeiture rate, and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2016	2015	2016	2015
Stock-based compensation expense included in:
Product cost of sales	$3	$2	$5	$4
Selling, general and administrative expenses	6	5	10	8
Total	$9	$7	$15	$12
Income tax benefit	$3	$2	$5	$4

The Company issued awards of equity instruments under the Company's various incentive plans for the six months ended March 31, 2016 and 2015 as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Six months ended March 31, 2016	628.9	$17.76	128.6	$85.05	68.3	$85.75
Six months ended March 31, 2015	555.6	$19.60	129.7	$82.63	65.9	$84.23

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2016 based on the achievement of performance targets for years 2016 through 2018 is approximately 306,000.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2016 Grants	2015 Grants
Risk-free interest rate	0.8% - 2.5%	0.5% - 2.6%
Expected dividend yield	1.5% - 1.6%	1.6%
Expected volatility	20.0%	24.0%
Expected life	7 years	7 years

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Employee Benefits Paid in Company Stock
During the six months ended March 31, 2016 and 2015, 0.3 million and 0.3 million shares, respectively, of the Company's common stock were issued to employees under the Company's employee stock purchase and defined contribution savings plans at a value of $27 million and $23 million for the respective periods.

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions, except per share amounts)	2016	2015	2016	2015
Numerator for basic and diluted earnings per share:
Income from continuing operations	$172	$163	$305	$332
Income (loss) from discontinued operations, net of taxes	(1)	(6)	1	(8)
Net income	$171	$157	$306	$324
Denominator:
Denominator for basic earnings per share – weighted average common shares	130.8	132.2	131.1	132.6
Effect of dilutive securities:
Stock options	1.0	1.1	1.1	1.1
Performance shares, restricted stock and restricted stock units	0.5	0.4	0.5	0.4
Dilutive potential common shares	1.5	1.5	1.6	1.5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	132.3	133.7	132.7	134.1
Earnings (loss) per share:
Basic
Continuing operations	$1.31	$1.23	$2.33	$2.50
Discontinued operations	—	(0.04)	—	(0.06)
Basic earnings per share	$1.31	$1.19	$2.33	$2.44
Diluted
Continuing operations	$1.30	$1.22	$2.30	$2.48
Discontinued operations	(0.01)	(0.05)	0.01	(0.06)
Diluted earnings per share	$1.29	$1.17	$2.31	$2.42

The Company adopted ASU 2016-09 (see Note 2) during the three months ended March 31, 2016. This standard requires excess tax benefits or deficiencies associated with share-based payments to be recorded as a discrete income tax benefit or expense in the period incurred rather than within Additional paid-in capital. ASU 2016-09 also requires excess tax benefits and deficiencies to be excluded from assumed future proceeds in the calculation of diluted shares outstanding. The Company adopted the standard prospectively, resulting in a $3 million and $0.02 increase to net income from continuing operations and diluted earnings per share from continuing operations, respectively, for the six months ended March 31, 2016.

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation for the three and six months ended March 31, 2016 were 0.6 million and 0 million, respectively, compared to none for the three and six months ended March 31, 2015.

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's per share amount may not equal the total per share amount for the full year.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss (AOCL), net of tax, by component for the three and six months ended March 31, 2016 and 2015 are as follows:

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2015	$(64)	$(1,624)	$(5)	$(1,693)
Other comprehensive income before reclassifications	8	—	—	8
Amounts reclassified from accumulated other comprehensive loss	—	13	2	15
Net current period other comprehensive income	8	13	2	23
Balance at March 31, 2016	$(56)	$(1,611)	$(3)	$(1,670)

Balance at September 30, 2015	$(56)	$(1,637)	$(6)	$(1,699)
Other comprehensive loss before reclassifications	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	—	26	4	30
Net current period other comprehensive income	—	26	3	29
Balance at March 31, 2016	$(56)	$(1,611)	$(3)	$(1,670)

Balance at December 31, 2014	$(29)	$(1,337)	$(7)	$(1,373)
Other comprehensive loss before reclassifications	(22)	—	—	(22)
Amounts reclassified from accumulated other comprehensive loss	—	12	1	13
Net current period other comprehensive income (loss)	(22)	12	1	(9)
Balance at March 31, 2015	$(51)	$(1,325)	$(6)	$(1,382)

Balance at September 30, 2014	$(15)	$(1,348)	$(3)	$(1,366)
Other comprehensive loss before reclassifications	(36)	—	(5)	(41)
Amounts reclassified from accumulated other comprehensive loss	—	23	2	25
Net current period other comprehensive income (loss)	(36)	23	(3)	(16)
Balance at March 31, 2015	$(51)	$(1,325)	$(6)	$(1,382)

(1) Reclassifications from AOCL to net income, related to the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans, were $21 million ($13 million net of tax) and $18 million ($12 million net of tax) for the three months ended March 31, 2016 and 2015, respectively, and were $42 million ($26 million net of tax) and $36 million ($23 million net of tax) for the six months ended March 31, 2016 and 2015, respectively. The reclassifications are included in the computation of net benefit expense. See Note 9, Retirement Benefits, for additional details.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three months ended March 31, 2016 and 2015, the effective income tax rate from continuing operations was 26.8 percent and 32.4 percent, respectively. The lower current year effective income tax rate from continuing operations was primarily due to the permanent extension of the Federal R&D Tax Credit, which had previously expired on December 31, 2014, and the early adoption of the new share-based compensation guidance. The new guidance requires the recognition of all excess tax benefits or shortfalls related to share-based compensation as a component of income tax expense, rather than in equity.

During the six months ended March 31, 2016 and 2015, the effective income tax rate from continuing operations was 22.2 percent and 27.7 percent, respectively. The lower current year effective income tax rate from continuing operations was primarily due to the permanent extension of the Federal R&D Tax Credit and the early adoption of the new share-based compensation guidance.

The Company's U.S. Federal income tax returns for the tax year ended September 30, 2011 and prior years have been audited by the IRS and are closed to further adjustments by the IRS. The IRS is currently auditing the Company's tax returns for the years ended September 30, 2012 and 2013. An acquired subsidiary is also under examination by the IRS for calendar years 2009 and 2012 legacy tax filings. The Company is also currently under audit in various U.S. states and non-U.S. jurisdictions. The U.S. states and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company had net income tax payments of $31 million and $78 million during the six months ended March 31, 2016 and 2015, respectively.

The Company has gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $47 million and $39 million as of March 31, 2016 and September 30, 2015, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $16 million and $11 million as of March 31, 2016 and September 30, 2015, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $13 million, based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $2 million and $1 million as of March 31, 2016 and September 30, 2015, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations was $0 million for each of the six months ended March 31, 2016 and 2015.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Assets and liabilities
The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and September 30, 2015 are as follows:

		March 31, 2016	September 30, 2015
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$51	$50
Interest rate swap assets	Level 2	37	34
Foreign currency forward exchange contract assets	Level 2	9	7
Foreign currency forward exchange contract liabilities	Level 2	(8)	(11)
Contingent consideration for ICG acquisition	Level 3	(12)	(12)

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

There were no transfers between Levels of the fair value hierarchy during the six months ended March 31, 2016 or 2015.

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

As of March 31, 2016, there has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.

Financial instruments
The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	March 31, 2016		September 30, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$300	$300	$252	$252
Short-term debt	(1,120)	(1,120)	(448)	(448)
Long-term debt	(1,346)	(1,467)	(1,646)	(1,750)

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company designated both the 2019 and the 2023 Swaps (the Swaps) as fair value hedges. The Swaps are recorded within Other Assets at a fair value of $37 million, offset by a fair value adjustment to Long-term Debt (Note 8) of $37 million at March 31, 2016. At September 30, 2015, the Swaps were recorded within Other Assets at a fair value of $34 million, offset by a fair value adjustment to Long-term Debt (Note 8) of $34 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of March 31, 2016 and September 30, 2015, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $278 million and $359 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of March 31, 2016 and September 30, 2015 are as follows:

		Asset Derivatives
(in millions)	Classification	March 31, 2016	September 30, 2015
Foreign currency forward exchange contracts	Other current assets	$9	$7
Interest rate swaps	Other assets	37	34
Total		$46	$41

		Liability Derivatives
(in millions)	Classification	March 31, 2016	September 30, 2015
Foreign currency forward exchange contracts	Other current liabilities	$8	$11

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of March 31, 2016, there were undesignated foreign currency forward exchange contracts classified within Other current assets of $2 million and Other current liabilities of $1 million.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2016 and 2015 is as follows:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended		Six Months Ended
		March 31		March 31
(in millions)	Location of Gain (Loss)	2016	2015	2016	2015
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Interest rate swaps	Interest expense	$2	$2	$5	$5
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	—	—	(1)	(7)
Amount of (loss) reclassified from AOCL into income	Cost of sales	(3)	(2)	(5)	(3)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	(2)	(3)	(5)	(5)

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the six months ended March 31, 2016. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and six months ended March 31, 2016.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of March 31, 2016. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

The Company expects to reclassify approximately $2 million of AOCL losses from cash flow hedges into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at March 31, 2016 was 52 months.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Six Months Ended
	March 31
(in millions)	2016	2015
Balance at beginning of year	$89	$104
Warranty costs incurred	(21)	(24)
Product warranty accrual	18	24
Changes in estimates for prior years	(2)	(5)
Foreign currency translation adjustments and other	—	(2)
Balance at March 31	$84	$97

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at March 31, 2016 were $251 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

Indemnifications
The Company enters into indemnifications with lenders, counterparties in transactions such as administration of employee benefit plans and other customary indemnifications with third parties in the normal course of business. The following are other than customary indemnifications based on the judgment of management:

In connection with agreements for the sale of portions of its business, the Company at times retains various liabilities of a business that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. The Company at times indemnifies the purchaser of a Rockwell Collins business in the event a third party asserts a claim that relates to a liability retained by the Company.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of March 31, 2016, the Company is involved in the investigation or remediation of seven sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for six of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of March 31, 2016, which represents management’s best estimate of the probable future cost for this site.

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

18.	Restructuring and Asset Impairment Charges

During the first quarter of 2016, the Company recorded corporate restructuring and asset impairment charges totaling $45 million as follows:

(in millions)	Cost of Sales	Selling, General and Administrative Expenses	Total
Employee separation costs	$31	$8	$39
Asset impairment charges	2	4	6
Restructuring and asset impairment charges	$33	$12	$45

The employee separation costs primarily resulted from the Company's execution of a voluntary separation incentive program in response to certain challenging market conditions, particularly in business aviation. During the three months ended December 31, 2015 and March 31, 2016, the Company made cash separation payments of $5 million and $33 million, respectively. As of March 31, 2016, $1 million of employee separation costs remain to be paid in future periods. Asset impairment charges primarily relate to the write-down to fair market value of a corporate asset as well as the write-off of certain long-lived assets.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

19.	Business Segment Information

Sales and earnings from continuing operations of the Company's operating segments are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2016	2015	2016	2015
Sales:
Commercial Systems	$611	$619	$1,173	$1,187
Government Systems	538	567	989	1,076
Information Management Services	162	155	318	304
Total sales	$1,311	$1,341	$2,480	$2,567

Segment operating earnings:
Commercial Systems	$135	$142	$260	$267
Government Systems	108	114	194	220
Information Management Services	29	22	53	43
Total segment operating earnings	272	278	507	530

Interest expense	(17)	(15)	(32)	(30)
Stock-based compensation	(9)	(7)	(15)	(12)
General corporate, net	(11)	(15)	(23)	(29)
Restructuring and asset impairment charges	—	—	(45)	—

Income from continuing operations before income taxes	235	241	392	459
Income tax expense	(63)	(78)	(87)	(127)
Income from continuing operations	$172	$163	$305	$332

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes sales by category for the three and six months ended March 31, 2016 and 2015:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2016	2015	2016	2015
Commercial Systems sales categories:
Air transport aviation electronics	$355	$355	$682	$693
Business and regional aviation electronics	256	264	491	494
Commercial Systems sales	611	619	1,173	1,187

Government Systems sales categories:
Avionics	357	371	650	698
Communication and navigation	181	196	339	378
Government Systems sales	538	567	989	1,076

Information Management Services sales	162	155	318	304

Total sales	$1,311	$1,341	$2,480	$2,567

The air transport and business and regional aviation electronics sales categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three and six months ended March 31, 2016, sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $10 million and $21 million, respectively, compared to $15 million and $31 million for the three and six months ended March 31, 2015.

Beginning in 2016, product category sales for Government Systems have been consolidated as a result of an internal reorganization and are delineated based upon underlying product technologies. The previously reported sales categories of Communication products, Surface solutions and Navigation products are now primarily consolidated into Communication and navigation. Government Systems sales for the three and six months ended March 31, 2015 have been reclassified to conform to the current year presentation.

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

During the first six months of 2016, compared to the same period in the prior year, total revenues decreased 3 percent, driven primarily by an 8 percent reduction in Government Systems revenue. Total segment operating margins(1) decreased 20 basis points to 20.4 percent, primarily due to the lower sales volume. As a result of certain challenging market conditions, particularly in business aviation, we initiated restructuring actions in October of 2015. We recorded a $45 million pre-tax restructuring charge in the three months ended December 31, 2015 associated with these actions, consisting primarily of employee separation costs.

On December 18, 2015, the Protecting Americans from Tax Hikes Act was enacted which permanently reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) retroactive to January 1, 2015. This favorable tax credit had previously expired on December 31, 2014. We expect our effective income tax rate for 2016 to be in the range of 22 to 23 percent.
The following is a summary our company's segment guidance for 2016:

•	Commercial Systems 2016 revenue is expected to increase low-single digits when compared with 2015

•	Government Systems 2016 revenue is expected to be up low-single digits when compared to 2015

•	Information Management Services sales are expected to grow mid to high-single digits when compared to 2015

The following table is a summary of our company's updated 2016 guidance for continuing operations:

•	total sales in the range of $5.3 billion to $5.4 billion

•	diluted earnings per share in the range of $5.45 to $5.65

•	cash provided by operating activities in the range of $750 million to $850 million

•	capital expenditures of about $200 million

•	total research and development investment of about $1 billion (2)

(1) Total segment operating margins is a non-GAAP measure and is reconciled to the related GAAP measure, Income from continuing operations before income taxes, in Note 19 of the Notes to Condensed Consolidated Financial Statements. Total segment operating margins is calculated as total segment operating earnings divided by total sales.

(2) Total research and development (R&D) investment is comprised of company and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for the three and six months ended March 31, 2016 and 2015, and should be read in conjunction with our condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, the results of ASES have been accounted for as discontinued operations for all periods presented. Unless otherwise noted, disclosures pertain to our continuing operations.

Sales

	Three Months Ended March 31		Six Months Ended March 31
(in millions)	2016	2015	2016	2015
Total sales	$1,311	$1,341	$2,480	$2,567
Percent decrease	(2)%		(3)%

Total sales decreased $30 million, or 2 percent, for the three months ended March 31, 2016, as compared to the same period in the prior year. Government Systems sales decreased by $29 million, Commercial Systems sales decreased by $8 million and Information Management Services sales increased by $7 million.

Total sales decreased $87 million, or 3 percent, for the six months ended March 31, 2016, as compared to the same period in the prior year. Government Systems sales decreased by $87 million, Commercial Systems sales decreased by $14 million and Information Management Services sales increased by $14 million.

Refer to the Commercial Systems, Government Systems and Information Management Services sections of the Segment Financial Results below for detailed sales discussions.

Cost of Sales

	Three Months Ended March 31		Six Months Ended March 31
(in millions)	2016	2015	2016	2015
Total cost of sales	$907	$937	$1,743	$1,794
Percent of total sales	69.2%	69.9%	70.3%	69.9%

Cost of sales consists of all costs incurred to design and manufacture our products and provide our services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization, service and support and other related expenses.

For the three months ended March 31, 2016, total cost of sales decreased $30 million, or 3 percent, compared to the same period in the prior year, primarily due to the following:

•	a $26 million reduction in company-funded R&D expense, as detailed below

•	an $10 million reduction from lower sales volume in Government Systems and Commercial Systems

•	partially offset by increased amortization of intangible assets and pre-production engineering costs of $9 million

For the six months ended March 31, 2016, total cost of sales decreased $51 million, or 3 percent, compared to the same period in the prior year, primarily due to the following:

•	a $43 million reduction in company-funded R&D expense, as detailed below

•	a $46 million reduction from lower sales volume in Government Systems and Commercial Systems

•	partially offset by $33 million of restructuring and asset impairment charges recorded in the three months ended December 31, 2015

•	in addition, amortization of intangible assets and pre-production engineering costs increased $8 million

Research and Development Expense

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended March 31		Six Months Ended March 31
(in millions)	2016	2015	2016	2015
Customer-funded:
Commercial Systems	$61	$44	$108	$84
Government Systems	99	106	186	195
Information Management Services	2	2	4	4
Total customer-funded	162	152	298	283
Company-funded:
Commercial Systems	26	48	61	98
Government Systems	19	24	36	42
Information Management Services (1)	1	—	1	1
Total company-funded	46	72	98	141
Total R&D expense	$208	$224	$396	$424
Percent of total sales	15.9%	16.7%	16.0%	16.5%
(1) R&D expenses for the Information Management Services segment do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property on the Condensed Consolidated Statement of Financial Position.
We make significant investments in R&D to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $14 million and $9 million for the three months ended March 31, 2016 and 2015, respectively, and totaled $23 million and $21 million for the six months ended March 31, 2016 and 2015, respectively.

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

For the three months ended March 31, 2016, total R&D expense decreased $16 million, compared to the same period in the prior year. Customer-funded R&D expense increased $10 million, primarily due to higher development expenditures in Commercial Systems for international regional jet programs, partially offset by the wind-down of an international electronic warfare program in Government Systems. Company-funded R&D expense decreased $26 million, primarily due to lower business jet development costs in Commercial Systems as development efforts shift to customer-funded business and regional jet programs, as well as lower development costs for software-defined radio programs in Government Systems.

In addition to the R&D expenses above, development expenditures incurred for the Boeing 737 MAX platform, the Bombardier CSeries and Global 7000/8000 programs and certain military transport programs during the three months ended March 31, 2016 resulted in a net $34 million increase to our investments in pre-production engineering programs capitalized within inventory. This net increase was equal to the $34 million net increase capitalized during the same period in the prior year as higher costs incurred for certain military transport programs in Government Systems were offset by lower costs incurred for the Airbus A350 program in Commercial Systems.

For the six months ended March 31, 2016, total R&D expense decreased $28 million, compared to the same period in the prior year. Customer-funded R&D expense increased $15 million, primarily due to higher development expenditures in Commercial Systems for international regional jet programs, partially offset by the wind-down of an international electronic warfare program in Government Systems. Company-funded R&D expense decreased $43 million, primarily due to lower business jet development costs in Commercial Systems as development efforts shift to customer-funded business and regional jet programs, as well as lower development costs for software-defined radio programs in Government Systems.

For the six months ended March 31, 2016, development expenditures incurred on the Boeing 737 MAX platform, the Bombardier CSeries and Global 7000/8000 programs and certain military transport programs resulted in a net $74 million increase to our investments in pre-production engineering programs capitalized within inventory. This net increase was $9 million greater than the $65 million net increase capitalized during the same period in the prior year, primarily due to higher costs incurred for a certain military program in Government Systems.

Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

	Three Months Ended March 31		Six Months Ended March 31
(in millions)	2016	2015	2016	2015
Selling, general and administrative expenses	$160	$152	$323	$289
Percent of total sales	12.2%	11.3%	13.0%	11.3%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

For the three months ended March 31, 2016, total SG&A expenses increased $8 million compared to the same period in the prior year, primarily due to the following:

•	incremental costs associated with the acquisitions of Pacific Avionics, which was acquired in March 2015, and International Communications Group (ICG), which was acquired in August 2015

•	higher costs from further expansion in international emerging markets

For the six months ended March 31, 2016, total SG&A expenses increased $34 million compared to the same period in the prior year, primarily due to the following:

•	$12 million of restructuring and asset impairment charges recorded in the three months ended December 31, 2015

•	higher costs from further expansion in international emerging markets

•	incremental costs associated with the acquisitions of Pacific Avionics and ICG

Interest Expense

	Three Months Ended March 31		Six Months Ended March 31
(in millions)	2016	2015	2016	2015
Interest expense	$17	$15	$32	$30
Interest expense increased by $2 million for the three and six months ended March 31, 2016, primarily due to increases in short-term borrowings.

See Note 8 of the Notes to Condensed Consolidated Financial Statements for more detail regarding outstanding debt.

Net Income and Diluted Earnings Per Share

	Three Months Ended March 31		Six Months Ended March 31
(in millions, except per share amounts)	2016	2015	2016	2015
Income from continuing operations	$172	$163	$305	$332
Percent of sales	13.1%	12.2%	12.3%	12.9%

Income (loss) from discontinued operations, net of taxes	(1)	(6)	1	(8)
Net income	$171	$157	$306	$324

Diluted earnings per share from continuing operations	$1.30	$1.22	$2.30	$2.48
Diluted income (loss) per share from discontinued operations	(0.01)	(0.05)	0.01	(0.06)
Diluted earnings per share	$1.29	$1.17	$2.31	$2.42

Weighted average diluted common shares	132.3	133.7	132.7	134.1

For the three months ended March 31, 2016, income from continuing operations, net of taxes, was $172 million, up 6 percent, or $9 million, from the $163 million reported in the same period in the prior year. Diluted earnings per share from continuing operations increased 7 percent to $1.30 during this same period. The rate of increase in diluted earnings per share from continuing operations was more than the rate of increase in income from continuing operations, net of taxes, because of the favorable impacts from our share repurchase program.

Income from continuing operations, net of taxes, and diluted earnings per share from continuing operations for the three months ended March 31, 2016 increased primarily due to:

•	a $15 million decrease in income tax expense primarily due to the permanent extension of the Federal R&D Tax Credit and the early adoption of the new share-based compensation guidance

•
partially offset by a $6 million decrease in total segment operating earnings, as operating earnings decreased $6 million in Government Systems and $7 million in Commercial Systems, partially offset by a $7 million increase in Information Management Services

For the six months ended March 31, 2016, income from continuing operations, net of taxes, was $305 million, down 8 percent, or $27 million, from the $332 million reported in the same period in the prior year. Diluted earnings per share from continuing operations decreased 7 percent to $2.30 during this same period. The rate of decrease in diluted earnings per share from continuing operations was less than the rate of decrease in income from continuing operations, net of taxes, because of the favorable impacts from our share repurchase program.

Income from continuing operations, net of taxes, and diluted earnings per share from continuing operations for the six months ended March 31, 2016 decreased primarily due to:

•	$45 million of pre-tax restructuring and asset impairment charges recorded in the three months ended December 31, 2015

•	a $26 million decrease in operating earnings in Government Systems

•	partially offset by a $40 million decrease in income tax expense primarily due to the retroactive reinstatement of the Federal R&D Tax Credit and lower pre-tax income from continuing operations

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

	Three Months Ended March 31		Six Months Ended March 31
(in millions)	2016	2015	2016	2015
Air transport aviation electronics:
Original equipment	$214	$204	$397	$395
Aftermarket	131	136	264	267
Wide-body in-flight entertainment (IFE)	10	15	21	31
Total air transport aviation electronics	355	355	682	693
Business and regional aviation electronics:
Original equipment	139	166	269	306
Aftermarket	117	98	222	188
Total business and regional aviation electronics	256	264	491	494
Total	$611	$619	$1,173	$1,187
Percent decrease	(1)%		(1)%

For the three months ended March 31, 2016, total air transport aviation electronics sales were flat compared to the same period in the prior year, primarily due to the following:

•
original equipment sales increased $10 million, or 5 percent, primarily due to higher Boeing 787 and Airbus A350 production rates, as well as higher customer-funded development program revenues, partially offset by unfavorable airline selectable equipment mix and lower Airbus A330 production rates

•
aftermarket sales decreased $5 million, or 4 percent, primarily due to the absence of a large used aircraft equipment sale that occurred in the prior year as well as lower regulatory mandate upgrade activity, partially offset by inorganic sales growth from Pacific Avionics and ICG

•	wide-body IFE sales decreased $5 million, or 33 percent, as airlines decommissioned their legacy IFE systems

For the three months ended March 31, 2016, total business and regional aviation electronics sales decreased $8 million, or 3 percent, compared to the same period in the prior year, primarily due to the following:

•
original equipment sales decreased $27 million, or 16 percent, primarily due to lower business aircraft OEM production rates, partially offset by higher customer funded development program revenues and higher product deliveries for the Bombardier CSeries program in support of entry into service

•	aftermarket sales increased $19 million, or 19 percent, primarily due to a large used aircraft equipment sale as well as higher regulatory mandate upgrade and retrofit activity

For the six months ended March 31, 2016, total air transport aviation electronics sales decreased $11 million, or 2 percent, compared to the same period in the prior year, primarily due to the following:

•
original equipment sales increased $2 million, primarily due to higher product deliveries for the Airbus A350 program and higher Boeing 787 production rates, partially offset by unfavorable airline selectable equipment mix and lower Airbus A330 production rates

•
aftermarket sales decreased $3 million, or 1 percent, primarily due to lower regulatory mandate upgrade activity and the absence of a large used aircraft equipment sale that occurred in the prior year, partially offset by inorganic sales growth from Pacific Avionics and ICG

•	wide-body IFE sales decreased $10 million, or 32 percent, as airlines decommissioned their legacy IFE systems

For the six months ended March 31, 2016, total business and regional aviation electronics sales decreased $3 million, or 1 percent, compared to the same period in the prior year, primarily due to the following:

•
original equipment sales decreased $37 million, or 12 percent, primarily due to lower business aircraft OEM production rates, partially offset by higher customer-funded development program revenues and higher product deliveries for the Bombardier CSeries and Embraer Legacy 500 programs

•	aftermarket sales increased $34 million, or 18 percent, primarily due to higher regulatory mandate upgrade and retrofit activity as well as increased sales of used aircraft parts

Commercial Systems Segment Operating Earnings

	Three Months Ended March 31		Six Months Ended March 31
(in millions)	2016	2015	2016	2015
Segment operating earnings	$135	$142	$260	$267
Percent of sales	22.1%	22.9%	22.2%	22.5%

For the three months ended March 31, 2016, Commercial Systems operating earnings decreased $7 million, or 5 percent, compared to the same period in the prior year, primarily due to the following:

•
operating earnings were negatively impacted by sales mix, as lower margin customer-funded development revenues increased and higher margin business jet OEM sales decreased in the three months ended March 31, 2016 compared to the same period in the prior year

•	a $6 million increase in SG&A costs resulting from the acquisition and integration of Pacific Avionics and ICG

•	partially offset by a $22 million decrease in company-funded R&D expense

•	in addition, Commercial Systems benefited from certain cost savings initiatives from previously announced restructuring plans

For the six months ended March 31, 2016, Commercial Systems operating earnings decreased $7 million, or 3 percent, compared to the same period in the prior year, primarily due to the following:

•
operating earnings were negatively impacted by sales mix, as lower margin customer-funded development revenues increased and higher margin business jet OEM sales decreased in the six months ended March 31, 2016 compared to the same period in the prior year

•	a $13 million increase in SG&A costs resulting from the acquisition and integration of Pacific Avionics and ICG

•	partially offset by a $37 million decrease in company-funded R&D expense

The decrease in operating earnings as a percent of sales for both the three and six months ended March 31, 2016 compared to the same periods in the prior year was primarily due to unfavorable sales mix, partially offset by lower company-funded R&D expense.

Government Systems Financial Results

Government Systems Sales

Beginning in 2016, product category sales for Government Systems have been consolidated as a result of an internal reorganization and are delineated based upon underlying product technologies. The previously reported sales categories of Communication products, Surface solutions and Navigation products are now primarily consolidated into Communication and navigation. Government Systems sales for the three and six months ended March 31, 2015 have been reclassified to conform to the current year presentation.

The following table presents Government Systems sales by product category:

	Three Months Ended March 31		Six Months Ended March 31
(in millions)	2016	2015	2016	2015
Avionics	$357	$371	$650	$698
Communication and navigation	181	196	339	378
Total	$538	$567	$989	$1,076
Percent decrease	(5)%		(8)%

For the three months ended March 31, 2016, total avionics sales decreased $14 million, or 4 percent, compared to the same period in the prior year, primarily due to the following:

•	a $23 million decrease from lower deliveries on various rotary wing platforms

•	a $14 million decrease from lower simulation and training sales

•	partially offset by a $22 million increase from higher sales on various fixed wing platforms

For the three months ended March 31, 2016, total communication and navigation sales decreased $15 million, or 8 percent, compared to the same period in the prior year, primarily due to a $13 million decrease from the wind-down of an international electronic warfare program and lower international deliveries of targeting systems.

For the six months ended March 31, 2016, total avionics sales decreased $48 million, or 7 percent, compared to the same period in the prior year, primarily due to the following:

•	a $37 million decrease from lower deliveries on various rotary wing platforms

•	a $28 million decrease from lower simulation and training sales

•	partially offset by an $11 million increase from higher deliveries on various fixed wing platforms

For the six months ended March 31, 2016, total communication and navigation sales decreased $39 million, or 10 percent, compared to the same period in the prior year, primarily due to the following:

•	a $18 million decrease due to the wind-down of an international electronic warfare program

•	a $17 million decrease due to lower international deliveries of targeting systems

Changes in foreign currency exchange rates, primarily the strengthening of the U.S. dollar, resulted in a $7 million reduction to Government Systems sales for the six months ended March 31, 2016 when compared to the same period in the prior year. This $7 million reduction is included within the Government Systems sales categories above.

Government Systems Segment Operating Earnings

	Three Months Ended March 31		Six Months Ended March 31
(in millions)	2016	2015	2016	2015
Segment operating earnings	$108	$114	$194	$220
Percent of sales	20.1%	20.1%	19.6%	20.4%

For the three months ended March 31, 2016, Government Systems operating earnings decreased $6 million, or 5 percent, compared to the same period in the prior year, primarily due to the following:

•
the $29 million reduction in sales volume discussed in the Government Systems sales section above, which resulted in a $23 million decrease in cost and a decrease in earnings of $6 million, or 21 percent of the lower sales volume. The margins on the sales decline were favorably impacted by benefits from cost savings initiatives from previously announced restructuring plans

•	a $4 million increase in SG&A costs from further expansion in international emerging markets

•	partially offset by a $5 million decrease in company-funded R&D expense

Operating earnings as a percent of sales were flat compared to the same period in the prior year as the unfavorable impact of lower sales was offset by benefits from cost savings initiatives.

For the six months ended March 31, 2016, Government Systems operating earnings decreased $26 million, or 12 percent, compared to the same period in the prior year, primarily due to the $87 million reduction in sales volume discussed in the Government Systems sales section above, which resulted in an $57 million decrease in cost and a decrease in earnings of $30 million, or 34 percent of the lower sales volume.

The decrease in operating earnings as a percent of sales, compared to the same period in the prior year, was primarily due to lower sales volumes, partially offset by lower company-funded R&D expense.

Information Management Services Financial Results

Information Management Services Sales

The following table presents Information Management Services sales:

	Three Months Ended March 31		Six Months Ended March 31
(in millions)	2016	2015	2016	2015
Sales	$162	$155	$318	$304
Percent increase	5%		5%

For the three months ended March 31, 2016, total Information Management Services sales increased $7 million, or 5 percent, compared to the same period in the prior year. The increase in sales was driven by 8 percent growth in aviation-related sales, including GLOBALinkSM and ARINCDirectSM.

For the six months ended March 31, 2016, total Information Management Services sales increased $14 million, or 5 percent, compared to the same period in the prior year, primarily due to 7 percent growth in aviation-related sales, including GLOBALinkSM and ARINCDirectSM.

Information Management Services Segment Operating Earnings

	Three Months Ended March 31		Six Months Ended March 31
(in millions)	2016	2015	2016	2015
Segment operating earnings	$29	$22	$53	$43
Percent of sales	17.9%	14.2%	16.7%	14.1%

For the three months ended March 31, 2016, Information Management Services operating earnings increased $7 million, or 32 percent, primarily due to the following:

•
a $7 million increase in sales volume discussed in the Information Management Services sales section above, which resulted in a $4 million increase in cost and an increase in earnings of $3 million, or 43 percent of the higher sales volume

•
operating earnings were positively impacted in the three months ended March 31, 2016 by the favorable resolution of certain prior year claims associated with international business jet support services

For the six months ended March 31, 2016, Information Management Services operating earnings increased $10 million, or 23 percent, primarily due to the following:

•
a $14 million increase in sales volume discussed in the Information Management Services sales section above, which resulted in an $8 million increase in cost and an increase in earnings of $6 million, or 43 percent of the higher sales volume

•	operating earnings were positively impacted in the six months ended March 31, 2016 by the favorable resolution of certain prior year claims associated with international business jet support services

The increase in operating earnings as a percent of sales for both the three and six months ended March 31, 2016 compared to the same periods in the prior year was primarily due to higher sales volume and the above mentioned favorable resolution of prior year claims.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of sales, SG&A and Other income, net on the Condensed Consolidated Statement of Operations. General corporate, net is summarized as follows:

	Three Months Ended March 31		Six Months Ended March 31
(in millions)	2016	2015	2016	2015
General corporate, net	$11	$15	$23	$29

General corporate, net costs for the three and six months ended March 31, 2016 decreased from the same period last year primarily due to a decrease in employee incentive compensation and pension costs.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

	Three Months Ended March 31		Six Months Ended March 31
(in millions)	2016	2015	2016	2015
Pension benefits	$(6)	$(1)	$(12)	$(2)
Other retirement benefits	4	3	7	5
Net benefit expense (income)	$(2)	$2	$(5)	$3

Pension Benefits
U.S. qualified and non-qualified pension plans covering salary and hourly employees not covered by collective bargaining agreements are largely frozen. These plans have substantially no additional benefit accruals for salary increases or services rendered. We expect defined benefit pension income of $24 million in 2016, compared to $6 million of pension income in 2015. The increase in pension income in 2016 is primarily due to changes in the calculation of interest and service cost partially offset by updated mortality assumptions as discussed below.

Prior to 2016, we used a single-weighted average discount rate to calculate pension interest and service cost. Beginning in 2016, a "spot rate approach" is being used to calculate pension interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change is considered a change in accounting estimate and is being applied prospectively in 2016. The use of the spot rate approach is expected to result in a favorable impact to pension income and pre-tax earnings of $35 million in 2016, relative to the estimated pension income amount had we not changed our approach.

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

During the six months ended March 31, 2016, we made a $55 million voluntary contribution to our U.S. qualified pension plans. There is no minimum statutory funding requirement for 2016 and we do not currently expect to make any additional discretionary contributions during 2016 to our U.S. qualified pension plans. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total $13 million in 2016.

Other Retirement Benefits
We expect other retirement benefits expense of approximately $14 million in 2016, compared to $11 million of expense in 2015.

Defined Contribution Savings Plans
We expect expense related to employer contributions to defined contribution savings plans of approximately $90 million in 2016, compared to $86 million in 2015.

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

During the three months ended March 31, 2016 and 2015, the effective income tax rate from continuing operations was 26.8 percent and 32.4 percent, respectively. The lower current year effective income tax rate from continuing operations was primarily due to the permanent extension of the Federal R&D Tax Credit, which had previously expired on December 31, 2014, and the early adoption of the new share-based compensation guidance. The new guidance requires the recognition of all excess tax benefits or shortfalls related to share-based compensation as a component of income tax expense, rather than in equity.

During the six months ended March 31, 2016 and 2015, the effective income tax rate from continuing operations was 22.2 percent and 27.7 percent, respectively. The lower current year effective income tax rate from continuing operations was primarily due to the permanent extension of the Federal R&D Tax Credit and the early adoption of the new share-based compensation guidance.

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

Operating Activities

	Six Months Ended March 31
(in millions)	2016	2015
Cash provided by operating activities from continuing operations	$45	$132

The $87 million decrease in cash provided by operating activities during the six months ended March 31, 2016, compared to the same period in the prior year, was primarily due to the following:

•
cash receipts from customers decreased by $136 million to $2.369 billion in the six months ended March 31, 2016, compared to $2.505 billion in the six months ended March 31, 2015. The decrease in cash receipts from customers was more than the sales volume decrease of $87 million due to the timing of sales relative to advanced payments from customers

•
payments for employee incentive pay increased $23 million. Incentive pay is expensed in the year incurred and then paid in the first fiscal quarter of the following year. In the six months ended March 31, 2016, $137 million was paid for employee incentive pay costs expensed during 2015. This compares to $114 million paid during the six months ended March 31, 2015 for employee incentive pay costs expensed during 2014

•
the above items were partially offset by lower payments for production inventory and other operating costs which decreased $27 million to $2.090 billion for the six months ended March 31, 2016 compared to $2.117 billion during the six months ended March 31, 2015. The decreased payments for operating costs primarily resulted from lower sales volume

•
cash payments for income taxes decreased $47 million to $31 million during the six months ended March 31, 2016, compared to $78 million during the same period in the prior year. The decrease in cash used for income tax payments was primarily from the retroactive reinstatement of the Federal R&D tax credit as a result of the Protecting Americans from Tax Hikes Act as well as lower pre-tax income from continuing operations

Investing Activities

	Six Months Ended March 31
(in millions)	2016	2015
Cash (used for) investing activities from continuing operations	$(110)	$(136)

Cash used for investing activities for the six months ended March 31, 2016 decreased $26 million, compared to the six months ended March 31, 2015, primarily due to the following:

•	an $11 million decrease in cash payments for property additions for the six months ended March 31, 2016, compared to the same period in the prior year

•	we paid $24 million for the March 2015 acquisition of Pacific Avionics

•	the above items were partially offset by $17 million paid for the Matrix series projector product line acquisition in February 2016

Financing Activities

	Six Months Ended March 31
(in millions)	2016	2015
Cash provided by (used for) financing activities from continuing operations	$110	$(2)

The $112 million increase in cash provided by financing activities during the six months ended March 31, 2016, compared to the six months ended March 31, 2015, was primarily due to the following:

•	net proceeds from short-term commercial paper borrowings increased $91 million

•	cash repurchases of common stock decreased $54 million to $188 million during the six months ended March 31, 2016, compared to $242 million repurchased during the same period in the prior year

•	partially offset by a decrease in proceeds received from the exercise of stock options of $17 million

•
also, cash dividend payments increased $6 million. During the six months ended March 31, 2016, $86 million of cash dividend payments were made to shareowners as compared to $80 million during the same period last year. The increase was primarily due to a 10 percent increase in our quarterly cash dividend paid on common stock to $0.33 per share, which was effective beginning with dividends paid in June 2015

Financial Condition and Liquidity

We maintain a capital structure that we believe enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure has provided the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners.

A comparison of key elements of our financial condition as of March 31, 2016 and September 30, 2015 are as follows:

(in millions)	March 31, 2016	September 30, 2015
Cash and cash equivalents	$300	$252
Short-term debt	(1,120)	(448)
Long-term debt, net	(1,383)	(1,680)
Net debt (1)	$(2,203)	$(1,876)
Total equity	$1,989	$1,880
Debt to total capitalization (2)	56%	53%
Net debt to total capitalization (3)	53%	50%

(1) Calculated as total of short-term and long-term debt, net (Total debt), less cash and cash equivalents
(2) Calculated as Total debt divided by the sum of Total debt plus Total equity
(3) Calculated as Net debt divided by the sum of Net debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small- to medium-sized acquisitions, dividends and share repurchases from cash generated from operating activities. As of March 31, 2016, approximately 91 percent of our cash and cash equivalents reside at non-U.S. locations and may not be readily accessible for use in the U.S., due to potential adverse income tax implications and other statutory limitations. We do not currently intend to repatriate cash and cash equivalents held at non-U.S. locations, as we anticipate utilizing this cash to fund foreign operations and international growth.

Due to the fluctuations of cash flows, we supplement our internally-generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1.2 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At March 31, 2016, short-term commercial paper borrowings outstanding were $820 million, with a weighted-average interest rate and maturity period of 0.76 percent and 17 days, respectively. At September 30, 2015, short-term commercial paper borrowings outstanding were $448 million, with a weighted-average interest rate and maturity period of 0.52 percent and 25 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during the six months ended March 31, 2016 was $929 million.

We have a five-year $1 billion credit facility that expires in December 2018 and a 364-day $200 million credit facility that was executed in February 2016 and expires in February 2017. The credit facilities include one financial covenant requiring us to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans). The ratio was 41 percent at March 31, 2016.

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

The following is a summary of our credit ratings as of March 31, 2016:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F2	A-	Stable
Moody’s Investors Service	P-2	A3	Stable
Standard & Poor’s	A-2	A-	Stable

We were in compliance with all debt covenants at March 31, 2016 and September 30, 2015.

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

Interest Rate Risk
In addition to using cash provided by normal operating activities, we utilize a combination of short-term and long-term debt to finance operations. Our operating results and cash flows are exposed to changes in interest rates that could adversely affect the amount of interest expense incurred and paid on debt obligations in any given period. In addition, changes in interest rates can affect the fair value of our debt obligations. Such changes in fair value are only relevant to the extent these debt obligations are settled prior to maturity. We manage our exposure to interest rate risk by maintaining an appropriate mix of fixed- and variable-rate debt and may employ financial instruments in the form of interest rate swaps to help meet this objective.

At March 31, 2016, we had the following unsecured long-term and short-term notes outstanding:

	March 31, 2016
(in millions)	Interest Rate	Carrying Value	Fair Value
$400 Notes due 2043	4.80%	$398	$447
$400 Notes due 2023	3.70%	399	426
$250 Notes due 2021	3.10%	250	261
$300 Notes due 2019	5.25%	299	333
$300 Notes due 2016	3 month LIBOR plus 0.35%	300	300

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

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $26 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $27 million. The fair value of the $500 million notional value of interest rate swap contracts was a $37 million net asset at March 31, 2016. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $3 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 8, 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk
We transact business in various foreign currencies which exposes our cash flows and earnings to changes in foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are primarily denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency contracts were $278 million and $359 million at March 31, 2016 and September 30, 2015, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a $1 million net asset at March 31, 2016 and a $4 million net liability at September 30, 2015. A 10 percent increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at March 31, 2016 by $2 million. A 10 percent decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at March 31, 2016 by $3 million. For more information related to outstanding foreign currency contracts, see Notes 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of March 31, 2016, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2016 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter, pursuant to our Board authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2016 through January 31, 2016	275,500	$84.36	275,500	$267	million
February 1, 2016 through February 29, 2016	477,000	$80.75	477,000	$228	million
March 1, 2016 through March 31, 2016	400,000	$90.60	400,000	$192	million
Total/Average	1,152,500	$85.03	1,152,500

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

Dated: April 21, 2016

S-1