Form 10-K
period 2016-09-30
ROCKWELL COLLINS INC
filed 2016-11-15
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on April 1, 2016 was approximately $12.07 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
130,256,671 shares of the registrant's Common Stock were outstanding on October 31, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 2, 2017 is incorporated by reference into Part III.

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

We entered into an agreement on October 23, 2016 to acquire B/E Aerospace for $8.3 billion in total consideration, which is expected to close in the spring of 2017 subject to various closing conditions. B/E Aerospace is a leading manufacturer of aircraft cabin interior products. We believe this transformative transaction will accelerate growth and strengthen our position as a leading supplier of cockpit and cabin solutions, as well as diversify and balance our portfolio across aircraft manufacturers, airlines and aftermarket. See Note 23 of the Notes to Consolidated Financial Statements in Item 8 below for additional discussion.

Our Company's heritage is rooted in the Collins Radio Company, established in 1933. Rockwell Collins, Inc., the parent company, is incorporated in Delaware. As used herein, the terms "we", "us", "our", "Rockwell Collins" or the "Company" include subsidiaries and predecessors unless the context indicates otherwise.

Whenever reference is made in any Item of this Annual Report on Form 10-K to information in our Proxy Statement for the Annual Meeting of Shareowners to be held on February 2, 2017 (2017 Proxy Statement), such information shall be deemed to be incorporated herein by such reference.

All date references contained herein relate to our fiscal year ending on the Friday closest to September 30 unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end date. Fiscal year 2016 and 2015 were 52-week fiscal years, while 2014 was a 53-week fiscal year.

Financial Information About Our Operating Segments

Financial information with respect to our operating segments, including product line disclosures, revenues, operating earnings and total assets, is contained under the caption Segment Financial Results in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below and in Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

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

Description of Business by Segment

We serve a worldwide customer base through our Commercial Systems, Government Systems and Information Management Services operating segments. These three segments are described in detail below.

Commercial Systems

Our Commercial Systems segment supplies aviation electronics systems, products and services to customers located throughout the world. The customer base is comprised of original equipment manufacturers (OEMs) of commercial air transport, business and regional aircraft, commercial airlines and business aircraft operators. Our systems and products are used in both OEM applications as well as in retrofit and upgrade applications designed to increase the efficiency and enhance the value of existing aircraft.

Our commercial aviation electronics systems, products and services include:

•
integrated avionics systems, such as Pro Line Fusion®, which provide advanced avionics capabilities to meet the challenges of operating in the next generation global airspace. Pro Line Fusion® capabilities include; touch control primary flight displays, advanced flight and performance management, flight guidance and information management

•
integrated cabin electronics solutions, including cabin management systems with touch-screen controls, wireless connectivity, high definition video and audio, and entertainment and information content such as Airshow moving maps

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

•	integrated flight controls including fly-by-wire, advanced flight guidance with auto-land capability, pilot controls, and primary and secondary electro-mechanical actuation

•	simulation and training systems, including full-flight simulators for crew training, visual system products, training systems and engineering services

•	maintenance, repair, parts, after-sales support services and aftermarket used equipment

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

Business and regional aviation electronics include integrated avionics, cabin management and flight control systems for application on regional and business aircraft platforms. We develop integrated avionics, cabin and flight control solutions for business and regional aircraft OEMs and support them with integration into other aircraft systems. Products offered for OEM applications in the business and regional aircraft category are marketed directly to the aircraft OEMs. Products offered for aftermarket applications are primarily marketed through distributors for business aviation and directly to regional airline operators.

Government Systems

Our Government Systems segment provides a broad range of electronic products, systems and services to customers including the U.S. Department of Defense, various ministries of defense, other government agencies and defense contractors around the world. Our defense electronic solutions are designed to meet a wide range of customer requirements, but tend to share certain characteristics including design for rugged environments and use in size, weight and power constrained applications. These applications also typically have stringent product integrity and certification requirements with a high degree of customer oversight. These products, systems and services support airborne, precision weapon, ground and maritime applications on new equipment as well as in retrofit and upgrade applications designed to extend the service life and enhance the capability of existing aircraft, vehicle and weapon platforms.

Our defense-related systems, products and services include:

•	communications systems and products designed to enable the transmission of information across the communications spectrum

•	navigation products and systems, including radio navigation products, global positioning system (GPS) equipment and multi-mode receivers

•
avionics systems for aircraft flight decks, including cockpit display products (multipurpose flat panel head-down displays, wide field of view head-up and helmet-mounted displays), flight controls, information/data processing and communications, navigation, safety and surveillance systems

•	precision targeting, electronic warfare and range and training systems

•	simulation and training systems, including visual system products, training systems and services

•	space wheels for satellite stabilization

•	maintenance, repair, parts, after-sales support services and aftermarket used equipment

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

Communication and navigation products include full spectrum communication solutions for voice and data connectivity for government and military use in the air, on the ground and at sea. These communication products support military user requirements for high availability, highly secure, jam resistant wireless communication. Products include radio communication, data links, electronic warfare and networked communication systems. The navigation products are primarily comprised of global positioning system based products used for precision navigation and targeting applications. These applications include airborne, vehicular, maritime, soldier navigation devices, precision targeting subsystems, precision-guided weapons products, range and training systems and a variety of embedded GPS applications.

Information Management Services

Our Information Management Services segment was formed with the December 2013 acquisition of ARINC Incorporated (ARINC) and provides communications services, systems integration and security solutions across the aviation, airport, rail and nuclear security markets to customers located around the world. The customer base includes commercial airlines, business aircraft operators, the U.S. Federal Aviation Administration (FAA), airport and critical infrastructure operators and major passenger and freight railroads.

Our information management services include:

•
voice and data communication services, such as air-to-ground GLOBALinkSM and ground-to-ground AviNet® services, which enable satellite, VHF and HF transmissions between the cockpit, air traffic control, airline operation centers, reservation systems and other third parties ensuring safety and efficiency for commercial airlines and other related entities in the aviation ecosystem

•
around the clock global flight support services for business aircraft operators, under the ARINCDirectSM brand, including flight planning and datalink, international trip support, cabin connectivity solutions and flight operations management software

•
airport communications and information systems designed to ease congestion and improve airport efficiency via airline agent and self-service check-in, airport operations, baggage management, boarding and access control solutions

•	train dispatching and information systems including solutions to support positive train control as mandated by the 2008 Railroad Safety Improvement Act

•
mission critical security command and control systems for nuclear power facilities with functions such as intrusion detection, access control, video and credential management and vehicle identification

•	global, high throughput cabin connectivity solutions enabling airlines to provide an enhanced experience for their passengers and improved operational efficiency for crews
Customers, Sales and Marketing

We serve a broad range of customers worldwide, including the U.S. Department of Defense, U.S. Coast Guard, civil agencies, airports, defense contractors, foreign ministries of defense, manufacturers of commercial helicopters, manufacturers of commercial air transport, business and regional aircraft, commercial airlines, fractional and other business jet operators, the FAA, critical infrastructure operators and major passenger and freight railroads. We market our systems, products and services directly to our customers through an internal marketing and sales force. In addition, we utilize a worldwide dealer network to distribute our products and international sales representatives to assist with international sales and marketing. In 2016, various branches of the U.S. Government, both directly and indirectly through subcontracts, accounted for 33 percent of our total sales.

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

Competition

We operate in a highly competitive environment. Principal competitive factors include total cost of ownership, product and system performance, network coverage, quality, service, warranty and indemnification terms, technology, design engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of U.S. and non-U.S. companies in each of our businesses. Many of these competitors are also our suppliers or customers on our programs. Some of our principal competitors include Honeywell International, Inc.; Thales S.A.; Panasonic; Raytheon Co.; Harris Corp.; BAE Systems Aerospace, Inc.; General Dynamics Corporation; L3 Communications, Inc.; The Boeing Company; Northrop Grumman Corp.; CAE Inc.; General Electric Co., Garmin International Inc.; SITA; Esterline Technologies Corp.; Elbit Systems Ltd., Satcom Direct, Inc. and FlightSafety International. Several of our competitors are significantly larger than we are in terms of resources and market share, and can offer a broader range of products. We believe that our systems, products and services are well positioned to compete in our served markets.

Industry consolidation has from time to time had a major impact on the competitive environment in which we operate. Our competitors periodically undertake mergers, alliances and realignments that contribute to a dynamic competitive landscape. We have contributed to this changing landscape in the past three years by completing a significant acquisition (ARINC), three smaller acquisitions and several strategic alliances to improve our competitive position and expand our market reach. In addition, on October 23, 2016 we entered into an agreement to acquire B/E Aerospace, which is expected to close in the spring of 2017 subject to various closing conditions. Additional information related to this acquisition is contained in Note 23 of the Notes to Consolidated Financial Statements in Item 8 below.

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

Our investment in inventory is a significant part of our working capital, and historically we have maintained sufficient inventory to meet our customers' requirements on a timely basis. This investment includes production stock, work-in-process, pre-production engineering costs, finished goods, spare parts and goods on consignment. Our accounts receivable also constitute a significant part of our working capital. Accounts receivable includes unbilled receivables which are primarily related to sales recorded under the percentage-of-completion method of accounting in accordance with applicable contract terms that have not been billed to customers. The critical accounting policies involving pre-production engineering costs, inventory valuation reserves and long-term contracts are discussed under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below. Additional information relating to accounts receivable and inventory is contained in Notes 2, 5 and 6 of the Notes to Consolidated Financial Statements in Item 8 below.

Backlog

The following table summarizes our backlog:

	September 30
(in billions)	2016	2015
Commercial Systems	$2.2	$2.1
Government Systems:
Funded orders	2.5	2.5
Unfunded orders	0.7	0.5
Information Management Services	0.3	0.3
Total backlog	$5.7	$5.4

Our backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. Although we believe that the orders included in backlog are firm, most of our backlog orders can be modified or terminated by the customer. Our backlog at September 30, 2016 includes approximately $2.9 billion of orders that are expected to be filled after 2017.

Joint Ventures

Joint ventures, strategic alliances, strategic investments and other cooperative arrangements are part of our business strategies to broaden the market for our products and develop new technologies.

We have a 50 percent ownership interest in each of the following:

•	ACCEL (Tianjin) Flight Simulation Co., Ltd, a joint venture with Haite Group, for the joint development and production of commercial flight simulators in China

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

We completed four acquisitions in the past three years to augment our growth plans. These acquisitions were:

•	in February 2016, we acquired the Matrix series projector product line from Christie Digital Systems, a global visual, audio and collaboration solutions company

•	in August 2015, we acquired International Communications Group, Inc. (ICG), which provides satellite-based global voice and data communication products and services for the aviation industry

•	in March 2015, we acquired Pacific Avionics Pty. Limited (Pacific Avionics), which provides technologies used for wireless information distribution

•	in December 2013, we acquired ARINC, which provides communication services, systems integration and security solutions across the aviation, airport, rail, transit and nuclear security markets

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

Additional information relating to our acquisitions, dispositions and joint ventures is contained in Notes 3, 4 and 8 of the Notes to Consolidated Financial Statements in Item 8 below.

In addition, on October 23, 2016 we entered into an agreement to acquire B/E Aerospace, which is expected to close in the spring of 2017 subject to various closing conditions. Additional information related to this acquisition is contained in Note 23 of the Notes to Consolidated Financial Statements in Item 8 below.

Research and Development

We have significant research, development, engineering and product design capabilities. At September 30, 2016, we employed approximately 6,300 engineers.

Our research and development (R&D) investment is as follows:

(in millions)	2016	2015	2014
Customer-funded (1)	$621	$578	504
Company-funded	224	272	268
Total research and development expense	845	850	772
Increase in pre-production engineering costs, net	128	136	162
Total research and development investment (2)	$973	$986	$934
(1) Customer-funded R&D includes activities relating to the development of new products and the improvement of existing products for which we are reimbursed by our customers. Customer-funded R&D also includes amortization of pre-production engineering costs as disclosed in Note 6 of the Notes to Consolidated Financial Statements in Item 8 below.
(2) Total research and development investment consists of company- and customer-funded research and development expenditures as well as the net increase in pre-production engineering costs capitalized within inventory. As disclosed in Note 6 of the Notes to Consolidated Financial Statements in Item 8 below, pre-production engineering costs capitalized within inventory were $1.140 billion and $1.012 billion at September 30, 2016 and 2015, respectively. A description of the critical accounting policies involving pre-production engineering is included under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

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

Employees

As of September 30, 2016, we had approximately 19,000 employees and approximately 80 percent of them were located in the U.S. Approximately 12 percent of our employees in the U.S. are covered by collective bargaining agreements. The collective bargaining agreements for most of our U.S. bargaining unit employees were renewed without disruption in 2013 and are set to expire in 2018. A collective bargaining agreement covering approximately 140 employees represented by the International Brotherhood of Teamsters expires in September 2017. In certain of our non-U.S. subsidiaries, many of our employees are represented by workers' councils or statutory labor unions. In general, we believe we have good employee relations.

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

Various anti-bribery and anti-corruption laws, as well as data privacy laws, are applicable to our business operations throughout the world.

Although we do not have any significant regulatory action pending against us, any such action could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Environmental Matters

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have had and will continue to have an impact on our manufacturing operations. To date, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. We believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business or financial condition. Additional information on environmental matters is contained in Note 18 of the Notes to Consolidated Financial Statements in Item 8 below.

Geographic Information

Our principal markets outside the U.S. are in France, Canada, China, the United Kingdom, Germany, Brazil, Japan, Italy, South Korea, Singapore, United Arab Emirates, Australia, Hong Kong, Ireland and Spain. In addition to normal business risks, operations outside the U.S. are subject to other risks, including political, economic and social environments, governmental laws and regulations and currency revaluations and fluctuations.

Selected financial information by major geographic area for each of the three years in the period ended September 30, 2016 is contained in Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

Item 1A.	Risk Factors.

Risks Related to Our Business/Industry:

Reduction in U.S. Government spending adversely impacts Government Systems sales and profitability.

In 2016, 33 percent of our sales were derived from U.S. Government contracts, both directly and indirectly through subcontracts. Defense funding by the U.S. Government is expected to continue to be under pressure due to the overall economic environment, budget deficits and competing budget priorities. Cost cutting, efficiency initiatives, reprioritization and other affordability analysis by the U.S. Government on defense spending could present some additional opportunities for us, but continued pressure on U.S. Government spending on defense could also adversely impact our Government Systems sales and profitability.

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

Furthermore, in years when the U.S. Government does not complete its annual budget and appropriations process prior to the beginning of its fiscal year (October 1), government operations are typically funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate in the new year, but generally does not authorize new spending initiatives. During periods covered by continuing resolutions (or until the regular appropriation bills are passed), we may experience delays by the government in procurement of new or existing products and services which can adversely impact our results of operations and cause variability in the timing of revenue between periods. The government began operations in fiscal years 2016 and 2017 under a continuing resolution.

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

•
the ability of the U.S. Government to terminate, without prior notice, partially completed government programs and contracts that were previously authorized (although we may recover certain costs if terminated for convenience)

•
changes in governmental procurement legislation and regulations and other policies which may reflect military and political developments, including recent U.S. Government initiatives to gain increased access to intellectual property and to limit reimbursement of internal research and development as well as bid and proposal costs

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

•
claims based on U.S. Government work and violation of associated compliance and other requirements, which may result in fines, the cancellation or suspension of payments or suspension or debarment proceedings affecting potential further business with the U.S. Government

We are subject to risks arising from changes in the competitive environment in which we operate.

We operate in a highly competitive environment. Many of our competitors are also our suppliers or customers on our programs and may be significantly larger than us. Among others, risks in the competitive environment include:

•	original equipment manufacturers' efforts to vertically integrate

•	customers seeking more rights in intellectual property developed in connection with their program, price concessions, extensive liability protections and other customer favorable contract terms

•	competitors offering lower prices and new solutions, developing new technologies or otherwise capturing more market share

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

•
retirement or storage of older generation aircraft, resulting in fewer retrofits and less demand for services for those aircraft, as well as the increased availability of used or recycled equipment on the market

•	limited availability of financing for airlines or aircraft

•	impact on the aviation industry due to the volatility of fuel prices

•	disruptions to commercial air travel demand

A global or regional recession may adversely affect us.

If a recession emerges that impacts where we do business, risks may include:

•	declines in revenues, profitability and cash flows from reduced orders, payment delays or other factors caused by the economic problems of our customers

•	adverse impacts on our access to short-term commercial paper borrowings or other credit sources

•	supply problems associated with any financial constraints faced by our suppliers

We derive a significant portion of our revenues from international sales and are subject to the risks of doing business outside the U.S.

In 2016, 41 percent of our total revenues were from sales of our products and services internationally, including foreign military sales. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:

•	laws, regulations and policies of non-U.S. governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad

•	regulatory requirements and potential changes, including imposition of tariffs or embargoes, export controls and other trade restrictions, anti-bribery, antitrust and data privacy requirements

•	changes in government spending on defense programs, including spending declines in European countries

•	uncertainties and restrictions concerning the availability of funding, credit or guarantees

•
requirements of certain customers which obligate us to specified levels of in-country purchases, manufacturing or investments, known as offsets, and penalties in the event we fail to perform in accordance with the offset requirements

•	impacts associated with foreign currency volatility

•	uncertainties as to local laws and enforcement of contract and intellectual property rights

•	rapid changes in government, economic and political policies, political or civil unrest or the threat of international boycotts or U.S. anti-boycott legislation

We have made, and expect to continue to make, strategic acquisitions and partnerships that involve risks and uncertainties.

We completed the following acquisitions in the past three fiscal years:

•	in February 2016, we acquired the Matrix series projector product line from Christie Digital Systems

•	in August 2015, we acquired ICG

•	in March 2015, we acquired Pacific Avionics

•	in December 2013, we acquired ARINC

We also completed several joint ventures and strategic alliances (partnerships) in the past few years.

We intend to make acquisitions and partnerships in the future in an effort to enhance shareowner value. Acquisitions and partnerships involve certain risks and uncertainties, such as:

•
difficulty in integrating newly-acquired businesses and commencing partnership operations in an efficient and cost-effective manner and the risk that we encounter significant unanticipated costs or other problems associated with integration or commencement

•	challenges in achieving strategic objectives, cost and revenue synergies and other expected benefits

•	risk that our markets do not evolve as anticipated and the targeted technologies do not prove to be those needed to be successful in those markets

•	risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties

•	loss of key employees of the acquired businesses or joint venture

•	risk of diverting the attention of senior management from our existing operations

•	risk of litigation associated with an acquisition

On October 23, 2016 we entered into an agreement to acquire B/E Aerospace, which is expected to close in the spring of 2017 subject to various closing conditions. Additional information related to this acquisition is contained in Note 23 of the Notes to Consolidated Financial Statements in Item 8 below.

We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

During 2016, approximately 93 percent of our total sales were, and a significant portion of our anticipated future sales will be, from fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial cost estimates are incorrect, we can incur losses on these contracts. These fixed-price contracts can expose us to potentially large losses because the customer may compel us to complete a project or, in the event of a termination for default, pay the entire incremental cost of its replacement by another provider regardless of the size of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors and cost overruns can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize earnings from our contracts. Lower earnings caused by cost overruns could have an adverse impact on our financial condition, results of operations and cash flows.

Costs of certain employee and retiree benefits may rise.

Although we have taken action seeking to contain volatility in the costs related to medical and pension benefits, there are risks that our costs for these benefits will increase as a result of:

•	continued increases in medical costs related to current employees due to increased usage of medical benefits, medical inflation and the impact of U.S. Government health care legislation

•	continued increases in the average life span of retirees

•	material changes in legislation or market dynamics impacting medical or pension matters

•	the effect declines in the stock and bond markets have on our pension plan assets

•	reductions in the discount rate used to determine the present value of our retirement benefit obligations

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

We do not always have alternate sources of supply readily available for certain goods or services, such as liquid crystal displays. The loss of a significant supplier or subcontractor or their inability to meet performance, quality or delivery requirements due to natural disaster, financial stress, capacity constraints, military conflicts or other causes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We face cyber threats, threats to the physical security of our facilities, as well as the potential for business disruptions associated information technology (IT) failures. Possible areas of significant exposure to cyber threats or other disruptions include our enterprise information technology resources, our information management network that provides communication services to customers and our flight deck communication products and solutions. Any of these threats or disruptions may result in a material adverse effect on our business, financial condition, results of operations and cash flows. Risks may include:

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

Risks Related to Our B/E Aerospace Transaction:
The proposed acquisition of B/E Aerospace is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the proposed transaction could have material adverse effects on us.
The completion of the proposed acquisition of B/E Aerospace is subject to a number of conditions, including, among others, the approval by our shareowners of the issuance of the shares of our common stock in the proposed transaction, the approval by B/E Aerospace stockholders and the receipt of certain regulatory approvals, which make the completion and timing of the completion of the proposed transaction uncertain. Also, either we or B/E Aerospace may generally terminate the transaction if it has not been consummated by October 21, 2017.
If the proposed transaction is not completed, our businesses may be materially adversely affected and, without realizing any of the benefits of having completed the proposed transaction, we will be subject to a number of risks, including the following:

•	the market price of our common stock could decline

•	we could owe substantial termination fees to B/E Aerospace under certain circumstances

•
if the transaction is abandoned, our shareowners cannot be certain that we could find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms of the proposed B/E Aerospace acquisition

•	time and resources committed by our management to matters relating to the proposed transaction could otherwise have been devoted to pursuing other beneficial opportunities

•	we may experience negative reactions from the financial markets or from our customers, suppliers or employees
In addition, if the proposed transaction is not completed, we could be subject to litigation related to any failure to complete the proposed transaction.

The materialization of any of these risks could adversely impact our ongoing businesses.
Similarly, delays in the completion of the proposed transaction could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the proposed transaction.
Our agreement to acquire B/E Aerospace contains provisions that limit our ability to pursue alternatives to the proposed acquisition, could discourage a potential acquiror of us from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay substantial termination fees to B/E Aerospace.
Our agreement to acquire B/E Aerospace contains certain provisions that restrict our ability to initiate, seek, solicit, knowingly encourage, knowingly induce or engage in negotiations or discussions with respect to, or approve or recommend, any third-party proposal for certain alternative transactions. Further, even if our board of directors withdraws or qualifies its recommendation with respect to the issuance of the shares of our common stock in connection with the proposed transaction, unless the agreement has been terminated in accordance with its terms, we will still be required to submit our acquisition-related proposals to a vote at a special meeting of our shareowners.
In some circumstances, upon termination of the agreement, we could be required to pay a termination fee of $300 million to B/E Aerospace. In addition, if the agreement is terminated due to a failure to obtain our shareowner approval, we may still have to reimburse B/E Aerospace up to $56 million for their fees and expenses incurred in connection with the proposed transaction.
These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction. In particular, a termination fee, if applicable, may be substantial, and could result in a potential third-party acquiror or merger partner proposing to pay a lower price to our shareowners than it might otherwise have proposed to pay absent such a fee.
The proposed acquisition of B/E Aerospace is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that could prevent or delay the completion of the proposed acquisition.
Before the proposed acquisition of B/E Aerospace may be completed, any waiting period under applicable U.S. antitrust laws must have expired or been terminated and any authorizations or consents under certain other competition laws of foreign jurisdictions required with respect to the proposed transaction must have been obtained. Regulators may impose conditions, terms, obligations or restrictions in connection with their authorization of or consent to the proposed transaction, and such conditions, terms, obligations or restrictions may delay completion of the proposed transaction or impose additional material costs on or materially limit the revenues of the combined company following the completion of the transaction. There can be no assurance that regulators will choose not to impose such conditions, terms, obligations or restrictions, and, if imposed, such conditions, terms, obligations or restrictions may delay or lead to the abandonment of the proposed transaction.
We are subject to business uncertainties while the proposed acquisition of B/E Aerospace is pending, which could adversely affect our business and operations.
In connection with the pendency of the proposed acquisition of B/E Aerospace, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the proposed transaction, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the proposed transaction is completed.
Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the proposed transaction.
Uncertainties associated with the proposed acquisition of B/E Aerospace may cause a loss of management personnel and other key employees which could adversely affect our business and operations.
We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plan. Prior to completion of the proposed acquisition of B/E Aerospace, our current and prospective employees may experience uncertainty about their roles within the combined company following the completion of the proposed transaction, which may have an adverse effect on our ability to attract or retain key management and other key personnel.

If the proposed acquisition of B/E Aerospace is not completed, we will have incurred substantial costs that may adversely affect our financial results.
We have incurred and will continue to incur substantial costs in connection with the proposed acquisition of B/E Aerospace. These costs are primarily associated with financing for the proposed transaction and the fees of financial advisors, consultants, accountants and attorneys.
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

As of September 30, 2016, we operated various manufacturing and engineering facilities, sales offices, warehouses and service locations throughout the U.S. and around the world. These facilities have aggregate floor space of approximately 6.8 million square feet. Of this floor space, 55 percent is owned and 45 percent is leased. There are no major encumbrances on any of our plants or equipment. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2016 is as follows:

Location (in thousands of square feet)	Owned Facilities	Leased Facilities	Total
Commercial and Government Systems
U.S.	3,350	1,866	5,216
Europe / Africa / Middle East	330	233	563
Asia-Pacific	—	248	248
Americas, excluding U.S.	—	148	148
Total	3,680	2,495	6,175

Information Management Services
U.S.	39	549	588
Europe / Africa / Middle East	—	31	31
Asia-Pacific	—	25	25
Americas, excluding U.S.	—	1	1
Total	39	606	645
Combined Total	3,719	3,101	6,820

Type of Facility (in thousands of square feet)	Owned Facilities	Leased Facilities	Total
Commercial and Government Systems
Manufacturing and service	1,274	986	2,260
Sales, engineering and general office space	2,406	1,509	3,915

Information Management Services
Manufacturing and service	39	—	39
Sales, engineering and general office space	—	606	606
Combined Total	3,719	3,101	6,820

We have facilities with a total of at least 100,000 square feet (in rounded thousands) in the following cities: Cedar Rapids, Iowa (2,990,000 square feet), Melbourne, Florida (390,000 square feet), Annapolis, Maryland (360,000 square feet), Richardson, Texas (280,000 square feet), Heidelberg, Germany (240,000 square feet), Irvine, California (210,000 square feet), Coralville, Iowa (200,000 square feet), Sterling, Virginia (180,000 square feet), Wilsonville, Oregon (170,000 square feet), Toulouse, France (160,000 square feet), Salt Lake City, Utah (120,000 square feet), Hyderabad, India (110,000 square feet) and Mexicali, Mexico (110,000 square feet). Most of our facilities for our Commercial Systems and Government Systems businesses are shared and have therefore been presented together in the tables above. We have excluded from the tables above hundreds of leased locations wherein our Information Management Services business has radio frequency equipment in various locations throughout the world.

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

The name, age, office and position held with us, and principal occupations and employment during the past five years of each of our executive officers as of November 15, 2016 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age
Robert K. Ortberg—Chairman of the Board of Directors since November 2015; Chief Executive Officer and a Director since August 2013; President since September 2012; Executive Vice President and Chief Operating Officer, Government Systems prior thereto	56
Patrick E. Allen—Senior Vice President and Chief Financial Officer since January 2005	52
Tatum J. Buse—Vice President, Finance and Corporate Controller since September 2013; Vice President Cost Optimization from September 2012 to September 2013; Vice President and Controller of International and Service Solutions prior thereto	42
Philip J. Jasper—Executive Vice President and Chief Operating Officer, Government Systems since September 2012; Vice President, Business Development, Government Systems prior thereto	48
Bruce M. King—Senior Vice President, Operations since May 2011	55
Jeffrey D. MacLauchlan—Senior Vice President, Corporate Development since September 2014; Vice President, Corporate Development of Lockheed Martin Corporation prior thereto	57
Colin R. Mahoney—Senior Vice President, International and Service Solutions since February 2013; Vice President of Commercial Systems Sales, Marketing and Customer Support prior thereto	51
Nan Mattai—Senior Vice President, Engineering and Information Technology since August 2015; Senior Vice President, Engineering and Technology prior thereto	64
David J. Nieuwsma—Senior Vice President, Information Management Services since April 2016; Vice President, Strategy and Business Development from December 2012 to April 2016; Vice President and General Manager of Airborne Solutions prior thereto	52
Robert J. Perna—Senior Vice President, General Counsel and Secretary since February 2014; Senior Vice President, General Counsel from January 2014 to February 2014; Vice President, General Counsel and Secretary for AM Castle & Co. prior thereto	52
Jeffrey A. Standerski—Senior Vice President, Human Resources since April 2016; Senior Vice President, Information Management Services from December 2013 to April 2016; Vice President and General Manager, Business and Regional Systems from July 2013 to December 2013; Vice President and General Manager, Air Transport Systems prior thereto	50
Kent L. Statler—Executive Vice President and Chief Operating Officer, Commercial Systems since February 2010	51
Douglas E. Stenske—Vice President, Treasurer and Risk Management since September 2013; Vice President, Treasurer and Financial Planning prior thereto	50
Robert A. Sturgell—Senior Vice President, Washington Operations since April 2009	57

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

Market Information

Our common stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol COL. On October 31, 2016, there were 16,340 shareowners of record of our common stock.

The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange—Composite Transactions reporting system during each quarter of our years ended September 30, 2016 and 2015:

	2016		2015
Fiscal Quarters	High	Low	High	Low
First	$95.11	$82.26	$86.60	$72.35
Second	93.20	76.03	97.49	83.00
Third	94.98	81.04	99.37	92.22
Fourth	87.11	80.92	93.89	78.15

Dividends

The following table sets forth the cash dividends per share paid by us during each quarter of our years ended September 30, 2016 and 2015:

Fiscal Quarters	2016	2015
First	$0.33	$0.30
Second	0.33	0.30
Third	0.33	0.33
Fourth	0.33	0.33

Based on our current dividend policy, we have been paying quarterly cash dividends which, on an annual basis, equal $1.32 per share. The declaration and payment of dividends, however, will be at the sole discretion of our Board of Directors and there can be no assurance that we will continue to pay dividends at our current levels.

Repurchases

Our Board of Directors has authorized certain repurchases of our common stock. During 2016, we repurchased approximately 2.9 million shares of our common stock at a total cost of $255 million, at a weighted average cost of $87.30 per share. During 2015, we repurchased approximately 3.8 million shares of our common stock at a total cost of $325 million, at a weighted average cost of $85.32 per share.

The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2016 through July 31, 2016	—	$—	—	$125 million
August 1, 2016 through August 31, 2016	—	—	—	125 million
September 1, 2016 through September 30, 2016	—	—	—	125 million
Total/Average	—	—	—
(1) On September 19, 2014 we announced that our Board authorized the repurchase of an additional $500 million of our common stock, the balance of which is reflected in the table above. This authorization has no stated expiration.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 below. The Statement of Operations, Statement of Financial Position and other data has been derived from our audited financial statements. The Company operates on a 52/53 week fiscal year ending on the Friday closest to September 30. Fiscal year 2016, 2015, 2013 and 2012 were 52-week fiscal years while fiscal year 2014 was a 53-week fiscal year. Certain prior data has been reclassified to conform to the current year presentation and to reflect the adoption of new guidance requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet (see Note 2).

	Years Ended September 30
(dollars in millions, except per share amounts)	2016(a)	2015(b)	2014(c)	2013(d)	2012(e)
Statement of Operations Data:
Sales	$5,259	$5,244	$4,979	$4,474	$4,531
Cost of sales	3,642	3,630	3,469	3,103	3,168
Selling, general and administrative expenses	638	606	594	495	530
Income from continuing operations	727	694	618	630	589
Income (loss) from discontinued operations, net of taxes	1	(8)	(14)	2	20
Net income	728	686	604	632	609
Net income as a percent of sales	13.8%	13.1%	12.1%	14.1%	13.4%
Diluted earnings per share from continuing operations	5.50	5.19	4.52	4.56	4.01
Statement of Financial Position Data:
Working capital(f)	$1,144	$1,164	$1,054	$1,096	$1,292
Property	1,035	964	919	773	773
Goodwill and intangible assets	2,586	2,607	2,551	1,067	1,071
Total assets	7,707	7,304	7,005	5,397	5,310
Short-term debt	740	448	504	436	—
Long-term debt, net	1,382	1,680	1,663	563	779
Shareowners' equity	2,078	1,875	1,884	1,618	1,259
Other Data:
Capital expenditures	$193	$210	$163	$120	$138
Depreciation and amortization	253	252	225	177	170
Dividends per share	1.32	1.26	1.20	1.20	1.08
Stock Price:
High	$95.11	$99.37	$84.06	$75.25	$61.46
Low	76.03	72.35	65.76	52.24	46.37

(a)
Income from continuing operations includes a $24 million income tax benefit from the retroactive reinstatement of the previously expired Federal Research and Development Tax Credit and a $41 million income tax benefit due to the release of a valuation allowance for a U.S. capital loss carryforward. In addition, income from continuing operations includes $31 million of restructuring and asset impairment charges ($45 million before income taxes) primarily related to employee severance costs. Approximately $33 million of the pre-tax expense was recorded within cost of sales and $12 million was included within selling, general and administrative expenses.

(b)
Income from continuing operations includes a $22 million income tax benefit from the retroactive reinstatement of the previously expired Federal Research and Development Tax Credit and a $16 million income tax benefit related to the remeasurement of certain prior year tax positions.

(c)
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

(d)
Net income includes a $19 million income tax benefit related to the retroactive reinstatement of the previously expired Federal Research and Development Tax Credit. Short-term debt includes commercial paper borrowings incurred to fund a portion of our share repurchase program and also includes $200 million related to debt that matured in December 2013.

(e)
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

We operate on a 52/53 week fiscal year ending on the Friday closest to September 30. For ease of presentation, September 30 is utilized consistently throughout Management's Discussion and Analysis of Financial Condition and Results of Operations to represent the fiscal year end date. Fiscal year 2016 and 2015 were 52-week fiscal years while 2014 was a 53-week fiscal year. All date references contained herein relate to our fiscal year unless otherwise stated.

As discussed in Note 23 of the Notes to Consolidated Financial Statements in Item 8 below, on October 23, 2016, subsequent to our 2016 fiscal year end, the Company reached a definitive agreement to acquire B/E Aerospace for approximately $6.4 billion in cash and stock, plus the assumption of $1.9 billion in net debt. Except as otherwise explicitly noted, the anticipated acquisition is excluded from the following discussion and analysis of financial condition and results of operations.

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

On December 23, 2013, we completed our acquisition of ARINC for $1.405 billion. The acquisition of ARINC was funded through a combination of new long-term debt issuances and commercial paper borrowings. In connection with this acquisition, the Information Management Services operating segment was formed. This segment combines ARINC with the Company's legacy flight services business, which had previously been included in the Commercial Systems segment.

Total revenues were about flat in 2016 compared to 2015, as 6 percent higher revenues in Information Management Services and 1 percent growth in Government Systems were mostly offset by a 2 percent revenue reduction within Commercial Systems. Total segment operating margins(1) improved 10 basis points to 21.2 percent. Income from continuing operations improved 5 percent to $727 million due primarily to lower income tax expense and higher pre-tax earnings, partially offset by a $45 million restructuring charge recorded in the first quarter of 2016. The restructuring charge was initiated as a result of certain challenging market conditions, particularly in business aviation.

(1) Total segment operating margins is a non-GAAP measure and is reconciled to the related GAAP measure, Income from continuing operations before income taxes, in Note 21 of the Notes to Consolidated Financial Statements. Total segment operating margins is calculated as total segment operating earnings divided by total sales. The non-GAAP total segment operating margin information included in this disclosure is believed to be useful to investors in comparing our operating performance from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance.

Our effective tax rate was favorably impacted by the below items in 2016:

•
On December 18, 2015, the Protecting Americans from Tax Hikes Act was enacted, which permanently reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) retroactive to January 1, 2015. This tax credit had previously expired on December 31, 2014.

•	We released a $41 million valuation allowance for a U.S. capital loss carryforward as a result of the creation of a tax planning strategy.

We generated operating cash flows of $723 million during 2016, representing a 3 percent decline from 2015. We generated free cash flow(1) of $530 million in 2016, representing a 2 percent decline from 2015. We continued to deploy cash for the benefit of our shareowners by paying aggregate dividends of $172 million and repurchasing 2.9 million shares of common stock for $255 million.

Fiscal year 2016 results are as follows:

FY16 Results
Total sales	$5.26 billion
Diluted earnings per share from continuing operations	$5.50
Operating cash flow from continuing operations	$723 million
Capital expenditures	$193 million
Total research and development investment(2)	$973 million
Performance in 2016 was negatively impacted by business jet production rate declines and muted air transport aftermarket conditions as a result of used aircraft parts recycling. We anticipated challenging market conditions at the beginning of 2016 and initiated a restructuring plan aimed at adjusting our cost structure to these market dynamics. This restructuring plan was effective in maintaining our operating margin performance as we endured these challenging market conditions.

As we plan for 2017, many air transport and regional jet aircraft production rates continue to increase and we expect to see the Boeing 737MAX enter into service. We see improved sentiment around defense spending and Government Systems is well positioned to accelerate its growth during the year. The connectivity offerings in our IMS business are driving innovation to facilitate aviation’s new information age. Most important, 2017 is the year we expect to accelerate our free cash flow performance as development costs wind-down and new aircraft production rates increase. Our management team is focused on delivering this improvement in free cash flow and our annual and long-term incentive plans were adjusted in 2016 to include free cash flow as a key metric used in computing the payout percentages for both plans. Despite depressed business jet OEM production rates and a challenging air transport aftermarket, we believe the fundamentals of the marketplace and longer-term trends continue to position Rockwell Collins for growth.

(1) Free cash flow is a non-GAAP measure and is reconciled to the related GAAP measure, Cash Provided by Operating Activities from Continuing Operations below. The non-GAAP free cash flow information included in this disclosure is believed to be useful to investors' understanding of cash generated from operations that is available for investment opportunities, such as acquisitions, dividend payments, debt repayment and share repurchases.

	Year Ended September 30
(dollars in millions)	2016	2015	2014
Cash Provided by Operating Activities from Continuing Operations	$723	$749	$660
Less: Property Additions	(193)	(210)	(163)
Free Cash Flow	$530	$539	$497

(2) Total research and development (R&D) investment is comprised of company and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory.

Our long-term strategies are focused on the following:

•	accelerate sales growth

•	expand operating margins and improve cash flow conversion

•	deploy capital with priorities on growth and shareowner return

Accelerate sales growth

Accelerating our business growth is a fundamental objective of our management team. For the past decade we have been in a period of significant investment in research and development for our company to support market share gains throughout our businesses. Our record of success in migrating technologies across the enterprise is a core strength and enables us to realize the benefits of investment even if market conditions change. We are now beginning to realize the benefits of completing investments in these programs as new platforms enter service. Our focus on developing solutions aimed at making Rockwell Collins the supplier of choice is evidenced by our significant investment in research and development. Over the past 5 years, we invested approximately $4.8 billion in research and development, which has allowed us to develop new systems, products and software solutions for our customers and capture strategically important positions on a variety of air transport, business aviation and military aircraft.

Highlights of our strategy to accelerate top-line sales growth are as follows:

Strong positions will fuel growth
Within Commercial Systems, we were recognized as a top supplier in 2016 by many of our largest customers and achieved numerous milestones on aircraft development programs throughout the year. During 2016, a number of ProLine Fusion equipped aircraft entered into service including the Textron King Air, the Legacy 450 at Embraer, and the Challenger 650 and CSeries at Bombardier. We also supported the certification of the COMAC ARJ-21 and the first flights of the Mitsubishi regional jet and the Boeing 737MAX. In 2016 we supported rate increases on the Boeing 787, Airbus A350 and narrow body aircraft. Looking forward, the Boeing 737MAX is scheduled to enter service in 2017 and is expected to ultimately be the largest Commercial Systems aircraft program at our company with content that is 50 percent greater than the 737NG. We recently announced we will provide touchscreen flight displays on the 777X, which is an industry first on an air transport aircraft. We believe these accomplishments have positioned us to continue to grow our market share.

Within Government Systems, we built our backlog by $170 million during 2016. Sentiment around defense spending has improved not only in the United States, but also throughout the world. During 2016 we were announced as a key supplier to Northrup Grumman on the Long Range Strike Bomber, which has been named the B-21 Raider. We were also down selected to one of three companies on the HMS Manpack program, which has the potential to be a large Government Systems program. At Embraer our development performance on the avionics for the KC-390 helped in securing the cargo handling and aerial delivery control systems. We also supported the Boeing KC-46A’s first aerial refueling with the Rockwell Collins Remote Vision System. In the second quarter of 2016, we completed the acquisition of the Matrix series projector line, which will increase our simulation and training product suite. We also signed a landmark agreement with the Defense Contract Management Agency that establishes an improved process for procurement of commercial items for military application.

We are capitalizing on aviation’s information age
In today’s information-enabled world, the industry continues to trend away from hardware-based solutions to more software-based applications and the needs for connectivity are increasing for airlines, airports and passengers. Through organic innovations and acquisitions, our Information Management Services portfolio positions us as a leader in aviation information management, delivering efficiency and safety to our customers and their passengers.

As traffic on our air-to-ground networks increases, we’re taking steps to enhance their capacity and usefulness. This year we increased our investment to build out our network capacity and global footprint, strengthening our position in Europe, the Middle East and Africa. We are also developing new applications that will improve the operations of our customers. For example, we rolled out our ARINC MultiLinkSM flight tracking service, offering a comprehensive and cost-effective global flight tracking solution for the world’s airlines. We are also looking for ways to make better use of our high fidelity networks. This year we launched ARINC RailwayNet, a hosted network and messaging platform for passenger and freight railroads. The new solution is designed to increase safety and reliability in the railroad industry and to help railroads meet the Positive Train Control (PTC) requirements mandated by the Rail Safety Improvement Act of 2008.

We expect that connectivity capabilities will evolve and we plan to be a leader within the next generation aviation information management ecosystem. Connectivity solutions for business aviation and air transport aircraft are growing. For example, Inmarsat’s new high-speed Ka-band network will dramatically change the customer experience and offer broadband type connectivity speeds in the cabin of the aircraft. We are a value added reseller of this service and have already secured customers in both air transport aircraft and business jets.
We are growing globally
Market opportunities outside the United States continue to evolve, driven in part by expanding populations and emerging economies. Security needs are on the rise in places around the globe, as countries seek to establish indigenous capabilities to protect their borders, infrastructure and resources. At the same time, global commercial air travel is expected to increase as we see a growing middle class in developing countries, generating higher traffic and increased demand for new aircraft. We believe we are positioned to grow by capturing new programs at emerging international OEMs, strategically positioning service centers around the globe, and by launching joint ventures.

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

We believe our Company has a proven ability to both react quickly to changing business conditions and to execute its business plans. For example, as we plan for challenging conditions in business aviation in fiscal 2017, we have taken actions to manage our cost structure, while focusing on our customers, continuing our commitment to operational excellence and maintaining our balanced business model. We will also distinguish ourselves through strong customer relationships, high returns on invested capital and continued investment in market differentiating technologies and programs. As we grow our company and complete major program investments, our goal is to generate long-term double-digit cash flow growth.

Deploy capital with priorities on growth and shareowner return

We plan to allocate capital across our company in a way that prioritizes growth through investments in R&D and capital expenditures. On October 23, 2016, the Company reached a definitive agreement to acquire B/E Aerospace for approximately $6.4 billion in cash and stock, plus the assumption of $1.9 billion in net debt. The transaction combines our capabilities in flight deck avionics, cabin electronics, mission communications, simulation and training, and information management systems with B/E Aerospace's range of cabin interior products, which include seating, food and beverage preparation and storage equipment, lighting and oxygen systems, and modular galley and lavatory systems for commercial airliners and business jets. The acquisition significantly increases our scale and diversifies our product portfolio, customer mix and geographic presence. We will provide updated financial guidance to reflect the acquisition for fiscal year 2017 closer to the expected transaction close date. Additional information related to this acquisition is contained in Note 23 of the Notes to Consolidated Financial Statements in Item 8 below. As a result of the pending acquisition, paying down debt will become a capital deployment priority. We also expect to continue to target a 25 percent dividend to net income payout ratio.

See the following sections for further discussion of our results of operations and anticipated 2017 results of operations. For additional disclosure on segment operating earnings see Note 21 of the Notes to Consolidated Financial Statements in Item 8 below. Please also see our Risk Factors and Cautionary Statement in Item 1A of this Form 10-K.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for 2014 through 2016 and should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 below.

Consolidated Financial Results

Sales

(in millions)	2016	2015	2014
U.S.(1) (2)	$3,292	$3,174	$2,993
Non-U.S.(1)	1,967	2,070	1,986
Total	$5,259	$5,244	$4,979
Percent increase	—%	5%
(1) Sales are attributed to geographic region based on the location of our customers.
(2)For the years ended September 30, 2016, 2015 and 2014, U.S. sales include revenue from foreign military sales of $171 million, $171 million and $176 million, respectively.

Sales for 2016 compared to 2015

Total sales increased $15 million primarily due to a $35 million increase in Information Management Services sales and a $19 million increase in Government Systems, partially offset by a $39 million reduction in Commercial Systems. Refer to the Commercial Systems, Government Systems and Information Management Services sections of the Segment Financial Results below for a detailed discussion of sales by segment in 2016 and 2015.

U.S. sales increased $118 million, or 4 percent, with Government Systems contributing $76 million of the increase driven primarily by higher sales to the U.S. Government. Commercial Systems sales contributed $44 million of the increase driven by higher Boeing 787 production rates, higher flight deck retrofit and mandate activity, as well as inorganic sales growth from the acquisition of International Communications Group (ICG).

Non-U.S. sales decreased $103 million, or 5 percent, with Commercial Systems sales decreasing $83 million driven primarily by lower business aircraft OEM production rates. Additionally, non-U.S. sales for Government Systems decreased $57 million due to lower international deliveries of targeting systems and the wind-down of an international electronic warfare program. Information Management Services increased $37 million primarily due to higher international aviation-related sales.

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

U.S. sales increased $181 million, or 6 percent. Information Management Services sales contributed $109 million of the increase, primarily due to the acquisition of ARINC, with the remaining increase primarily attributable to higher U.S. OEM production rates and higher customer funding for U.S. development programs within Commercial Systems.

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

Cost of Sales

(in millions)	2016	2015	2014
Total cost of sales	$3,642	$3,630	$3,469
Percent of total sales	69.3%	69.2%	69.7%

Cost of sales consists of all costs incurred to design and manufacture our products and provide our services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization, service and support and other related expenses.

Cost of sales for 2016 compared to 2015

Total cost of sales increased $12 million primarily due to the following:

•	a $45 million increase from higher sales volume, which was negatively impacted by less favorable program sales mix

•	$33 million of asset and restructuring charges recorded in 2016

•	partially offset by a $48 million reduction in company-funded R&D expense, as detailed in the Research and Development Expense section below

•	in addition, pension costs decreased $16 million

Cost of sales for 2015 compared to 2014

Total cost of sales increased $161 million, or 5 percent, primarily due to the following:

•	$91 million from inorganic sales growth attributable to ARINC

•	$18 million from higher employee incentive compensation costs

•
the remaining net increase of $52 million was driven primarily by higher organic sales volume within Commercial Systems and Information Management Services, partially offset by a corporate-level charge for employee severance recorded in 2014

Research and Development Expense

R&D expense is included as a component of cost of sales and is summarized as follows:

(in millions)	2016	2015	2014
Customer-funded:
Commercial Systems	$231	$187	$143
Government Systems	381	382	353
Information Management Services	9	9	8
Total customer-funded	621	578	504
Company-funded:
Commercial Systems	143	182	193
Government Systems	79	88	74
Information Management Services (1)	2	2	1
Total company-funded	224	272	268
Total research and development expense	$845	$850	$772
Percent of total sales	16.1%	16.2%	15.5%
(1) R&D expenses for the Information Management Services segment do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property on the Consolidated Statement of Financial Position.
We make significant investments in research and development to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $49 million, $47 million and $36 million for 2016, 2015 and 2014, respectively. Refer to the Research and Development section found in Item 1 and the Critical Accounting Policies section found in Item 7 below for further discussion of our incremental investments in pre-production engineering effort.

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

Total R&D expense decreased $5 million from 2015 to 2016. The customer-funded portion of R&D increased $43 million from 2015 to 2016, primarily due to development expenditures in Commercial Systems for international regional jet programs. Company-funded R&D expenditures decreased $48 million from 2015 to 2016 primarily due to lower business jet development costs in Commercial Systems as well as lower development costs for software-defined radio programs in Government Systems.

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

In addition to the R&D expenses above, development expenditures incurred on the Boeing 737 MAX platform, the Bombardier CSeries and Global 7000/8000 programs and certain military transport programs in 2016 resulted in a net $128 million increase to our investments in pre-production engineering programs capitalized within inventory. The net increase of $128 million for 2016 was $8 million less than the $136 million net increase in pre-production engineering costs capitalized within inventory during 2015, primarily due to lower costs incurred for the Bombardier CSeries program, partially offset by higher costs incurred for certain military transport programs in Government Systems and the Bombardier Global 7000/8000 program.

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

Selling, General and Administrative Expenses

(in millions)	2016	2015	2014
Selling, general and administrative expenses	$638	$606	$594
Percent of total sales	12.1%	11.6%	11.9%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses increased $32 million, or 5 percent, in 2016 compared to 2015, primarily due to the following:

•	$12 million of restructuring and asset impairment charges recorded in 2016

•	higher costs from further expansion in international emerging markets

•	incremental costs associated with the acquisitions of ICG and Pacific Avionics

Total SG&A expenses increased $12 million, or 2 percent, in 2015 compared to 2014, primarily due to the following:

•	$19 million of inorganic SG&A cost growth from the acquired ARINC business

•	higher international business development and bid and proposal costs

•
partially offset by the absence of $13 million of transaction costs for legal, accounting and advisory fees resulting from the ARINC acquisition, as well as the absence of a pension settlement charge in 2014

Interest Expense

(in millions)	2016	2015	2014
Interest expense	$64	$61	$59
Interest expense increased by $3 million in 2016 compared to 2015, primarily due to higher interest rates on commercial paper borrowings in 2016.

Interest expense increased by $2 million in 2015 compared to 2014, primarily due to incremental interest for a full year of outstanding long-term debt issued to fund the ARINC acquisition.

See Note 9 of the Notes to Consolidated Financial Statements in Item 8 below for more detail regarding outstanding debt.

Other Income, Net

(in millions)	2016	2015	2014
Other income, net	$20	$15	$25
Other income, net increased by $5 million in 2016 compared to 2015, primarily due to lower pension costs in 2016.

Other income, net decreased by $10 million in 2015 compared to 2014, primarily due to a $10 million pre-tax gain that occurred in 2014 when we divested the KOSI business. For additional information regarding the sale of the KOSI business, refer to Note 4 of the Notes to Consolidated Financial Statements in Item 8 below.

Income Tax Expense from Continuing Operations

(in millions)	2016	2015	2014
Income tax expense	$208	$268	$264
Effective income tax rate	22.2%	27.9%	29.9%

The difference between our effective income tax rate in 2016 and the statutory tax rate is primarily due to the benefit derived from the Federal Research and Development Tax Credit (Federal R&D Tax Credit), which provides a tax benefit on certain incremental R&D expenditures, the release of a valuation allowance related to a U.S. capital loss carryforward and the Domestic Manufacturing Deduction under Section 199 (DMD), which provides a tax benefit on U.S. - based manufacturing.

The effective income tax rate in 2016 decreased from 2015 primarily due to the permanent extension of the Federal R&D Tax Credit and the release of a $41 million valuation allowance related to a U.S. capital loss carryforward. The valuation allowance release resulted from the creation of a tax planning strategy in the third quarter of 2016. These tax benefits were partially offset by favorable adjustments in the prior year related to the remeasurement of certain tax positions.

The effective income tax rate in 2015 decreased from 2014 primarily due to the retroactive extension of the Federal R&D Tax Credit, which had previously expired on December 31, 2013, and favorable remeasurement of certain prior year tax positions. These favorable adjustments were partially offset by the absence of the recognition of a tax benefit related to the Extraterritorial Income Exclusion claimed in prior years.

Net Income and Diluted Earnings Per Share

(in millions, except per share amounts)	2016	2015	2014
Income from continuing operations	$727	$694	$618
Percent of sales	13.8%	13.2%	12.4%

Income (loss) from discontinued operations, net of taxes	1	(8)	(14)
Net income	$728	$686	$604

Diluted earnings per share from continuing operations	$5.50	$5.19	$4.52
Diluted earnings (loss) per share from discontinued operations	0.01	(0.06)	(0.10)
Diluted earnings per share	$5.51	$5.13	$4.42

Weighted average diluted common shares	132.1	133.7	136.7

Income from continuing operations, net of taxes, for 2016 was $727 million, up 5 percent, or $33 million, from the $694 million in income from continuing operations, net of taxes, reported for 2015. Diluted earnings per share from continuing operations increased 6 percent to $5.50 during this same time period. The rate of increase in diluted earnings per share from continuing operations was more than the rate of increase in income from continuing operations, net of taxes, because of the favorable impacts from our share repurchase program.

Income from continuing operations, net of taxes, and diluted earnings per share from continuing operations in 2016 increased primarily due to:

•
a $60 million decrease in income tax expense primarily due to the release of a valuation allowance for a U.S. capital loss carryforward, the retroactive reinstatement of the Federal R&D Tax Credit and lower pre-tax income from continuing operations

•
a total segment operating earnings increase of $9 million as operating earnings increased $20 million in Government Systems and $12 million in Information Management Services, partially offset by a $23 million decrease in Commercial Systems

•	partially offset by $45 million of pre-tax restructuring and asset impairment charges recorded in 2016

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

Income from continuing operations, net of taxes, and diluted earnings per share from continuing operations in 2015 increased primarily due to:

•	a $45 million segment operating earnings increase in Commercial Systems and a $33 million segment operating earnings increase in Information Management Services

•	the absence of $16 million of transaction costs incurred in connection with the ARINC acquisition

•	partially offset by lower operating earnings of $8 million in Government Systems and the absence of a $10 million gain realized on the divestiture of KOSI in 2014

Segment Financial Results

One of the key metrics we use to describe year-over-year changes in operating income for each segment is the incremental (or reduced) earnings derived from higher (or lower) sales volumes. Similarly, the gross margin derived from these incremental (or reduced) earnings is often used to describe changes in segment operating margins. The incremental (or reduced) margin realized on the sales volume change tends to be disproportionately higher than the overall operating margin reported for the segment. This is because the overall operating margin for the segment contemplates more elements of our cost structure, such as company-funded R&D expense, depreciation, amortization and selling, general and administrative expenses.

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

Commercial Systems sales are expected to be about flat in 2017 compared to 2016.

For risks to the Commercial Systems segment, see Risk Factors in Item 1A above. For additional disclosure on Commercial Systems segment results see Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

(in millions)	2016	2015	2014
Air transport aviation electronics:
Original equipment	$850	$806	$703
Aftermarket	542	522	512
Wide-body in-flight entertainment	38	57	70
Total air transport aviation electronics	1,430	1,385	1,285
Business and regional aviation electronics:
Original equipment	534	640	618
Aftermarket	431	409	396
Total business and regional aviation electronics	965	1,049	1,014
Total	$2,395	$2,434	$2,299
Percent (decrease) increase	(2)%	6%

Commercial Systems Sales for 2016 compared to 2015

Total air transport aviation electronics sales increased $45 million, or 3 percent, primarily due to the following:

•
original equipment sales increased $44 million, or 5 percent, primarily due to higher Airbus A350 and Boeing 787 production rates, and higher customer-funded development program revenues, partially offset by lower Airbus A330 production rates and unfavorable customer timing for airline selectable equipment

•
aftermarket sales increased $20 million, or 4 percent, primarily due to inorganic sales growth from ICG and Pacific Avionics, partially offset by lower service and support activity and the absence of a large used aircraft equipment sale that occurred in the prior year

•	wide-body IFE sales decreased $19 million, or 33 percent, as airlines decommissioned their legacy IFE systems

Total business and regional aviation electronics sales decreased $84 million, or 8 percent, primarily due to the following:

•
original equipment sales decreased $106 million, or 17 percent, primarily due to certain lower business aircraft OEM production rates, partially offset by higher product deliveries for the Bombardier CSeries and Embraer Legacy business jet programs and higher customer-funded development program revenues

•
aftermarket sales increased $22 million, or 5 percent, primarily due to higher regulatory mandate upgrade and flight deck retrofit activity, as well as higher simulation hardware deliveries, partially offset by lower cabin retrofit activity

Commercial Systems Sales for 2015 compared to 2014

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

•	aftermarket sales increased $13 million, or 3 percent, driven by higher cabin retrofit activity and higher regulatory mandate upgrades partially offset by lower spares provisioning

Commercial Systems Segment Operating Earnings

(in millions)	2016	2015	2014
Segment operating earnings	$531	$554	$509
Percent of sales	22.2%	22.8%	22.1%

Commercial Systems Operating Earnings for 2016 compared to 2015

Commercial Systems operating earnings decreased $23 million, or 4 percent, primarily due to the following:

•
operating earnings were negatively impacted by a $39 million decrease in sales and sales mix, as lower margin customer-funded development revenues increased and higher margin business jet OEM sales decreased in 2016

•	a $15 million increase in the amortization of pre-production engineering costs and intangible assets

•	a $10 million increase in SG&A costs primarily due to the acquisition and integration of Pacific Avionics and ICG

•	partially offset by a $39 million decrease in company-funded R&D expense and the favorable impact of benefits from cost savings initiatives from previously announced restructuring plans

The decrease in Commercial Systems operating earnings as a percent of sales was primarily due to lower sales volume and unfavorable sales mix, partially offset by lower company-funded R&D expense.

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

Government Systems

Overview and Outlook

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

The U.S. Government has implemented various initiatives to address its fiscal challenges. In August 2011, Congress enacted the Budget Control Act of 2011 which imposed spending caps and certain reductions in security spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect in March 2013. In December 2013, Congress enacted the Murray-Ryan Bipartisan Budget Act of 2013, raising government discretionary spending limits temporarily for 2014 and 2015. More recently, the Bipartisan Budget Act of 2015 again raised the government discretionary spending limits temporarily for 2016 and 2017, after which the BCA will again be in force. The continued uncertainty surrounding the U.S. defense budget could have a material adverse effect on the Company and the defense industry in general.

In years when the U.S. Government does not complete its annual budget and appropriations process prior to the beginning of its fiscal year (October 1), government operations are typically funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate in the new year, but generally does not authorize new spending initiatives. During periods covered by continuing resolutions (or until the regular appropriation bills are passed), we may experience delays by the government in procurement of new or existing products and services which can adversely impact our results of operations and cause variability in the timing of revenue between periods. The government began operations in fiscal year 2017 under a continuing resolution that is set to expire in December 2016. We remain confident that our product offerings are well positioned to meet the needs of our government customers in this uncertain environment and we continue to enhance our international strategies and make proactive adjustments to our cost structure as necessary.

Government Systems fiscal year 2017 revenue is expected to be up low to mid-single digits when compared to 2016.

Beginning in 2016, product category sales for Government Systems have been consolidated as a result of an internal reorganization and are delineated based upon underlying product technologies. The previously reported sales categories of Communication products, Surface solutions and Navigation products are now primarily consolidated into Communication and navigation. Government Systems sales have been reclassified to conform to the current year presentation.

For risks to the Government Systems segment, see Risk Factors in Item 1A above. For additional disclosure on Government Systems segment results see Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

Government Systems Sales

The following table presents Government Systems sales by product category:

(in millions)	2016	2015	2014
Avionics	$1,483	$1,436	$1,409
Communication and navigation	723	751	800
Total	$2,206	$2,187	$2,209
Percent increase (decrease)	1%	(1)%

Government Systems Sales for 2016 compared to 2015

Avionics sales increased $47 million, or 3 percent, primarily due to the following:

•	an $80 million increase from higher deliveries and service revenue on various fixed wing platforms

•	an $8 million increase from higher simulation and training sales

•	partially offset by $41 million in other net decreases to revenue, including lower deliveries on various rotary wing platforms

Communication and navigation sales decreased $28 million, or 4 percent, primarily due to the following:

•	a $32 million decrease due to lower international deliveries of targeting systems

•	a $28 million decrease due to the wind-down of an international electronic warfare program

•	partially offset by $32 million in other net increases to revenue, including increases in data link and ARC-210 radio sales

Government Systems Sales for 2015 compared to 2014

Avionics sales increased $27 million, or 2 percent, primarily due to the following:

•	$81 million increase from higher deliveries on various tanker transport and rotary wing platforms

•	partially offset by $54 million in other net decreases to revenue, including lower fighter aircraft and simulation and training sales

Communication and navigation product sales decreased $49 million, or 6 percent, primarily due to the following:

•	$93 million decrease from lower deliveries of Joint Tactical Radio System Manpack radios

•	$39 million in other decreases from lower deliveries of Firestorm targeting systems and lower development sales for the Common Range Integrated Instrumentation System program

•
partially offset by $83 million in other net increases to revenue, including increases in data link development sales, higher Radio Navigation and ARC-210 radio sales, and higher international electronic intelligence program sales

Changes in foreign currency exchange rates, primarily the strengthening of the U.S. dollar, resulted in a $39 million reduction to Government Systems sales for 2015 when compared to 2014. This $39 million reduction is included within the Government Systems sales categories above.

Government Systems Segment Operating Earnings

(in millions)	2016	2015	2014
Segment operating earnings	$477	$457	$465
Percent of sales	21.6%	20.9%	21.1%

Government Systems Operating Earnings for 2016 compared to 2015

Government Systems operating earnings increased $20 million, or 4 percent, primarily due to the following:

•
the $19 million increase in sales volume discussed in the Government Systems sales section above, which resulted in a $9 million increase in cost and incremental earnings of $10 million, or 53 percent of the higher sales volume. The margins on the sales increase were favorably impacted by benefits from cost savings initiatives from previously announced restructuring plans and unfavorably impacted by the absence of certain favorable development program adjustments that occurred in the prior year

•	a $9 million decrease in company-funded R&D expense

•	an $8 million decrease in pension costs

•	partially offset by a $6 million unfavorable warranty adjustment

The increase in Government Systems operating earnings as a percent of sales was primarily driven by earnings from the higher sales volume including the favorable impact of cost savings initiatives, decreased company-funded R&D expense and lower pension costs, partially offset by an unfavorable warranty adjustment and the absence of certain favorable development program adjustments that occurred in the prior year.

Government Systems Operating Earnings for 2015 compared to 2014

Government Systems operating earnings decreased $8 million, or 2 percent, primarily due to the following:

•	a $14 million increase in company-funded R&D expense

•	an $8 million increase in employee incentive compensation costs

•	the $22 million reduction in sales volume, which resulted in a $20 million reduction in cost, and lower earnings of $2 million, favorably impacted by benefits from cost savings initiatives

•	partially offset by favorable development program adjustments

The decrease in Government Systems operating earnings as a percent of sales was primarily driven by the increase in company-funded R&D expense and higher employee incentive compensation costs, partially offset by favorable development program adjustments.

Information Management Services

Overview and Outlook

Our Information Management Services business enables mission-critical data and voice communications throughout the world to customers including the FAA, commercial airlines, business aircraft operators, airport and critical infrastructure operators and major passenger and freight railroads. These communications are enabled by our high-performance, high-quality and high-assurance proprietary radio and terrestrial networks, enhancing customer efficiency, safety and connectivity.

Information Management Services fiscal year 2017 sales are expected to grow mid to high-single digits when compared to 2016.

For risks to the Information Management Services segment, see Risk Factors in Item 1A above. For additional disclosure on Information Management Services segment results see Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

Information Management Services Sales

The following table presents Information Management Services sales:

(in millions)	2016	2015	2014
Sales	$658	$623	$471
Percent increase	6%	32%

Information Management Services Sales for 2016 compared to 2015

Total Information Management Services sales increased $35 million, or 6 percent, primarily due to 6 percent growth in aviation-related sales, and 4 percent growth in non-aviation related sales for airport and rail programs. Aviation-related sales growth was offset by the absence of certain favorable adjustments recorded in 2015.

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

Sales for the Information Management Services segment were $623 million for the twelve months ended September 30, 2015 and on a pro-forma basis were $577 million for the twelve months ended September 30, 2014. The $46 million, or 8 percent, increase in 2015 compared to the pro-forma sales in 2014 was primarily due to the following:

•	double-digit sales growth in aviation related sales

•	higher rail related sales due to the absence of certain unfavorable contract adjustments recorded in 2014

•	partially offset by lower sales due to the exit of a certain non-aviation government program

Refer to Note 3 of the Notes to Consolidated Financial Statements in Item 8 below for further pro-forma disclosures.

Information Management Services Segment Operating Earnings

(in millions)	2016	2015	2014
Segment operating earnings	$107	$95	$62
Percent of sales	16.3%	15.2%	13.2%

Information Management Services Operating Earnings for 2016 compared to 2015

Information Management Services operating earnings increased $12 million, primarily due to:

•
a $35 million increase in sales volume discussed in the Information Management Services sales section above, which resulted in a $25 million increase in cost and an increase in earnings of $10 million, or 29 percent of the higher sales volume. The margins on the sales increase were unfavorably impacted by the increase in lower margin non-aviation related sales

•	operating earnings were positively impacted in 2016 by the favorable resolution of certain prior year claims associated with international business jet support services

The increase in operating earnings as a percent of sales for 2016 compared to the prior year was primarily due to higher sales volume and the above mentioned favorable resolution of prior year claims.

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

The increase in operating earnings as a percent of sales for 2015 compared to the prior year was primarily due to higher sales volume.

General Corporate, Net

General corporate expenses that are not allocated to our operating segments are included in General corporate, net. These costs are included within Cost of sales, SG&A and Other income, net on the Consolidated Statement of Operations. General corporate, net is summarized as follows:

(in millions)	2016	2015	2014
General corporate, net	$44	$59	$59

General corporate, net expense decreased $15 million during 2016 as compared to 2015, primarily due to a decrease in employee incentive compensation and pension costs.

General corporate, net expense remained flat in 2015 as compared to 2014, as higher employee incentive compensation costs were offset by lower pension costs.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

(in millions)	2016	2015	2014
Pension benefits	$(24)	$(6)	$10
Other retirement benefits	14	11	10
Net benefit (income) expense	$(10)	$5	$20

Pension Benefits

In 2003, we amended our U.S. qualified and non-qualified pension plans covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. Concurrently, we replaced this benefit by supplementing our existing defined contribution savings plan to include an additional Company contribution effective October 1, 2006. Our total contributions made in cash to our defined contribution savings plan were $46 million, $47 million and $50 million for 2016, 2015 and 2014, respectively.

In October 2014, the Society of Actuaries published a new set of mortality tables (RP-2014) and a new mortality improvement scale (MP-2014), which update life expectancy assumptions. The tables generally reflect longer life expectancy than was projected by past tables. For our 2015 year-end pension liability valuation, we used the RP-2014 tables with an adjustment for plan experience and the MP-2014 improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2022. These changes resulted in an unfavorable impact to 2016 pension income and pre-tax earnings of $15 million. See additional details in the Critical Accounting Policies section below.

In 2015 and prior, we used a single-weighted average discount rate to calculate pension interest and service cost. Beginning in 2016, a "spot rate approach" is being used to calculate pension interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change is considered a change in accounting estimate and was applied prospectively beginning in 2016. The use of the spot rate approach had a favorable impact to pension income of $35 million in 2016, relative to the estimated pension income amount had we not changed our approach. See additional details in the Critical Accounting Policies section in Item 7A below.

Defined benefit pension expense (income) for the years ended September 30, 2016, 2015 and 2014 was $(24) million, $(6) million and $10 million, respectively.

The increase in pension income in 2016 compared to 2015 was primarily due to the calculation change of the discount rate for interest and service cost as discussed above, partially offset by the impact of the new mortality assumptions. The decrease in pension expense in 2015 compared to 2014 was primarily due to lower interest expense from lower discount rates and higher expected asset returns as a result of a larger beginning asset balance. There was also a $5 million settlement charge included in 2014 defined benefit pension expense.

We expect defined benefit pension income of $25 million in 2017, compared to $24 million of pension income in 2016.

During 2016, the funded status of our pension plans went from a deficit of $1.265 billion at September 30, 2015 to a deficit of $1.453 billion at September 30, 2016. The decrease in funded status was primarily due to the unfavorable impact from a decrease in the discount rate used to measure our U.S. pension obligations from 3.96 percent at September 30, 2015 to 3.22 percent at September 30, 2016, offset by an increase in plan assets due to favorable market returns during 2016. We also contributed $69 million to our pension plans during the year ended September 30, 2016.

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

In October 2016, subsequent to our 2016 fiscal year end, we made a $55 million voluntary contribution to our U.S. qualified pension plan. There is no minimum statutory funding requirement for 2017 and we do not currently expect to make any additional discretionary contributions during 2017 to this plan. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and other actuarial assumptions. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total $13 million in 2017.

Other Retirement Benefits

Other retirement benefits expense for the years ended September 30, 2016, 2015 and 2014 was $14 million, $11 million and $10 million, respectively.

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

Operating Activities

(in millions)	2016	2015	2014
Cash provided by operating activities from continuing operations	$723	$749	$660

The $26 million decrease in cash provided by operating activities in 2016 compared to 2015 was primarily due to the following:

•
cash receipts from customers decreased by $135 million to $5.080 billion in 2016 compared to $5.215 billion in 2015. Cash receipts from customers decreased despite sales volume growth of $15 million due to the timing of sales relative to advanced payments and the collection of receivables from customers

•
payments for employee incentive pay increased $23 million. Incentive pay is expensed in the year incurred and then paid in the first fiscal quarter of the following year. In 2016, $137 million was paid for employee incentive pay costs expensed during 2015. This compares to $114 million paid in 2015 for employee incentive costs expensed during 2014

•
the above items were partially offset by lower payments for production inventory and other operating costs which decreased $85 million to $4.017 billion in 2016 compared to $4.102 billion in 2015. Cash payments for operating costs decreased despite growth in cost of sales due to the timing of payments to suppliers

•
cash payments for income taxes decreased $52 million to $130 million in 2016, compared to $182 million in 2015. The decrease in income tax payments was primarily from the retroactive reinstatement of the Federal R&D tax credit as a result of the Protecting Americans from Tax Hikes Act, as well as lower pre-tax income from continuing operations

The $89 million increase in cash provided by operating activities in 2015 compared to 2014 was primarily due to the following:

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

Investing Activities

(in millions)	2016	2015	2014
Cash used for investing activities from continuing operations	$(209)	$(294)	$(1,537)

The $85 million reduction in cash used for investing activities in 2016 compared to 2015 was primarily due to the following:

•	we paid $50 million and $24 million in 2015 for the acquisitions of ICG and Pacific Avionics, respectively

•	a $17 million decrease in cash payments for property additions to $193 million in 2016

•	the above items were partially offset by $17 million paid for the Matrix series projector product line acquisition in 2016

The $1,243 million reduction in cash used for investing activities in 2015 compared to 2014 was primarily due to the following:

•	we paid $1.405 billion in 2014 for the acquisition of ARINC

•	the above item was partially offset by a $47 million increase to cash payments made for property additions to $210 million in 2015

•	in addition, we paid $50 million and $24 million in 2015 for the acquisitions of ICG and Pacific Avionics, respectively

•	also, we received $23 million in proceeds from the divestiture of our KOSI business in 2014

Financing Activities

(in millions)	2016	2015	2014
Cash provided by (used for) financing activities from continuing operations	$(422)	$(492)	$827

The $70 million decrease in cash used for financing activities in 2016 compared to 2015 was primarily due to the following:

•	cash repurchases of common stock decreased $69 million to $261 million in 2016 , compared to $330 million in 2015

•	net repayments of short-term commercial paper borrowings decreased $48 million to $8 million in 2016, compared to $56 million in 2015

•	partially offset by a decrease in proceeds received from the exercise of stock options of $28 million

•
also, cash dividend payments increased $5 million. During 2016, $172 million of cash dividend payments were made to shareowners, compared to $167 million 2015. The increase was primarily due to a 10 percent increase in our quarterly cash dividend paid on common stock to $0.33 per share, which was effective beginning with dividends paid in June 2015

The $1,319 million increase in cash used for financing activities in 2015 compared to 2014 was primarily due to the following:

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

•	cash repurchases of common stock increased $119 million to $330 million during 2015, compared to $211 million in 2014

Share Repurchase Program

Cash flow from operations provided funds for repurchasing our common stock under our share repurchase program as follows:

(in millions, except per share amounts)	2016	2015	2014
Amount of share repurchases	$255	$325	$206
Number of shares repurchased	2.9	3.8	2.7
Weighted average price per share	$87.30	$85.32	$76.84

None of the 2016, 2015 and 2014 share repurchases reflected in the table above are included within accounts payable at September 30, 2016, 2015 and 2014, respectively.

Dividends

We declared and paid cash dividends of $172 million, $167 million and $162 million in 2016, 2015 and 2014, respectively. Based on our current dividend policy, we expect to pay quarterly cash dividends which, on an annual basis, will equal $1.32 per share. We expect to fund dividends using cash generated from operations. The declaration and payment of future dividends is at the sole discretion of the Board of Directors.

Financial Condition and Liquidity

We maintain a capital structure that we believe enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure has provided the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners.

A comparison of key elements of our financial condition as of September 30, 2016 and 2015 are as follows:

	September 30
(in millions)	2016	2015
Cash and cash equivalents	$340	$252

Short-term debt	(740)	(448)
Long-term debt, net	(1,382)	(1,680)
Total Debt	$(2,122)	$(2,128)
Total equity	$2,084	$1,880
Debt to total capitalization (1)	50%	53%
(1) Calculated as Total debt divided by the sum of Total debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium-sized acquisitions, dividends and share repurchases with cash generated from operating activities. As of September 30, 2016, approximately 85 percent of our cash and cash equivalents reside at non-U.S. locations and may not be readily accessible for use in the U.S., due to potential adverse income tax implications and other statutory limitations. We do not currently intend to repatriate cash and cash equivalents held at non-U.S. locations, as we anticipate utilizing this cash to fund foreign operations and international growth.

Due to the fluctuations of cash flows, we supplement our internally-generated cash flow by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1.2 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At September 30, 2016, short-term commercial paper borrowings outstanding were $440 million, with a weighted-average interest rate and maturity period of 0.79 percent and fifteen days, respectively. At September 30, 2015, short-term commercial paper borrowings outstanding were $448 million, with a weighted-average interest rate and maturity period of 0.52 percent and 25 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during 2016 was $929 million.

Short-term debt includes $300 million of senior unsecured notes that mature in December 2016.  The Company plans to refinance those notes.

We have a five-year $1 billion credit facility that expires in December 2018 and a 364-day $200 million credit facility that was executed in February 2016 and expires in February 2017. The credit facilities include one financial covenant requiring us to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans). The ratio was 35 percent at September 30, 2016.

In addition, alternative sources of liquidity could include funds available from the issuance of equity securities, debt securities and potential asset securitization strategies. To date, we have not raised capital through the issuance of equity securities, but have used debt financing to lower our overall cost of capital and increase our return on shareowners' equity.

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing, as well as the cost of such financing. Our strong credit ratings have enabled continued access to both short- and long-term credit markets. The following is a summary of our credit ratings as of September 30, 2016:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F2	A-	Stable
Moody’s Investors Service	P-2	A3	Stable
Standard & Poor’s	A-2	A-	Stable

We were in compliance with all debt covenants at September 30, 2016 and September 30, 2015.

As discussed in Note 23 of the Notes to Consolidated Financial Statements in Item 8 below, subsequent to our 2016 fiscal year end the Company entered into a definitive agreement to acquire B/E Aerospace. Pursuant to that announcement and the Company’s plans to finance the acquisition, each of the credit rating agencies have placed the Company on credit review with potential negative implications. While we expect that additional debt issued in connection with the B/E Aerospace transaction will result in a downgrade to the Company’s credit ratings, we expect those credit ratings to remain at an investment grade level. We do not expect this change to our credit ratings to impact the Company’s ability to access short-term or long-term debt financing, but the cost of such financing could increase.

Factoring Arrangements

We sell certain accounts receivable on a non-recourse basis to unrelated financial institutions under factoring agreements arranged by certain customers. Under the terms of the agreements, we retain no rights or interest and have no obligations with respect to the sold receivables. We account for these transactions as sales of receivables and record cash proceeds when received as cash provided by operating activities in the Consolidated Statement of Cash Flows. The beneficial impact on cash provided by operating activities from participating in these programs was $60 million and $12 million in 2016 and 2015, respectively. The cost of participating in these programs was immaterial to our results.

Off-balance Sheet Arrangements

As of September 30, 2016, other than operating leases, we had no material off-balance sheet arrangements, including guarantees, retained or contingent interests in assets transferred to unconsolidated entities, derivative instruments indexed to our stock and classified in shareowners' equity on our Consolidated Statement of Financial Position or variable interests in entities that provide financing, liquidity, market risk or credit risk support to our Company.

Contractual Obligations

The following table summarizes certain of our contractual obligations as of September 30, 2016, as well as when these obligations are expected to be satisfied.

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Long-term debt	$1,650	$300	$300	$—	$1,050
Interest on long-term debt	731	58	116	84	473
Non-cancelable operating leases	316	63	91	49	113
Non-cancelable capital leases, including interest	76	6	11	11	48
Purchase obligations:
Purchase orders	1,244	952	244	37	11
Purchase contracts	188	34	61	53	40
Total	$4,205	$1,413	$823	$234	$1,735

Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts. See Note 9 of the Notes to Consolidated Financial Statements in Item 8 below.

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

The table excludes obligations with respect to pension and other post-retirement benefit plans (see Note 10 of the Notes to Consolidated Financial Statements in Item 8 below). In October 2016, subsequent to our fiscal year end, we made a voluntary contribution of $55 million to our U.S. qualified pension plan. For years beyond 2017, the actual amounts required to be contributed to our U.S. qualified pension plan are dependent upon, among other things, interest rates and underlying asset returns. With the exception of certain bargaining unit plans, payments due under other post-retirement benefit plans are funded as the expenses are incurred.

In addition, the table excludes liabilities for unrecognized tax benefits, which totaled $45 million at September 30, 2016, as we cannot reasonably estimate the ultimate timing of cash settlements to the respective taxing authorities (see Note 13 of the Notes to Consolidated Financial Statements in Item 8 below).

The following table reflects certain of our commercial commitments as of September 30, 2016:

	Amount of Commitment Expiration by Period
(in millions)	Total Amount Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Letters of credit (1)	$239	$185	$52	$—	$2
(1) See Note 16 of the Notes to Consolidated Financial Statements in Item 8 below for a discussion of letters of credit.
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

At September 30, 2016, we had outstanding offset obligations totaling approximately $499 million that extend through 2036. The amounts ultimately applied against our offset requirements are based on negotiations with the customer and the cost to fulfill the obligation is typically only a fraction of the original obligation.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information related to recently issued accounting standards, see Note 2 of the Notes to Consolidated Financial Statements in Item 8 below.

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 18 of the Notes to Consolidated Financial Statements in Item 8 below.

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

Accounting for Long-Term Contracts

A substantial portion of our sales to government customers and certain of our sales to commercial customers are made pursuant to long-term contracts requiring development and delivery of products over several years and often contain fixed-price purchase options for additional products. Certain of these contracts are accounted for under the percentage-of-completion method of accounting. Sales and earnings under the percentage-of-completion method are recorded either as products are shipped under the units-of-delivery method (for production effort), or based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort). Approximately 16 percent of our sales are accounted for under the percentage-of-completion method of accounting.

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

Estimates of profit margins for contracts are typically reviewed by management on a quarterly basis. Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and cost estimates, the combining of contracts or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. Cumulative catch-up adjustments resulting from changes in estimates did not have a material effect on our results of operations during the years ended September 30, 2016, 2015 or 2014.

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

	September 30
(in millions)	2016	2015
Pre-production engineering costs	$1,140	$1,012
Up-front sales incentives	233	239
Total Program Investments	$1,373	$1,251

We defer the cost of certain pre-production engineering costs incurred during the development phase of a program in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. These customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order quantity is not taken by the customer. These costs are deferred in inventory to the extent of the contractual guarantees and are amortized over their estimated useful lives using a units-of-delivery method, up to 15 years. This amortization expense is included in customer funded R&D as a component of cost of sales. Amortization is based on our expectation of delivery rates on a program-by-program basis and begins when we start recognizing revenue as we deliver equipment for the program. Pre-production engineering costs in excess of the contractual guarantee, and costs incurred pursuant to supply arrangements that do not contain customer guarantees for reimbursement, are expensed as incurred.

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

Risks inherent in recovering the value of our Program Investments include, but are not limited to, the following:

•
changes in market conditions may affect product sales under a program. In particular, the commercial aerospace market has been historically cyclical and subject to downturns during periods of weak economic conditions, which could be prompted or exacerbated by political or other U.S. or international events

•	bankruptcy or other significant financial difficulties of our customers

•	our ability to produce products could be impacted by the performance of subcontractors, the availability of specialized materials and other production risks

We evaluate the carrying amount of Program Investments for recovery at least annually or when potential indicators of impairment exist, such as a change in the estimated number of products to be delivered under a program. No significant impairment charges related to Program Investments were recorded in 2016, 2015 or 2014. While we believe our Program Investments are recoverable over time, the cancellation of a program by a customer coupled with bankruptcy or other financial difficulties, would represent the most significant impairment factor related to Program Investments. We also evaluate our amortization of Program Investments quarterly based on our expectation of delivery rates on a program-by-program basis. The impact of changes in expected delivery rates on the Program Investments' amortization is adjusted as needed on a prospective basis.

Amortization expense for pre-production engineering costs and up-front sales incentives for 2016, 2015 and 2014 was as follows:

(in millions)	2016	2015	2014
Amortization of pre-production engineering	$49	$47	$36
Amortization of up-front sales incentives	18	15	12
Total amortization of Program Investments	$67	$62	$48

As disclosed in Note 6 of the Notes to Consolidated Financial Statements, the weighted-average amortization period for pre-production engineering costs is approximately 10 years. As disclosed in Note 3 of the Notes to Consolidated Financial Statements, the weighted-average amortization period for up-front sales incentives is approximately 10 years. Anticipated amortization expense for the Program Investments at September 30, 2016, for 2017 and beyond is summarized below:

(in millions)	2017	2018	2019	2020	2021	Thereafter
Anticipated amortization expense for pre-production engineering costs (1)	$60	$102	$137	$154	$139	$521
Anticipated amortization expense for up-front sales incentives	16	19	24	26	26	122
Total anticipated amortization for Program Investments	$76	$121	$161	$180	$165	$643
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

Pre-production engineering costs comprise 59 percent of our total Inventory balance at September 30, 2016, compared to 55 percent at September 30, 2015. Pre-production engineering costs increased $128 million from September 30, 2015 to September 30, 2016. The majority of this increase was attributable to increased spending on programs with Boeing and Bombardier and increased investment on certain Government Systems military transport programs. Additionally, up-front sales incentives to Commercial Systems customers decreased $6 million from September 30, 2015 to September 30, 2016.

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

Income Taxes

At the end of each quarterly reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. The estimate of our effective income tax rate involves significant judgments resulting from uncertainties in the application of complex tax laws and regulations across many jurisdictions, implementation of tax planning strategies and estimates as to the jurisdictions where income is expected to be earned. These estimates may be further complicated by new laws, new interpretations of existing laws and rulings by taxing authorities. Due to the subjectivity and complex nature of these underlying issues, our actual effective income tax rate and related tax liabilities may differ from our initial estimates. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known or as our estimates are revised based on additional information. The resulting adjustment to our income tax expense could have a material effect on our results of operations in the period the adjustment is recorded. A one percentage point change in our effective income tax rate would change our annual income from continuing operations by approximately $9 million.

Deferred tax assets and liabilities are recorded for tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The future realization of our deferred tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law and our ability to execute successful tax planning strategies. Management believes it is more likely than not that the long-term deferred tax assets will be realized through the reduction of future taxable income. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement tax planning strategies, could affect our ability to realize the future tax deductions underlying our net deferred tax assets, and require us to record a valuation allowance against our net deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

As part of the determination of our tax liability, management exercises considerable judgment in evaluating tax positions taken by us in determining the income tax provision and establishes reserves for tax contingencies in accordance with the Income Taxes topic of the FASB Accounting Standards Codification. See Note 13 of the Notes to Consolidated Financial Statements in Item 8 below for further detail regarding unrecognized tax benefits, deferred taxes and the factors considered in evaluating deferred tax asset realization.

Goodwill

As of September 30, 2016, we had $1.919 billion of goodwill related to various business acquisitions. We perform goodwill impairment tests on an annual basis during the second quarter of each fiscal year, or on an interim basis if events or circumstances indicate that it is more likely than not that impairment has occurred.

Goodwill is potentially impaired if the carrying value of the reporting unit that contains the goodwill exceeds its estimated fair value. The fair values of our reporting units are generally determined using a combination of an income approach, which estimates fair value based upon future discounted cash flows, and a market approach, which estimates fair value using market multiples, ratios and valuations of a set of comparable public companies within our industry. We completed our annual goodwill impairment test in the second quarter of 2016 and concluded no impairment of goodwill exists, as all goodwill reporting units had a calculated fair value in excess of carrying value of greater than 22 percent. Although goodwill is not currently impaired, there can be no assurance that future impairments will not occur. Significant negative industry or economic trends, disruptions to our business, failure to achieve the revenue and cost synergies expected from our ARINC acquisition, or other unexpected significant changes in the use of certain assets could all have a negative effect on fair values in the future.

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

As shown in Note 16 of the Notes to Consolidated Financial Statements in Item 8 below, the carrying amount of accrued product warranty costs has decreased $34 million from a balance of $121 million at September 30, 2013, to a balance of $87 million at September 30, 2016.

Approximately $31 million of the decrease in our accrued warranty balance from 2013 to 2016 is attributable to favorable adjustments recorded in 2016, 2015 and 2014 to reduce warranty reserves for changes in estimates, as shown in Note 16 of the Notes to Consolidated Financial Statements in Item 8 below. These reductions were principally driven by the completion of certain Government Systems programs that no longer require a warranty and a favorable impact from lower than anticipated repair costs across various product areas.

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

In October 2014, the Society of Actuaries published a new set of mortality tables (RP-2014) and a new mortality improvement scale (MP-2014), which update life expectancy assumptions. While accounting standards do not prescribe the use of a specific set of mortality tables in the measurement of pension obligations, mortality is a key assumption in developing actuarial estimates. The tables generally reflect longer life expectancy than was projected by past tables. For our 2015 year-end pension liability valuation, we used the RP-2014 tables with an adjustment for plan experience and the MP-2014 improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2022. Upon adoption, these changes resulted in an increase to the 2015 projected pension benefit obligation of $310 million and unfavorably impacted 2016 pension income by $15 million. No pension contribution requirements are expected until at least 2018.

Discount rates are used to determine the present value of our pension obligations and also affect the amount of pension expense recorded in any given period. We estimate the discount rate based on the rates of return of high quality, fixed-income investments with maturity dates that reflect the expected time horizon over which benefits will be paid (see Note 10 of the Notes to Consolidated Financial Statements in Item 8 below). Changes to the discount rate could have a material effect on our reported pension obligations and would also impact the related pension expense.

In 2015 and prior, the weighted-average discount rate was used in the calculation of service and interest costs, both of which are components of pension expense. Beginning in 2016, we utilized a "spot rate approach" in the calculation of pension interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change is considered a change in accounting estimate and was applied prospectively in 2016. The use of the spot rate approach resulted in a favorable impact to pension income of $35 million in 2016, relative to the estimated pension income amount had we not changed our approach.

The expected rate of return is our estimate of the long-term earnings rate on our pension plan assets and is based upon both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. Differences between the actual and expected rate of return on plan assets can impact our expense for pension benefits.

Holding all other factors constant, the estimated impact on 2016 pension expense and pension benefit obligation for our U.S. plans caused by hypothetical changes to key assumptions is as follows:

Change in Assumption (in millions)
Assumption	25 Basis Point Increase	25 Basis Point Decrease
Pension obligation discount rate	$121 pension projected benefit obligation decrease	$124 pension projected benefit obligation increase
Pension obligation discount rate	$1 pension expense increase	$1 pension expense decrease
Expected long-term rate of return on plan assets	$7 pension expense decrease	$7 pension expense increase

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

Management believes its primary source of risk for excess and obsolete inventory is derived from life-time buy inventory. Life-time buy inventory consists of inventory that is typically no longer being produced by our vendors but for which we purchase multiple years of supply in order to meet production and service requirements. Total life-time buy inventory on hand at September 30, 2016 was $110 million.

Excluding pre-production engineering costs and progress payments, we had $895 million of gross inventory on hand at September 30, 2016 with $95 million of inventory valuation reserves. Although management believes these reserves are adequate, any abrupt changes in market conditions may require us to record additional inventory valuation reserves which could have a material adverse effect on our results of operations in the period in which these additional reserves are required. Pre-production engineering costs are discussed in the Program Investments section of our Critical Accounting Policies above.

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

At September 30, 2016, we had the following unsecured long and short-term notes outstanding:

	September 30, 2016
(in millions)	Interest Rate	Carrying Value	Fair Value
$400 Notes due 2043	4.80%	$398	$474
$400 Notes due 2023	3.70%	399	439
$250 Notes due 2021	3.10%	250	263
$300 Notes due 2019	5.25%	300	332
$300 Notes due 2016	3 month LIBOR plus 0.35%	300	300

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

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $24 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $25 million. The fair value of the $500 million notional value of interest rate swap contracts was a $35 million net asset at September 30, 2016. A hypothetical 10 percent increase in average market interest rates would decrease the fair value of our interest rate swap contracts by $2 million. A 10 percent decrease in average market interest rates would increase the fair value of our interest rate swap contract by $3 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 9, 14 and 15 in the Notes to Consolidated Financial Statements.

Foreign Currency Risk

We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes to foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency contracts were $384 million and $359 million at September 30, 2016 and 2015, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Swedish krona. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a $2 million net liability at September 30, 2016 and a $4 million net liability at September 30, 2015. A 10 percent increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at September 30, 2016 by $6 million. A 10 percent decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at September 30, 2016 by $6 million. For more information related to outstanding currency forward exchange contracts, see Notes 14 and 15 in the Notes to Consolidated Financial Statements in Item 8 below.

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

Management assessed the effectiveness of Rockwell Collins' internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management determined that Rockwell Collins maintained effective internal control over financial reporting as of September 30, 2016.

Rockwell Collins' internal control over financial reporting as of September 30, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included within the Controls and Procedures section in Item 9A of this Form 10-K.

/s/ ROBERT K. ORTBERG	/s/ PATRICK E. ALLEN
Robert K. Ortberg Chairman, President and Chief Executive Officer	Patrick E. Allen Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the accompanying consolidated statements of financial position of Rockwell Collins, Inc. and subsidiaries (the "Company") as of September 30, 2016 and October 2, 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and October 2, 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 15, 2016

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, except per share amounts)

	September 30
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$340	$252
Receivables, net	1,094	1,038
Inventories, net	1,939	1,824
Other current assets	117	110
Total current assets	3,490	3,224

Property	1,035	964
Goodwill	1,919	1,904
Intangible Assets	667	703
Deferred Income Taxes	219	165
Other Assets	377	344
TOTAL ASSETS	$7,707	$7,304
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$740	$448
Accounts payable	527	487
Compensation and benefits	269	273
Advance payments from customers	283	365
Accrued customer incentives	246	232
Product warranty costs	87	89
Other current liabilities	194	166
Total current liabilities	2,346	2,060

Long-term Debt, Net	1,382	1,680
Retirement Benefits	1,660	1,466
Other Liabilities	235	218

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: September 30, 2016, 143.8; September 30, 2015, 183.8)	1	2
Additional paid-in capital	1,506	1,519
Retained earnings	3,327	5,124
Accumulated other comprehensive loss	(1,898)	(1,699)
Common stock in treasury, at cost (shares held: September 30, 2016, 13.6; September 30, 2015, 51.9)	(858)	(3,071)
Total shareowners’ equity	2,078	1,875
Noncontrolling interest	6	5
Total equity	2,084	1,880
TOTAL LIABILITIES AND EQUITY	$7,707	$7,304

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30
	2016	2015	2014
Sales
Product sales	$4,411	$4,438	$4,309
Service sales	848	806	670
Total sales	5,259	5,244	4,979

Costs, expenses and other:
Product cost of sales	3,045	3,064	3,001
Service cost of sales	597	566	468
Selling, general and administrative expenses	638	606	594
Interest expense	64	61	59
Other income, net	(20)	(15)	(25)
Total costs, expenses and other	4,324	4,282	4,097

Income from continuing operations before income taxes	935	962	882
Income tax expense	208	268	264
Income from continuing operations	727	694	618

Income (loss) from discontinued operations, net of taxes	1	(8)	(14)

Net income	$728	$686	$604

Earnings (loss) per share:
Basic
Continuing operations	$5.57	$5.25	$4.57
Discontinued operations	0.01	(0.06)	(0.10)
Basic earnings per share	$5.58	$5.19	$4.47

Diluted
Continuing operations	$5.50	$5.19	$4.52
Discontinued operations	0.01	(0.06)	(0.10)
Diluted earnings per share	$5.51	$5.13	$4.42

Weighted average common shares:
Basic	130.5	132.3	135.1
Diluted	132.1	133.7	136.7

Cash dividends per share	$1.32	$1.26	$1.20

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30
	2016	2015	2014
Net income	$728	$686	$604
Unrealized foreign currency translation adjustments	(20)	(41)	(27)
Pension and other retirement benefits adjustments (net of taxes: 2016, $102; 2015, $169; 2014, $29)	(181)	(289)	(55)
Foreign currency cash flow hedge adjustments (net of taxes: 2016, $1; 2015, $(1); 2014, $1)	2	(3)	3
Comprehensive income	$529	$353	$525

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30
	2016	2015	2014
Operating Activities:
Net income	$728	$686	$604
Income (loss) from discontinued operations, net of tax	1	(8)	(14)
Income from continuing operations	727	694	618
Adjustments to arrive at cash provided by operating activities:
Non-cash restructuring charges	6	—	9
Gain on sale of business	—	—	(10)
Depreciation	144	152	141
Amortization of intangible assets and pre-production engineering costs	109	100	84
Stock-based compensation expense	27	24	24
Compensation and benefits paid in common stock	59	50	50
Excess tax benefit from stock-based compensation (see Note 2)	—	(13)	(6)
Deferred income taxes	48	50	113
Pension plan contributions	(69)	(69)	(75)
Fair value of acquisition-related contingent consideration	1	—	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(91)	(46)	67
Production inventory	(18)	(23)	(84)
Pre-production engineering costs	(177)	(183)	(198)
Accounts payable	38	(29)	23
Compensation and benefits	(4)	24	(60)
Advance payments from customers	(82)	16	(11)
Accrued customer incentives	14	30	18
Product warranty costs	(2)	(14)	(14)
Income taxes	25	50	(21)
Other assets and liabilities	(32)	(64)	(8)
Cash Provided by Operating Activities from Continuing Operations	723	749	660
Investing Activities:
Property additions	(193)	(210)	(163)
Acquisition of businesses, net of cash acquired	(17)	(74)	(1,405)
Acquisition of intangible assets	—	—	(1)
Proceeds from business divestitures	—	—	24
Other investing activities	1	(10)	8
Cash (Used for) Investing Activities from Continuing Operations	(209)	(294)	(1,537)
Financing Activities:
Purchases of treasury stock	(261)	(330)	(211)
Cash dividends	(172)	(167)	(162)
Repayment of short-term borrowings	—	—	(200)
Increase (decrease) in short-term commercial paper borrowings, net(1)	(8)	(56)	269
Increase in long-term borrowings	—	—	1,089
Proceeds from the exercise of stock options	21	49	37
Excess tax benefit from stock-based compensation (see Note 2)	—	13	6
Other financing activities	(2)	(1)	(1)
Cash Provided by (Used for) Financing Activities from Continuing Operations	(422)	(492)	827

(Continued on next page)

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
(in millions)

	Year Ended September 30
	2016	2015	2014
Effect of exchange rate changes on cash and cash equivalents	(4)	(23)	(12)
Discontinued Operations:
Operating activities	—	(14)	(16)
Investing activities	—	3	10
Cash (Used For) Discontinued Operations	—	(11)	(6)
Net Change in Cash and Cash Equivalents	88	(71)	(68)
Cash and Cash Equivalents at Beginning of Period	252	323	391
Cash and Cash Equivalents at End of Period	$340	$252	$323

(1) Includes gross borrowings and repayments of commercial paper with maturities greater than three months as follows:

	Year Ended September 30
	2016	2015	2014
Gross borrowings of commercial paper with maturities greater than three months	$—	$—	$265
Gross payments of commercial paper with maturities greater than three months	—	—	265
Net borrowings of commercial paper with maturities greater than three months	$—	$—	$—

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(in millions)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at September 30, 2013	135.1	$2	$1,469	$4,163	$(1,287)	$(2,729)	$5	$1,623
Net income	—	—	—	604	—	—	—	604
Other comprehensive income	—	—	—	—	(79)	—	—	(79)
Cash dividends	—	—	—	(162)	—	—	—	(162)
Shares issued:
Exercise of stock options	0.8	—	(9)	—	—	46	—	37
Vesting of performance shares and restricted stock units	0.2	—	(11)	—	—	6	—	(5)
Excess tax pools	—	—	3	—	—	—	—	3
Employee stock purchase plan	0.1	—	2	—	—	8	—	10
Employee savings plan	0.5	—	11	—	—	29	—	40
Stock-based compensation	—	—	24	—	—	—	—	24
Treasury share repurchases	(2.7)	—	—	—	—	(206)	—	(206)
Balance at September 30, 2014	134.0	$2	$1,489	$4,605	$(1,366)	$(2,846)	$5	$1,889
Net income	—	—	—	686	—	—	—	686
Other comprehensive income	—	—	—	—	(333)	—	—	(333)
Cash dividends	—	—	—	(167)	—	—	—	(167)
Shares issued:
Exercise of stock options	1.1	—	(13)	—	—	62	—	49
Vesting of performance shares and restricted stock units	0.1	—	(10)	—	—	5	—	(5)
Excess tax pools	—	—	12	—	—	—	—	12
Employee stock purchase plan	0.1	—	4	—	—	7	—	11
Employee savings plan	0.4	—	13	—	—	26	—	39
Stock-based compensation	—	—	24	—	—	—	—	24
Treasury share repurchases	(3.8)	—	—	—	—	(325)	—	(325)
Balance at September 30, 2015	131.9	$2	$1,519	$5,124	$(1,699)	$(3,071)	$5	$1,880
Net income	—	—	—	728	—	—	—	728
Other comprehensive income	—	—	—	—	(199)	—	—	(199)
Cash dividends	—	—	—	(172)	—	—	—	(172)
Shares issued:
Exercise of stock options	0.4	—	(2)	—	—	23	—	21
Vesting of performance shares and restricted stock units	0.1	—	(10)	—	—	4	—	(6)
Excess tax pools	—	—	—	—	—	—	—	—
Employee stock purchase plan	0.1	—	2	—	—	8	—	10
Employee savings plan	0.6	—	14	—	—	35	—	49
Stock-based compensation	—	—	27	—	—	—	—	27
Treasury share repurchases	(2.9)	—	—	—	—	(255)	—	(255)
Treasury share retirements (1)	—	(1)	(44)	(2,353)	—	2,398	—	—
Other	—	—	—	—	—	—	1	1
Balance at September 30, 2016	130.2	$1	$1,506	$3,327	$(1,898)	$(858)	$6	$2,084

(1) During the year ended September 30, 2016, the Company retired 40 million shares of treasury stock. These shares were retired at a weighted-average price of $59.95 per share, resulting in a $2.4 billion reduction in treasury stock. The retired shares were returned to the status of authorized and unissued.

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

The Company operates on a 52/53 week fiscal year ending on the Friday closest to September 30. Fiscal year 2016 and 2015 were 52-week years while 2014 was a 53-week year. For ease of presentation, September 30 is utilized consistently throughout these financial statements and notes to represent the fiscal year end date. All date references contained herein relate to the Company's fiscal year unless otherwise stated.

As discussed in Note 4, Discontinued Operations and Divestitures, on March 10, 2015, the Company divested its Aerospace Systems Engineering and Support (ASES) business, which was acquired as part of the ARINC Incorporated (ARINC) transaction. On July 25, 2014, the Company divested its satellite communication systems business, formerly known as Datapath, Inc. (Datapath). As a result of the divestitures, the operating results of ASES and Datapath have been accounted for as discontinued operations for all periods presented. Unless otherwise noted, disclosures pertain to the Company's continuing operations.

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

Foreign exchange transaction gains and losses due to the remeasurement of account balances in foreign currencies are included within the Consolidated Statement of Operations and were not material to the Company's results of operations for 2016, 2015 and 2014.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Allowance for Doubtful Accounts
Allowances are established in order to report receivables at net realizable value on the Company's Consolidated Statement of Financial Position. The determination of these allowances requires Company management to make estimates and judgments as to the collectability of customer account balances. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

Inventories
Inventories are stated at the lower of cost or market using costs which approximate the first-in, first-out method, less related progress payments received. Inventoried costs include direct costs of manufacturing, certain engineering costs and allocable overhead costs. The Company regularly compares inventory quantities on hand on a part level basis to estimated forecasts of product demand and production requirements as well as historical usage. Based on these comparisons, management establishes an excess and obsolete inventory reserve as needed. Inventory valuation reserves were $95 million and $87 million at September 30, 2016 and 2015, respectively.

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

Property
Property is stated at acquisition cost, net of accumulated depreciation. Depreciation of property is generally provided using straight-line methods over the following estimated useful lives: buildings and improvements, 15-40 years; machinery and equipment (including internally developed software and other costs associated with the expansion and construction of ARINC's network-related assets), 5-15 years; information systems software and hardware, 5-10 years; and furniture and fixtures, 12-15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense in the period incurred. The fair value of liabilities associated with the retirement of property is recorded when there is a legal or contractual requirement to incur such costs and the costs can be reasonably estimated. Upon the initial recognition of a contractual or legal liability for an asset retirement obligation, the Company capitalizes the asset retirement cost by increasing the carrying amount of the property by the same amount as the liability. This asset retirement cost is then depreciated over the estimated useful life of the underlying property. The Company did not have any significant asset retirement obligations at September 30, 2016 and 2015.

Goodwill and Intangible Assets
Goodwill and intangible assets generally result from business acquisitions. The purchase price of the acquisition is assigned to tangible and intangible assets and liabilities assumed based on fair value. The excess of the purchase price over the amounts assigned is recorded as goodwill. Assets acquired and liabilities assumed are allocated to the Company's reporting units based on the Company's integration plans and internal reporting structure. As of September 30, 2016 the Company had six reporting units. Purchased intangible assets with finite lives are amortized over their estimated useful lives, ranging from 4-23 years. Goodwill and intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment.

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

Research and Development
The Company performs R&D activities relating to the development of new products and the improvement of existing products. Company-funded R&D programs are expensed as incurred and included in cost of sales. Company-funded R&D expenditures were $224 million, $272 million and $268 million for fiscal years ended September 30, 2016, 2015 and 2014, respectively.

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

Income Taxes
Current tax liabilities and assets are based upon an estimate of taxes payable or refundable in the current year for each jurisdiction in which the Company is subject to tax. As part of the determination of its tax liability, management exercises considerable judgment in evaluating tax positions taken by the Company in determining the income tax provision and establishes reserves for uncertain tax positions in accordance with the Income Taxes topic of the FASB Accounting Standards Codification. Deferred tax assets and liabilities are recorded for the estimated future tax effects attributable to temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and their respective carrying amounts for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Concentration of Risks
The Company's products and services are concentrated within the aerospace and defense industries with customers consisting primarily of military and commercial aircraft manufacturers, commercial airlines, the U.S. Government and non-U.S. governments. As a result of this industry focus, the Company's current and future financial performance is largely dependent upon the overall economic conditions within these industries. In particular, the commercial aerospace market has been historically cyclical and subject to downturns during periods of weak economic conditions, which could be prompted or exacerbated by political or other U.S. or international events. The defense market may be affected by changes in budget appropriations, procurement policies, political developments both in the U.S. and abroad and other factors. The Company depends to a large degree on U.S. Government spending, as a significant portion of the Company's sales are derived from U.S. Government contracts, both directly and indirectly through subcontracts.

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

In years when the U.S. Government does not complete its annual budget and appropriations process prior to the beginning of its fiscal year (October 1), government operations are typically funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate in the new year, but generally does not authorize new spending initiatives. During periods covered by continuing resolutions (or until the regular appropriation bills are passed), the Company may experience delays by the government in procurement of new or existing products and services which can adversely impact our results of operations and cause variability in the timing of revenue between periods. The government began operations in fiscal year 2017 under a continuing resolution that is set to expire in December 2016. The Company remains confident that its product offerings are well positioned to meet the needs of government customers in this uncertain environment and the Company continues to enhance international strategies and make proactive adjustments to the Company's cost structure as necessary.

In addition to the overall business risks associated with the Company's concentration within the aerospace and defense industries, the Company is also exposed to a concentration of collection risk on credit extended to certain business jet aircraft manufacturers. At September 30, 2016, receivables due from these business jet aircraft manufacturers were approximately $162 million. The Company performs ongoing credit evaluations on the financial condition of all of its customers and maintains allowances for uncollectible accounts receivable based on expected collectability. Although management believes its allowances are adequate, the Company is not able to predict with certainty the changes in the financial stability of its customers. Any material change in the financial status of any one customer or group of customers could have a material adverse effect on the Company's results of operations, financial position or cash flows.

As of September 30, 2016, approximately 12 percent of the Company's employees in the U.S. were represented by U.S. collective bargaining agreements, most of which were renewed without disruption in May 2013 and are set to expire in 2018.

Recently Adopted Accounting Standards
In March 2016, the FASB issued a new standard simplifying certain aspects of accounting for share-based payments (see Note 12). The new standard requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than in equity, and requires excess tax benefits from stock-based compensation to be classified within

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operating cash flow. Additionally, the new standard allows a policy election to either estimate the number of awards expected to be forfeited at the time of award issuance or record stock-based compensation for forfeitures as they occur. In order to simplify accounting for share-based payments, the Company adopted the new guidance during the second quarter of 2016, which resulted in a $4 million benefit to tax expense and a favorable impact to operating cash flows of $4 million in 2016. With respect to forfeitures, the Company will continue to estimate the number of awards expected to be forfeited upon award issuance.

In November 2015, the FASB issued new guidance requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating those balances into current and noncurrent amounts. In order to simplify the accounting for income taxes, the Company adopted the new guidance in the first quarter of 2016 on a retrospective basis, which resulted in the reclassification of $9 million of current deferred tax assets and $84 million of current deferred tax liabilities to noncurrent as of September 30, 2015.

In April 2015, the FASB issued a new standard that provides a practical expedient permitting entities with a fiscal year end that does not coincide with a month end to measure defined benefit plan assets and obligations using the month end date closest to the fiscal year end. The new standard was early adopted by the Company for each of its defined benefit plans effective for the 2015 fiscal year end with no significant impact to the Company's financial statements.

Recently Issued Accounting Standards
In June 2016, the FASB issued a new standard on the measurement of credit losses, which will impact the Company's measurement of trade receivables. The new standard replaces the current incurred loss model with a forward-looking expected loss model that is likely to result in earlier recognition of losses. The new standard also increases disclosure requirements and is effective for the Company in 2021, with early adoption permitted, but not earlier than 2020. The Company has completed an evaluation of the new standard and does not expect that adoption will have a material impact on the Company's consolidated financial statements.

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

In May 2014, the FASB issued a comprehensive new revenue recognition standard that effectively replaces all current guidance on the topic and expands disclosures regarding revenue. Several amendments to the new standard have been issued or proposed, which are intended to resolve potential implementation challenges and drive consistent interpretation and application of the new standard. The guidance permits use of either a retrospective or cumulative effect transition method. Based upon the FASB's decision to approve a one year delay in implementation, the new standard is now effective for the Company in 2019, with early adoption permitted, but not earlier than 2018. The Company continues to evaluate the transition methods allowed under the new standard and the effect the standard will have on the Company's consolidated financial statements and related disclosures. Anticipated changes under the new standard include increased use of the percentage-of-completion method of accounting for government contracts, elimination of the units-of-delivery method, and the elimination of Customer relationship intangible assets related to free products provided to customers as up-front sales incentives. The Company continues to monitor the work of standard setters and the interpretive efforts of other non-authoritative groups with respect to other areas of potential material change.

Other new accounting standards issued but not effective until after September 30, 2016 are not expected to have a material impact on the Company's financial statements.

3.	Acquisitions, Goodwill and Intangible Assets

Acquisitions
On February 25, 2016, the Company acquired the Matrix series projector product line from Christie Digital Systems, a global visual, audio and collaboration solutions company. The product line acquisition was accounted for as a business combination,

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On August 6, 2015, the Company acquired 100 percent of the outstanding shares of Newport News, Virginia-based International Communications Group, Inc. (ICG), a leading provider of satellite-based global voice and data communication products and services for the aviation industry. The purchase price, net of cash acquired, was $50 million. Additional post-closing consideration of up to $14 million may be paid, contingent upon the achievement of certain milestones. The Company recorded a $12 million liability on the acquisition date for the fair value of the contingent consideration, which is reflected as a non-cash transaction on the Company's Consolidated Statement of Cash Flows in 2015. In the fourth quarter of 2016, the purchase price allocation was finalized, with $51 million allocated to goodwill and $23 million to intangible assets. The intangible assets have a weighted average life of approximately 8 years. All goodwill resulting from the acquisition is tax deductible. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will broaden the Company's flight deck and connectivity portfolio.

On March 20, 2015, the Company acquired 100 percent of the outstanding shares of Pacific Avionics Pty. Limited (Pacific Avionics), a Singapore-based company specializing in technologies used for wireless information distribution, including in-flight entertainment and connectivity. The purchase price, net of cash acquired, was $24 million. In the fourth quarter of 2015, the purchase price allocation was finalized with $10 million allocated to intangible assets and $15 million to goodwill, none of which is deductible for tax purposes. The intangible assets have a weighted average life of approximately 7 years. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will further enhance the Company's cabin products and information management services portfolios.

The ICG and Pacific Avionics acquisitions are included within the Commercial Systems segment and the Matrix product line acquisition is included in the Government Systems segment. The results of operations for all three acquisitions have been included in the Company's operating results for the periods subsequent to their respective acquisition dates. Pro-forma results of operations have not been presented for these acquisitions as the effect of the acquisitions are not material to the Company's consolidated results of operations.

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

The ARINC purchase price was $1.405 billion, net of cash acquired and net of $10 million in cash received by the Company in June 2014 from the settlement of various post-closing matters, including adjustments for changes in working capital. As discussed in Note 9, the Company used proceeds from the issuance of long-term debt and commercial paper to finance the cash purchase price. The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date:

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(2) On March 28, 2014, the Company sold a building which was classified as held for sale at the acquisition date.
(3) Assets and liabilities associated with the Business held for sale relate to ASES, which the Company divested, as detailed in Note 4.

The purchase price allocation resulted in the recognition of $1.087 billion of goodwill and $431 million of intangible assets with a weighted average useful life of approximately 15 years. None of the goodwill is deductible for tax purposes. All of the goodwill is included in the Company’s Information Management Services segment. The goodwill is primarily a result of revenue synergy opportunities generated by the combination of the Company’s aviation electronics and flight services business with ARINC’s network communication solutions and cost synergies resulting from the consolidation of certain corporate and administrative functions. Goodwill also results from the workforce acquired with the business. See Note 21 for additional information relating to the Information Management Services segment.
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
Supplemental Pro-Forma Data
The following unaudited supplemental pro-forma data presents consolidated pro-forma information as if the acquisition and related financing had been completed on October 1, 2012.

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

(in millions, except per share amounts)	2016 (as Reported)	2015 (as Reported)	2014 (Pro-forma)
Sales	$5,259	$5,244	$5,085
Net income attributable to common shareowners from continuing operations	$727	$694	$624
Basic earnings per share from continuing operations	$5.57	$5.25	$4.62
Diluted earnings per share from continuing operations	$5.50	$5.19	$4.56

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

(in millions)	2016	2015	2014
Increases / (decreases) to pro-forma net income:
Net reduction to depreciation resulting from fixed asset purchase accounting adjustments(1)	$—	$—	$2
Advisory, legal and accounting service fees(2)	—	—	21
Amortization of acquired ARINC intangible assets, net(3)	—	—	(4)
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

Goodwill
Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Commercial Systems	Government Systems	Information Management Services	Total
Balance at September 30, 2014	$262	$508	$1,093	$1,863
ICG acquisition	38	—	—	38
Pacific Avionics acquisition	15	—	—	15
ARINC acquisition adjustment	—	—	(3)	(3)
Foreign currency translation adjustments and other	(1)	(8)	—	(9)
Balance at September 30, 2015	314	500	1,090	1,904
ICG acquisition adjustment	13	—	—	13
Matrix product line acquisition	—	6	—	6
Foreign currency translation adjustments	(1)	(3)	—	(4)
Balance at September 30, 2016	$326	$503	$1,090	$1,919

ICG goodwill increased by $13 million during 2016 primarily as a result of purchase accounting adjustments to establish liabilities for product development costs pursuant to certain contractual obligations.

Beginning in the first quarter of fiscal 2014, the Company created the Information Management Services segment. This segment combines the retained portion of the acquired ARINC business with the Company's existing flight services business,

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which had previously been included in the Commercial Systems segment. As a result of the reorganization of the Company's segments, a portion of the goodwill from the Commercial Systems segment was reclassified to the Information Management Services segment using a fair value allocation method.

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication goodwill or indefinite-lived intangibles are more-likely-than-not impaired, commonly referred to as triggering events. The Company's 2016, 2015 and 2014 impairment tests resulted in no impairment.

Intangible Assets
Intangible assets are summarized as follows:

	September 30, 2016			September 30, 2015
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$354	$(216)	$138	$346	$(195)	$151
Backlog	6	(3)	3	5	(2)	3
Customer relationships:
Acquired	340	(106)	234	338	(87)	251
Up-front sales incentives	313	(80)	233	301	(62)	239
License agreements	14	(10)	4	13	(9)	4
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	47	—	47	47	—	47
In process research and development	7	—	7	7	—	7
Intangible assets	$1,096	$(429)	$667	$1,072	$(369)	$703

Amortization expense for intangible assets for 2016, 2015 and 2014 was $60 million, $53 million and $48 million, respectively. As of September 30, 2016, the weighted average amortization period remaining for up-front sales incentives was approximately 10 years.

Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2017	2018	2019	2020	2021	Thereafter
Anticipated amortization expense for up-front sales incentives	$16	$19	$24	$26	$26	$122
Anticipated amortization expense for all other intangible assets	40	38	37	33	32	200
Total	$56	$57	$61	$59	$58	$322

4.	Discontinued Operations and Divestitures

On March 10, 2015, the Company sold its ASES business, which provides military aircraft integration and modifications, maintenance and logistics and support, to align with the Company's long-term primary business strategies. The sale price was $3 million, and additional post-closing consideration of up to $2 million may be received. The Company recognized a pre-tax loss of $5 million ($3 million after-tax) related to the ASES divestiture. The operating results of ASES have been included in discontinued operations in the Company's Consolidated Statement of Operations for all periods presented. During 2016, the Company recorded $2 million of income from discontinued operations ($1 million after-tax), primarily due to the favorable settlement of a contractual matter with a customer of the ASES business.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Results of discontinued operations are as follows:

	Year Ended September 30
(in millions)	2016	2015	2014
Sales	$—	$18	$94
Income (loss) from discontinued operations before income taxes	2	(13)	(29)
Income tax benefit (expense) from discontinued operations	(1)	5	15

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

In April 2014, the FASB issued guidance that modifies the definition of a discontinued operation and provides new disclosure requirements for divestitures. This guidance is effective for the Company in 2016, and any divestiture in 2016 or after will be subject to the new guidance. The ASES, Datapath and KOSI divestitures occurred in 2015, 2014 and 2014, respectively, and are reported based upon the previous guidance for discontinued operations.

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	September 30, 2016	September 30, 2015
Billed	$748	$752
Unbilled	439	403
Less progress payments	(87)	(110)
Total	1,100	1,045
Less allowance for doubtful accounts	(6)	(7)
Receivables, net	$1,094	$1,038

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included in Other Assets. Total receivables due from the U.S. Government including the Department of Defense and other government agencies, both directly and indirectly through subcontracts, were $306 million and $286 million at September 30, 2016 and 2015, respectively. U.S. Government unbilled receivables, net of progress payments, were $99 million and $91 million at September 30, 2016 and 2015, respectively. Receivables, net due from equity affiliates were $68 million at September 30, 2016.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under factoring agreements arranged by certain customers. Under the terms of the agreements, the Company retains no rights or interest and has no obligations with respect to the sold receivables. The Company accounts for these transactions as sales of receivables and records cash proceeds when received as cash provided by operating activities in the Consolidated Statement of Cash Flows. The beneficial impact on cash provided by operating activities from participating in these programs was $60 million and $12 million in 2016 and 2015, respectively. The cost of participating in these programs was immaterial to our results.

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	September 30, 2016	September 30, 2015
Finished goods	$210	$216
Work in process	236	250
Raw materials, parts and supplies	354	353
Less progress payments	(1)	(7)
Total	799	812
Pre-production engineering costs	1,140	1,012
Inventories, net	$1,939	$1,824

As of September 30, 2016, pre-production engineering costs related to programs with Bombardier, Boeing and Airbus were $414 million, $253 million, and $249 million, respectively.

Amortization expense for pre-production engineering costs for 2016, 2015 and 2014 was $49 million, $47 million and $36 million, respectively. As of September 30, 2016, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 10 years.

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2017	2018	2019	2020	2021	Thereafter
Anticipated amortization expense for pre-production engineering costs(1)	$60	$102	$137	$154	$139	$521
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

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to pre-production engineering costs and life-time-buy inventory not expected to be realized within one year of $1.130 billion and $1.006 billion at September 30, 2016 and 2015, respectively. Life-time-buy inventory is inventory that is typically no longer produced by the Company's vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Property

Property is summarized as follows:

(in millions)	September 30, 2016	September 30, 2015
Land	$15	$15
Buildings and improvements	468	429
Machinery and equipment	1,218	1,164
Information systems software and hardware	435	406
Furniture and fixtures	74	66
Capital leases	58	58
Construction in progress	183	180
Total	2,451	2,318
Less accumulated depreciation	(1,416)	(1,354)
Property	$1,035	$964

Property additions acquired by incurring accounts payable, which are reflected as a non-cash transaction in the Company's Consolidated Statement of Cash Flows, were $20 million, $19 million and $37 million at September 30, 2016, 2015 and 2014, respectively.

Property additions acquired by incurring capital leases, which are reflected as non-cash transactions in the Company's Consolidated Statement of Cash Flows were $0 million, $0 million and $56 million at September 30, 2016, 2015 and 2014, respectively.

A portion of the Company's operations are conducted in leased real estate facilities, including both operating and, to a lesser extent, capital leases. Accumulated depreciation relating to assets under capital lease totals $10 million and $6 million as of September 30, 2016 and 2015, respectively. Amortization of assets under capital lease is recorded as depreciation expense. As of September 30, 2016, remaining minimum lease payments for Property under capital leases total $76 million, including $22 million of interest.

8.	Other Assets

Other assets are summarized as follows:

(in millions)	September 30, 2016	September 30, 2015
Long-term receivables	$146	$109
Investments in equity affiliates	10	13
Exchange and rental assets (net of accumulated depreciation of $101 at September 30, 2016 and $97 at September 30, 2015)	68	66
Other	153	156
Other assets	$377	$344

Long-term receivables
Long-term receivables expected to be collected beyond the next twelve months are principally comprised of unbilled accounts receivable pursuant to sales recorded under the percentage-of-completion method of accounting that have not yet been billed to customers in accordance with applicable contract terms.

Investments in Equity Affiliates
Investments in equity affiliates primarily consist of eight joint ventures:

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	ACCEL (Tianjin) Flight Simulation Co., Ltd (ACCEL): ACCEL is a joint venture with Haite Group, for the joint development and production of commercial flight simulators in China

•
ADARI Aviation Technology Limited (ADARI): ADARI is a joint venture with Aviation Data Communication Corporation Co., LTD, that operates remote ground stations around China and develops certain content delivery management software

•
AVIC Leihua Rockwell Collins Avionics Company (ALRAC): ALRAC is a joint venture with China Leihua Electronic Technology Research Institute (a subsidiary of the Aviation Industry Corporation of China, or AVIC), for the joint production of integrated surveillance system products for the C919 aircraft in China

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

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $229 million, $196 million and $177 million for the years ended September 30, 2016, 2015 and 2014, respectively. The deferred portion of profit generated from sales to equity affiliates was $2 million at September 30, 2016 and $1 million at September 30, 2015.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $9 million, $10 million and $10 million for the years ended September 30, 2016, 2015 and 2014, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Debt

Short-term Debt

(in millions, except weighted average amounts)	September 30, 2016	September 30, 2015
Short-term commercial paper borrowings outstanding (1)	$440	$448
Current portion of long-term debt	300	—
Short-term debt	$740	$448
Weighted average interest rate of commercial paper borrowings	0.79%	0.52%
Weighted average maturity period of commercial paper borrowings (days)	15	25
(1) The maximum amount of short-term commercial paper borrowings outstanding during the year ended September 30, 2016 was $929 million.

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1.2 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper program is supported by the Company's $1 billion five-year and $200 million 364-day revolving credit facilities.

Revolving Credit Facilities
The Company has a five-year $1 billion credit facility that expires in December 2018 and a 364-day $200 million credit facility that was executed in February 2016 and expires in February 2017. At September 30, 2016 and 2015, there were no outstanding borrowings under these revolving credit facilities.

The credit facilities include one financial covenant, requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 60 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans). The Company was in compliance with this financial covenant at September 30, 2016. The credit facilities also contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity.

Short-term credit facilities available to non-U.S. subsidiaries amounted to $38 million as of September 30, 2016, of which $3 million was utilized to support commitments in the form of commercial letters of credit. At September 30, 2016 and September 30, 2015, there were no borrowings outstanding under these credit facilities.

At September 30, 2016 and 2015, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

Long-term Debt
The principal amount of long-term debt, net of discount, is summarized as follows:

(in millions, except interest rate figures)	Interest Rate	September 30, 2016	September 30, 2015
Fixed-rate notes due:
December 2043	4.80%	$398	$398
December 2023	3.70%	399	399
November 2021	3.10%	250	250
July 2019	5.25%	300	299
Variable-rate note due:
December 2016	3 month LIBOR + 0.35% (1)	300	300
Fair value swap adjustment (Notes 14 and 15)		35	34
Total		$1,682	$1,680
Less current portion of long-term debt		300	—
Long-term Debt, Net		$1,382	$1,680
(1) The three-month LIBOR rate at September 30, 2016 was approximately 0.85 percent.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notes listed above are included in the Consolidated Statement of Financial Position, net of any unamortized discount, within the caption Long-term Debt, Net. Debt issuance costs are capitalized within Other Assets on the Consolidated Statement of Financial Position. Debt issuance costs and any discount are amortized over the life of the debt and recorded in Interest expense on the Consolidated Statement of Operations.

Interest paid on debt for the years ended September 30, 2016, 2015 and 2014 was $56 million, $54 million and $47 million, respectively.

10.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

In 2015, the Company early adopted a new accounting standard (see Note 2) that provides a practical expedient permitting entities with a fiscal year end that does not coincide with a month end to measure defined benefit plan assets and obligations using the month end date closest to the fiscal year end. The Company used September 30 as the date closest to its fiscal year end to value plan assets of all its defined benefit plans. There was no material impact of adoption of this accounting standard on the fair value of plan assets in 2015. In 2016, there is no impact due to the fiscal year ending on September 30.

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

In June 2003, the Company amended its U.S. qualified and non-qualified defined benefit pension plans to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. These changes impacted all of the Company's U.S. pension plans for all salaried and hourly employees who were not covered by collective bargaining agreements. Concurrently, the Company supplemented its existing defined contribution savings plan effective October 1, 2006 to include an additional Company contribution.

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

ARINC Pension Plan
With the acquisition of ARINC in 2014, the Company acquired ARINC’s pension plan, which was comprised of two sub-plans, one for union employees and one for non-union employees. Effective April 1, 2006, ARINC froze the majority of its pension plans for employees not covered by bargaining unit agreements. As a result, most of the non-union participants in the ARINC pension plans are no longer accruing contribution credits. The plans generally allow for employees who retire, or terminate, to elect to receive their pension benefits in a lump sum and certain existing participants in the plans continue to earn vesting rights and accrue interest on their account balance at rates established by the plans.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective January 1, 2016, ARINC’s pension plan merged with the Company’s legacy pension plan, and the two ARINC sub-plans became sub-plans of the Company’s pension plan.

ARINC Other Retirement Benefits
ARINC also provides postretirement health coverage for many of its current and former employees and postretirement life insurance benefits for certain retirees. These benefits vary by employment status, age, service and salary level at retirement.

Components of Expense (Income)
The components of expense (income) for Pension Benefits and Other Retirement Benefits are summarized below:

	Pension Benefits			Other Retirement Benefits
(in millions)	2016	2015	2014	2016	2015	2014
Service cost	$11	$12	$10	$3	$3	$3
Interest cost	126	155	168	6	7	9
Expected return on plan assets	(238)	(242)	(228)	(2)	(1)	(1)
Amortization:
Prior service credit	(1)	(3)	(12)	(1)	(5)	(9)
Net actuarial loss	78	72	72	8	7	8
Net benefit expense (income)	$(24)	$(6)	$10	$14	$11	$10

In 2015 and prior, the Company used a single-weighted average discount rate to calculate pension interest and service cost. Beginning in 2016, a "spot rate approach" is being used to calculate pension interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change is considered a change in accounting estimate and was applied prospectively beginning in 2016. The use of the spot rate approach had a favorable impact to pension income and pre-tax earnings of $35 million in 2016, relative to the estimated pension income amount had the Company not changed its approach.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles the projected benefit obligations (PBO), plan assets, funded status and net liability for the Company's Pension Benefits and Other Retirement Benefits:

	Pension Benefits		Other Retirement Benefits
(in millions)	2016	2015	2016	2015
PBO at beginning of period	$4,167	$4,086	$221	$213
Service cost	11	12	3	3
Interest cost	126	155	6	7
Discount rate and other assumption changes	436	315	17	6
Actuarial losses (gains)	29	(52)	(1)	7
Plan participant contributions	—	—	5	3
Benefits paid	(229)	(330)	(18)	(18)
Plan amendments	—	—	(2)	—
Other	(13)	(19)	—	—
PBO at end of period	4,527	4,167	231	221
Plan assets at beginning of period	2,902	3,185	19	18
Actual return on plan assets	346	(16)	1	—
Company contributions	69	69	12	16
Plan participant contributions	—	—	5	3
Benefits paid	(229)	(330)	(18)	(18)
Other	(14)	(6)	—	—
Plan assets at end of period	3,074	2,902	19	19
Funded status of plans	$(1,453)	$(1,265)	$(212)	$(202)
Funded status consists of:
Retirement benefits liability	$(1,448)	$(1,264)	$(212)	$(202)
Compensation and benefits liability	(10)	(11)	—	—
Other assets	5	10	—	—
Net liability	$(1,453)	$(1,265)	$(212)	$(202)

During 2015, the Company's pension plan made $121 million of benefit payments for terminated vested lump sum payouts to certain participants.

In October 2014, the Society of Actuaries published a new set of mortality tables (RP-2014) and a new mortality improvement scale (MP-2014), which updated life expectancy assumptions. The tables generally reflect longer life expectancy than was projected by past tables. For the Company's 2016 and 2015 year-end pension liability valuation, the Company used the RP-2014 tables with an adjustment for plan experience and the MP-2014 improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2022.

The Company's non-U.S. defined benefit pension plans represented 5 percent of the total PBO at September 30, 2016 and 2015. The accumulated benefit obligation for all defined benefit pension plans was $4.509 billion and $4.153 billion at September 30, 2016 and 2015, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Loss
The following table summarizes the amounts included in Accumulated other comprehensive loss before tax related to retirement benefits as of September 30, 2016 and 2015 and changes recognized in Other comprehensive loss before tax for the years ended September 30, 2016 and 2015:

	Pension Benefits		Other Retirement Benefits
(in millions)	Prior Service Cost (Credit)	Net Actuarial Loss	Prior Service Cost (Credit)	Net Actuarial Loss
Balance at September 30, 2014	$6	$2,035	$(9)	$99
Current year net actuarial loss	—	515	—	14
Amortization of prior service cost	3	—	5	—
Amortization of actuarial loss	—	(72)	—	(7)
Balance at September 30, 2015	9	2,478	(4)	106
Current year prior service cost	—	—	(2)	—
Current year net actuarial loss	—	351	—	18
Amortization of prior service cost	1	—	1	—
Amortization of actuarial loss	—	(78)	—	(8)
Balance at September 30, 2016	$10	$2,751	$(5)	$116

The estimated amounts that will be amortized from Accumulated other comprehensive loss into expense (income) for Pension Benefits and Other Retirement Benefits during the year ending September 30, 2017 are as follows:

(in millions)	Pension Benefits	Other Retirement Benefits	Total
Prior service cost	$—	$(1)	$(1)
Net actuarial loss	92	8	100
Total	$92	$7	$99

Actuarial Assumptions
The following table presents the significant assumptions used in determining the benefit obligations:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2016	2015	2016	2015	2016	2015
Discount rate	3.22%	3.96%	1.72%	2.94%	3.02%	3.73%
Compensation increase rate	4.00%	4.00%	3.03%	3.04%	4.00%	4.00%

Discount rates used to determine the benefit obligations are determined by using a weighted average of market-observed yields for high quality, fixed-income securities that correspond to the payment of benefits.

The Company's U.S. qualified and non-qualified plans were amended to discontinue benefit accruals for salary increases and services rendered after September 30, 2006 and after April 1, 2006 for ARINC. In the U.S., certain plans associated with collective bargaining agreements continue to accrue benefits, and only the ARINC sub-plans are impacted by increases in compensation.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant assumptions used in determining the net benefit expense (income) are as follows:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2016	2015	2016	2015	2016	2015
Discount rate	3.96%	3.96%	2.94%	3.15%	3.73%	3.70%
Expected long-term return on plan assets	8.23%	8.23%	6.73%	6.70%	8.25%	8.25%
Compensation increase rate	4.00%	4.00%	3.04%	3.48%	4.00%	4.00%
Health care cost gross trend rate (1)	—	—	—	—	7.00%	7.48%
Ultimate trend rate (1)	—	—	—	—	5.00%	4.98%
Year that trend reaches ultimate rate (1)	—	—	—	—	2019	2019
(1) Due to the effect of the fixed Company contribution, increasing or decreasing the health care cost trend rate by one percentage point would not have a significant impact on the Company's cost of providing Other Retirement Benefits.

Expected long-term return on plan assets for each year presented is based on both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. The Company uses a market-related value of plan assets reflecting changes in the fair value of plan assets over a five-year period. The Company amortizes actuarial gains and losses in excess of 10 percent of the greater of the market-related value of plan assets or the projected benefit obligation (the corridor) on a straight-line basis over the expected future lifetime of inactive participants, which was approximately 25 years at September 30, 2016, as almost all of the plan's participants are considered inactive.

Prior service costs resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants.

Plan Assets
Total plan assets for Pension Benefits and Other Retirement Benefits as of September 30, 2016 and 2015 were $3.093 billion and $2.921 billion, respectively. The Company has established investment objectives that seek to preserve and maximize the amount of plan assets available to pay plan benefits. These objectives are achieved through investment guidelines requiring diversification and allocation strategies designed to maximize the long-term returns on plan assets while maintaining a prudent level of investment risk. These investment strategies are implemented using actively managed and indexed assets. Target and actual asset allocations as of September 30, 2016 and 2015 are as follows:

	Target Mix			2016	2015
Equities	40%	-	70%	53%	54%
Fixed income	25%	-	60%	45%	44%
Alternative investments	0%	-	15%	0%	0%
Cash	0%	-	5%	2%	2%

Alternative investments may include real estate, hedge funds, venture capital and private equity. There were no plan assets invested in the securities of the Company as of September 30, 2016 and 2015 or at any time during the years then ended. Target and actual asset allocations are periodically rebalanced between asset classes in order to mitigate investment risk and maintain asset classes within target allocations.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value of the Company's pension plans' assets as of September 30, 2016 and 2015, by asset category segregated by level within the fair value hierarchy, as described in Note 14:

	September 30, 2016				September 30, 2015
Asset category (in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. equity	$560	$347	$—	$907	$533	$362	$—	$895
Non-U.S. equity	683	40	—	723	575	93	—	668
Fixed income securities:
Corporate	—	1,143	—	1,143	—	1,088	—	1,088
U.S. government	94	89	—	183	65	83	—	148
Mortgage and asset-backed	—	2	—	2	—	2	—	2
Other	—	42	3	45	—	40	3	43
Cash and cash equivalents	—	93	—	93	—	55	—	55
Sub-total	1,337	1,756	3	3,096	1,173	1,723	3	2,899
Net receivables (payables) related to investment transactions				(22)				3
Total				$3,074				$2,902

The following table presents the fair value of the Company's other retirement benefits plan's assets as of September 30, 2016 and 2015, by asset category segregated by level within the fair value hierarchy, as described in Note 14:

	September 30, 2016				September 30, 2015
Asset category (in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. equity	$8	$—	$—	$8	$7	$—	$—	$7
Non-U.S. equity	1	—	—	1	—	—	—	—
Fixed income securities:
Corporate	—	2	—	2	—	2	—	2
U.S. government	2	1	—	3	2	1	—	3
Mortgage and asset-backed	—	—	—	—	—	1	—	1
Cash and cash equivalents	—	5	—	5	—	6	—	6
Total	$11	$8	$—	$19	$9	$10	$—	$19

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
The Level 3 assets represent general insurance company contracts in the pension plans and are not significant. As described in Note 14, the fair value of a Level 3 asset is derived from unobservable inputs that are based on the Company's own assumptions.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contributions
For the years ended September 30, 2016 and 2015, the Company made contributions to its pension plans as follows:

(in millions)	2016	2015
Contributions to U.S. qualified plan	$55	$55
Contributions to U.S. non-qualified plan	9	9
Contributions to non-U.S. plans	5	5
Total	$69	$69

The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2016, the Company voluntarily contributed $55 million to its U.S. qualified pension plans, subsequent to its 2016 fiscal year end. There is no minimum statutory funding requirement for 2017 and the Company does not currently expect to make any additional discretionary contributions during 2017 to these plans. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions. Contributions to the non-U.S. plans and the U.S. non-qualified plan are expected to total $13 million in 2017.

The Company participates in a multi-employer arrangement that provides postretirement benefits other than pension benefits. This arrangement provides medical benefits to certain bargaining unit active employees and retirees and their dependents. Contributions to this multi-employer arrangement for postretirement benefits were $1 million in 2016, $1 million in 2015 and $0 million in 2014.

Benefit Payments
The following table reflects estimated benefit payments to be made to eligible participants for each of the next five years and the following five years in the aggregate:

(in millions)	Pension Benefits	Other Retirement Benefits
2017	$241	$16
2018	235	16
2019	240	17
2020	244	17
2021	246	16
2022-2026	1,249	76

Estimated benefit payments for Other Retirement Benefits in the table above are shown net of plan participant contributions and therefore reflect the Company's portion only. Substantially all of the Pension Benefit payments relate to the Company's U.S. qualified funded plans which are paid from the pension trust.

Defined Contribution Savings Plan
The Company sponsors a defined contribution savings plan that is available to the majority of its employees. The plan allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions using common stock of the Company up to certain limits. Employees may transfer at any time all or a portion of their balance in Company common stock to any of the other investment options offered within the plans. The Company is authorized to issue 16.3 million shares under the defined contribution savings plans, of which 1.1 million shares are available for future contributions at September 30, 2016. Additionally, for the majority of the Company's employees, the Company's defined contribution savings plan includes a cash contribution based on an employee's age and service.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to January 1, 2016, ARINC had a defined contribution savings plan that was available to most of its employees. The plan allowed employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company made certain matching cash contributions to the plan, which totaled $1 million for 2016. The ARINC defined contribution savings plan was merged into the Company defined contribution savings plan on January 1, 2016.

The Company's expense related to the defined contribution savings plans for 2016, 2015 and 2014 was as follows:

	2016		2015		2014
(in millions)	Shares	Expense	Shares	Expense	Shares	Expense
Contribution in shares	0.6	$49	0.4	$39	0.5	$40
Contribution in cash		46		47		50
Total		$95		$86		$90

Employee Stock Purchase Plan
The Company also offers an Employee Stock Purchase Plan (ESPP) which allows employees to have their base compensation withheld to purchase the Company's common stock each month at 95 percent of the fair market value on the last day of the month. As of September 30, 2016, 2.5 million shares are available for future purchase. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit. During 2016, 2015 and 2014, 0.1 million, 0.1 million and 0.1 million shares, respectively, of Company common stock were issued to employees at a value of $11 million, $11 million and $10 million for the respective periods.

11.	Shareowners' Equity

Common Stock
The Company is authorized to issue one billion shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, without par value.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss (AOCL), net of tax, by component are as follows:

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges	Total
Balance at September 30, 2013	$12	$(1,293)	$(6)	$(1,287)
Other comprehensive income (loss) before reclassifications	(27)	(92)	3	(116)
Amounts reclassified from accumulated other comprehensive income	—	37	—	37
Net current period other comprehensive income (loss)	(27)	(55)	3	(79)
Balance at September 30, 2014	(15)	(1,348)	(3)	(1,366)
Other comprehensive (loss) before reclassifications	(41)	(334)	(7)	(382)
Amounts reclassified from accumulated other comprehensive income	—	45	4	49
Net current period other comprehensive (loss)	(41)	(289)	(3)	(333)
Balance at September 30, 2015	(56)	(1,637)	(6)	(1,699)
Other comprehensive (loss) before reclassifications	(20)	(234)	(2)	(256)
Amounts reclassified from accumulated other comprehensive income	—	53	4	57
Net current period other comprehensive income (loss)	(20)	(181)	2	(199)
Balance at September 30, 2016	$(76)	$(1,818)	$(4)	$(1,898)
(1) Reclassifications from AOCL to net income related to the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans and were $84 million ($53 million net of tax), $71 million ($45 million net of tax) and $59 million ($37 million net of tax) for 2016, 2015 and 2014, respectively. The reclassifications are included in the computation of net benefit expense. See Note 10, Retirement Benefits, for additional details.

12.	Stock-Based Compensation and Earnings Per Share

Stock-Based Compensation Program Description
In February 2015, the Company's shareholders approved the Company's 2015 Long-Term Incentives Plan (2015 Plan), replacing the 2006 Long-Term Incentives Plan (2006 Plan). Under the 2015 Plan, up to 11 million shares of common stock may be issued by the Company as non-qualified options, performance units, performance shares, stock appreciation rights, restricted shares and restricted stock units. Each share issued pursuant to an award of restricted shares, restricted stock units, performance shares and performance units counts as 3.55 shares against the authorized limit. Shares available for future grant or payment under these plans were 9 million at September 30, 2016. No shares are available for future grant under the 2006 Plan.

Options to purchase common stock of the Company have been granted under various incentive plans to directors, officers and other key employees. All of the Company's stock-based incentive plans require options to be granted at prices equal to or above the fair market value of the common stock on the dates the options are granted. The plans provide that the option price for certain options granted under the plans may be paid by the employee in cash, shares of common stock or a combination thereof. Option awards provide for accelerated vesting if there is a termination of employment in connection with a change in control. Stock options generally expire 10 years from the date they are granted and generally vest ratably over three years.

The Company utilizes performance shares, restricted stock and restricted stock units that generally cliff vest at the end of three years. The fair value of restricted stock and restricted stock units is estimated using the closing share price on the day of grant. The number of performance shares that will ultimately be issued is based on achievement of performance targets over a three-year period that may consider cumulative sales growth, return on sales and/or free cash flow as a percentage of net income, with an additional potential adjustment up or down depending on the Company's total return to shareowners compared to a group of peer companies. The fair value of performance shares is estimated using a Monte Carlo model that considers the

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

likelihood of a payout adjustment for the total shareowner return in comparison to the peer group. Up to 240 percent of the performance shares the Company grants can be earned if maximum performance is achieved.

The Company's stock-based compensation awards are designed to align management's interests with those of the Company's shareowners and to reward outstanding Company performance. The Company has an ongoing share repurchase plan and expects to satisfy stock option exercises and stock award issuances from treasury stock.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation expense and related income tax benefit included within the Consolidated Statement of Operations for 2016, 2015 and 2014 is as follows:

(in millions)	2016	2015	2014
Stock-based compensation expense included in:
Product cost of sales	$8	$7	$7
Selling, general and administrative expenses	19	17	17
Total	$27	$24	$24
Income tax benefit	$9	$8	$8

General Option Information
The following summarizes the activity of the Company's stock options for 2016:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2015	3,699	$61.02
Granted	642	86.77
Exercised	(387)	56.31
Forfeited or expired	(40)	83.85
Outstanding at September 30, 2016	3,914	$65.48	5.5	$75
Vested or expected to vest (1)	3,905	$65.43	5.5	$75
Exercisable at September 30, 2016	2,759	$57.93	4.2	$73
(1) Represents outstanding options reduced by expected forfeitures

	2016	2015	2014
Weighted-average fair value per share of options granted	$17.75	$19.59	$18.60
Intrinsic value of options exercised (in millions) (2)	$13	$48	$26
(2) Represents the amount by which the stock price exceeded the exercise price of the options on the date of the exercise

The total fair value of options vested was $10 million, $10 million and $10 million during the years ended September 30, 2016, 2015 and 2014, respectively. Total unrecognized compensation expense for options that have not vested as of September 30, 2016 is $7 million and will be recognized over a weighted average period of 0.8 years.

Stock Option Fair Value Information
The Company's determination of the fair value of option awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These assumptions include: the Company's expected stock price volatility, the projected employee stock option exercise term, the expected dividend yield and the risk-free interest rate. Changes in these assumptions can materially affect the estimated value of the stock options.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2016 Grants	2015 Grants	2014 Grants
Risk-free interest rate	0.7% - 2.5%	0.5% - 2.6%	0.3% - 3.0%
Expected dividend yield	1.4% - 1.6%	1.6%	1.9%
Expected volatility	20.0%	24.0%	28.0%
Expected life	7 years	7 years	7 years

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

Performance Shares, Restricted Stock and Restricted Stock Units Information
The following summarizes the Company's performance shares, restricted stock and restricted stock units for 2016:

	Performance Shares		Restricted Stock		Restricted Stock Units
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2015	438	$68.92	23	$30.24	340	$64.34
Granted	131	85.13	—	—	72	85.85
Vested	(168)	56.10	—	—	(54)	54.37
Forfeited	(15)	79.47	—	—	(7)	78.68
Nonvested at September 30, 2016	386	$79.60	23	$30.24	351	$69.86

(in millions)	Performance Shares	Restricted Stock	Restricted Stock Units
Total unrecognized compensation costs at September 30, 2016	$12	$—	$5
Weighted-average life remaining at September 30, 2016, in years	0.9	0	0.9
Weighted-average fair value per share granted in 2015	$82.76	$—	$84.63
Weighted-average fair value per share granted in 2014	$71.63	$—	$72.42

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2016 based on the achievement of performance targets for 2016 through 2018 is approximately 304,000. The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2015 based on the achievement of performance targets for 2015 through 2017 is approximately 295,000. For purposes of determining the maximum number of shares of common stock that can be issued with respect to the performance shares granted in 2015 and 2016, the maximums have been updated to reflect reductions arising as a result of terminations and retirements. The number of shares of common stock that will be issued in respect of performance shares granted in 2014 based on the achievement of performance targets for 2014 through 2016 is approximately 134,000.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

(in millions, except per share amounts)	2016	2015	2014
Numerator for basic and diluted earnings per share:
Income from continuing operations	$727	$694	$618
Income (loss) from discontinued operations, net of taxes	1	(8)	(14)
Net income	$728	$686	$604
Denominator:
Denominator for basic earnings per share – weighted average common shares	130.5	132.3	135.1
Effect of dilutive securities:
Stock options	1.0	1.0	1.2
Performance shares, restricted stock and restricted stock units	0.6	0.4	0.4
Dilutive potential common shares	1.6	1.4	1.6
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	132.1	133.7	136.7
Earnings (loss) per share:
Basic
Continuing operations	$5.57	$5.25	$4.57
Discontinued operations	0.01	(0.06)	(0.10)
Basic earnings per share	$5.58	$5.19	$4.47
Diluted
Continuing operations	$5.50	$5.19	$4.52
Discontinued operations	0.01	(0.06)	(0.10)
Diluted earnings per share	$5.51	$5.13	$4.42

The Company adopted the new standard on accounting for share-based payments (see Note 2) during 2016. This standard requires excess tax benefits or deficiencies associated with share-based payments to be recorded as a discrete income tax benefit or expense in the period incurred, rather than within Additional paid-in capital. The new standard also requires excess tax benefits and deficiencies to be excluded from assumed future proceeds in the calculation of diluted shares outstanding. The Company adopted the standard prospectively, resulting in a $4 million and $0.02 increase to net income from continuing operations and diluted earnings per share from continuing operations, respectively, in 2016.

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.6 million, 0.0 million and 0.0 million in 2016, 2015 and 2014, respectively.

13.	Income Taxes

Income tax expense from continuing operations was calculated based on the following components of income before income taxes:

(in millions)	2016	2015	2014
U.S. income	$824	$835	$754
Non-U.S. income	111	127	128
Total	$935	$962	$882

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income tax expense from continuing operations are as follows:

(in millions)	2016	2015	2014
Current:
U.S. federal	$120	$169	$110
Non-U.S.	29	38	37
U.S. state and local	11	11	4
Total current	160	218	151
Deferred:
U.S. federal	47	49	105
Non-U.S.	—	(4)	(2)
U.S. state and local	1	5	10
Total deferred	48	50	113
Income tax expense	$208	$268	$264

The effective income tax rate from continuing operations differed from the U.S. statutory tax rate as detailed below:

	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(0.7)	(1.0)	(1.1)
State and local income taxes	1.1	1.2	1.3
Research and development credit	(6.4)	(3.2)	(1.1)
Domestic manufacturing deduction	(2.0)	(2.0)	(1.7)
Tax settlements	—	(1.6)	(0.9)
Change in valuation allowance	(4.5)	—	—
Other	(0.3)	(0.5)	(1.6)
Effective income tax rate	22.2%	27.9%	29.9%

Deferred income tax assets and liabilities are included in the Consolidated Statement of Financial Position as follows:

	September 30
(in millions)	2016	2015
Deferred income taxes	$219	$165
Other liabilities	(1)	(3)
Deferred income taxes, net	$218	$162

As discussed in Note 2, during 2016, the Company retrospectively adopted a new standard related to the balance sheet classification of deferred taxes. The effects of the accounting change on the September 30, 2015 Consolidated Statement of Financial Position were as follows:

	September 30, 2015
(in millions)	Revised	As Reported
Current deferred income tax asset	$—	$9
Current deferred income tax liability	—	(84)
Current deferred income taxes, net	$—	$(75)
Long-term deferred income taxes	$165	$241
Other liabilities	(3)	(4)
Long-term deferred income taxes, net	$162	$237

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net long-term deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(in millions)	2016	2015
Inventory	$(282)	$(226)
Product warranty costs	29	29
Customer incentives	68	62
Contract reserves	6	11
Retirement benefits	549	487
Intangibles	(171)	(177)
Capital lease liability	20	21
Property	(179)	(154)
Stock-based compensation	33	30
Deferred compensation	16	15
Capital loss carryover	41	42
Compensation and benefits	28	29
Valuation allowance	—	(42)
Other	60	35
Deferred income taxes, net	$218	$162

Management believes it is more likely than not that the long-term deferred tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) the historical operating results of the Company ($1.549 billion of U.S. taxable income over the past three years), (b) expectations of future earnings, (c) the extended period of time over which the retirement benefit liabilities will be paid and (d) our ability to implement tax planning strategies.

Changes in the valuation allowance for deferred tax assets are summarized as follows:

	September 30
(in millions)	2016	2015	2014
Balance at beginning of year	$42	$43	$11
Charged to costs and expenses(1)	—	—	43
Deductions(2) (3)	(42)	(1)	(11)
Balance at September 30	$—	$42	$43
(1) 2014 increase was recorded in discontinued operations
(2) 2014 deduction of $11 million was due to the divestiture of a foreign subsidiary
(3) 2016 deduction of $42 million was primarily due to the creation of a tax planning strategy

The Company's U.S. Federal income tax returns for the tax year ended September 30, 2011 and prior years have been audited by the IRS and are closed to further adjustments by the IRS. The IRS has closed its audit of the Company's tax returns for the years ended September 30, 2012 and 2013; however, the Company has filed a protest related to the taxation of a foreign subsidiary. An acquired subsidiary is also under examination by the IRS for calendar years 2012 and 2013 legacy tax filings. The Company is also currently under audit in various U.S. states and non-U.S. jurisdictions. The U.S. states and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

No provision has been made as of September 30, 2016 for U.S. federal or state, or additional non-U.S. income taxes related to approximately $551 million of undistributed earnings of non-U.S. subsidiaries which have been or are intended to be permanently reinvested. Thus, it is not practicable to estimate the amount of tax that might be payable on the undistributed earnings.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had net income tax payments of $130 million, $182 million and $182 million in 2016, 2015 and 2014, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	September 30
(in millions)	2016	2015	2014
Beginning balance	$39	$48	$56
Additions for tax positions related to the current year	11	8	13
Additions for tax positions of prior years	7	6	1
Additions for tax positions related to acquisitions	—	—	8
Reductions for tax positions of prior years	(10)	(17)	(17)
Reductions for tax positions of prior years related to lapse of statute of limitations	—	(1)	(2)
Reductions for tax positions related to settlements with taxing authorities	(2)	(5)	(11)
Ending balance	$45	$39	$48

The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate were $20 million, $11 million and $25 million as of September 30, 2016, 2015 and 2014, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $1 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes income tax-related interest and penalties in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Consolidated Statement of Financial Position were not significant as of September 30, 2016 and 2015. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Consolidated Statement of Operations were not significant for the years ended September 30, 2016, 2015 and 2014.

14.	Fair Value Measurements

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities
The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and 2015 are as follows:

		September 30, 2016	September 30, 2015
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$55	$50
Interest rate swap assets	Level 2	35	34
Foreign currency forward exchange contract assets	Level 2	11	7
Foreign currency forward exchange contract liabilities	Level 2	(13)	(11)
Contingent consideration for ICG acquisition	Level 3	(13)	(12)

During 2016, a corporate asset was written down to its fair market value of $3 million, resulting in an asset impairment charge of $4 million recorded in Selling, general and administrative expenses on the Consolidated Statement of Operations (see Note 20). The asset is recognized at fair value on a nonrecurring basis and is classified within Level 2 of the fair value hierarchy.

The change in fair value of the Level 3 contingent consideration is as follows:

(in millions)	Fair Value (Liability)
Balance at September 30, 2015	$(12)
Fair value adjustment (1)	(1)
Balance at September 30, 2016	$(13)
(1) The fair value adjustment is included in Interest expense on the Consolidated Statement of Operations.

There were no transfers between Levels of the fair value hierarchy during 2016 or 2015.

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

As of September 30, 2016, there has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments
The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	September 30, 2016		September 30, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$340	$340	$252	$252
Short-term debt	(740)	(740)	(448)	(448)
Long-term debt	(1,347)	(1,508)	(1,646)	(1,750)

The fair value of cash and cash equivalents, and the commercial paper portion of short-term debt, approximates their carrying value due to the short-term nature of the instruments. These items are within Level 1 of the fair value hierarchy. Fair value information for notes due December 2016 classified as short-term debt, and all long-term debt, is within Level 2 of the fair value hierarchy. The fair value of these financial instruments was based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities and degree of risk. The carrying amount and fair value of short-term and long-term debt excludes the interest rate swaps fair value adjustment. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

15.	Derivative Financial Instruments

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

The Company designated the 2019 and 2023 Swaps (the Swaps) as fair value hedges. The Swaps are recorded within Other Assets at a fair value of $35 million, offset by a fair value adjustment to Long-term Debt (Note 9) of $35 million at September 30, 2016. At September 30, 2015, the Swaps were recorded within Other Assets at a fair value of $34 million, offset by a fair value adjustment to Long-term Debt (Note 9) of $34 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of September 30, 2016 and September 30, 2015, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $384 million and $359 million, respectively. These notional values consist primarily of contracts for the British pound sterling, European euro and Swedish krona, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Consolidated Statement of Financial Position as of September 30, 2016 and 2015 are as follows:

		Asset Derivatives
(in millions)	Classification	September 30, 2016	September 30, 2015
Foreign currency forward exchange contracts	Other current assets	$11	$7
Interest rate swaps	Other assets	35	34
Total		$46	$41

		Liability Derivatives
(in millions)	Classification	September 30, 2016	September 30, 2015
Foreign currency forward exchange contracts	Other current liabilities	$13	$11

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of September 30, 2016, there were undesignated foreign currency forward exchange contracts classified within Other current assets of $2 million and Other current liabilities of $2 million.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of derivative instruments on the Consolidated Statement of Operations for the fiscal years ended September 30, 2016 and 2015 is as follows:

		Amount of Gain (Loss)
(in millions)	Location of Gain (Loss)	September 30, 2016	September 30, 2015
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Interest rate swaps	Interest expense	$10	$11
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	(3)	(10)
Amount of (loss) reclassified from AOCL into income	Cost of sales	(6)	(6)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	(1)	(8)

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the fiscal year ended September 30, 2016. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the fiscal year ended September 30, 2016.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of September 30, 2016. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

The Company expects to reclassify approximately $1 million of AOCL losses from cash flow hedges into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at September 30, 2016 was 64 months.

16.	Guarantees and Indemnifications

Product Warranty Costs
Accrued liabilities are recorded to reflect the Company’s contractual obligations relating to warranty commitments to customers. Warranty coverage of various lengths and terms is provided to customers depending on standard offerings and negotiated contractual agreements. An estimate for warranty expense is recorded within product cost of sales at the time of sale based on the length of the warranty and historical warranty return rates and repair costs.

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	September 30
(in millions)	2016	2015	2014
Balance at beginning of year	$89	$104	$121
Warranty costs incurred	(42)	(46)	(47)
Product warranty accrual	46	42	46
Changes in estimates for prior years	(6)	(10)	(15)
Increase from acquisitions	—	1	—
Foreign currency translation adjustments and other	—	(2)	(1)
Balance at September 30	$87	$89	$104

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at September 30, 2016 were $239 million. These commitments are not reflected as liabilities on the Company’s Consolidated Statement of Financial Position.

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

17.	Contractual Obligations and Other Commitments

The following table reflects certain of the Company's non-cancelable contractual commitments as of September 30, 2016:

	Payments Due By Period
(in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Non-cancelable operating leases	$63	$52	$39	$28	$21	$113	$316
Purchase contracts	34	32	29	27	26	40	188
Long-term debt	300	—	300	—	—	1,050	1,650
Interest on long-term debt	58	58	58	42	42	473	731
Total	$455	$142	$426	$97	$89	$1,676	$2,885

Non-cancelable Operating Leases
The Company leases certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts with terms that meet the accounting definition of operating leases. Some leases include renewal options, which permit extensions of the expiration dates at rates approximating fair market rental rates. Rent expense for the years ended September 30, 2016, 2015 and 2014 was $77 million, $73 million and $65 million, respectively. The Company's commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on the Consolidated Statement of Financial Position.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase Contracts
The Company may enter into purchase contracts with suppliers under which there is a commitment to buy a minimum amount of products or pay a specified amount. These commitments are not reflected as a liability on the Company's Consolidated Statement of Financial Position. Amounts purchased under these agreements for the years ended September 30, 2016, 2015 and 2014 were $57 million, $50 million and $38 million, respectively.

Interest on Long-term Debt
Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts.

18.	Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of September 30, 2016, the Company is involved in the investigation or remediation of seven sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for six of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of September 30, 2016, which represents management’s best estimate of the probable future cost for this site.

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

20.	Restructuring, Pension Settlement and Asset Impairment Charges, Net

During the first quarter of 2016, the Company recorded corporate restructuring and asset impairment charges totaling $45 million as follows:

(in millions)	Cost of Sales	Selling, General and Administrative Expenses	Total
Employee separation costs	$31	$8	$39
Asset impairment charges	2	4	6
Restructuring and asset impairment charges	$33	$12	$45

The 2016 employee separation costs primarily resulted from the Company's execution of a voluntary separation incentive program in response to certain challenging market conditions, particularly in business aviation. As of September 30, 2016, all employee separation costs have been paid. Asset impairment charges primarily relate to the write-down to fair market value of a corporate asset, as well as the write-off of certain long-lived assets.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2014, the Company recorded pension settlement and restructuring charges totaling $9 million. This amount was comprised of (i) $5 million for pension settlement charges (included within Selling, general and administrative expense) and (ii) $4 million for employee severance costs related to the consolidation and closure of two service centers as part of a plan to optimize the efficiency of the Company's global service center footprint. These severance costs were included within cost of sales. Through September 30, 2015, the Company completed all cash payments associated with these actions.

21.Operating Segment Information

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

Government Systems provides avionics, communication products, surface solutions and navigation products to the U.S. Department of Defense, other government agencies, civil agencies, aerospace and defense contractors and foreign ministries of defense around the world.

Information Management Services enables mission-critical data and voice communications throughout the world to customers using high-performance, high-quality and high-assurance proprietary radio and terrestrial networks, enhancing customer efficiency, safety and connectivity.

Sales made by the Company to the U.S. Government were 33 percent, 29 percent and 30 percent of total sales for the years ended September 30, 2016, 2015 and 2014, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The sales and earnings of continuing operations of the Company's operating segments are summarized as follows:

(in millions)	2016	2015	2014
Sales:
Commercial Systems	$2,395	$2,434	$2,299
Government Systems	2,206	2,187	2,209
Information Management Services	658	623	471
Total sales	$5,259	$5,244	$4,979

Segment operating earnings:
Commercial Systems	$531	$554	$509
Government Systems	477	457	465
Information Management Services	107	95	62
Total segment operating earnings	1,115	1,106	1,036

Interest expense(1)	(64)	(61)	(59)
Stock-based compensation	(27)	(24)	(24)
General corporate, net	(44)	(59)	(59)
Gain on divestiture of business	—	—	10
ARINC transaction costs(1)	—	—	(13)
Restructuring, pension settlement and asset impairment charges, net	(45)	—	(9)
Income from continuing operations before income taxes	935	962	882
Income tax expense	(208)	(268)	(264)
Income from continuing operations	$727	$694	$618
(1) During the year ended September 30, 2014, the Company incurred $3 million of bridge facility fees related to the acquisition of ARINC. These costs are included in interest expense; therefore total transaction costs related to the acquisition of ARINC during this period was $16 million.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the identifiable assets and investments in equity affiliates at September 30, 2016, 2015 and 2014, as well as the provision for depreciation and amortization, the amount of capital expenditures for property and earnings from equity affiliates for each of the three years ended September 30, for each of the operating segments and Corporate:

(in millions)	2016	2015	2014
Identifiable assets:
Commercial Systems	$3,050	$2,906	$2,655
Government Systems	2,052	1,953	1,938
Information Management Services	1,906	1,886	1,885
Corporate	699	559	527
Total identifiable assets	$7,707	$7,304	$7,005
Investments in equity affiliates:
Commercial Systems	$4	$7	$—
Government Systems	6	6	8
Information Management Services	—	—	—
Total investments in equity affiliates	$10	$13	$8
Depreciation and amortization:
Commercial Systems	$125	$117	$108
Government Systems	74	83	80
Information Management Services	54	52	37
Total depreciation and amortization	$253	$252	$225
Capital expenditures for property:
Commercial Systems	$74	$90	$68
Government Systems	69	81	66
Information Management Services	50	39	29
Total capital expenditures for property	$193	$210	$163
Earnings (loss) from equity affiliates:
Commercial Systems	$(3)	$—	$—
Government Systems	2	3	7
Information Management Services	—	—	—
Total earnings (loss) from equity affiliates	$(1)	$3	$7

The Company's operating segments share many common resources, infrastructures and assets in the normal course of business. Certain assets have been allocated between the operating segments primarily based on occupancy or usage, principally property, plant and equipment. Identifiable assets at Corporate consist principally of cash and net deferred income tax assets for all years presented.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes sales by product category for the years ended September 30, 2016, 2015 and 2014:

(in millions)	2016	2015	2014
Commercial Systems product categories:
Air transport aviation electronics	$1,430	$1,385	$1,285
Business and regional aviation electronics	965	1,049	1,014
Commercial Systems sales	2,395	2,434	2,299

Government Systems product categories:
Avionics	1,483	1,436	1,409
Communication and Navigation	723	751	800
Government Systems sales	2,206	2,187	2,209

Information Management Services sales	658	623	471

Total sales	$5,259	$5,244	$4,979

The air transport and business and regional aviation electronics sales categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the years ended September 30, 2016, 2015 and 2014, product category sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $38 million, $57 million and $70 million, respectively.

Beginning in 2016, product category sales for Government Systems have been consolidated as a result of an internal reorganization and are delineated based upon underlying product technologies. The previously reported sales categories of Communication products, Surface solutions and Navigation products are now primarily consolidated into Communication and navigation. Government Systems sales have been reclassified to conform to the current year presentation.

The following table reflects sales for the years ended September 30, 2016, 2015 and 2014 by location of our customers and property at September 30, 2016, 2015 and 2014 by geographic region:

	Sales			Property
(in millions)	2016	2015	2014	2016	2015	2014
U.S.(1)	$3,292	$3,174	$2,993	$921	$861	$805
Europe / Africa / Middle East	937	1,070	1,040	86	83	90
Asia-Pacific	545	503	486	17	15	19
Americas, excluding U.S.	485	497	460	11	5	5
Non U.S.	1,967	2,070	1,986	114	103	114
Total	$5,259	$5,244	$4,979	$1,035	$964	$919
(1) For the years ended September 30, 2016, 2015 and 2014, U.S. sales include revenue from foreign military sales of $171 million, $171 million and $176 million, respectively.

Sales are attributable to geographic region based on the location of our customers.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended September 30, 2016 and 2015 is summarized as follows:

	2016 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	Total
Sales	$1,169	$1,311	$1,334	$1,445	$5,259
Gross profit (total sales less product and service cost of sales)	333	404	419	461	1,617
Income from continuing operations	133	172	214	208	727
Income (loss) from discontinued operations, net of taxes	2	(1)	—	—	1
Net income	$135	$171	$214	$208	$728
Earnings (loss) per share:
Basic
Continuing operations	$1.01	$1.31	$1.65	$1.60	$5.57
Discontinued operations	0.02	—	—	—	0.01
Basic earnings per share	$1.03	$1.31	$1.65	$1.60	$5.58
Diluted
Continuing operations	$1.00	$1.30	$1.63	$1.58	$5.50
Discontinued operations	0.02	(0.01)	—	—	0.01
Diluted earnings per share	$1.02	$1.29	$1.63	$1.58	$5.51

Net income in the first quarter of 2016 includes $45 million of pre-tax restructuring and asset impairment charges primarily related to employee separation costs. In addition, net income includes a $24 million income tax benefit from the retroactive reinstatement of the Federal R&D Tax Credit.

Net income in the third quarter of 2016 includes a $41 million income tax benefit due to the release of a valuation allowance for a U.S. capital loss carryforward.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

23.	Subsequent Event

On October 23, 2016, the Company reached a definitive agreement to acquire B/E Aerospace, a leading manufacturer of aircraft cabin interior products, for approximately $6.4 billion in cash and stock, plus the assumption of $1.9 billion in net debt. Under the terms of the agreement, each B/E Aerospace shareowner will receive total consideration of $62.00 per share, comprised of $34.10 per share in cash and $27.90 in shares of the Company's common stock, subject to a 7.5 percent collar.

The transaction, which is expected to close during the spring of 2017, has been unanimously approved by the Boards of Directors of both companies and is subject to the the satisfaction of customary closing conditions and approval by certain regulators, the Company's shareowners and B/E Aerospace shareowners. Upon closing, B/E Aerospace results will be reported as part of a newly created aircraft interior systems segment. The Company intends to finance the cash portion of the transaction with debt financing, of which a significant portion has been committed. For additional information regarding the agreement, refer to the Form 8-K filed by the Company on October 27, 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's disclosure control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Evaluation of Internal Control Over Financial Reporting

Management's report on internal control over financial reporting as of September 30, 2016 is included within Item 8 of this Annual Report on Form 10-K. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 9A of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the internal control over financial reporting of Rockwell Collins, Inc. and subsidiaries (the "Company") as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2016 of the Company and our report dated November 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 15, 2016

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the 2017 Proxy Statement. See also the information with respect to executive officers of the Company under Item 4A of Part I.

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

See the information under the captions Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Summary Compensation Table, Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal Year End, Option Exercises and Stock Vested, Pension Benefits, Non-Qualified Deferred Compensation and Potential Payments Upon Termination of Change of Control in the 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions Voting Securities and Equity Ownership of Certain Beneficial Owners and Management in the 2017 Proxy Statement.

Equity Compensation Plan Information

The following table gives information as of September 30, 2016 about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights		(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved By Security Holders(1)	4,998,114	(2)	$65.48	11,481,695	(3)(4)
Equity Compensation Plans Not Approved By Security Holders	0		0	0
Total	4,998,114		$65.48	11,481,695
(1) Consists of the 2015 Long-Term Incentives Plan.
(2) Includes 732,945 performance shares, which is the maximum number of shares that can be issued in the future if maximum performance is achieved under performance agreements granted in November 2014 and 2015. Of these performance shares, 133,602 will be issued in November 2016 based on performance shares granted in November 2013. Also includes 350,815 restricted stock units (RSUs). Such performance shares and RSUs are not included in the weighted average price calculation.
(3) Also includes 2,511,766 shares available under our ESPP, which allows employees to have up to 15 percent of their base compensation withheld toward the purchase of our common stock. Shares are purchased each month by participants at 95 percent of the fair market value on the last day of the month pursuant to the ESPP.
(4) Of the 8,969,929 shares available for future grant under the 2015 Long-Term Incentives Plan, each share issued pursuant to an award of restricted stock, restricted stock units, performance shares and performance units counts as 3.55 shares against this limit in accordance with the terms of the plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the caption Corporate Governance: Board of Directors and Committees and Certain Transactions and Other Relationships in the 2017 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

See the information under the caption Proposal to Approve the Selection of Independent Auditors in the 2017 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)		Financial Statements, Financial Statement Schedules and Exhibits.
	(1)	Financial Statements
The financial statements are included under Item 8 of this Annual Report on Form 10-K:
Consolidated Statement of Financial Position, as of September 30, 2016 and 2015
Consolidated Statement of Operations, years ended September 30, 2016, 2015 and 2014
Consolidated Statement of Comprehensive Income, years ended September 30, 2016, 2015 and 2014
Consolidated Statement of Cash Flows, years ended September 30, 2016, 2015 and 2014
Consolidated Statement of Equity, years ended September 30, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
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

	3-b-1	By-Laws of the Company, as amended and restated effective April 20, 2016, filed as Exhibit 3-b-1 to the Company's Form 8-K dated April 20, 2016, is incorporated herein by reference.
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

*10-a-8
The Company's 2006 Annual Incentive Compensation Plan for Senior Executives, as amended, filed as Exhibit 10-a-1 to the Company's Form 10-Q for quarter ended December 31, 2015, is incorporated herein by reference.

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
*10-g-3
Amendment No. 1 to the Company's 2005 Non-Qualified Retirement Savings Plan as amended, filed as Exhibit 10-h-2 to the Company's Form 10-Q for the quarter ended December 31, 2015, is incorporated herein by reference.

*10-h-1	The Company's 2005 Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-1 to the Company's Form 10-Q for quarter ended June 30, 2012, is incorporated herein by reference.
*10-h-2
Amendment No. 1 to the Company's 2005 Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-1 to the Company's Form 10-Q for the quarter ended December 31, 2015, incorporated herein by reference.

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

*10-q-9	Form of Three-Year Performance Share Agreement filed as Exhibit 10-q-1 to the Company's Form 10-Q for the quarter ended December 31, 2015, is incorporated herein by reference.
*10-s-1	Non-Employee Director Compensation Summary.
*10-s-2	Non-Employee Director Deferral Election Forms.
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
Robert J. Perna Senior Vice President, General Counsel and Secretary

Dated: November 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of November 2016 by the following persons on behalf of the registrant and in the capacities indicated.

	/s/ ROBERT K. ORTBERG	Chairman, President and Chief Executive Officer (principal executive officer)
Robert K. Ortberg
	ANTHONY J. CARBONE*	Director
	CHRIS A. DAVIS*	Director
	RALPH E. EBERHART*	Director
	JOHN A. EDWARDSON*	Director
	DAVID LILLEY*	Director
	ANDREW J. POLICANO*	Director
	CHERYL L. SHAVERS*	Director
	JEFFREY L. TURNER*	Director

	/s/ PATRICK E. ALLEN	Senior Vice President and Chief Financial Officer (principal financial officer)
Patrick E. Allen
	/s/ TATUM J. BUSE	Vice President, Finance and Corporate Controller (principal accounting officer)
Tatum J. Buse
*By	/s/ ROBERT J. PERNA
Robert J. Perna, Attorney-in-fact**

** By authority of the powers of attorney filed herewith.

S-1

EXHIBIT INDEX

Exhibit Number	Description
*10-s-1	Non-Employee Director Compensation Summary.

*10-s-2	Non-Employee Director Deferral Election Forms.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Management contract or compensatory plan or arrangement.

S-2