Form 10-Q
period 2016-12-31
ROCKWELL COLLINS INC
filed 2017-02-08
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

130,829,010 shares of the registrant's Common Stock were outstanding on January 30, 2017.

ROCKWELL COLLINS, INC.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	December 31, 2016	September 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$308	$340
Receivables, net	1,027	1,094
Inventories, net	2,011	1,939
Other current assets	143	117
Total current assets	3,489	3,490

Property	1,032	1,035
Goodwill	1,926	1,919
Intangible Assets	682	667
Deferred Income Taxes	197	219
Other Assets	383	369
TOTAL ASSETS	$7,709	$7,699
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$920	$740
Accounts payable	461	527
Compensation and benefits	195	269
Advance payments from customers	251	283
Accrued customer incentives	257	246
Product warranty costs	84	87
Other current liabilities	173	194
Total current liabilities	2,341	2,346

Long-term Debt, Net	1,356	1,374
Retirement Benefits	1,564	1,660
Other Liabilities	240	235

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: December 31, 2016, 143.8; September 30, 2016, 143.8)	1	1
Additional paid-in capital	1,502	1,506
Retained earnings	3,429	3,327
Accumulated other comprehensive loss	(1,906)	(1,898)
Common stock in treasury, at cost (shares held: December 31, 2016, 13.0; September 30, 2016, 13.6)	(824)	(858)
Total shareowners’ equity	2,202	2,078
Noncontrolling interest	6	6
Total equity	2,208	2,084
TOTAL LIABILITIES AND EQUITY	$7,709	$7,699

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	December 31
	2016	2015
Sales:
Product sales	$980	$968
Service sales	213	201
Total sales	1,193	1,169

Costs, expenses and other:
Product cost of sales	668	691
Service cost of sales	148	145
Selling, general and administrative expenses	159	163
Interest expense	20	15
Other income, net	(5)	(2)
Total costs, expenses and other	990	1,012

Income from continuing operations before income taxes	203	157
Income tax expense	58	24
Income from continuing operations	145	133

Income from discontinued operations, net of taxes	—	2

Net income	$145	$135

Earnings per share:
Basic
Continuing operations	$1.11	$1.01
Discontinued operations	—	0.02
Basic earnings per share	$1.11	$1.03

Diluted
Continuing operations	$1.10	$1.00
Discontinued operations	—	0.02
Diluted earnings per share	$1.10	$1.02

Weighted average common shares:
Basic	130.4	131.4
Diluted	131.9	132.8

Cash dividends per share	$0.33	$0.33

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended
	December 31
	2016	2015
Net income	$145	$135
Unrealized foreign currency translation adjustments	(21)	(8)
Pension and other retirement benefits adjustments (net of taxes for the three months ended December 31, 2016 and 2015 of $9 and $8, respectively)	16	13
Foreign currency cash flow hedge adjustments (net of taxes for the three months ended December 31, 2016 and 2015 of $0 and $0, respectively)	(3)	1
Comprehensive income	$137	$141

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	December 31
	2016	2015
Operating Activities:
Net income	$145	$135
Income from discontinued operations, net of tax	—	2
Income from continuing operations	145	133
Adjustments to arrive at cash provided by operating activities:
Non-cash restructuring charges	—	6
Depreciation	37	35
Amortization of intangible assets and pre-production engineering costs	23	23
Stock-based compensation expense	6	6
Compensation and benefits paid in common stock	16	12
Excess tax benefit from stock-based compensation	—	(3)
Deferred income taxes	11	15
Pension plan contributions	(58)	(58)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	47	16
Production inventory	(84)	(84)
Pre-production engineering costs	(38)	(49)
Accounts payable	(49)	(32)
Compensation and benefits	(71)	(54)
Advance payments from customers	(29)	(28)
Accrued customer incentives	11	2
Product warranty costs	(3)	(2)
Income taxes	(16)	7
Other assets and liabilities	(49)	(36)
Cash (Used for) Operating Activities from Continuing Operations	(101)	(91)
Investing Activities:
Property additions	(52)	(48)
Acquisition of business, net of cash acquired	(11)	—
Cash (Used for) Investing Activities from Continuing Operations	(63)	(48)
Financing Activities:
Repayment of short-term borrowings	(300)	—
Purchases of treasury stock	(5)	(96)
Cash dividends	(43)	(43)
Increase in short-term commercial paper borrowings, net	480	357
Proceeds from the exercise of stock options	15	3
Excess tax benefit from stock-based compensation	—	3
Other financing activities	(1)	(1)
Cash Provided by Financing Activities from Continuing Operations	146	223
Effect of exchange rate changes on cash and cash equivalents	(14)	(2)
Cash Provided by Discontinued Operations	—	—
Net Change in Cash and Cash Equivalents	(32)	82
Cash and Cash Equivalents at Beginning of Period	340	252
Cash and Cash Equivalents at End of Period	$308	$334

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at September 30, 2016	130.2	$1	$1,506	$3,327	$(1,898)	$(858)	$6	$2,084
Net income	—	—	—	145	—	—	—	145
Other comprehensive income	—	—	—	—	(8)	—	—	(8)
Cash dividends	—	—	—	(43)	—	—	—	(43)
Shares issued:
Exercise of stock options	0.3	—	(2)	—	—	17	—	15
Vesting of performance shares and restricted stock units	0.1	—	(12)	—	—	5	—	(7)
Employee stock purchase plan	—	—	1	—	—	2	—	3
Employee savings plan	0.1	—	3	—	—	10	—	13
Stock-based compensation	—	—	6	—	—	—	—	6
Balance at December 31, 2016	130.7	$1	$1,502	$3,429	$(1,906)	$(824)	$6	$2,208

Balance at September 30, 2015	131.9	$2	$1,519	$5,124	$(1,699)	$(3,071)	$5	$1,880
Net income	—	—	—	135	—	—	—	135
Other comprehensive income	—	—	—	—	6	—	—	6
Cash dividends	—	—	—	(43)	—	—	—	(43)
Shares issued:
Exercise of stock options	0.1	—	(1)	—	—	4	—	3
Vesting of performance shares and restricted stock units	0.1	—	(11)	—	—	5	—	(6)
Excess tax pools	—	—	3	—	—	—	—	3
Employee stock purchase plan	—	—	1	—	—	1	—	2
Employee savings plan	0.1	—	3	—	—	6	—	9
Stock-based compensation	—	—	6	—	—	—	—	6
Treasury share repurchases	(1.0)	—	—	—	—	(90)	—	(90)
Other	—	—	—	(1)	—	—	1	—
Balance at December 31, 2015	131.2	$2	$1,520	$5,215	$(1,693)	$(3,145)	$6	$1,905

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2016.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

On October 23, 2016, the Company reached a definitive agreement to acquire B/E Aerospace, a leading manufacturer of aircraft cabin interior products, for approximately $6.4 billion in cash and stock, plus the assumption of $1.9 billion in net debt. The transaction, which is expected to close during the spring of 2017, has been unanimously approved by the Boards of Directors of both companies and is subject to the the satisfaction of customary closing conditions and approval by certain regulators, the Company's shareowners and B/E Aerospace shareowners. Upon closing, B/E Aerospace results will be reported as part of a newly created aircraft interior systems segment. The Company intends to finance the cash portion of the transaction with debt financing (see Note 8). For additional information regarding the agreement, refer to the Form 8-K filed by the Company on October 27, 2016. For additional information about the transaction generally, refer to the latest joint proxy/prospectus filed by the Company as an amendment to the Company's Form S-4 Registration Statement (SEC File No: 333-214774).

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

In April 2015, the FASB issued a new standard on the presentation of debt issuance costs, which requires debt issuance costs be presented on the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with the presentation of unamortized debt discounts. Previously, debt issuance costs were presented as a deferred asset. The Company adopted the new guidance during the three months ended December 31, 2016 on a retrospective basis, which resulted in the reclassification of $8 million and $10 million of Other assets to Long-term debt, net as of September 30, 2016 and September 30, 2015, respectively.

In May 2014, the FASB issued a comprehensive new revenue recognition standard that effectively replaces all current guidance on the topic and expands disclosures regarding revenue. Several amendments to the new standard have been issued or proposed, which are intended to resolve potential implementation challenges and drive consistent interpretation and application of the new standard. The guidance permits use of either a retrospective or cumulative effect transition method. Based upon the FASB's decision to approve a one year delay in implementation, the new standard is now effective for the Company in 2019, with early adoption permitted, but not earlier than 2018. The Company continues to evaluate the transition methods allowed under the new standard and the effect the standard will have on the Company's consolidated financial statements and related disclosures. Anticipated changes under the new standard include accounting for development costs and associated customer funding, increased use of the percentage-of-completion method of accounting for government contracts, elimination of the units-of-delivery method and the elimination of Customer relationship intangible assets related to free products provided to customers as up-front sales incentives. The Company continues to monitor the work of standard setters and the interpretive efforts of other non-authoritative groups.

Other new accounting standards issued but not effective until after December 31, 2016 are not expected to have a material impact on the Company's financial statements.

3.	Acquisitions, Goodwill and Intangible Assets

Acquisitions
On December 20, 2016, the Company acquired 100 percent of the outstanding shares of Pulse.aero, a United Kingdom based company specializing in self-bag drop technologies used by airlines and airports. The purchase price, net of cash acquired, was $13 million, of which $11 million was paid during the three months ended December 31, 2016. Additional post-closing consideration of up to $5 million may be paid, contingent upon the achievement of certain revenue targets and development milestones. The Company recorded a $5 million liability on the acquisition date for the fair value of the contingent consideration. The Company is in the process of allocating the purchase price and performing a valuation for acquired intangible assets and their useful lives. Based on the Company's preliminary allocation of the purchase price, $12 million has been allocated to goodwill and $6 million to intangible assets. The intangible assets have a weighted average life of approximately 9 years. None of the goodwill resulting from the acquisition is tax deductible. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will expand the Company's airport passenger processing offerings.

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

The Pulse.aero acquisition is included in the Information Management Services segment while the Matrix product line

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

acquisition is included in the Government Systems segment. The results of operations for the acquisitions have been included in the Company's operating results for the periods subsequent to the acquisition dates. Pro-forma results of operations have not been presented, as the effect of the acquisitions are not material to the Company's consolidated results of operations.

Goodwill
Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Commercial Systems	Government Systems	Information Management Services	Total
Balance at September 30, 2016	$326	$503	$1,090	$1,919
Pulse.aero acquisition	—	—	12	12
Foreign currency translation adjustments	(1)	(4)	—	(5)
Balance at December 31, 2016	$325	$499	$1,102	$1,926

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

Intangible Assets
Intangible assets are summarized as follows:

	December 31, 2016			September 30, 2016
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$359	$(220)	$139	$354	$(216)	$138
Backlog	6	(4)	2	6	(3)	3
Customer relationships:
Acquired	342	(111)	231	340	(106)	234
Up-front sales incentives	333	(82)	251	313	(80)	233
License agreements	14	(10)	4	14	(10)	4
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	47	—	47	47	—	47
In process research and development	7	—	7	7	—	7
Intangible assets	$1,123	$(441)	$682	$1,096	$(429)	$667

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
Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of December 31, 2016, the weighted average amortization period remaining for up-front sales incentives was approximately 10 years.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2017	2018	2019	2020	2021	Thereafter
Anticipated amortization expense for up-front sales incentives	$14	$20	$26	$28	$29	$136
Anticipated amortization expense for all other intangible assets	40	39	38	34	32	204
Total	$54	$59	$64	$62	$61	$340

Amortization expense for intangible assets for the three months ended December 31, 2016 and 2015 was $12 million and $14 million, respectively.

4.	Discontinued Operations and Divestitures

On March 10, 2015, the Company sold its ASES business, which provides military aircraft integration and modifications, maintenance and logistics and support, to align with the Company's long-term primary business strategies. The initial sale price was $3 million, and additional post-closing consideration of $2 million was received in December 2016. During the three months ended December 31, 2015, the Company recorded $3 million of income from discontinued operations ($2 million after-tax), primarily due to the favorable settlement of a contractual matter with a customer of the ASES business.

In April 2014, the FASB issued guidance that modifies the definition of a discontinued operation and provides new disclosure requirements for divestitures. This guidance was effective for the Company in 2016. The ASES divestiture occurred in 2015 and is being reported based upon the previous guidance for discontinued operations.

Results of discontinued operations are as follows:

	Three Months Ended
	December 31
(in millions)	2016	2015
Income from discontinued operations before income taxes	—	3
Income tax expense from discontinued operations	—	(1)

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	December 31, 2016	September 30, 2016
Billed	$630	$748
Unbilled	466	439
Less progress payments	(63)	(87)
Total	1,033	1,100
Less allowance for doubtful accounts	(6)	(6)
Receivables, net	$1,027	$1,094

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included in Other Assets. Receivables, net due from equity affiliates were $108 million and $68 million at December 31, 2016 and September 30, 2016, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not yet been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under factoring agreements arranged by certain customers. Under the terms of the agreements, the Company retains no rights or interest and has no obligations with respect to the sold receivables. The Company accounts for these transactions as sales of receivables and records cash proceeds when received as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. Cash provided by operating activities from participating in these programs was $98 million and $8 million during the three months ended December 31, 2016 and 2015, respectively. The cost of participating in these programs was immaterial to the Company's results.

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	December 31, 2016	September 30, 2016
Finished goods	$245	$210
Work in process	254	236
Raw materials, parts and supplies	376	354
Less progress payments	(4)	(1)
Total	871	799
Pre-production engineering costs	1,140	1,140
Inventories, net	$2,011	$1,939

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

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2017	2018	2019	2020	2021	Thereafter
Anticipated amortization expense for pre-production engineering costs	$58	$101	$143	$157	$144	$548

Amortization expense for pre-production engineering costs for the three months ended December 31, 2016 and 2015 was $11 million and $9 million, respectively. As of December 31, 2016, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 10 years.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Other Assets

Other assets are summarized as follows:

(in millions)	December 31, 2016	September 30, 2016
Long-term receivables	$180	$146
Investments in equity affiliates	8	10
Exchange and rental assets (net of accumulated depreciation of $101 at December 31, 2016 and $101 at September 30, 2016)	67	68
Other	128	145
Other Assets	$383	$369

Long-Term Receivables
Long-term receivables expected to be collected beyond the next twelve months are principally comprised of unbilled accounts receivables pursuant to sales recorded under the percentage-of-completion method of accounting that have not yet been billed to customers in accordance with applicable contract terms.

Investments in Equity Affiliates
The Company's investments in equity affiliates primarily consist of seven joint ventures, each 50 percent owned and accounted for under the equity method. The Company records income or loss from equity affiliates in Other income, net on the Condensed Consolidated Statement of Operations. The Company's sales to equity affiliates were $67 million and $46 million for the three months ended December 31, 2016 and 2015 respectively. Deferred profit from sales to equity affiliates was $2 million at December 31, 2016 and $2 million at September 30, 2016.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service-related activities. These assets are recorded at acquisition cost or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $2 million and $2 million for the three months ended December 31, 2016 and 2015, respectively.

8.	Debt

Short-term Debt

(in millions, except weighted average amounts)	December 31, 2016	September 30, 2016
Short-term commercial paper borrowings outstanding (1)	$920	$440
Current portion of long-term debt	—	300
Short-term debt	$920	$740
Weighted average interest rate of commercial paper borrowings	1.06%	0.79%
Weighted average maturity period of commercial paper borrowings (days)	12	15
(1) The maximum amount of short-term commercial paper borrowings outstanding during the three months ended December 31, 2016 was $1.064 billion.

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1.2 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper program is supported by the Company's $1.2 billion revolving credit facility.

Revolving Credit Facilities
On December 16, 2016, the Company entered into a new $1.2 billion five-year senior unsecured revolving credit agreement with various banks. This revolving credit facility replaces the previous $1 billion and $200 million revolving credit facilities that would have expired in December 2018 and February 2017, respectively. Both of these revolving credit facilities were

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

terminated upon the closing of the new revolving credit facility. The $1.2 billion credit facility will increase to $1.5 billion concurrent with the consummation of the pending B/E Aerospace acquisition. At December 31, 2016, there were no outstanding borrowings under the Company's revolving credit facility and at September 30, 2016 there were no outstanding borrowings under the previous revolving credit facilities.

Short-term credit facilities available to non-U.S. subsidiaries were $35 million as of December 31, 2016, of which $3 million was utilized to support commitments in the form of commercial letters of credit. At December 31, 2016 and September 30, 2016, there were no borrowings outstanding under these credit facilities.

At December 31, 2016 and September 30, 2016, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

Bridge Credit Facility
On December 16, 2016, pursuant to the pending B/E Aerospace acquisition, the Company entered into a $4.35 billion 364-day senior unsecured bridge term loan credit agreement with various banks. If drawn upon, the proceeds of the borrowings under the bridge facility will be used to finance a portion of the pending B/E Aerospace acquisition and to pay related transaction fees and expenses. Any borrowings under the bridge facility will be subject to customary closing conditions as well as, among other conditions, the substantially concurrent consummation of the B/E Aerospace acquisition. Borrowings under this bridge facility would bear interest at LIBOR plus a variable margin based on the Company’s unsecured long-term debt rating. The amount available to borrow under this bridge facility will be reduced by the amount of the net proceeds of any debt incurred to finance the B/E Aerospace acquisition. This bridge facility will automatically terminate in the event the B/E Aerospace acquisition is not consummated by October 21, 2017. As of December 31, 2016, there were no outstanding borrowings under this facility.
Term Loan Credit Facility
On December 16, 2016, pursuant to the pending B/E Aerospace acquisition, the Company entered into a $1.5 billion 3-year senior unsecured term loan credit agreement with various banks. If drawn upon, the proceeds of the borrowings under the term loan facility will be used to finance a portion of the pending B/E Aerospace acquisition and to pay related transaction fees and expenses. Any borrowings under the term loan facility will be subject to customary closing conditions as well as, among other conditions, the substantially concurrent consummation of the B/E Aerospace acquisition. Borrowings under this term loan facility will bear interest at LIBOR plus a variable margin based on the Company’s unsecured long-term debt rating and will amortize in equal quarterly installments of 2.5 percent, with the balance payable on the maturity date. This term loan facility will automatically terminate in the event the B/E Aerospace acquisition is not consummated by October 21, 2017. As of December 31, 2016, there were no outstanding borrowings under this facility.

Capitalized debt issuance costs related to the revolving credit agreement, bridge credit agreement and term loan credit agreement entered into in December 2016 totaled $19 million as of December 31, 2016. The debt issuance costs are capitalized within Other Assets on the Condensed Consolidated Statement of Financial Position and are amortized over the life of the agreement and recorded in Interest expense on the Condensed Consolidated Statement of Operations.

The revolving credit agreement, bridge credit agreement and term loan credit agreement each include one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 68 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans) subject to a reduction to 65 percent on the earlier of 1) the last day of the fourth full fiscal quarter following the closing of the B/E Aerospace acquisition, or 2) 45 days following the termination of the B/E Aerospace merger agreement. The Company was in compliance with this financial covenant at December 31, 2016. The credit agreements also contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-term Debt
The principal amount of long-term debt, net of discount and debt issuance costs, is summarized as follows:

(in millions, except interest rate figures)	Interest Rate	December 31, 2016	September 30, 2016
Fixed-rate notes due:
December 2043	4.80%	$400	$400
December 2023	3.70%	400	400
November 2021	3.10%	250	250
July 2019	5.25%	300	300
Variable-rate note due:
December 2016	3 month LIBOR + 0.35% (1)	—	300
Fair value swap adjustment (see Notes 13 and 14)		17	35
Total		1,367	1,685
Less unamortized debt issuance costs and discounts		11	11
Less current portion of long-term debt		—	300
Long-term Debt, Net		$1,356	$1,374
(1) The three-month LIBOR rate at December 31, 2016 was approximately 1.00 percent.

As discussed in Note 2, the Company adopted new accounting guidance during the three months ended December 31, 2016 which required debt issuance costs to be presented on the balance sheet as a deduction from the carrying amount of the related debt liability. As a result, $8 million of debt issuance costs were reclassified from Other assets to Long-term Debt, net as of September 30, 2016. The notes listed above are included in the Condensed Consolidated Statement of Financial Position, net of any unamortized debt issuance costs and discounts, within the caption Long-term Debt, Net. Debt issuance costs and discounts are amortized over the life of the debt and recorded in Interest expense on the Condensed Consolidated Statement of Operations.

Cash payments for debt interest and fees during the three months ended December 31, 2016 were $41 million, of which $18 million related to fees incurred in connection with the bridge credit facility. Cash payments for debt interest and fees during the three months ended December 31, 2015 was $20 million.

9.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

Components of Expense (Income)
The components of expense (income) for Pension Benefits and Other Retirement Benefits for the three months ended December 31, 2016 and 2015 are summarized as follows:

	Pension Benefits		Other Retirement Benefits
	Three Months Ended		Three Months Ended
	December 31		December 31
(in millions)	2016	2015	2016	2015
Service cost	$3	$3	$—	$—
Interest cost	28	32	1	1
Expected return on plan assets	(60)	(60)	—	—
Amortization:
Net actuarial loss	23	19	2	2
Net benefit expense (income)	$(6)	$(6)	$3	$3

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2016, the Company voluntarily contributed $55 million to its U.S. qualified pension plans. There is no minimum statutory funding requirement for 2017 and the Company does not currently expect to make any additional discretionary contributions during 2017 to those plans. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions. Contributions to the non-U.S. plans and the U.S. non-qualified pension plan are expected to total $13 million in 2017. During the three months ended December 31, 2016, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $3 million.

10.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense, which is calculated net of an assumed forfeiture rate, and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended
	December 31
(in millions)	2016	2015
Stock-based compensation expense included in:
Product cost of sales	$2	$2
Selling, general and administrative expenses	4	4
Total	$6	$6
Income tax benefit	$2	$2

The Company issued awards of equity instruments under the Company's various incentive plans for the three months ended December 31, 2016 and 2015 as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Three months ended December 31, 2016	646.6	$17.18	125.0	$87.95	2.8	$85.37
Three months ended December 31, 2015	622.9	$17.78	127.5	$85.11	55.4	$86.67

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2017 based on the achievement of performance targets for years 2017 through 2019 is approximately 300,000.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2017 Grants	2016 Grants
Risk-free interest rate	1.0% - 2.4%	0.7% - 2.5%
Expected dividend yield	1.5%	1.4% - 1.6%
Expected volatility	19.0%	20.0%
Expected life	7 years	7 years

Employee Benefits Paid in Company Stock
During the three months ended December 31, 2016 and 2015, 0.2 million and 0.1 million shares, respectively, of the Company's common stock were issued to employees under the Company's employee stock purchase and defined contribution savings plans at a value of $16 million and $12 million for the respective periods.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	December 31
(in millions, except per share amounts)	2016	2015
Numerator for basic and diluted earnings per share:
Income from continuing operations	$145	$133
Income from discontinued operations, net of taxes	—	2
Net income	$145	$135
Denominator:
Denominator for basic earnings per share – weighted average common shares	130.4	131.4
Effect of dilutive securities:
Stock options	1.0	0.9
Performance shares, restricted stock and restricted stock units	0.5	0.5
Dilutive potential common shares	1.5	1.4
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	131.9	132.8
Earnings per share:
Basic
Continuing operations	$1.11	$1.01
Discontinued operations	—	0.02
Basic earnings per share	$1.11	$1.03
Diluted
Continuing operations	$1.10	$1.00
Discontinued operations	—	0.02
Diluted earnings per share	$1.10	$1.02

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.7 million and 0.0 million for the three months ended December 31, 2016 and 2015, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss (AOCL), net of tax, by component for the three months ended December 31, 2016 and 2015 are as follows:

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges	Total
Balance at September 30, 2016	$(76)	$(1,818)	$(4)	$(1,898)
Other comprehensive loss before reclassifications	(21)	—	(4)	(25)
Amounts reclassified from accumulated other comprehensive loss	—	16	1	17
Net current period other comprehensive income (loss)	(21)	16	(3)	(8)
Balance at December 31, 2016	$(97)	$(1,802)	$(7)	$(1,906)

Balance at September 30, 2015	$(56)	$(1,637)	$(6)	$(1,699)
Other comprehensive loss before reclassifications	(8)	—	(1)	(9)
Amounts reclassified from accumulated other comprehensive loss	—	13	2	15
Net current period other comprehensive income (loss)	(8)	13	1	6
Balance at December 31, 2015	$(64)	$(1,624)	$(5)	$(1,693)
(1) Reclassifications from AOCL to net income, related to the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans, were $25 million ($16 million net of tax) and $21 million ($13 million net of tax) for the three months ended December 31, 2016 and 2015, respectively. The reclassifications are included in the computation of net benefit expense. See Note 9, Retirement Benefits, for additional details.

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

During the three months ended December 31, 2016 and 2015, the effective income tax rate from continuing operations was 28.6 percent and 15.3 percent, respectively. The lower prior year effective income tax rate from continuing operations was primarily due to the retroactive reinstatement of the Federal R&D Tax Credit which had previously expired on December 31, 2014. On December 18, 2015, the Protecting Americans from Tax Hikes Act was enacted, which retroactively reinstated and permanently extended the Federal R&D Tax Credit.

The Company's U.S. Federal income tax returns for the tax year ended September 30, 2011 and prior years have been audited by the IRS and are closed to further adjustments by the IRS. The IRS has closed its audit of the Company's tax returns for the years ended September 30, 2012 and 2013; however, the Company has filed a protest related to the taxation of a foreign subsidiary. The IRS is currently auditing the Company's tax returns for the years ended September 30, 2014 and 2015. An acquired subsidiary is also under examination by the IRS for calendar years 2012 and 2013 legacy tax filings. The Company is also currently under audit in various U.S. states and non-U.S. jurisdictions. The U.S. states and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company had net income tax payments of $63 million and $2 million during the three months ended December 31, 2016 and 2015, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company has gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $45 million and $45 million as of December 31, 2016 and September 30, 2016, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $20 million and $20 million as of December 31, 2016 and September 30, 2016, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $2 million, based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in Income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position were not significant as of December 31, 2016 and September 30, 2016, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations were not significant for the three months ended December 31, 2016 and 2015, respectively.

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

Assets and liabilities
The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and September 30, 2016 are as follows:

		December 31, 2016	September 30, 2016
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$58	$55
Interest rate swap assets	Level 2	17	35
Foreign currency forward exchange contract assets	Level 2	13	11
Foreign currency forward exchange contract liabilities	Level 2	(18)	(13)
Contingent consideration for ICG acquisition	Level 3	(13)	(13)
Contingent consideration for Pulse.aero acquisition	Level 3	(5)	—

There were no transfers between Levels of the fair value hierarchy during the three months ended December 31, 2016 or 2015.

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

Contingent consideration represents the estimated fair value of post-closing consideration owed to the sellers associated with the International Communications Group, Inc. (ICG) acquisition, which occurred on August 6, 2015, and the Pulse.aero acquisition (see Note 3). The contingent consideration is categorized as Level 3 in the fair value hierarchy and the fair value is determined using a probability-weighted approach. The liabilities recorded were derived from the estimated probability that certain contingent payment milestones will be met in accordance with the terms of the purchase agreements.

As of December 31, 2016, there has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.

Financial instruments
The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	December 31, 2016		September 30, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$308	$308	$340	$340
Short-term debt	(920)	(920)	(740)	(740)
Long-term debt	(1,339)	(1,422)	(1,339)	(1,508)

The fair value of cash and cash equivalents, and the commercial paper portion of short-term debt, approximates their carrying value due to the short-term nature of the instruments. These items are within Level 1 of the fair value hierarchy. Fair value information for notes due December 2016 classified as short-term debt at September 30, 2016 and all long-term debt is within Level 2 of the fair value hierarchy. The fair value of these financial instruments was based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities and degree of risk. The carrying amount and fair value of short-term and long-term debt excludes the interest rate swaps fair value adjustment. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

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

The Company designated both the 2019 and the 2023 Swaps (the Swaps) as fair value hedges. The Swaps are recorded within Other Assets at a fair value of $17 million, offset by a fair value adjustment to Long-term Debt (Note 8) of $17 million at December 31, 2016. At September 30, 2016, the Swaps were recorded within Other Assets at a fair value of $35 million, offset by a fair value adjustment to Long-term Debt (Note 8) of $35 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of December 31, 2016 and September 30, 2016, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $386 million and $384 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of December 31, 2016 and September 30, 2016 are as follows:

		Asset Derivatives
(in millions)	Classification	December 31, 2016	September 30, 2016
Foreign currency forward exchange contracts	Other current assets	$13	$11
Interest rate swaps	Other assets	17	35
Total		$30	$46

		Liability Derivatives
(in millions)	Classification	December 31, 2016	September 30, 2016
Foreign currency forward exchange contracts	Other current liabilities	$18	$13

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. As of December 31, 2016, there were undesignated foreign currency forward exchange contracts classified within Other current assets of $1 million and Other current liabilities of $2 million.

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended December 31, 2016 and 2015 is as follows:

		Amount of Gain (Loss)
		Three Months Ended
		December 31
(in millions)	Location of Gain (Loss)	2016	2015
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Interest rate swaps	Interest expense	$2	$3
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of loss recognized in AOCL (effective portion, before deferred tax impact)	AOCL	(4)	(1)
Amount of loss reclassified from AOCL into income	Cost of sales	(1)	(2)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	(1)	(3)

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three months ended December 31, 2016. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three months ended December 31, 2016.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of December 31, 2016. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

The Company expects to reclassify approximately $5 million of AOCL losses from cash flow hedges into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at December 31, 2016 was 63 months.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Three Months Ended
	December 31
(in millions)	2016	2015
Balance at beginning of year	$87	$89
Warranty costs incurred	(10)	(10)
Product warranty accrual	9	9
Changes in estimates for prior years	(2)	(1)
Balance at December 31, 2016	$84	$87

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at December 31, 2016 were $253 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had, and will continue to have, an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company, alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of December 31, 2016, the Company is involved in the investigation or remediation of seven sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for six of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur for one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of December 31, 2016, which represents management’s best estimate of the probable future cost for this site.

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

18.	Restructuring and Asset Impairment Charges

During the three months ended December 31, 2015, the Company recorded corporate restructuring and asset impairment charges of $45 million. There were no corporate restructuring or asset impairment charges recorded during the three months ended December 31, 2016. The $45 million of charges were recorded in 2016 as follows:

(in millions)	Cost of Sales	Selling, General and Administrative Expenses	Total
Employee separation costs	$31	$8	$39
Asset impairment charges	2	4	6
Restructuring and asset impairment charges	$33	$12	$45

The employee separation costs primarily resulted from the Company's execution of a voluntary separation incentive program in response to certain challenging market conditions, particularly in business aviation. All employee separation costs were paid in

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2016. Asset impairment charges primarily related to the write-down to fair market value of a corporate asset, as well as the write-off of certain long-lived assets.

19.	Business Segment Information

Sales and earnings from continuing operations of the Company's operating segments are summarized as follows:

	Three Months Ended
	December 31
(in millions)	2016	2015
Sales:
Commercial Systems	$549	$562
Government Systems	475	451
Information Management Services	169	156
Total sales	$1,193	$1,169

Segment operating earnings:
Commercial Systems	$125	$125
Government Systems	96	86
Information Management Services	30	24
Total segment operating earnings	251	235

Interest expense(1)	(20)	(15)
Stock-based compensation	(6)	(6)
General corporate, net	(11)	(12)
Transaction costs for pending B/E Aerospace acquisition(1)	(11)	—
Restructuring and asset impairment charges	—	(45)
Income from continuing operations before income taxes	203	157
Income tax expense	(58)	(24)
Income from continuing operations	$145	$133
(1) During the three months ended December 31, 2016, the Company incurred $3 million of bridge facility fees related to the pending B/E Aerospace acquisition. These costs are included in Interest expense; therefore total transaction costs related to the pending acquisition of B/E Aerospace during this time period were $14 million.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes sales by category for the three months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31
(in millions)	2016	2015
Commercial Systems sales categories:
Air transport aviation electronics	$329	$327
Business and regional aviation electronics	220	235
Commercial Systems sales	549	562

Government Systems sales categories:
Avionics	319	293
Communication and navigation	156	158
Government Systems sales	475	451

Information Management Services sales	169	156

Total sales	$1,193	$1,169

The air transport and business and regional aviation electronics sales categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three months ended December 31, 2016 and 2015 sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $6 million and $11 million, respectively.

20.	Subsequent Event

On January 31, 2017, the Board of Directors declared a quarterly cash dividend of $0.33 per share on its common stock, payable March 6, 2017, to shareholders of record at the close of business on February 13, 2017.

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

On October 23, 2016, we reached a definitive agreement to acquire B/E Aerospace for approximately $6.4 billion in cash and stock, plus the assumption of $1.9 billion in net debt. The transaction combines our capabilities in flight deck avionics, cabin electronics, mission communications, simulation and training, and information management systems with B/E Aerospace's range of cabin interior products, which include seating, food and beverage preparation and storage equipment, lighting and oxygen systems, and modular galley and lavatory systems for commercial airliners and business jets. The acquisition is expected to significantly increase our scale and diversify our product portfolio, customer mix and geographic presence. The transaction is expected to close during the spring of 2017. During the three months ended December 31, 2016, we incurred $14 million of transaction and financing costs associated with the anticipated acquisition.

Total sales for the first three months of 2017 increased 2 percent to $1.193 billion driven by 5 percent growth in Government Systems and an 8 percent growth in Information Management Services, partially offset by a 2 percent decline in Commercial Systems sales. We expect Government Systems sales to grow low-to-mid single-digits in 2017. We expect Information Management Services to have mid-to-high single digit growth throughout the year in 2017. Commercial Systems sales are expected to be about flat for the year. Commercial Systems sales in the first half of the year are expected to decline low single-digits primarily due to headwinds from lower business jet sales. Over the second half of the year, we expect Commercial Systems sales to increase low single-digits as air transport production rates increase, new products enter into service and ADS-B mandate revenues begin to accelerate.

Total segment operating margins(1) improved 90 basis points to 21.0 percent driven by the increase in sales, a reduction in company-funded research and development expense, and cost savings initiatives. Earnings per share for the first three months of 2017 increased to $1.10 compared to $1.00 in the prior year. Earnings per share from continuing operations for the first three months of 2017 include 10 cents of transaction and financing costs related to the pending acquisition of B/E Aerospace. Earnings per share from continuing operations in the first three months of 2016 included an18 cent benefit from the retroactive reinstatement of the Federal Research & Development Tax Credit, offset by a 21 cent restructuring and asset impairment charge. The restructuring charge was initiated as a result of certain challenging market conditions, particularly in business aviation.

The following is a summary of our company's financial guidance for 2017, which is unchanged from the original issuance on October 23, 2016. This guidance is based on stand-alone expectations for Rockwell Collins in fiscal year 2017 and does not contemplate the impact of the pending acquisition of B/E Aerospace:

•	total sales between $5.3 billion and $5.4 billion

•	total segment operating margins of about 21.0 percent (1)

•	cash provided by operating activities of $800 million to $900 million, which includes an expected $50 million net increase in pre-production engineering costs included in inventory

•	capital expenditures of about $200 million

•	total research and development investment of $900 million to $950 million (2)

•	full year income tax rate of 28 percent to 29 percent

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

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for the three months ended December 31, 2016 and 2015, and should be read in conjunction with our condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Sales

	Three Months Ended
	December 31
(in millions)	2016	2015
Total sales	$1,193	$1,169
Percent increase	2%

Total sales increased $24 million, or 2 percent, for the three months ended December 31, 2016, compared to the same period in the prior year. Government Systems sales increased by $24 million, Information Management Services sales increased by $13 million and Commercial Systems sales decreased by $13 million.

Refer to the Commercial Systems, Government Systems and Information Management Services sections of the Segment Financial Results below for detailed sales discussions.

Cost of Sales

	Three Months Ended
	December 31
(in millions)	2016	2015
Total cost of sales	$816	$836
Percent of total sales	68.4%	71.5%

Cost of sales consists of all costs incurred to design and manufacture our products and provide our services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization, service and support and other related expenses.

For the three months ended December 31, 2016, total cost of sales decreased $20 million, or 2 percent, compared to the same period in the prior year, primarily due to the following:

•	$33 million of asset and restructuring charges recorded in the three months ended December 31, 2015

•	a $7 million reduction in company-funded R&D expense, as detailed in the Research and Development Expense section below

•
partially offset by a $23 million increase from higher sales volume which was unfavorably impacted by sales mix and favorably impacted by benefits from cost savings initiatives from restructuring plans announced in 2016

Research and Development Expense

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended
	December 31
(in millions)	2016	2015
Customer-funded:
Commercial Systems	$65	$47
Government Systems	98	87
Information Management Services	2	2
Total customer-funded	165	136
Company-funded:
Commercial Systems	27	35
Government Systems	18	17
Information Management Services (1)	—	—
Total company-funded	45	52
Total R&D expense	$210	$188
Percent of total sales	17.6%	16.1%
(1) R&D expenses for the Information Management Services segment do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property on the Condensed Consolidated Statement of Financial Position.
We make significant investments in R&D to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $11 million and $9 million for the three months ended December 31, 2016 and 2015, respectively.

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

For the three months ended December 31, 2016, total R&D expense increased $22 million, compared to the same period in the prior year. The customer-funded portion of R&D expense increased $29 million. Commercial Systems accounted for $18 million of the increase due to increased development expenditures for international regional jet programs. In addition, customer-funded expenditures for Government Systems increased $11 million due to higher costs for fixed wing programs. Company-funded R&D expense decreased $7 million, primarily due to lower costs incurred for business aviation programs in Commercial Systems.

In addition to the R&D expenses above, development expenditures incurred for the Boeing 737 MAX platform, the Bombardier CSeries and Global 7000/8000 programs during the three months ended December 31, 2016 resulted in a gross $38 million increase to our investments in pre-production engineering programs capitalized within inventory.

Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

	Three Months Ended
	December 31
(in millions)	2016	2015
Selling, general and administrative expenses	$159	$163
Percent of total sales	13.3%	13.9%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

For the three months ended December 31, 2016, total SG&A expenses decreased $4 million, compared to the same period in the prior year, primarily due to the following:

•	$12 million of restructuring and asset impairment charges recorded in three months ended December 31, 2015

•	the benefit of cost savings initiatives from the above restructuring plans

•	partially offset by $11 million of transaction costs incurred during the three months ended December 31, 2016 associated with the pending acquisition of B/E Aerospace

Interest Expense

	Three Months Ended
	December 31
(in millions)	2016	2015
Interest expense	$20	$15
Interest expense increased by $5 million for the three months ended December 31, 2016 primarily due to the following:

•
$3 million of fees incurred during the three months ended December 31, 2016 associated with the new bridge credit agreement entered into in December 2016 pursuant to the pending acquisition of B/E Aerospace

•	higher interest rates on commercial paper for the three months ended December 31, 2016 compared to the same period in the prior year

See Note 8 of the Notes to Condensed Consolidated Financial Statements for more detail regarding outstanding debt.

Net Income and Diluted Earnings Per Share

	Three Months Ended
	December 31
(in millions, except per share amounts)	2016	2015
Income from continuing operations	$145	$133
Percent of sales	12.2%	11.4%

Income from discontinued operations, net of taxes	—	2
Net income	$145	$135

Diluted earnings per share from continuing operations	$1.10	$1.00
Diluted earnings per share from discontinued operations	—	0.02
Diluted earnings per share	$1.10	$1.02

Weighted average diluted common shares	131.9	132.8

For the three months ended December 31, 2016, income from continuing operations, net of taxes, was $145 million, up 9 percent, or $12 million, from the $133 million reported in the same period in the prior year. Diluted earnings per share from continuing operations increased 10 percent to $1.10 during this same period. The rate of increase in diluted earnings per share from continuing operations was more than the rate of increase in income from continuing operations, net of taxes, because of the favorable impacts from our share repurchase program.

Income from continuing operations, net of taxes, and diluted earnings per share from continuing operations for the three months ended December 31, 2016 increased primarily due to:

•	the absence of $45 million of pre-tax restructuring and asset impairment charges recorded in the three months ended December 31, 2015

•	total segment operating earnings increased $16 million as operating earnings increased $10 million in Government Systems and $6 million in Information Management Services

•
partially offset by a $34 million increase in income tax expense primarily due to the retroactive benefit from the reinstatement of the Federal R&D Tax Credit in the three months ended December 31, 2015 as well as higher pre-tax income in the three months ended December 31, 2016 compared to the same period in the prior year

•	also offset by $14 million of transaction and financing costs incurred during the three months ended December 31, 2016 associated with the pending acquisition of B/E Aerospace

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

	Three Months Ended
	December 31
(in millions)	2016	2015
Air transport aviation electronics:
Original equipment	$200	$183
Aftermarket	123	133
Wide-body in-flight entertainment (IFE)	6	11
Total air transport aviation electronics	329	327
Business and regional aviation electronics:
Original equipment	118	130
Aftermarket	102	105
Total business and regional aviation electronics	220	235
Total	$549	$562
Percent (decrease)	(2)%

For the three months ended December 31, 2016, total air transport aviation electronics sales increased $2 million, or 1 percent, compared to the same period in the prior year, primarily due to the following:

•	original equipment sales increased $17 million, or 9 percent, primarily due to higher Airbus A350 production rates and favorable customer timing for airline selectable equipment

•
aftermarket sales decreased $10 million, or 8 percent, primarily due to lower spares provisioning for Boeing 787 and Airbus A350 aircraft as well as lower head-up display retrofit sales to customers in China

•	wide-body IFE sales decreased $5 million, or 45 percent, as airlines decommissioned their legacy IFE systems

For the three months ended December 31, 2016, total business and regional aviation electronics sales decreased $15 million, or 6 percent, compared to the same period in the prior year, primarily due to the following:

•
original equipment sales decreased $12 million, or 9 percent, primarily due to certain lower business aircraft OEM production rates, partially offset by higher product deliveries for the Bombardier CSeries program and higher customer-funded development program revenues

•	aftermarket sales decreased $3 million, or 3 percent, primarily due to lower regulatory mandate upgrade activity, partially offset by higher flight deck retrofit activity

Commercial Systems Segment Operating Earnings

	Three Months Ended
	December 31
(in millions)	2016	2015
Segment operating earnings	$125	$125
Percent of sales	22.8%	22.2%

For the three months ended December 31, 2016, Commercial Systems operating earnings were flat compared to the same period in the prior year, primarily due to the following:

•
operating earnings were negatively impacted by a $13 million decrease in sales and sales mix, as lower margin customer-funded development revenues increased and higher margin business jet OEM sales decreased in the three months ended December 31, 2016

•	partially offset by an $8 million decrease in company-funded R&D expense

•	in addition, operating earnings benefited from cost savings initiatives from restructuring plans announced in 2016

The increase in operating earnings as a percent of sales for the three months ended December 31, 2016 compared to the same period in the prior year was primarily due to lower company-funded R&D expense, partially offset by lower sales volume and unfavorable sales mix.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended
	December 31
(in millions)	2016	2015
Avionics	$319	$293
Communication and navigation	156	158
Total	$475	$451
Percent increase	5%

For the three months ended December 31, 2016, total avionics sales increased $26 million, or 9 percent, compared to the same period in the prior year, primarily due to the following:

•	a $15 million increase from higher simulation and training sales

•	a $12 million increase from higher fixed wing sales

For the three months ended December 31, 2016, total communication and navigation sales decreased $2 million, or 1 percent, compared to the same period in the prior year, primarily due to the following:

•	an $11 million decrease from lower legacy communication sales

•	partially offset by $9 million in other net increases to revenue, primarily due to higher data links sales

Government Systems Segment Operating Earnings

	Three Months Ended
	December 31
(in millions)	2016	2015
Segment operating earnings	$96	$86
Percent of sales	20.2%	19.1%

For the three months ended December 31, 2016, Government Systems operating earnings increased $10 million, or 12 percent, compared to the same period in the prior year, primarily due to the $24 million increase in sales volume discussed in the Government Systems sales section above, which resulted in a $16 million increase in cost and an increase in earnings of $8 million, or 33 percent of the higher sales volume. The margins on the sales increase were favorably impacted by benefits from cost savings initiatives from restructuring plans announced in 2016.

The increase in operating earnings as a percent of sales for the three months ended December 31, 2016 compared to the same period in the prior year was primarily due to higher sales volume.

Information Management Services Financial Results

Information Management Services Sales

The following table presents Information Management Services sales:

	Three Months Ended
	December 31
(in millions)	2016	2015
Sales	$169	$156
Percent increase	8%

For the three months ended December 31, 2016, total Information Management Services sales increased $13 million, or 8 percent, compared to the same period in the prior year primarily due to double-digit growth in aviation-related sales, and 2 percent growth in non-aviation related sales from timing of nuclear security programs.

Information Management Services Segment Operating Earnings

	Three Months Ended
	December 31
(in millions)	2016	2015
Segment operating earnings	$30	$24
Percent of sales	17.8%	15.4%

For the three months ended December 31, 2016, Information Management Services operating earnings increased $6 million, or 25 percent, primarily due to higher sales volume. As discussed in the Information Management Services sales section above, total Information Management Services sales increased $13 million, which resulted in a $5 million increase in cost and an increase in earnings of $6 million, or 46 percent of the higher sales volume.

The increase in operating earnings as a percent of sales for the three months ended December 31, 2016 compared to the same period in the prior year was primarily due to higher sales volume.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of sales, SG&A and Other income, net on the Condensed Consolidated Statement of Operations. General corporate, net is summarized as follows:

	Three Months Ended
	December 31
(in millions)	2016	2015
General corporate, net	$11	$12

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

	Three Months Ended
	December 31
(in millions)	2016	2015
Pension benefits	$(6)	$(6)
Other retirement benefits	3	3
Net benefit (income)	$(3)	$(3)

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

During the three months ended December 31, 2016, we made a $55 million voluntary contribution to our U.S. qualified pension plan. There is no minimum statutory funding requirement for 2017 and we do not currently expect to make any additional discretionary contributions during 2017 to our U.S. qualified pension plan. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total $13 million in 2017.

Other Retirement Benefits
We expect other retirement benefits expense of approximately $14 million in 2017, compared to $14 million of expense in 2016.

Defined Contribution Savings Plans
We expect expense related to employer contributions to defined contribution savings plans of approximately $105 million in 2017, compared to $95 million in 2016.

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

During the three months ended December 31, 2016 and 2015, the effective income tax rate from continuing operations was 28.6 percent and 15.3 percent, respectively. The lower prior year effective income tax rate from continuing operations was primarily due to the retroactive reinstatement of the Federal R&D Tax Credit which had previously expired on December 31, 2014. On December 18, 2015, the Protecting Americans from Tax Hikes Act was enacted, which retroactively reinstated and permanently extended the Federal R&D Tax Credit.

For fiscal year 2017, our effective income tax rate is projected to be 28 to 29 percent.

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

Operating Activities

	Three Months Ended
	December 31
(in millions)	2016	2015
Cash (used for) operating activities from continuing operations	$(101)	$(91)

The $10 million increase in cash used for operating activities during the three months ended December 31, 2016, compared to the same period in the prior year, was primarily due to the following:

•
cash payments for income taxes increased $61 million to $63 million during the three months ended December 31, 2016, compared to $2 million during the same period in the prior year. The increase in cash used for income tax payments was primarily from the retroactive reinstatement of the Federal R&D tax credit as a result of the Protecting Americans from Tax Hikes Act in the three months ended December 31, 2015, as well as higher pre-tax income from continuing operations in the three months ended December 31, 2016 compared to the same period in the prior year

•	payments for transaction and financing costs associated with the pending B/E Aerospace acquisition of $22 million during the three months ended December 31, 2016

•
the above items were partially offset by higher cash receipts from customers which increased by $51 million to $1.214 billion in the three months ended December 31, 2016, compared to $1.163 billion in the three months ended December 31, 2015. The increase in cash receipts from customers was more than the sales volume increase of $24 million due to the timing of sales relative to the collection of receivables from customers

•
in addition, payments for employee incentive pay decreased $16 million. Incentive pay is expensed in the year incurred and then paid in the first fiscal quarter of the following year. In the three months ended December 31, 2016, $121 million was paid for employee incentive pay costs expensed during 2016. This compares to $137 million paid during the three months ended December 31, 2015 for employee incentive pay costs expensed during 2015

Investing Activities

	Three Months Ended
	December 31
(in millions)	2016	2015
Cash (used for) investing activities from continuing operations	$(63)	$(48)

Cash used for investing activities for the three months ended December 31, 2016 increased $15 million, compared to the three months ended December 31, 2015, primarily due to the following:

•	we paid $11 million of the $13 million purchase price for the December 2016 acquisition of Pulse.aero

•	a $4 million increase in cash payments for property additions for the three months ended December 31, 2016, compared to the same period in the prior year

Financing Activities

	Three Months Ended
	December 31
(in millions)	2016	2015
Cash provided by financing activities from continuing operations	$146	$223

The $77 million decrease in cash provided by financing activities during the three months ended December 31, 2016, compared to the three months ended December 31, 2015, was primarily due to the following:

•	repayment of $300 million of variable rate long-term debt that matured in December 2016

•	partially offset by a net increase in proceeds from short-term commercial paper borrowings of $123 million

•
in addition, cash repurchases of common stock decreased $91 million to $5 million during the three months ended December 31, 2016, compared to $96 million repurchased during the same period in the prior year

•	also, proceeds received from the exercise of stock options increased $12 million

Financial Condition and Liquidity

We maintain a capital structure that we believe enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure has provided the strength and flexibility necessary to pursue strategic growth opportunities and return value to our shareowners.

A comparison of key elements of our financial condition as of December 31, 2016 and September 30, 2016 are as follows:

(in millions)	December 31, 2016	September 30, 2016
Cash and cash equivalents	$308	$340

Short-term debt	(920)	(740)
Long-term debt, net	(1,356)	(1,374)
Total debt	$(2,276)	$(2,114)
Total equity	$2,208	$2,084
Debt to total capitalization (1)	51%	50%
(1) Calculated as Total debt divided by the sum of Total debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium-sized acquisitions, dividends and share repurchases from cash generated from operating activities. As of December 31, 2016, approximately 88 percent of our cash and cash equivalents reside at non-U.S. locations and may not be readily accessible for use in the U.S., due to potential adverse income tax implications and other statutory limitations. We do not currently intend to repatriate cash and cash equivalents held at non-U.S. locations, as we anticipate utilizing this cash to fund foreign operations and international growth.

Due to the fluctuations of cash flows, we supplement our internally-generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1.2 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At December 31, 2016, short-term commercial paper borrowings outstanding were $920 million with a weighted-average interest rate and maturity period of 1.06 percent and 12 days, respectively. During December 2016, we utilized commercial paper borrowing proceeds to repay the $300 million variable-rate note due December 2016 (see Note 8). At September 30, 2016, short-term commercial paper borrowings outstanding were $440 million, with a weighted-average interest rate and maturity period of 0.79 percent and 15 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during the three months ended December 31, 2016 was $1.064 billion.

On December 16, 2016, we entered into a new $1.2 billion five-year senior unsecured revolving credit agreement with various banks that expires in December 2021. This revolving credit facility replaces the previous $1 billion and $200 million revolving credit facilities that would have expired in December 2018 and February 2017, respectively.

In December 2016, we entered into a $4.35 billion 364-day senior unsecured bridge term loan agreement and a $1.5 billion 3-year senior unsecured term loan credit agreement. If drawn upon, the proceeds of the borrowings under these facilities will be used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses.

The revolving credit agreement, bridge credit agreement and term loan credit agreement include one financial covenant requiring us to maintain a consolidated debt to total capitalization ratio of not greater than 68 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans). The ratio was 36 percent at December 31, 2016.

In addition, alternative sources of liquidity could include funds available from the issuance of equity securities, debt securities and potential asset securitization strategies.

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing, as well as the cost of such financing. Our strong credit ratings have enabled continued access to both short-term and long-term credit markets.

The following is a summary of our credit ratings as of December 31, 2016:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F2	A-	Negative
Moody’s Investors Service	P-2	A3	Negative
Standard & Poor’s	A-2	A-	Negative

We were in compliance with all debt covenants at December 31, 2016 and September 30, 2016.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, on October 23, 2016, the Company entered into a definitive agreement to acquire B/E Aerospace. Pursuant to that announcement and the Company’s plans to finance the acquisition, each of the credit rating agencies have placed the Company on credit review with potential negative implications. While we expect that additional debt issued in connection with the pending B/E Aerospace transaction will result in a downgrade to the Company’s credit ratings, we expect those credit ratings to remain at an investment grade level. We do not expect this change to our credit ratings to impact the Company’s ability to access short-term or long-term debt financing, but the cost of such financing could increase.

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 16 of the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires management of the Company to make estimates, judgments and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of our financial statements are described in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2016. Actual results in these areas could differ from management's estimates.

CAUTIONARY STATEMENT

This quarterly report contains statements, including statements regarding certain projections, business trends and the proposed acquisition of B/E Aerospace that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers and suppliers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; adjustments to the commercial OEM production rates and the aftermarket; the impacts of natural disasters and pandemics, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption; delays related to the award of domestic and international contracts; delays in customer programs, including new aircraft programs entering service later than anticipated; the continued support for military transformation and modernization programs; potential impact of volatility in oil prices, currency exchange rates or interest rates on the commercial aerospace industry or our business; the impact of terrorist events on the commercial aerospace industry; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; potential unavailability of our mission-critical data and voice communication networks; unfavorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us, our customers, and our suppliers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to internal performance plans such as restructuring activities, productivity and quality improvements and cost reduction initiatives; achievement of ARINC integration and synergy plans as well as our other acquisition and related integration plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including compliance requirements associated with U.S. Government work, export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; the uncertainties of the outcome of lawsuits, claims and legal proceedings; risk that one or more closing conditions to the acquisition of B/E Aerospace, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed transaction, may require conditions, limitations or restrictions in connection with such approvals or that the required approval by the shareholders of each of B/E Aerospace and Rockwell Collins may not be obtained; risk of unexpected costs, charges or expenses resulting from the proposed acquisition of B/E Aerospace; uncertainty of the expected financial performance of the combined company following completion of the proposed acquisition of B/E Aerospace; failure to realize the anticipated benefits of the proposed acquisition of B/E Aerospace, including as a result of delay in completing the proposed transaction or integrating the businesses of Rockwell Collins and B/E Aerospace; risk to the ability of the combined company to implement its business strategy; risk of an occurrence of any event that could give rise to termination of the merger agreement; risk that stockholder litigation in connection with the proposed transaction may affect the timing or occurrence of the contemplated merger or result in significant costs of defense, indemnification and liability as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At December 31, 2016, we had the following unsecured long-term and short-term notes outstanding:

	December 31, 2016
(in millions)	Interest Rate	Carrying Value	Fair Value
$400 Notes due 2043	4.80%	$400	$428
$400 Notes due 2023	3.70%	400	413
$250 Notes due 2021	3.10%	250	258
$300 Notes due 2019	5.25%	300	323

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

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $29 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $31 million. The fair value of the $500 million notional value of interest rate swap contracts was a $17 million net asset at December 31, 2016. A hypothetical 10 percent increase in average market interest rates would decrease the fair value of our interest rate swap contracts by $4 million and a hypothetical 10 percent decrease in average market interest rates would increase the fair value of our interest rate swap contracts by $4 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 8, 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk
We transact business in various foreign currencies which exposes our cash flows and earnings to changes in foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are primarily denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency contracts were $386 million and $384 million at December 31, 2016 and September 30, 2016, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a $5 million net liability at December 31, 2016 and a $2 million net liability at September 30, 2016. A 10 percent increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at December 31, 2016 by $2 million. A 10 percent decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at December 31, 2016 by $3 million. For more information related to outstanding foreign currency contracts, see Notes 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of December 31, 2016, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2016 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter, pursuant to our Board-authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2016 through October 31, 2016	—	$—	—	$125	million
November 1, 2016 through November 30, 2016	—	$—	—	$125	million
December 1, 2016 through December 31, 2016	—	$—	—	$125	million
Total/Average	—	$—	—
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

Dated: February 8, 2017

S-1