Form 10-Q
period 2017-03-31
ROCKWELL COLLINS INC
filed 2017-04-21
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Registrant's telephone number, including area code: (319) 295-1000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

162,383,463 shares of the registrant's Common Stock were outstanding on April 17, 2017.

ROCKWELL COLLINS, INC.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	March 31, 2017	September 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$281	$340
Receivables, net	1,135	1,094
Inventories, net	2,013	1,939
Other current assets	150	117
Total current assets	3,579	3,490

Property	1,042	1,035
Goodwill	1,928	1,919
Intangible Assets	672	667
Deferred Income Taxes	143	219
Other Assets	416	369
TOTAL ASSETS	$7,780	$7,699
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$855	$740
Accounts payable	486	527
Compensation and benefits	196	269
Advance payments from customers	265	283
Accrued customer incentives	217	246
Product warranty costs	81	87
Other current liabilities	151	194
Total current liabilities	2,251	2,346

Long-term Debt, Net	1,354	1,374
Retirement Benefits	1,533	1,660
Other Liabilities	240	235

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: March 31, 2017, 143.8; September 30, 2016, 143.8)	1	1
Additional paid-in capital	1,514	1,506
Retained earnings	3,554	3,327
Accumulated other comprehensive loss	(1,873)	(1,898)
Common stock in treasury, at cost (shares held: March 31, 2017, 12.6; September 30, 2016, 13.6)	(800)	(858)
Total shareowners’ equity	2,396	2,078
Noncontrolling interest	6	6
Total equity	2,402	2,084
TOTAL LIABILITIES AND EQUITY	$7,780	$7,699

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2017	2016	2017	2016
Sales:
Product sales	$1,119	$1,101	$2,099	$2,069
Service sales	223	210	436	411
Total sales	1,342	1,311	2,535	2,480

Costs, expenses and other:
Product cost of sales	779	760	1,447	1,451
Service cost of sales	151	147	299	292
Selling, general and administrative expenses	158	160	317	323
Interest expense	25	17	45	32
Other income, net	(4)	(8)	(9)	(10)
Total costs, expenses and other	1,109	1,076	2,099	2,088

Income from continuing operations before income taxes	233	235	436	392
Income tax expense	65	63	123	87
Income from continuing operations	168	172	313	305

Income (loss) from discontinued operations, net of taxes	—	(1)	—	1

Net income	$168	$171	$313	$306

Earnings (loss) per share:
Basic
Continuing operations	$1.28	$1.31	$2.39	$2.33
Discontinued operations	—	—	—	—
Basic earnings per share	$1.28	$1.31	$2.39	$2.33

Diluted
Continuing operations	$1.27	$1.30	$2.37	$2.30
Discontinued operations	—	(0.01)	—	0.01
Diluted earnings per share	$1.27	$1.29	$2.37	$2.31

Weighted average common shares:
Basic	130.9	130.8	130.7	131.1
Diluted	132.4	132.3	132.1	132.7

Cash dividends per share	$0.33	$0.33	$0.66	$0.66

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2017	2016	2017	2016
Net income	$168	$171	$313	$306
Unrealized foreign currency translation adjustments	12	8	(9)	—
Pension and other retirement benefits adjustments (net of taxes for the three and six months ended March 31, 2017 of $9 and $18, respectively; net of taxes for the three and six months ended March 31, 2016 of $8 and $16, respectively)	16	13	32	26
Foreign currency cash flow hedge adjustments (net of taxes for the three and six months ended March 31, 2017 of $1 and $1, respectively; net of taxes for the three and six months ended March 31, 2016 of $1 and $1, respectively)	5	2	2	3
Comprehensive income	$201	$194	$338	$335

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	March 31
	2017	2016
Operating Activities:
Net income	$313	$306
Income from discontinued operations, net of tax	—	1
Income from continuing operations	313	305
Adjustments to arrive at cash provided by operating activities:
Non-cash restructuring charges	—	6
Depreciation	75	71
Amortization of intangible assets and pre-production engineering costs	50	54
Stock-based compensation expense	13	15
Compensation and benefits paid in common stock	33	27
Deferred income taxes	15	48
Pension plan contributions	(63)	(63)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(52)	(50)
Production inventory	(67)	(87)
Pre-production engineering costs	(76)	(97)
Accounts payable	(28)	(23)
Compensation and benefits	(71)	(68)
Advance payments from customers	(16)	(64)
Accrued customer incentives	(29)	8
Product warranty costs	(6)	(5)
Income taxes	(36)	5
Other assets and liabilities	(54)	(37)
Cash Provided by Operating Activities from Continuing Operations	1	45
Investing Activities:
Property additions	(90)	(93)
Acquisition of business, net of cash acquired	(11)	(17)
Other investing activities	(1)	—
Cash (Used for) Investing Activities from Continuing Operations	(102)	(110)
Financing Activities:
Repayment of short-term borrowings	(300)	—
Purchases of treasury stock	(5)	(188)
Cash dividends	(86)	(86)
Increase in short-term commercial paper borrowings, net	415	372
Proceeds from the exercise of stock options	27	13
Other financing activities	(1)	(1)
Cash Provided by Financing Activities from Continuing Operations	50	110
Effect of exchange rate changes on cash and cash equivalents	(8)	3
Cash Provided by Discontinued Operations	—	—
Net Change in Cash and Cash Equivalents	(59)	48
Cash and Cash Equivalents at Beginning of Period	340	252
Cash and Cash Equivalents at End of Period	$281	$300

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at September 30, 2016	130.2	$1	$1,506	$3,327	$(1,898)	$(858)	$6	$2,084
Net income	—	—	—	313	—	—	—	313
Other comprehensive income	—	—	—	—	25	—	—	25
Cash dividends	—	—	—	(86)	—	—	—	(86)
Shares issued:
Exercise of stock options	0.4	—	(3)	—	—	30	—	27
Vesting of performance shares and restricted stock units	0.1	—	(12)	—	—	5	—	(7)
Employee stock purchase plan	—	—	1	—	—	4	—	5
Employee savings plan	0.1	—	9	—	—	19	—	28
Stock-based compensation	0.3	—	13	—	—	—	—	13
Balance at March 31, 2017	131.1	$1	$1,514	$3,554	$(1,873)	$(800)	$6	$2,402

Balance at September 30, 2015	131.9	$2	$1,519	$5,124	$(1,699)	$(3,071)	$5	$1,880
Net income	—	—	—	306	—	—	—	306
Other comprehensive income	—	—	—	—	29	—	—	29
Cash dividends	—	—	—	(86)	—	—	—	(86)
Shares issued:
Exercise of stock options	0.2	—	(1)	—	—	14	—	13
Vesting of performance shares and restricted stock units	0.1	—	(12)	—	—	4	—	(8)
Employee stock purchase plan	0.1	—	1	—	—	4	—	5
Employee savings plan	0.2	—	7	—	—	15	—	22
Stock-based compensation	—	—	15	—	—	—	—	15
Treasury share repurchases	(2.1)	—	—	—	—	(188)	—	(188)
Treasury share retirements (1)	—	(1)	(44)	(2,353)	—	2,398	—	—
Other	—	—	—	—	—	—	1	1
Balance at March 31, 2016	130.4	$1	$1,485	$2,991	$(1,670)	$(824)	$6	$1,989
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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

On October 23, 2016, the Company reached a definitive agreement to acquire B/E Aerospace, a leading manufacturer of aircraft cabin interior products. On April 13, 2017, the transaction was consummated for $6.6 billion in cash and stock, plus the assumption of $2.0 billion in net debt. The Company financed the cash portion of the transaction with debt financing (see Notes 8 and 20). In future periods, B/E Aerospace results will be reported as part of a newly created Interior Systems segment. For additional information regarding the acquisition, refer to Note 20.

2.	Recently Issued Accounting Standards

In March 2017, the Financial Accounting Standards Board (FASB) issued a new standard on the presentation of the net periodic cost of postretirement benefit programs. The new standard requires sponsors of defined benefit postretirement plans to present the non-service cost components of net periodic benefit cost separate from the service cost component on the income statement. The new standard also requires that the non-service cost components of net periodic benefit cost no longer be capitalized within assets. The Company is evaluating the effects the standard will have on the Company's consolidated financial statements and related disclosures beyond the change in income statement presentation. This new standard is effective for the Company in 2019, with early adoption permitted.

In January 2017, the FASB issued a new standard which simplifies testing for goodwill impairment. The new standard eliminates Step 2 of the goodwill impairment test, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. Under the amendments in this update, a goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. This new standard is effective for the Company in 2021, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued a new standard on the measurement of credit losses, which will impact the Company's measurement of trade receivables. The new standard replaces the current incurred loss model with a forward-looking expected loss model that is likely to result in earlier recognition of losses. The new standard also increases disclosure requirements and is

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

In May 2014, the FASB issued a comprehensive new revenue recognition standard that effectively replaces all current guidance on the topic. Several amendments to the new standard have been issued, which are intended to resolve potential implementation challenges and drive consistent interpretation and application of the new standard. The new standard is effective for the Company in 2019, with early adoption permitted, but not earlier than 2018. The guidance permits use of either a retrospective or cumulative effect transition method.

The Company's interpretation of the new standard is substantially complete and the Company has prepared an initial assessment of the impacts of adoption on its consolidated financial statements and disclosures. Anticipated changes under the new standard include accounting for development costs and associated customer funding related to commercial contracts, increased use of over time revenue recognition based on costs incurred for government contracts and the elimination of Customer relationship intangible assets related to free products provided to customers as up-front sales incentives. The new standard also significantly enhances required disclosures regarding revenue and related assets and liabilities.

Of the anticipated changes, the Company expects that the change in accounting for commercial contract development costs and associated customer funding is likely to have the most significant impact on the financial statements. Customer funding received for development effort is currently recognized as revenue as the development activities are performed. Under the new standard, the Company has concluded that the development effort does not represent a performance obligation. Therefore, customer funding specific to the development effort must be deferred as a contract liability and recognized as revenue when products are delivered to the customer, delaying the timing of revenue recognition. The Company currently expenses development costs associated with commercial contracts unless the arrangement includes a contractual guarantee for reimbursement from the customer. Upon adoption of the new standard, development costs will be expensed as incurred except for those costs incurred pursuant to customer funding, which will be capitalized. Development costs incurred pursuant to contractual guarantees for reimbursement will no longer be capitalized as pre-production engineering costs within Inventory.

The Company continues to evaluate the impacts associated with the new standard, assess the implications of the B/E Aerospace acquisition (see Note 20) on the implementation plan and refine estimated impacts of adoption on the financial statements and related disclosures. The Company is in the process of implementing changes to business processes, systems and internal controls required to implement the new accounting standard. The Company has not yet selected an adoption date or transition method.

Other new accounting standards issued but not effective until after March 31, 2017 are not expected to have a material impact on the Company's financial statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Acquisitions, Goodwill and Intangible Assets

Acquisitions
On December 20, 2016, the Company acquired 100 percent of the outstanding shares of Pulse.aero, a United Kingdom based company specializing in self-bag drop technologies used by airlines and airports. The purchase price, net of cash acquired, was $13 million, of which $11 million was paid during the six months ended March 31, 2017. Additional post-closing consideration of up to $5 million may be paid, contingent upon the achievement of certain revenue targets and development milestones. The Company recorded a $5 million liability on the acquisition date for the fair value of the contingent consideration. The Company is in the process of allocating the purchase price and performing a valuation for acquired intangible assets and their useful lives. Based on the Company's preliminary allocation of the purchase price, $12 million has been allocated to goodwill and $6 million to intangible assets. The intangible assets have a weighted average life of approximately 9 years. None of the goodwill resulting from the acquisition is tax deductible. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will expand the Company's airport passenger processing offerings.

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

The Pulse.aero acquisition is included in the Information Management Services segment, the Matrix product line acquisition is included in the Government Systems segment, and the ICG acquisition is included in the Commercial Systems segment. The results of operations for the acquisitions have been included in the Company's operating results for the periods subsequent to the acquisition dates. Pro-forma results of operations have not been presented, as the effect of the acquisitions are not material to the Company's condensed consolidated results of operations.

Goodwill
Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Commercial Systems	Government Systems	Information Management Services	Total
Balance at September 30, 2016	$326	$503	$1,090	$1,919
Pulse.aero acquisition	—	—	12	12
Foreign currency translation adjustments	(1)	(3)	1	(3)
Balance at March 31, 2017	$325	$500	$1,103	$1,928

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of each fiscal year, or at any time there is an indication goodwill or indefinite-lived intangibles are more-likely-than-not impaired, commonly referred to as triggering events. There have been no such triggering events during any of the periods presented and the Company's second quarter 2017 impairment tests resulted in no impairment.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Intangible Assets
Intangible assets are summarized as follows:

	March 31, 2017			September 30, 2016
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$360	$(224)	$136	$354	$(216)	$138
Backlog	6	(4)	2	6	(3)	3
Customer relationships:
Acquired	342	(116)	226	340	(106)	234
Up-front sales incentives	335	(86)	249	313	(80)	233
License agreements	14	(10)	4	14	(10)	4
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	47	—	47	47	—	47
In process research and development	7	—	7	7	—	7
Intangible assets	$1,126	$(454)	$672	$1,096	$(429)	$667

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
Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of March 31, 2017, the weighted average amortization period remaining for up-front sales incentives was approximately 10 years.
Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2017	2018	2019	2020	2021	Thereafter
Anticipated amortization expense for up-front sales incentives	$13	$20	$26	$28	$28	$140
Anticipated amortization expense for all other intangible assets	40	38	37	35	34	204
Total	$53	$58	$63	$63	$62	$344

Amortization expense for intangible assets for the three and six months ended March 31, 2017 was $13 million and $25 million, respectively, compared to $17 million and $31 million for the three and six months ended March 31, 2016.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Income (loss) from discontinued operations before income taxes	—	(1)	—	2
Income tax expense from discontinued operations	—	—	—	(1)

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	March 31, 2017	September 30, 2016
Billed	$699	$748
Unbilled	505	439
Less progress payments	(63)	(87)
Total	1,141	1,100
Less allowance for doubtful accounts	(6)	(6)
Receivables, net	$1,135	$1,094

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included in Other Assets. Receivables, net due from equity affiliates were $90 million and $68 million at March 31, 2017 and September 30, 2016, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not yet been billed to customers in accordance with applicable contract terms.

The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under factoring agreements arranged by certain customers. Under the terms of the agreements, the Company retains no rights or interest and has no obligations with respect to the sold receivables. The Company accounts for these transactions as sales of receivables and records cash proceeds when received as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. Cash provided by operating activities from participating in these programs was $136 million and $9 million during the six months ended March 31, 2017 and 2016, respectively. The cost of participating in these programs was immaterial to the Company's results.

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	March 31, 2017	September 30, 2016
Finished goods	$246	$210
Work in process	237	236
Raw materials, parts and supplies	381	354
Less progress payments	(15)	(1)
Total	849	799
Pre-production engineering costs	1,164	1,140
Inventories, net	$2,013	$1,939

The Company defers certain pre-production engineering costs during the development phase of a program, in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2017	2018	2019	2020	2021	Thereafter
Anticipated amortization expense for pre-production engineering costs	$57	$97	$137	$158	$148	$592

Amortization expense for pre-production engineering costs for the three and six months ended March 31, 2017 was $14 million and $25 million, respectively, compared to $14 million and $23 million for the three and six months ended March 31, 2016. As of March 31, 2017, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 10 years.

7.	Other Assets

Other assets are summarized as follows:

(in millions)	March 31, 2017	September 30, 2016
Long-term receivables	$175	$146
Investments in equity affiliates	8	10
Exchange and rental assets (net of accumulated depreciation of $102 at March 31, 2017 and $101 at September 30, 2016)	68	68
Other	165	145
Other Assets	$416	$369

Long-Term Receivables
Long-term receivables expected to be collected beyond the next twelve months are principally comprised of unbilled accounts receivables pursuant to sales recorded under the percentage-of-completion method of accounting that have not yet been billed to customers in accordance with applicable contract terms.

Investments in Equity Affiliates
The Company's investments in equity affiliates primarily consist of seven joint ventures, each 50 percent owned and accounted for under the equity method. The Company records income or loss from equity affiliates in Other income, net on the Condensed Consolidated Statement of Operations. The Company's sales to equity affiliates were $69 million and $136 million for the three and six months ended March 31, 2017, respectively, compared to $55 million and $101 million for the three and six months ended March 31, 2016. Deferred profit from sales to equity affiliates was $4 million at March 31, 2017 and $2 million at September 30, 2016.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service-related activities. These assets are recorded at acquisition cost or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $3 million and $5 million for the three and six months ended March 31, 2017, respectively, and $3 million and $5 million for the three and six months ended March 31, 2016.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Debt

Short-term Debt

(in millions, except weighted average amounts)	March 31, 2017	September 30, 2016
Short-term commercial paper borrowings outstanding (1)	$855	$440
Current portion of long-term debt	—	300
Short-term debt	$855	$740
Weighted average interest rate of commercial paper borrowings	1.22%	0.79%
Weighted average maturity period of commercial paper borrowings (days)	10	15
(1) The maximum amount of short-term commercial paper borrowings outstanding during the six months ended March 31, 2017 was $1.058 billion.

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1.2 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper program is supported by the Company's $1.2 billion revolving credit facility.

Revolving Credit Facilities
On December 16, 2016, the Company entered into a new $1.2 billion five-year senior unsecured revolving credit agreement with various banks. This revolving credit facility replaces the previous $1 billion and $200 million revolving credit facilities that would have expired in December 2018 and February 2017, respectively. Both of these revolving credit facilities were terminated upon the closing of the new revolving credit facility. The $1.2 billion credit facility increased to $1.5 billion concurrent with the consummation of the B/E Aerospace acquisition (see Note 20, Subsequent Events). At March 31, 2017, there were no outstanding borrowings under the Company's revolving credit facility and at September 30, 2016 there were no outstanding borrowings under the previous revolving credit facilities.

Short-term credit facilities available to non-U.S. subsidiaries were $36 million as of March 31, 2017, of which $3 million was utilized to support commitments in the form of commercial letters of credit. At March 31, 2017 and September 30, 2016, there were no borrowings outstanding under these credit facilities.

At March 31, 2017 and September 30, 2016, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

Bridge Credit Facility
On December 16, 2016, pursuant to the B/E Aerospace acquisition, the Company entered into a $4.35 billion 364-day senior unsecured bridge term loan credit agreement with various banks. As of March 31, 2017, there were no outstanding borrowings under this facility. This bridge facility terminated upon receipt of proceeds from the new notes issued to finance a portion of the B/E Aerospace acquisition (see Note 20).
Term Loan Credit Facility
On December 16, 2016, pursuant to the B/E Aerospace acquisition, the Company entered into a $1.5 billion 3-year senior unsecured term loan credit agreement with various banks. Borrowings under the term loan facility are subject to customary closing conditions as well as, among other conditions, the substantially concurrent consummation of the B/E Aerospace acquisition. Borrowings under this term loan facility bear interest at LIBOR plus a variable margin based on the Company’s unsecured long-term debt rating and will amortize in equal quarterly installments of 2.5 percent, with the balance payable on the maturity date. As of March 31, 2017, there were no outstanding borrowings under this facility. As discussed in Note 20, proceeds of borrowings under the term loan facility were used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses.

Unamortized facility fees related to the revolving credit agreement, bridge credit agreement and term loan credit agreement entered into in December 2016 totaled $19 million as of March 31, 2017. The facility fees are capitalized within Other Assets on the Condensed Consolidated Statement of Financial Position.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The revolving credit agreement, bridge credit agreement and term loan credit agreement each include one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 68 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans) which will be reduced to 65 percent on the earlier of 1) the last day of the fourth full fiscal quarter following the closing of the B/E Aerospace acquisition, or 2) 45 days following the termination of the B/E Aerospace merger agreement. The Company was in compliance with this financial covenant at March 31, 2017. The credit agreements also contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity.

Long-term Debt
The principal amount of long-term debt, net of discount and debt issuance costs, is summarized as follows:

(in millions, except interest rate figures)	Interest Rate	March 31, 2017	September 30, 2016
Fixed-rate notes due:
July 2019	5.25%	$300	$300
November 2021	3.10%	250	250
December 2023	3.70%	400	400
December 2043	4.80%	400	400
Variable-rate note due:
December 2016	3 month LIBOR + 0.35%	—	300
Fair value swap adjustment (see Notes 13 and 14)		15	35
Total		1,365	1,685
Less unamortized debt issuance costs and discounts		11	11
Less current portion of long-term debt		—	300
Long-term Debt, Net		$1,354	$1,374

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

Cash payments for debt interest and fees during the six months ended March 31, 2017 were $59 million, of which $26 million related to fees incurred in connection with the bridge credit facility. Cash payments for debt interest and fees during the six months ended March 31, 2016 was $28 million.

9.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

Components of Expense (Income)
The components of expense (income) for Pension Benefits and Other Retirement Benefits for the three and six months ended March 31, 2017 and 2016 are summarized as follows:

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Pension Benefits		Other Retirement Benefits
	Three Months Ended		Three Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Service cost	$3	$3	$1	$1
Interest cost	27	31	2	2
Expected return on plan assets	(60)	(59)	(1)	(1)
Amortization:
Prior service credit	—	(1)	—	—
Net actuarial loss	23	20	2	2
Net benefit expense (income)	$(7)	$(6)	$4	$4

	Pension Benefits		Other Retirement Benefits
	Six Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Service cost	$6	$6	$1	$1
Interest cost	55	63	3	3
Expected return on plan assets	(120)	(119)	(1)	(1)
Amortization:
Prior service credit	—	(1)	—	—
Net actuarial loss	46	39	4	4
Net benefit expense (income)	$(13)	$(12)	$7	$7

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2016, the Company voluntarily contributed $55 million to its U.S. qualified pension plans. There is no minimum statutory funding requirement for 2017 and the Company does not currently expect to make any additional discretionary contributions during 2017 to those plans. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions. Contributions to the non-U.S. plans and the U.S. non-qualified pension plan are expected to total $13 million in 2017. During the six months ended March 31, 2017, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $8 million.

10.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense, which is calculated net of an assumed forfeiture rate, and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Stock-based compensation expense included in:
Product cost of sales	$2	$3	$4	$5
Selling, general and administrative expenses	5	6	9	10
Total	$7	$9	$13	$15
Income tax benefit	$2	$3	$4	$5

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company issued awards of equity instruments under the Company's various incentive plans for the six months ended March 31, 2017 and 2016 as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Six months ended March 31, 2017	650.4	$17.19	125.7	$87.96	15.6	$90.04
Six months ended March 31, 2016	628.9	$17.76	128.6	$85.05	68.3	$85.75

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2017 based on the achievement of performance targets for years 2017 through 2019 is approximately 299,000.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2017 Grants	2016 Grants
Risk-free interest rate	1.0% - 2.7%	0.7% - 2.5%
Expected dividend yield	1.5%	1.4% - 1.6%
Expected volatility	19.0%	20.0%
Expected life	7 years	7 years

Employee Benefits Paid in Company Stock
During the six months ended March 31, 2017 and 2016, 0.4 million and 0.3 million shares, respectively, of the Company's common stock were issued to employees under the Company's employee stock purchase and defined contribution savings plans at a value of $33 million and $27 million for the respective periods.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions, except per share amounts)	2017	2016	2017	2016
Numerator for basic and diluted earnings per share:
Income from continuing operations	$168	$172	$313	$305
Income (loss) from discontinued operations, net of taxes	—	(1)	—	1
Net income	$168	$171	$313	$306
Denominator:
Denominator for basic earnings per share – weighted average common shares	130.9	130.8	130.7	131.1
Effect of dilutive securities:
Stock options	1.0	1.0	0.9	1.1
Performance shares, restricted stock and restricted stock units	0.5	0.5	0.5	0.5
Dilutive potential common shares	1.5	1.5	1.4	1.6
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	132.4	132.3	132.1	132.7
Earnings (loss) per share:
Basic
Continuing operations	$1.28	$1.31	$2.39	$2.33
Discontinued operations	—	—	—	—
Basic earnings per share	$1.28	$1.31	$2.39	$2.33
Diluted
Continuing operations	$1.27	$1.30	$2.37	$2.30
Discontinued operations	—	(0.01)	—	0.01
Diluted earnings per share	$1.27	$1.29	$2.37	$2.31

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. There were no stock options excluded from the average outstanding diluted shares calculation for the three and six months ended March 31, 2017, compared to 0.6 million and 0 million for the three and six months ended March 31, 2016, respectively.

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's per share amount may not equal the total per share amount for the full year.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss (AOCL), net of tax, by component for the three and six months ended March 31, 2017 and 2016 are as follows:

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2016	$(97)	$(1,802)	$(7)	$(1,906)
Other comprehensive income before reclassifications	12	—	4	16
Amounts reclassified from accumulated other comprehensive loss	—	16	1	17
Net current period other comprehensive income	12	16	5	33
Balance at March 31, 2017	$(85)	$(1,786)	$(2)	$(1,873)

Balance at September 30, 2016	$(76)	$(1,818)	$(4)	$(1,898)
Other comprehensive loss before reclassifications	(9)	—	—	(9)
Amounts reclassified from accumulated other comprehensive loss	—	32	2	34
Net current period other comprehensive income (loss)	(9)	32	2	25
Balance at March 31, 2017	$(85)	$(1,786)	$(2)	$(1,873)

Balance at December 31, 2015	$(64)	$(1,624)	$(5)	$(1,693)
Other comprehensive income before reclassifications	8	—	—	8
Amounts reclassified from accumulated other comprehensive loss	—	13	2	15
Net current period other comprehensive income	8	13	2	23
Balance at March 31, 2016	$(56)	$(1,611)	$(3)	$(1,670)

Balance at September 30, 2015	$(56)	$(1,637)	$(6)	$(1,699)
Other comprehensive loss before reclassifications	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	—	26	4	30
Net current period other comprehensive income	—	26	3	29
Balance at March 31, 2016	$(56)	$(1,611)	$(3)	$(1,670)
(1) Reclassifications from AOCL to net income, related to the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans, were $25 million ($16 million net of tax) and $21 million ($13 million net of tax) for the three months ended March 31, 2017 and 2016, respectively, and were $50 million ($32 million net of tax) and $42 million ($26 million net of tax) for the six months ended March 31, 2017 and 2016, respectively. The reclassifications are included in the computation of net benefit expense. See Note 9, Retirement Benefits, for additional details.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three months ended March 31, 2017 and 2016, the effective income tax rate from continuing operations was 27.9 percent and 26.8 percent, respectively. The higher current year effective income tax rate from continuing operations was primarily due to the adoption of new share-based compensation accounting guidance, which resulted in a retroactive benefit to income tax expense in the prior year.

During the six months ended March 31, 2017 and 2016, the effective income tax rate from continuing operations was 28.2 percent and 22.2 percent, respectively. The higher current year effective income tax rate from continuing operations was primarily due to the retroactive reinstatement of the Federal R&D Tax Credit in the prior year, which had previously expired on December 31, 2014. On December 18, 2015, the Protecting Americans from Tax Hikes Act was enacted, which retroactively reinstated and permanently extended the Federal R&D Tax Credit.

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

The Company had net income tax payments of $145 million and $31 million during the six months ended March 31, 2017 and 2016, respectively.

The Company has gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $48 million and $45 million as of March 31, 2017 and September 30, 2016, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $21 million and $20 million as of March 31, 2017 and September 30, 2016, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $2 million, based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in Income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position were not significant as of March 31, 2017 and September 30, 2016, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations were not significant for the six months ended March 31, 2017 and 2016, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Assets and liabilities
The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and September 30, 2016 are as follows:

		March 31, 2017	September 30, 2016
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$57	$55
Interest rate swap assets	Level 2	15	35
Foreign currency forward exchange contract assets	Level 2	11	11
Foreign currency forward exchange contract liabilities	Level 2	(10)	(13)
Contingent consideration for ICG acquisition	Level 3	(13)	(13)
Contingent consideration for Pulse.aero acquisition	Level 3	(5)	—

There were no transfers between Levels of the fair value hierarchy during the six months ended March 31, 2017 or 2016.

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

Contingent consideration represents the estimated fair value of post-closing consideration owed to the sellers associated with the ICG acquisition, which occurred on August 6, 2015, and the Pulse.aero acquisition, which occurred on December 20, 2016. The contingent consideration is categorized as Level 3 in the fair value hierarchy and the fair value is determined using a probability-weighted approach. The liabilities recorded were derived from the estimated probability that certain contingent payment milestones will be met in accordance with the terms of the purchase agreements.

As of March 31, 2017, there has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.

Financial instruments
The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	March 31, 2017		September 30, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$281	$281	$340	$340
Short-term debt	(855)	(855)	(740)	(740)
Long-term debt	(1,339)	(1,420)	(1,339)	(1,508)

The fair value of cash and cash equivalents and the commercial paper portion of short-term debt approximates their carrying value due to the short-term nature of the instruments. These items are within Level 1 of the fair value hierarchy. Fair value information for the notes due December 2016 classified as short-term debt at September 30, 2016 and all long-term debt is within Level 2 of the fair value hierarchy. The fair value of these financial instruments was based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities and degree of risk. The carrying

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

amount and fair value of short-term and long-term debt excludes the interest rate swaps fair value adjustment. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

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

The Company designated both the 2019 and the 2023 Swaps (the Swaps) as fair value hedges. The Swaps are recorded within Other Assets at a fair value of $15 million, offset by a fair value adjustment to Long-term Debt (Note 8) of $15 million at March 31, 2017. At September 30, 2016, the Swaps were recorded within Other Assets at a fair value of $35 million, offset by a fair value adjustment to Long-term Debt (Note 8) of $35 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of March 31, 2017 and September 30, 2016, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $306 million and $384 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of March 31, 2017 and September 30, 2016 are as follows:

		Asset Derivatives
(in millions)	Classification	March 31, 2017	September 30, 2016
Foreign currency forward exchange contracts	Other current assets	$11	$11
Interest rate swaps	Other assets	15	35
Total		$26	$46

		Liability Derivatives
(in millions)	Classification	March 31, 2017	September 30, 2016
Foreign currency forward exchange contracts	Other current liabilities	$10	$13

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. As of March 31, 2017, there were undesignated foreign currency forward exchange contracts classified within Other current assets of $0 million and Other current liabilities of $1 million.

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2017 and 2016 is as follows:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended		Six Months Ended
		March 31		March 31
(in millions)	Location of Gain (Loss)	2017	2016	2017	2016
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Interest rate swaps	Interest expense	$2	$2	$4	$5
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	4	—	—	(1)
Amount of loss reclassified from AOCL into income	Cost of sales	(2)	(3)	(3)	(5)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	—	(2)	(1)	(5)

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the six months ended March 31, 2017. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and six months ended March 31, 2017.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of March 31, 2017. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

The Company expects to reclassify approximately $1 million of AOCL losses from cash flow hedges into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at March 31, 2017 was 65 months.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Six Months Ended
	March 31
(in millions)	2017	2016
Balance at beginning of year	$87	$89
Warranty costs incurred	(20)	(21)
Product warranty accrual	19	18
Changes in estimates for prior years	(5)	(2)
Balance at March 31	$81	$84

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at March 31, 2017 were $224 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had, and will continue to have, an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company, alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of March 31, 2017, the Company is involved in the investigation or remediation of seven sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for six of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur for one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of March 31, 2017, which represents management’s best estimate of the probable future cost for this site.

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

18.	Restructuring and Asset Impairment Charges

During the three months ended December 31, 2015, the Company recorded corporate restructuring and asset impairment charges of $45 million. There were no corporate restructuring or asset impairment charges recorded during the six months ended March 31, 2017. The $45 million of charges were recorded in 2016 as follows:

(in millions)	Cost of Sales	Selling, General and Administrative Expenses	Total
Employee separation costs	$31	$8	$39
Asset impairment charges	2	4	6
Restructuring and asset impairment charges	$33	$12	$45

The employee separation costs primarily resulted from the Company's execution of a voluntary separation incentive program in response to certain challenging market conditions, particularly in business aviation. All employee separation costs were paid in 2016. Asset impairment charges primarily related to the write-down to fair market value of a corporate asset, as well as the write-off of certain long-lived assets.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

19.	Business Segment Information

Sales and earnings from continuing operations of the Company's operating segments are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Sales:
Commercial Systems	$594	$611	$1,143	$1,173
Government Systems	565	538	1,040	989
Information Management Services	183	162	352	318
Total sales	$1,342	$1,311	$2,535	$2,480

Segment operating earnings:
Commercial Systems	$132	$135	$257	$260
Government Systems	114	108	210	194
Information Management Services	36	29	66	53
Total segment operating earnings	282	272	533	507

Interest expense(1)	(25)	(17)	(45)	(32)
Stock-based compensation	(7)	(9)	(13)	(15)
General corporate, net	(12)	(11)	(23)	(23)
Transaction costs for B/E Aerospace acquisition(1)	(5)	—	(16)	—
Restructuring and asset impairment charges	—	—	—	(45)
Income from continuing operations before income taxes	233	235	436	392
Income tax expense	(65)	(63)	(123)	(87)
Income from continuing operations	$168	$172	$313	$305
(1) During the three and six months ended March 31, 2017, the Company incurred $8 million and $11 million, respectively, of bridge facility fees related to the B/E Aerospace acquisition. These costs are included in Interest expense. Therefore total transaction costs related to the acquisition of B/E Aerospace during the three and six months ended March 31, 2017 were $13 million and $27 million, respectively. At March 31, 2017, $2 million of transaction costs were unpaid and included in Accounts payable on the Condensed Consolidated Statement of Financial Position.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes sales by category for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Commercial Systems sales categories:
Air transport aviation electronics	$364	$355	$693	$682
Business and regional aviation electronics	230	256	450	491
Commercial Systems sales	594	611	1,143	1,173

Government Systems sales categories:
Avionics	367	357	686	650
Communication and navigation	198	181	354	339
Government Systems sales	565	538	1,040	989

Information Management Services sales	183	162	352	318

Total sales	$1,342	$1,311	$2,535	$2,480

The air transport and business and regional aviation electronics sales categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three and six months ended March 31, 2017 sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $4 million and $10 million, respectively, compared to $10 million and $21 million for the three and six months ended March 31, 2016.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

20.	Subsequent Events

On April 13, 2017, the Company completed the acquisition of B/E Aerospace for $6.6 billion in cash and stock, plus the assumption of $2.0 billion in net debt. The transaction combines the Company's capabilities in flight deck avionics, cabin electronics, mission communication and navigation, simulation and training, and information management systems with B/E Aerospace's range of cabin interior products, which include seating, food and beverage preparation and storage equipment, lighting and oxygen systems, and modular galley and lavatory systems for commercial airliners and business jets.

The total gross consideration paid was $3.5 billion in cash and 31.2 million shares of Rockwell Collins common stock. The cash consideration was financed through the issuance of senior unsecured notes and $1.5 billion borrowed under a new senior unsecured syndicated term loan facility. The Company priced $4.65 billion of senior unsecured notes on March 28, 2017 and settlement occurred on April 10, 2017.

The new senior unsecured notes are summarized as follows:

(in millions, except interest rate figures)	Interest Rate	Amount
Fixed-rate notes due:
July 2019	1.95%	$300
March 2022	2.80%	1,100
March 2024	3.20%	950
March 2027	3.50%	1,300
April 2047	4.35%	1,000
Total		4,650
Less unamortized debt issuance costs and discounts		41
Long-term Debt, Net		$4,609

The net proceeds of the offering were principally used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses. Approximately $300 million of the net proceeds were used to repay a portion of the Company's outstanding short-term commercial paper borrowings.

In connection with the issuance of the senior unsecured notes, the $4.35 billion 364-day senior unsecured bridge term loan credit agreement described in Note 8 was terminated. In addition, the Company's $1.2 billion five-year senior unsecured revolving credit agreement described in Note 8 was increased to $1.5 billion upon completion of the acquisition.

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

Total sales for the first six months of 2017 increased 2 percent to $2.535 billion driven by 5 percent growth in Government Systems and 11 percent growth in Information Management Services, partially offset by a 3 percent decline in Commercial

Systems sales. We expect Government Systems sales to grow low-to-mid single-digits in 2017. We expect Information Management Services to have mid-to-high single digit growth in 2017. Commercial Systems sales are expected to be about flat for the year. Over the second half of the year, we expect Commercial Systems sales to increase low single-digits as air transport production rates increase, new products enter into service and ADS-B mandate revenues begin to accelerate.

Total segment operating margins(1) for the first six months of 2017 improved 60 basis points to 21.0 percent driven by the increase in sales, a reduction in company-funded research and development expense and cost savings initiatives. Earnings per share for the first six months of 2017 increased to $2.37 compared to $2.30 in the prior year. Earnings per share from continuing operations for the first six months of 2017 include 17 cents of transaction and financing costs related to the acquisition of B/E Aerospace. Earnings per share from continuing operations in the first six months of 2016 included an 18 cent benefit from the retroactive reinstatement of the Federal Research & Development Tax Credit, offset by a 21 cent restructuring and asset impairment charge. The restructuring charge was initiated as a result of certain challenging market conditions, particularly in business aviation.

On April 13, 2017, we completed the acquisition of B/E Aerospace for $6.6 billion in cash and stock, plus the assumption of $2.0 billion in net debt. The transaction combines our capabilities in flight deck avionics, cabin electronics, mission communication and navigation, simulation and training and information management systems with B/E Aerospace's range of cabin interior products, which include seating, food and beverage preparation and storage equipment, lighting and oxygen systems, and modular galley and lavatory systems for commercial airliners and business jets. The acquisition significantly increases our scale and diversifies our product portfolio, customer mix and geographic presence. Financial results of the acquired business will be presented in a new Interior Systems segment. During the six months ended March 31, 2017, we incurred $27 million of transaction and financing costs associated with the anticipated acquisition.

The following is a summary of our company's financial guidance for 2017, which now includes the acquisition of B/E Aerospace:

•	total sales between $6.7 billion to $6.8 billion (From $5.3 billion to $5.4 billion)

•	total segment operating margins of 19.0 percent to 20.0 percent (From about 21.0 percent) (1)

•	earnings per share $4.50 to $4.70 (2)

•	adjusted earnings per share $5.95 to $6.15 (2)

•
cash provided by operating activities of $900 million to $1.0 billion (From $800 million to $900 million), which includes an expected $50 million net increase in pre-production engineering costs included in inventory

•	capital expenditures of about $250 million (From $200 million)

•	total research and development investment of $1.05 billion to $1.15 billion (From $900 million to $950 million) (3)

•	full year income tax rate of 27 percent to 28 percent (From 28 percent to 29 percent)

(1) Total segment operating margins is a non-GAAP measure and is reconciled to the related GAAP measure, Income from continuing operations before income taxes, in Note 19 of the Notes to Condensed Consolidated Financial Statements. Total segment operating margins is calculated as total segment operating earnings divided by total sales. The non-GAAP total segment operating margin information included in this disclosure is believed to be useful to investors' understanding by excluding certain expenses we believe are not relevant to investors' assessment of our operating results. The Company's expectations for total segment operating margins is unchanged except for the addition of B/E Aerospace. B/E Aerospace (Interior Systems) operating margins are projected to be in the range of 11 percent to 12 percent for fiscal year 2017. The Interior Systems operating margins include acquisition-related intangible asset amortization of about 750 basis points of operating margin impact.

(2) The adjusted earnings per share and adjusted net income non-GAAP guidance is believed to be useful to investors' understanding and assessment of our on-going operations and performance of the B/E Aerospace acquisition, which occurred on April 13, 2017. We believe the adjusted earnings per share measure excludes certain one-time and non-cash expenses not indicative of our on-going operating results. The Company does not intend for the non-GAAP information to be considered in isolation or as a substitute for the related GAAP measures. Adjusted earnings per share is based on a preliminary purchase accounting allocation and is subject to potential adjustments that could be material. In addition, adjusted earnings per share is based on the weighted average shares for fiscal year 2017, which includes the issuance of 31 million shares of Rockwell Collins common stock on April 13, 2017 in connection with the B/E Aerospace acquisition. Due to the timing of the share issuance, the earnings per share impact of the acquisition of B/E Aerospace will be different in our annual results as compared to our quarterly results.

	Year Ending
	September 30, 2017 (estimated)
($ millions, impact to forecasted net income; except per share amounts)	Low End of Guidance Range	High End of Guidance Range
Forecasted Rockwell Collins stand-alone net income (GAAP)	$705	$725
Estimated B/E Aerospace acquisition-related expenses	~(100)
Estimated amortization of B/E Aerospace acquisition-related intangible assets	~(80)
Estimated incremental interest expense from the B/E Aerospace acquisition	~(60)
Estimated impact of B/E Aerospace operations excluding above items	200	210
Forecasted net income (GAAP)	665	695
Estimated B/E Aerospace acquisition-related expenses	~100
Estimated amortization of total combined acquisition-related intangible assets	~110
Forecasted adjusted net income (non-GAAP)	$875	$905

Forecasted Rockwell Collins stand-alone earnings per share (GAAP)	$5.35	$5.50
Impact of 31.2 million shares of COL equity issued	~(0.55)
Estimated B/E Aerospace acquisition-related expenses	~(0.70)
Estimated amortization of B/E Aerospace acquisition-related intangible assets	~(0.55)
Estimated incremental interest expense from the B/E Aerospace acquisition	~(0.40)
Estimated impact of B/E Aerospace operations excluding above items	1.35	1.40
Forecasted earnings per share (GAAP)	4.50	4.70
Estimated B/E Aerospace acquisition-related expenses	~0.70
Estimated amortization of total combined acquisition-related intangible assets	~0.75
Forecasted adjusted earnings per share (non-GAAP)	$5.95	$6.15
(3) Total research and development (R&D) investment is comprised of company and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for the three and six months ended March 31, 2017 and 2016, and should be read in conjunction with our condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Sales

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Total sales	$1,342	$1,311	$2,535	$2,480
Percent increase	2%		2%

Total sales increased $31 million, or 2 percent, for the three months ended March 31, 2017, compared to the same period in the prior year. Government Systems sales increased by $27 million, Information Management Services sales increased by $21 million and Commercial Systems sales decreased by $17 million.

Total sales increased $55 million, or 2 percent, for the six months ended March 31, 2017, compared to the same period in the prior year. Government Systems sales increased by $51 million, Information Management Services sales increased by $34 million and Commercial Systems sales decreased by $30 million.

Refer to the Commercial Systems, Government Systems and Information Management Services sections of the Segment Financial Results below for detailed sales discussions.

Cost of Sales

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Total cost of sales	$930	$907	$1,746	$1,743
Percent of total sales	69.3%	69.2%	68.9%	70.3%

Cost of sales consists of all costs incurred to design and manufacture our products and provide our services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization, service and support and other related expenses.

For the three months ended March 31, 2017, total cost of sales increased $23 million, or 3 percent, compared to the same period in the prior year, primarily due to the following:

•	a $24 million increase from higher sales volume which was unfavorably impacted by sales mix and favorably impacted by benefits from cost savings initiatives

•	in addition, company-funded R&D expense increased by $2 million, as detailed in the Research and Development Expense section below

•	the above items were partially offset by lower amortization expense for intangible assets of $4 million

For the six months ended March 31, 2017, total cost of sales increased $3 million, or 0 percent, compared to the same period in the prior year, primarily due to the following:

•	a $47 million increase from higher sales volume which was unfavorably impacted by sales mix and favorably impacted by benefits from cost savings initiatives

•
partially offset by $33 million of asset and restructuring charges recorded in the six months ended March 31, 2016, a $6 million decrease in intangible asset amortization expense and a $5 million decrease in company-funded R&D expense, as detailed in the Research and Development Expense section below

Research and Development Expense

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Customer-funded:
Commercial Systems	$66	$61	$131	$108
Government Systems	115	99	213	186
Information Management Services	2	2	4	4
Total customer-funded	183	162	348	298
Company-funded:
Commercial Systems	30	26	57	61
Government Systems	18	19	36	36
Information Management Services (1)	—	1	—	1
Total company-funded	48	46	93	98
Total R&D expense	$231	$208	$441	$396
Percent of total sales	17.2%	15.9%	17.4%	16.0%
(1) R&D expenses for the Information Management Services segment do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property on the Condensed Consolidated Statement of Financial Position.

We make significant investments in R&D to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $14 million and $14 million for the three months ended March 31, 2017 and 2016, respectively, and totaled $25 million and $23 million for the six months ended March 31, 2017 and 2016, respectively.

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

For the three months ended March 31, 2017, total R&D expense increased $23 million, compared to the same period in the prior year. The customer-funded portion of R&D expense increased $21 million primarily due to increased development effort associated with Government Systems fixed wing programs. In addition, customer-funded expenditures for Commercial Systems increased $5 million due to international regional jet programs. Company-funded R&D expense increased $2 million, primarily due to higher development expenditures incurred for the Boeing 777X platform, partially offset by lower development costs incurred for other OEM programs.

In addition to the R&D expenses above, development expenditures incurred for the the Boeing 737 MAX platform, the Bombardier Global 7000/8000 program, and certain military transport programs during the three months ended March 31, 2017 resulted in a gross $38 million increase to our investments in pre-production engineering programs capitalized within inventory.

For the six months ended March 31, 2017, total R&D expense increased $45 million, compared to the same period in the prior year. The customer-funded portion of R&D expense increased $50 million. Customer-funded expenditures for Government Systems increased $27 million due to increased development effort for fixed wing programs. Commercial Systems accounted for $23 million of the increase due to higher development expenditures for international regional jet programs. Company-funded R&D expense decreased $5 million, primarily due to lower costs incurred for business aviation programs in Commercial Systems.

In addition to the R&D expenses above, development expenditures incurred for the Boeing 737 MAX platform, the Bombardier Global 7000/8000 and CSeries programs, as well as certain military transport programs during the six months ended March 31, 2017 resulted in a gross $76 million increase to our investments in pre-production engineering programs capitalized within inventory.

Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Selling, general and administrative expenses	$158	$160	$317	$323
Percent of total sales	11.8%	12.2%	12.5%	13.0%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

For the three months ended March 31, 2017, total SG&A expenses decreased $2 million, compared to the same period in the prior year, primarily due to the following:

•	the benefit of cost savings initiatives

•	partially offset by $5 million of transaction costs incurred during the three months ended March 31, 2017 associated with the acquisition of B/E Aerospace

For the six months ended March 31, 2017, total SG&A expenses decreased $6 million, compared to the same period in the prior year, primarily due to the following:

•	$12 million of restructuring and asset impairment charges recorded in three months ended December 31, 2015

•	the benefit of cost savings initiatives

•	partially offset by $16 million of transaction costs incurred during the six months ended March 31, 2017 associated with the acquisition of B/E Aerospace

Interest Expense

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Interest expense	$25	$17	$45	$32
Interest expense increased by $8 million for the three months ended March 31, 2017 primarily due to $8 million of fees incurred during the three months ended March 31, 2017 associated with the new bridge credit agreement entered into in December 2016 pursuant to the acquisition of B/E Aerospace.

Interest expense increased by $13 million for the six months ended March 31, 2017 primarily due to the following:

•	$11 million of fees incurred during the six months ended March 31, 2017 associated with the new bridge credit agreement entered into in December 2016 pursuant to the acquisition of B/E Aerospace

•	higher interest rates on commercial paper for the six months ended March 31, 2017 compared to the same period in the prior year

See Note 8 of the Notes to Condensed Consolidated Financial Statements for more detail regarding outstanding debt.

Net Income and Diluted Earnings Per Share

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions, except per share amounts)	2017	2016	2017	2016
Income from continuing operations	$168	$172	$313	$305
Percent of sales	12.5%	13.1%	12.3%	12.3%

Income (loss) from discontinued operations, net of taxes	—	(1)	—	1
Net income	$168	$171	$313	$306

Diluted earnings per share from continuing operations	$1.27	$1.30	$2.37	$2.30
Diluted earnings per share from discontinued operations	—	(0.01)	—	0.01
Diluted earnings per share	$1.27	$1.29	$2.37	$2.31

Weighted average diluted common shares	132.4	132.3	132.1	132.7

For the three months ended March 31, 2017, income from continuing operations, net of taxes, was $168 million, down 2 percent, or $4 million, from the $172 million reported in the same period in the prior year. Diluted earnings per share from continuing operations decreased 2 percent to $1.27 during this same period.

Income from continuing operations, net of taxes, and diluted earnings per share from continuing operations for the three months ended March 31, 2017 decreased primarily due to:

•	$13 million of pre-tax transaction and financing costs incurred during the three months ended March 31, 2017 associated with the acquisition of B/E Aerospace

•
partially offset by a $7 million increase in Information Management Services operating earnings and a $6 million increase in Government Systems operating earnings, net of a $3 million decrease in Commercial Systems operating earnings

For the six months ended March 31, 2017, income from continuing operations, net of taxes, was $313 million, up 3 percent, or $8 million, from the $305 million reported in the same period in the prior year. Diluted earnings per share from continuing operations increased 3 percent to $2.37 during this same period.

Income from continuing operations, net of taxes, and diluted earnings per share from continuing operations for the six months ended March 31, 2017 increased primarily due to:

•	the absence of $45 million of pre-tax restructuring and asset impairment charges recorded in the six months ended March 31, 2016

•
a $16 million increase in Government Systems operating earnings and a $13 million increase in Information Management Services operating earnings, net of $3 million decrease in Commercial Systems operating earnings

•
partially offset by a $36 million increase in income tax expense primarily due to the retroactive benefit from the reinstatement of the Federal R&D Tax Credit in the six months ended March 31, 2016 as well as higher pre-tax income in the six months ended March 31, 2017 compared to the same period in the prior year

•	also offset by $27 million of pre-tax transaction and financing costs incurred during the six months ended March 31, 2017 associated with the acquisition of B/E Aerospace

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Air transport aviation electronics:
Original equipment	$224	$214	$424	$397
Aftermarket	136	131	259	264
Wide-body in-flight entertainment (IFE)	4	10	10	21
Total air transport aviation electronics	364	355	693	682
Business and regional aviation electronics:
Original equipment	113	139	231	269
Aftermarket	117	117	219	222
Total business and regional aviation electronics	230	256	450	491
Total	$594	$611	$1,143	$1,173
Percent (decrease)	(3)%		(3)%

For the three months ended March 31, 2017, total air transport aviation electronics sales increased $9 million, or 3 percent, compared to the same period in the prior year, primarily due to the following:

•
original equipment sales increased $10 million, or 5 percent, primarily due to higher Airbus A350 production rates, favorable customer timing for airline selectable equipment, and deliveries of display systems for the Boeing 737 MAX program, partially offset by lower legacy wide-body production rates

•
aftermarket sales increased $5 million, or 4 percent, primarily due to higher regulatory mandate upgrade activity and higher simulation equipment sales, partially offset by lower spares provisioning for Boeing 787 aircraft and lower retrofit sales

•	wide-body IFE sales decreased $6 million, or 60 percent, as airlines decommissioned their legacy IFE systems

For the three months ended March 31, 2017, total business and regional aviation electronics sales decreased $26 million, or 10 percent, compared to the same period in the prior year, primarily due to the following:

•	original equipment sales decreased $26 million, or 19 percent, primarily due to lower business aircraft OEM production rates

•	aftermarket sales were flat as higher regulatory mandate upgrade and flight deck retrofit activity was offset by higher used aircraft equipment sales in the prior year

For the six months ended March 31, 2017, total air transport aviation electronics sales increased $11 million, or 2 percent, compared to the same period in the prior year, primarily due to the following:

•
original equipment sales increased $27 million, or 7 percent, primarily due to higher Airbus A350 production rates and favorable customer timing for airline selectable equipment, partially offset by lower wide-body production rates

•
aftermarket sales decreased $5 million, or 2 percent, primarily due to lower spares provisioning for Boeing 787 aircraft and lower head-up display retrofit sales, partially offset by higher regulatory mandate upgrade activity

•	wide-body IFE sales decreased $11 million, or 52 percent, as airlines decommissioned their legacy IFE systems

For the six months ended March 31, 2017, total business and regional aviation electronics sales decreased $41 million, or 8 percent, compared to the same period in the prior year, primarily due to the following:

•
original equipment sales decreased $38 million, or 14 percent, primarily due to certain lower business aircraft OEM production rates, partially offset by higher product deliveries for the Bombardier CSeries program and higher customer-funded development program revenues

•	aftermarket sales decreased $3 million, or 1 percent, primarily due to the absence of a large used aircraft equipment sale in the prior year, partially offset by higher flight deck retrofit activity

Commercial Systems Segment Operating Earnings

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Segment operating earnings	$132	$135	$257	$260
Percent of sales	22.2%	22.1%	22.5%	22.2%

For the three months ended March 31, 2017, Commercial Systems operating earnings decreased $3 million, or 2 percent, compared to the same period in the prior year, primarily due to the following:

•	operating earnings were negatively impacted by a $17 million decrease in sales volume discussed in the Commercial Systems sales section above

•	company-funded R&D expense increased $4 million

•	the above items were partially offset by the benefit of cost savings initiatives

The increase in operating earnings as a percent of sales for the three months ended March 31, 2017 compared to the same period in the prior year was primarily due to the benefit of cost savings initiatives, partially offset by higher company-funded R&D expense and lower sales volume.

For the six months ended March 31, 2017, Commercial Systems operating earnings decreased $3 million, or 1 percent, compared to the same period in the prior year, primarily due to the following:

•
operating earnings were negatively impacted by a $30 million decrease in sales and sales mix, as lower margin customer-funded development revenues increased and higher margin business jet OEM sales decreased in the six months ended March 31, 2017

•	partially offset by a decrease in SG&A costs in Commercial Systems of $9 million, primarily due to cost savings initiatives

•	in addition, company-funded R&D expense decreased by $4 million

The increase in operating earnings as a percent of sales for the six months ended March 31, 2017 compared to the same period in the prior year was primarily due to the benefit of cost savings initiatives and lower company-funded R&D expense, partially offset by lower sales volume.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Avionics	$367	$357	$686	$650
Communication and navigation	198	181	354	339
Total	$565	$538	$1,040	$989
Percent increase	5%		5%

For the three months ended March 31, 2017, total avionics sales increased $10 million, or 3 percent, compared to the same period in the prior year, primarily due to the following:

•	a $9 million increase from higher simulation and training sales

•	$1 million in other net increases to revenue, primarily due to higher fixed wing development program sales, partially offset by the wind-down of legacy tanker hardware deliveries

For the three months ended March 31, 2017, total communication and navigation sales increased $17 million, or 9 percent, compared to the same period in the prior year, primarily due to the following:

•	a $9 million increase from higher data links sales

•	$8 million in other net increases to revenue, primarily due to higher deliveries of GPS-related products

For the six months ended March 31, 2017, total avionics sales increased $36 million, or 6 percent, compared to the same period in the prior year, primarily due to the following:

•	a $24 million increase from higher simulation and training sales

•	$12 million in other net increases to revenue, primarily due to higher fixed wing development program sales, partially offset by the wind-down of legacy tanker hardware deliveries

For the six months ended March 31, 2017, total communication and navigation sales increased $15 million, or 4 percent, compared to the same period in the prior year, primarily due to higher data links sales.

Government Systems Segment Operating Earnings

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Segment operating earnings	$114	$108	$210	$194
Percent of sales	20.2%	20.1%	20.2%	19.6%

For the three months and six months ended March 31, 2017, Government Systems operating earnings increased $6 million, or 6 percent, and $16 million, or 8 percent, respectively, compared to the same periods in the prior year, primarily due to higher sales volume. As discussed in the Government Systems sales section above, total Government Systems sales for the three months ended March 31, 2017, increased $27 million, which resulted in a $21 million increase in cost and an increase in earnings of $6 million, or 22 percent of the higher sales volume. Total Government Systems sales for the six months ended March 31, 2017 increased $51 million, which resulted in a $35 million increase in cost and an increase in earnings of $16 million, or 31 percent of the higher sales volume. The margins on the sales increases for the three and six months ended March 31, 2017 were favorably impacted by benefits from cost savings initiatives, partially offset by an unfavorable mix of higher development program sales.

The increase in operating earnings as a percent of sales for the three and six months ended March 31, 2017 compared to the same period in the prior year was primarily due to higher sales volume.

Information Management Services Financial Results

Information Management Services Sales

The following table presents Information Management Services sales:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Sales	$183	$162	$352	$318
Percent increase	13%		11%

For the three and six months ended March 31, 2017, total Information Management Services sales increased $21 million, or 13 percent, and $34 million, or 11 percent, respectively, compared to the same periods in the prior year. Aviation-related sales experienced double-digit growth for the three and six months ended March 31, 2017, primarily due to increased usage of connectivity services and timing of connectivity related equipment deliveries. Non-aviation sales experienced double-digit growth for the three and six months ended March 31, 2017, primarily due to the timing of equipment deliveries on nuclear security programs.

Information Management Services Segment Operating Earnings

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Segment operating earnings	$36	$29	$66	$53
Percent of sales	19.7%	17.9%	18.8%	16.7%

For the three and six months ended March 31, 2017, Information Management Services operating earnings increased $7 million, or 24 percent, and $13 million, or 25 percent, respectively, compared to the same periods in the prior year, primarily due to higher sales volume. As discussed in the Information Management Services sales section above, total Information Management Services sales for the three months ended March 31, 2017, increased $21 million, which resulted in a $14 million increase in cost and an increase in earnings of $7 million, or 33 percent of the higher sales volume. Total Information Management Services sales for the six months ended March 31, 2017 increased $34 million, which resulted in a $21 million increase in cost and an increase in earnings of $13 million, or 38 percent of the higher sales volume.

The increase in operating earnings as a percent of sales for the three and six months ended March 31, 2017 compared to the same periods in the prior year was primarily due to higher sales volume.

General Corporate, Net

General corporate expenses that are not allocated to our business segments are included in General corporate, net. These costs are included within Cost of sales, SG&A and Other income, net on the Condensed Consolidated Statement of Operations. General corporate, net is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
General corporate, net	$12	$11	$23	$23

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in millions)	2017	2016	2017	2016
Pension benefits	$(7)	$(6)	$(13)	$(12)
Other retirement benefits	4	4	7	7
Net benefit (income)	$(3)	$(2)	$(6)	$(5)

Pension Benefits
U.S. qualified and non-qualified pension plans covering salary and hourly employees not covered by collective bargaining agreements are largely frozen. These plans have substantially no additional benefit accruals for salary increases or services rendered.

We expect defined benefit pension income of approximately $25 million in 2017 (excluding the impact of the B/E Aerospace acquisition), compared to $24 million of pension income in 2016.

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

During the six months ended March 31, 2017, we made a $55 million voluntary contribution to our U.S. qualified pension plan. There is no minimum statutory funding requirement for 2017 and we do not currently expect to make any additional discretionary contributions during 2017 to our U.S. qualified pension plan. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total approximately $13 million in 2017 (excluding the impact of the B/E Aerospace acquisition).

Other Retirement Benefits
We expect other retirement benefits expense of approximately $14 million in 2017 (excluding the impact of the B/E Aerospace acquisition), compared to $14 million of expense in 2016.

Defined Contribution Savings Plans
We expect expense related to employer contributions to defined contribution savings plans of approximately $105 million in 2017 (excluding the impact of the B/E Aerospace acquisition), compared to $95 million in 2016.

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

During the three months ended March 31, 2017 and 2016, the effective income tax rate from continuing operations was 27.9 percent and 26.8 percent, respectively. The higher current year effective income tax rate from continuing operations was primarily due to the adoption of new share-based compensation accounting guidance, which resulted in a retroactive benefit to income tax expense in the prior year.

During the six months ended March 31, 2017 and 2016, the effective income tax rate from continuing operations was 28.2 percent and 22.2 percent, respectively. The higher current year effective income tax rate from continuing operations was primarily due to the retroactive reinstatement of the Federal R&D Tax Credit in the prior year, which had previously expired on December 31, 2014. On December 18, 2015, the Protecting Americans from Tax Hikes Act was enacted, which retroactively reinstated and permanently extended the Federal R&D Tax Credit.

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

Operating Activities

	Six Months Ended
	March 31
(in millions)	2017	2016
Cash provided by operating activities from continuing operations	$1	$45

The $44 million decrease in cash provided by operating activities during the six months ended March 31, 2017, compared to the same period in the prior year, was primarily due to the following:

•
cash payments for income taxes increased $114 million to $145 million during the six months ended March 31, 2017, compared to $31 million during the same period in the prior year. The increase in cash used for income tax payments was primarily from the retroactive reinstatement of the Federal R&D tax credit as a result of the Protecting Americans from Tax Hikes Act in the three months ended December 31, 2015, as well as higher pre-tax income from continuing operations in the three months ended December 31, 2016 compared to the same period in the prior year

•	payments for transaction costs associated with the B/E Aerospace acquisition of $41 million during the six months ended March 31, 2017

•
higher payments for production inventory and other operating costs, which increased $21 million to $2.111 billion for the six months ended March 31, 2017, compared to $2.090 billion during the six months ended March 31, 2016. The increased payments for operating costs primarily resulted from higher sales volume and payments to suppliers

•
the above items were partially offset by higher cash receipts from customers, which increased by $112 million to $2.481 billion in the six months ended March 31, 2017 compared to $2.369 billion in the six months ended March 31, 2016. The increase in cash receipts from customers was more than the sales volume increase of $55 million due to the timing of sales relative to the collection of receivables from customers

•
in addition, payments for employee incentive pay decreased $16 million. Incentive pay is expensed in the year incurred and then paid in the first fiscal quarter of the following year. In the six months ended March 31, 2017, $121 million was paid for employee incentive pay costs expensed during 2016. This compares to $137 million paid during the six months ended March 31, 2016 for employee incentive pay costs expensed during 2015

Investing Activities

	Six Months Ended
	March 31
(in millions)	2017	2016
Cash (used for) investing activities from continuing operations	$(102)	$(110)

Cash used for investing activities for the six months ended March 31, 2017 decreased $8 million, compared to the six months ended March 31, 2016, primarily due to the following:

•	during the six months ended March 31, 2016, we paid $17 million for the Matrix series projector product line acquisition in February 2016

•	a $3 million decrease in cash payments for property additions for the six months ended March 31, 2017, compared to the same period in the prior year

•	partially offset by $11 million paid of the $13 million purchase price for the December 2016 acquisition of Pulse.aero

Financing Activities

	Six Months Ended
	March 31
(in millions)	2017	2016
Cash provided by financing activities from continuing operations	$50	$110

The $60 million decrease in cash provided by financing activities during the six months ended March 31, 2017, compared to the six months ended March 31, 2016, was primarily due to the following:

•	repayment of $300 million of variable rate long-term debt that matured in December 2016

•
partially offset by a decrease in cash repurchases of common stock of $183 million to $5 million during the six months ended March 31, 2017, compared to $188 million repurchased during the same period in the prior year

•	in addition, net proceeds from short-term commercial paper borrowings increased $43 million

•	also, proceeds received from the exercise of stock options increased $14 million

Financial Condition and Liquidity

We maintain a capital structure that we believe enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure has provided the strength and flexibility necessary to pursue strategic growth opportunities and return value to our shareowners.

A comparison of key elements of our financial condition as of March 31, 2017 and September 30, 2016 are as follows:

(in millions)	March 31, 2017	September 30, 2016
Cash and cash equivalents	$281	$340

Short-term debt	(855)	(740)
Long-term debt, net	(1,354)	(1,374)
Total debt	$(2,209)	$(2,114)
Total equity	$2,402	$2,084
Debt to total capitalization (1)	48%	50%
(1) Calculated as Total debt divided by the sum of Total debt plus Total equity

We primarily fund our contractual obligations, capital expenditures, small to medium-sized acquisitions, dividends and share repurchases from cash generated from operating activities. As of March 31, 2017, approximately 91 percent of our cash and cash equivalents reside at non-U.S. locations and may not be readily accessible for use in the U.S., due to potential adverse income tax implications and other statutory limitations. We do not currently intend to repatriate cash and cash equivalents held at non-U.S. locations, as we anticipate utilizing this cash to fund foreign operations and international growth.

Due to the fluctuations of cash flows, we supplement our internally-generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1.2 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At March 31, 2017, short-term commercial paper borrowings outstanding were $855 million with a weighted-average interest rate and maturity period of 1.22 percent and 10 days, respectively. During December 2016, we utilized commercial paper borrowing proceeds to repay the $300 million variable-rate note due December 2016 (see Note 8). At September 30, 2016, short-term commercial paper borrowings outstanding were $440 million, with a weighted-average interest rate and maturity period of 0.79 percent and 15 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during the six months ended March 31, 2017 was $1.058 billion.

On December 16, 2016, we entered into a new $1.2 billion five-year senior unsecured revolving credit agreement with various banks that expires in December 2021. This revolving credit facility replaces the previous $1 billion and $200 million revolving credit facilities that would have expired in December 2018 and February 2017, respectively. The $1.2 billion credit facility increased to $1.5 billion concurrent with the consummation of the B/E Aerospace acquisition.

In December 2016, we entered into a $4.35 billion 364-day senior unsecured bridge term loan agreement and a $1.5 billion 3-year senior unsecured term loan credit agreement. This bridge facility terminated upon receipt of proceeds from the new notes issued to finance a portion of the B/E Aerospace acquisition (see Note 20 of the Notes to Consolidated Financial Statements).

The revolving credit agreement, bridge credit agreement and term loan credit agreement include one financial covenant requiring us to maintain a consolidated debt to total capitalization ratio of not greater than 68 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans). The ratio was 35 percent at March 31, 2017.

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

The following is a summary of our credit ratings as of April 13, 2017:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F2	BBB	Stable
Moody’s Investors Service	P-2	Baa2	Stable
Standard & Poor’s	A-2	BBB	Stable

We were in compliance with all debt covenants at March 31, 2017 and September 30, 2016.

On April 13, 2017, the Company completed its acquisition of B/E Aerospace. The acquisition was financed through the issuance of Rockwell Collins common stock, the issuance of senior unsecured notes and borrowings under a new senior unsecured syndicated term loan facility (see Note 20 of the Notes to Consolidated Financial Statements). Pursuant to the acquisition and related financing transactions, the credit rating agencies downgraded the Company's credit ratings. The Company expects to maintain investment grade credit ratings and the downgrades are not expected to impact the Company’s ability to access short-term or long-term debt financing, but the cost of such financing could increase.

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

CAUTIONARY STATEMENT

This quarterly report contains statements, including statements regarding certain projections, business trends and the impact of the acquisition of B/E Aerospace that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers and suppliers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; adjustments to the commercial OEM production rates and the aftermarket; the impacts of natural disasters and pandemics, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption; delays related to the award of domestic and international contracts; delays in customer programs, including new aircraft programs entering service later than anticipated; the continued support for military transformation and modernization programs; potential impact of volatility in oil prices, currency exchange rates or interest rates on the commercial aerospace industry or our business; the impact of terrorist events on the commercial aerospace industry; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; potential unavailability of our mission-critical data and voice communication networks; unfavorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us, our customers, and our suppliers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to internal performance plans such as restructuring activities, productivity and quality improvements and cost reduction initiatives; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including compliance requirements associated with U.S. Government work, export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; the uncertainties of the outcome of lawsuits, claims and legal proceedings; uncertainty of the expected financial performance of the combined company following completion of the acquisition of B/E Aerospace; failure to realize the anticipated benefits of the acquisition of B/E Aerospace, including as a result of delay in integrating the businesses of Rockwell Collins and B/E Aerospace; risk to the ability of the combined company to implement its business strategy; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At March 31, 2017, we had the following unsecured long-term notes outstanding:

	March 31, 2017
(in millions)	Interest Rate	Carrying Value	Fair Value
$400 Notes due 2043	4.80%	$400	$430
$400 Notes due 2023	3.70%	400	414
$250 Notes due 2021	3.10%	250	255
$300 Notes due 2019	5.25%	300	321

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

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $27 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $28 million. The fair value of the $500 million notional value of interest rate swap contracts was a $15 million net asset at March 31, 2017. A hypothetical 10 percent increase in average market interest rates would decrease the fair value of our interest rate swap contracts by $4 million and a hypothetical 10 percent decrease in average market interest rates would increase the fair value of our interest rate swap contracts by $4 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 8, 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk
We transact business in various foreign currencies which exposes our cash flows and earnings to changes in foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are primarily denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency contracts were $306 million and $384 million at March 31, 2017 and September 30, 2016, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a $1 million net asset at March 31, 2017 and a $2 million net liability at September 30, 2016. A 10 percent increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at March 31, 2017 by $4 million. A 10 percent decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at March 31, 2017 by $5 million. For more information related to outstanding foreign currency contracts, see Notes 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of March 31, 2017, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2017 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors

The following description of risk factors includes material changes to, and supersedes the description of, risk factors previously disclosed in Part I, Item 1A of our 2016 Form 10-K under the heading Risks Related to Our B/E Aerospace Transaction.

We may be unable to successfully integrate B/E Aerospace and realize the anticipated benefits of the merger.

The success of the merger will depend, in part, on our ability to successfully combine our business and B/E Aerospace, and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be harmed.

The merger involves the integration of B/E Aerospace's business with our existing business, which is a complex, costly and time-consuming process. We have not previously completed a transaction comparable in size or scope to the merger. The integration of the two companies may result in material challenges, including, without limitation:

•	the diversion of management's attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management's attention to the merger

•	managing a larger combined company

•	maintaining employee morale and retaining key management and other employees

•	the possibility of faulty assumptions underlying expectations regarding the integration process

•	retaining existing business and operational relationships and attracting new business and operational relationships

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations

•	coordinating geographically separate organizations

•	unanticipated issues in integrating information technology, communications and other systems

•	unforeseen expenses or delays associated with the merger.

Many of these factors are outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially affect our financial position, results of operations and cash flows.

Between signing and closing of the merger agreement, we were permitted to conduct only limited planning for the integration of the two companies following the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized on a timely basis, if at all.

Our stockholders and former B/E Aerospace stockholders have a reduced ownership and voting interest after the merger and exercise less influence over the policies of the combined company.

Immediately after the completion of the merger, pre-existing Rockwell Collins stockholders ownership was approximately 80 percent of our common stock outstanding and pre-existing B/E Aerospace stockholders ownership was approximately 20 percent of our common stock outstanding. As a result, pre-existing Rockwell Collins stockholders and pre-existing B/E Aerospace stockholders have less influence on the policies of the combined company than they had immediately prior to the merger on the policies of each respective company.

Our future results may be adversely impacted if we do not effectively manage the expanded operations following the completion of the B/E Aerospace merger.

Following the completion of the merger, our business is significantly larger. Our ability to successfully manage this expanded business depends, in part, upon management's ability to design and implement strategic initiatives that address not only the integration of two discrete companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.

We are incurring substantial expenses related to the merger and the integration of B/E Aerospace.

There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue recognition, marketing, employee benefits, legal and compliance, strategic and financial planning, information technology and treasury. The substantial majority of costs for these integration activities will be non-recurring expenses related to the merger (including financing of the merger and the refinancing of certain indebtedness), facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We are also incurring transaction fees and costs related to integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs and time delays. These incremental transaction and merger-related costs may exceed the savings we expect to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

We are significantly more leveraged.

In connection with the B/E Aerospace merger, we incurred $5.9 billion in additional indebtedness. We have consolidated indebtedness of approximately $8.0 billion, which is greater than what our indebtedness was prior to the merger. The increased indebtedness and higher debt-to-total capitalization ratio may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, requiring us to use substantial amounts of cash flow to repay indebtedness, increasing borrowing costs and placing us in a disadvantage compared to competitors with less leverage.

The financing arrangements entered into in connection with the merger contain restrictions and limitations that could, under certain circumstances, significantly impact our ability to operate the business.

We incurred significant new indebtedness in connection with the merger. The agreements governing the indebtedness incurred in connection with the merger contain covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:

•	consolidating with or merging into any other corporation or conveying or transferring its properties and assets substantially as an entirety

•	incurring secured debt

•	entering into sale and leaseback transactions

•	designating subsidiaries as restricted or unrestricted

Such agreements also require us to maintain a debt-to-capitalization ratio, which may further limit discretion in the operation of our business following the merger. Such agreements also contain additional restrictive covenants. Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants contained in its debt agreements. Failure to comply with any of the covenants in its existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

The merger could result in significant liability to us if the merger causes the KLX spin-off to fail to qualify for the KLX spin-off tax treatment.

In 2014, the Consumables Management Segment of B/E Aerospace, which consisted of its aerospace distribution and energy services businesses, was spun-off to form KLX, Inc., which is referred to as KLX. At the time of the KLX spin-off, B/E Aerospace received an opinion of Shearman & Sterling to the effect that, subject to the limitations and assumptions set forth therein, the KLX spin-off that occurred in December 2014 will qualify for the KLX spin-off tax treatment, which generally means a transaction tax-free to B/E Aerospace and its stockholders under the U.S. federal income tax rules for spin-offs in Section 355 of the Code and related provisions. If, however, the KLX spin-off were to fail to qualify for the KLX spin-off tax treatment, B/E Aerospace would be subject to tax on substantial gain as if B/E Aerospace had sold the KLX common stock in a taxable sale for its fair market value at the time of the KLX spin-off. In addition, if the KLX spin-off failed to qualify for tax-free treatment, each B/E Aerospace stockholder at the time of the KLX spin-off would be treated as if it had received a distribution from B/E Aerospace in an amount equal to the fair market value of the KLX common stock that they received; this distribution generally would be taxed as a dividend to the extent of the stockholder's pro rata share of B/E Aerospace's current and accumulated earnings and profits at the time of the KLX spin-off and then treated as a non-taxable return of capital to the extent of the stockholder's basis in the B/E Aerospace common stock and finally as capital gain from the sale or exchange of B/E Aerospace common stock.

Under current U.S. federal income tax law, the KLX spin-off would fail to qualify for the KLX spin-off tax treatment if the KLX spin-off was determined to have been used by B/E Aerospace principally as a device for the distribution of earnings and profits by, for example, facilitating a taxable sale of the stock of B/E Aerospace or KLX through a planned or intended change-in-control transaction identified prior to the KLX spin-off rather than principally to achieve one or more valid corporate business purposes. Furthermore, even if the KLX spin-off were otherwise to qualify for tax-free treatment under Section 355 and related provisions of the Code, it would be taxable to B/E Aerospace (but not to B/E Aerospace's stockholders) under Section 355(e) of the Code, if the KLX spin-off was determined to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in B/E Aerospace or KLX.

If it is determined that the KLX spin-off fails to qualify for the KLX spin-off tax treatment as a result of the merger (for example, if the merger is viewed as part of a plan or series of related transactions that includes the KLX spin-off or the KLX spin-off is found to have been used principally as a device for the distribution of earnings and profits), or because of the failure of the KLX spin-off to initially qualify for the KLX spin-off tax treatment, B/E Aerospace could incur significant tax liabilities. Because B/E Aerospace is our wholly owned subsidiary, any such tax liabilities of B/E Aerospace could also adversely affect us. If the KLX spin-off fails to qualify for the KLX spin-off tax treatment, this may also result in adverse tax consequences to stockholders of B/E Aerospace at the time of the KLX spin-off because they would be taxed on the distribution of KLX stock as described above.

In connection with the merger, we received an opinion from our counsel, Skadden, Arps, Slate, Meagher & Flom LLP, which is referred to as Skadden, and Shearman & Sterling to the effect that the merger will not cause the KLX spin-off to fail to qualify for the KLX spin-off tax treatment. The tax opinions received in connection with the merger rely on certain representations, assumptions, undertakings and covenants, including representation letters from each of us and B/E Aerospace. These representations relate to, among other items, confirming the accuracy of the representations and warranties originally made with respect to the KLX spin-off, along with compliance with covenants, the actions taken in pursuit of the corporate business purposes of the KLX spin-off, the interaction of the parties, and business developments since the KLX spin-off. If any of the factual representations in any of the representation letters, or any of the assumptions in the tax opinions is untrue or incomplete, an undertaking or covenant is not complied with or the facts upon which a tax opinion is based are materially different from the facts at the time of the merger, the opinions may not be valid. Moreover, opinions of counsel are not binding on the IRS or the courts. As a result, the conclusions expressed in the tax opinions could be challenged by the IRS, and a court may sustain such a challenge. None of Rockwell Collins, B/E Aerospace or KLX has requested a ruling from the IRS regarding the impact of the merger on the qualification of the KLX spin-off for the KLX spin-off tax treatment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter, pursuant to our Board-authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2017 through January 31, 2017	—	$—	—	$125	million
February 1, 2017 through February 28, 2017	—	$—	—	$125	million
March 1, 2017 through March 31, 2017	—	$—	—	$125	million
Total/Average	—	$—	—
(1) On September 19, 2014 our Board authorized the repurchase of an additional $500 million of our common stock. The authorization has no stated expiration.

EXHIBIT INDEX

Item 6.	Exhibits

(a) Exhibits
Exhibit Number	Description
* 10-a-1	Form of Performance Share Agreement under the Company’s 2015 Long-Term Incentives Plan

* 10-h-1	Amendment No. 2 to the Company’s 2005 Non-Qualified Pension Plan, as amended

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Dated: April 21, 2017

S-1