Form 10-Q
period 2017-06-30
ROCKWELL COLLINS INC
filed 2017-07-28
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

162,475,866 shares of the registrant's Common Stock were outstanding on July 24, 2017.

ROCKWELL COLLINS, INC.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	June 30, 2017	September 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$578	$340
Receivables, net	1,644	1,094
Inventories, net	2,506	1,939
Other current assets	167	117
Total current assets	4,895	3,490

Property	1,328	1,035
Goodwill	8,602	1,919
Customer Relationship Intangible Assets	2,092	467
Other Intangible Assets	905	200
Deferred Income Tax Asset	29	219
Other Assets	500	369
TOTAL ASSETS	$18,351	$7,699
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$511	$740
Accounts payable	787	527
Compensation and benefits	325	269
Advance payments from customers	349	283
Accrued customer incentives	278	246
Product warranty costs	202	87
Other current liabilities	422	194
Total current liabilities	2,874	2,346

Long-term Debt, Net	7,268	1,374
Retirement Benefits	1,523	1,660
Deferred Income Tax Liability	417	1
Other Liabilities	660	234

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: June 30, 2017, 175.0; September 30, 2016, 143.8)	2	1
Additional paid-in capital	4,542	1,506
Retained earnings	3,679	3,327
Accumulated other comprehensive loss	(1,806)	(1,898)
Common stock in treasury, at cost (shares held: June 30, 2017, 12.6; September 30, 2016, 13.6)	(814)	(858)
Total shareowners’ equity	5,603	2,078
Noncontrolling interest	6	6
Total equity	5,609	2,084
TOTAL LIABILITIES AND EQUITY	$18,351	$7,699
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2017	2016	2017	2016
Sales:
Product sales	$1,836	$1,129	$3,935	$3,198
Service sales	258	205	694	616
Total sales	2,094	1,334	4,629	3,814

Costs, expenses and other:
Product cost of sales	1,352	772	2,799	2,223
Service cost of sales	172	143	471	435
Selling, general and administrative expenses	213	158	514	481
Transaction and integration costs	64	—	80	—
Interest expense	77	16	122	48
Other income, net	(5)	(2)	(14)	(12)
Total costs, expenses and other	1,873	1,087	3,972	3,175

Income from continuing operations before income taxes	221	247	657	639
Income tax expense	42	33	165	120
Income from continuing operations	179	214	492	519

Income from discontinued operations, net of taxes	—	—	—	1

Net income	$179	$214	$492	$520

Earnings per share:
Basic
Continuing operations	$1.13	$1.65	$3.52	$3.97
Discontinued operations	—	—	—	0.01
Basic earnings per share	$1.13	$1.65	$3.52	$3.98

Diluted
Continuing operations	$1.12	$1.63	$3.48	$3.92
Discontinued operations	—	—	—	0.01
Diluted earnings per share	$1.12	$1.63	$3.48	$3.93

Weighted average common shares:
Basic	158.2	130.0	139.8	130.7
Diluted	159.9	131.5	141.4	132.3

Cash dividends per share	$0.33	$0.33	$0.99	$0.99

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net income	$179	$214	$492	$520
Unrealized foreign currency translation and other adjustments	50	(16)	41	(16)
Pension and other retirement benefits adjustments (net of taxes for the three and nine months ended June 30, 2017 of $9 and $27, respectively; net of taxes for the three and nine months ended June 30, 2016 of $7 and $23, respectively)	15	14	47	40
Foreign currency cash flow hedge adjustments (net of taxes for the three and nine months ended June 30, 2017 of $0 and $1, respectively; net of taxes for the three and nine months ended June 30, 2016 of $1 and $2, respectively)	2	—	4	3
Comprehensive income	$246	$212	$584	$547

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	June 30
	2017	2016
Operating Activities:
Net income	$492	$520
Income from discontinued operations, net of tax	—	1
Income from continuing operations	492	519
Adjustments to arrive at cash provided by operating activities:
Non-cash restructuring charges	—	6
Depreciation	118	107
Amortization of intangible assets, pre-production engineering costs and other	132	84
Amortization of acquired contract liability	(42)	—
Amortization of inventory fair value adjustment	44	—
Stock-based compensation expense	21	21
Compensation and benefits paid in common stock	48	41
Deferred income taxes	18	39
Pension plan contributions	(66)	(66)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(60)	(163)
Production inventory	(88)	(73)
Pre-production engineering costs	(108)	(141)
Accounts payable	21	3
Compensation and benefits	(19)	(15)
Advance payments from customers	1	(102)
Accrued customer incentives	(17)	13
Product warranty costs	(4)	(6)
Income taxes	(56)	3
Other assets and liabilities	(19)	(47)
Cash Provided by Operating Activities from Continuing Operations	416	223
Investing Activities:
Property additions	(165)	(133)
Acquisition of businesses, net of cash acquired	(3,429)	(17)
Other investing activities	(5)	(1)
Cash (Used for) Investing Activities from Continuing Operations	(3,599)	(151)
Financing Activities:
Repayment of current portion of long-term debt	(338)	—
Repayment of acquired long-term debt	(2,119)	—
Purchases of treasury stock	(46)	(261)
Cash dividends	(140)	(129)
Increase in long-term borrowings	6,099	—
Increase (decrease) in short-term commercial paper borrowings, net	(78)	364
Proceeds from the exercise of stock options	41	15
Other financing activities	(4)	(2)
Cash Provided by (Used for) Financing Activities from Continuing Operations	3,415	(13)
Effect of exchange rate changes on cash and cash equivalents	6	(4)
Cash Provided by Discontinued Operations	—	—
Net Change in Cash and Cash Equivalents	238	55
Cash and Cash Equivalents at Beginning of Period	340	252
Cash and Cash Equivalents at End of Period	$578	$307

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at September 30, 2016	130.2	$1	$1,506	$3,327	$(1,898)	$(858)	$6	$2,084
Net income	—	—	—	492	—	—	—	492
Other comprehensive income	—	—	—	—	92	—	—	92
Cash dividends	—	—	—	(140)	—	—	—	(140)
Shares issued:
Exercise of stock options	0.7	—	(4)	—	—	45	—	41
Vesting of performance shares and restricted stock units	0.2	—	(11)	—	—	6	—	(5)
Employee stock purchase plan	0.1	—	2	—	—	5	—	7
Employee savings plan	0.4	—	14	—	—	27	—	41
B/E Aerospace business acquisition	31.2	1	3,014	—	—	—	—	3,015
Stock-based compensation	—	—	21	—	—	—	—	21
Treasury share repurchases	(0.4)	—	—	—	—	(39)	—	(39)
Balance at June 30, 2017	162.4	$2	$4,542	$3,679	$(1,806)	$(814)	$6	$5,609

Balance at September 30, 2015	131.9	$2	$1,519	$5,124	$(1,699)	$(3,071)	$5	$1,880
Net income	—	—	—	520	—	—	—	520
Other comprehensive income	—	—	—	—	27	—	—	27
Cash dividends	—	—	—	(129)	—	—	—	(129)
Shares issued:
Exercise of stock options	0.3	—	(1)	—	—	16	—	15
Vesting of performance shares and restricted stock units	0.1	—	(12)	—	—	5	—	(7)
Employee stock purchase plan	0.1	—	2	—	—	6	—	8
Employee savings plan	0.4	—	10	—	—	23	—	33
Stock-based compensation	—	—	21	—	—	—	—	21
Treasury share repurchases	(2.9)	—	—	—	—	(255)	—	(255)
Treasury share retirements (1)	—	(1)	(44)	(2,353)	—	2,398	—	—
Other	—	—	—	—	—	—	1	1
Balance at June 30, 2016	129.9	$1	$1,495	$3,162	$(1,672)	$(878)	$6	$2,114
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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business Description and Basis of Presentation

Rockwell Collins, Inc. (the Company or Rockwell Collins) supplies cabin interior products and services to aircraft manufacturers and airlines, designs, produces and supports communications and aviation systems for commercial and military customers and provides information management services through voice and data communication networks and solutions worldwide.

The Company operates on a 52/53 week fiscal year with quarters ending on the Friday closest to the last day of the calendar quarter. For ease of presentation, June 30 and September 30 are utilized consistently throughout these financial statements and notes to represent the period end dates.

The Company has two consolidated subsidiaries with income attributable to a noncontrolling interest. The net income and comprehensive income attributable to the noncontrolling interest is insignificant.

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

On April 13, 2017, the Company acquired B/E Aerospace, a leading manufacturer of aircraft cabin interior products and services. As a result of the acquisition, a new Interior Systems segment was created. See Note 3 for additional information.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

evaluation of the new standard and does not expect that adoption will have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued a comprehensive new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees. The central requirement of the new standard is that lessees must recognize lease-related assets and liabilities for all leases with a term longer than 12 months. The Company is evaluating the effect the standard will have on the Company's consolidated financial statements and related disclosures, and expects a material change to the balance sheet due to the recognition of right-of-use assets and lease liabilities related to the Company's portfolio of real estate leases. The new guidance is not expected to materially impact accounting for those leases the Company enters with customers. The new standard is effective for the Company in 2020, with early adoption permitted.

In April 2015, the FASB issued a new standard on the presentation of debt issuance costs, which requires debt issuance costs to be presented on the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with the presentation of unamortized debt discounts. Previously, debt issuance costs were presented as a deferred asset. The Company adopted the new guidance during the three months ended December 31, 2016 on a retrospective basis, which resulted in the reclassification of $8 million and $10 million of Other assets to Long-term debt, net as of September 30, 2016 and September 30, 2015, respectively.

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

The Company's interpretation of the new standard is substantially complete and the Company has prepared an initial assessment of the impacts of adoption on its consolidated financial statements and disclosures. Anticipated changes under the new standard include accounting for development costs and associated customer funding related to commercial contracts, increased use over time of revenue recognition based on costs incurred for government contracts and the elimination of customer relationship intangible assets related to free products provided to customers as up-front sales incentives. The new standard also significantly enhances required disclosures regarding revenue and related assets and liabilities.

Of the anticipated changes, the Company expects that the change in accounting for commercial contract development costs and associated customer funding is likely to have the most significant impact on its financial statements. Customer funding received for development effort is currently recognized as revenue as the development activities are performed. Under the new standard, the Company has concluded that the development effort does not represent a performance obligation. Therefore, customer funding specific to the development effort must be deferred as a contract liability and recognized as revenue when products are delivered to the customer, delaying the timing of revenue recognition. The Company currently expenses development costs associated with commercial contracts unless the arrangement includes a contractual guarantee for reimbursement from the customer. Upon adoption of the new standard, development costs will be expensed as incurred except for those costs incurred pursuant to customer funding. The amount of development costs eligible for deferral will be equivalent to the associated customer funding. Subsequent to adoption, those deferred development costs will be recognized as expense when products are delivered to the customer, consistent with the amortization of deferred development specific customer funding into revenue. Development costs incurred pursuant to contractual guarantees for reimbursement will no longer be capitalized within Inventory as pre-production engineering costs. The balance of capitalized development costs within Inventory as of the adoption date will be eliminated and the related post-adoption amortization expense avoided.

The Company continues to evaluate the impacts associated with the new standard, assess the implications of the B/E Aerospace acquisition on the implementation plan and refine estimated impacts of adoption on the financial statements and related disclosures. The Company is in the process of implementing changes to business processes, systems and internal controls required to implement the new accounting standard. The Company plans to adopt the new standard in 2019 and apply it retrospectively to all periods presented.

Other new accounting standards issued but not effective until after June 30, 2017 are not expected to have a material impact on the Company's financial statements.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Acquisitions, Goodwill and Intangible Assets

Acquisitions

B/E Aerospace
On April 13, 2017, the Company completed the acquisition of B/E Aerospace, a leading manufacturer of aircraft cabin interior products and services, for $6.5 billion in cash and stock, plus the assumption of $2.0 billion of debt, net of cash acquired. The transaction combines the Company's capabilities in flight deck avionics, cabin electronics, mission communication and navigation, simulation and training and information management services with B/E Aerospace's range of cabin interior products, which include seating, food and beverage preparation and storage equipment, lighting and oxygen systems, and modular galley and lavatory systems for commercial airliners and business jets. The acquisition advances the Company’s global growth strategy by expanding the Company's previous focus on cockpit, cabin management, communication and connectivity solutions, and diversifies the Company's product portfolio and customer mix. Results of the acquired business are reported in the newly formed Interior Systems business segment.

The $6.5 billion gross purchase price for the acquisition of B/E Aerospace includes the following:

(in millions)
Cash consideration	$3,521
Value of common stock issued for B/E Aerospace common stock(1)	3,015
Total purchase price	$6,536
(1) 31.2 million shares of common stock issued to B/E Aerospace shareholders at the Company's April 13, 2017 closing share price of $96.63.

The cash consideration was financed through the issuance of $4.35 billion of senior unsecured notes and $1.5 billion borrowed under a new senior unsecured syndicated term loan facility (see Note 9). The remaining proceeds of the debt offering were used to repay assumed B/E Aerospace debt and a portion of the Company's outstanding short-term commercial paper borrowings.

The following table, which is preliminary and subject to change, summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date. The final determination of the fair value of assets and liabilities will be completed within the one year measurement period as allowed by FASB Accounting Standards Codification Topic 805, Business Combinations. As of June 30, 2017, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary. The size and breadth of the B/E Aerospace acquisition necessitates use of the one year measurement period to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, including, but not limited to, intangible assets, inventory, real property, leases, deferred tax liabilities related to the unremitted earnings of foreign subsidiaries, certain reserves and the related tax impacts of any changes made. Any potential adjustments will be made retroactively and could be material to the preliminary values presented below.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(in millions)	April 13, 2017
Cash and cash equivalents	$104
Receivables, net	496
Inventories, net (1)	556
Other current assets	56
Property	253
Intangible Assets	2,381
Other Assets	59
Total Identifiable Assets Acquired	3,905

Accounts payable	(251)
Compensation and benefits	(75)
Advance payments from customers	(62)
Accrued customer incentives	(48)
Product warranty costs	(117)
Other current liabilities (2)	(361)
Long-term Debt, Net	(2,119)
Retirement Benefits	(12)
Deferred Income Tax Liability	(521)
Other Liabilities (2)	(448)
Total Liabilities Assumed	(4,014)
Net Identifiable Assets Acquired, excluding Goodwill	(109)
Goodwill	6,645
Net Assets Acquired	$6,536
(1) Inventories, net includes a $74 million adjustment to state Work in process and Finished goods inventories at their fair value as of the acquisition date. The inventory fair value adjustment is being amortized as a non-cash increase to Cost of sales ratably over the estimated inventory turnover period. $44 million of the fair value adjustment was recognized in Cost of sales in the three months ended June 30, 2017.
(2) As of the acquisition date, the Company made adjustments totaling $457 million related to acquired existing long-term contracts with terms less favorable than could be realized in market transactions as of the acquisition date. The adjustments were primarily recognized within Other current liabilities and Other Liabilities based upon estimates regarding the period in which the liabilities will be amortized to the Condensed Consolidated Statement of Operations as non-cash reductions to Cost of sales. $42 million of the acquired contract liabilities were recognized in Cost of sales in the three months ended June 30, 2017.

The Intangible Assets included above consist of the following:

	Weighted Average Life (in years)	Fair Value (in millions)
Developed technology	12	$723
Airline customer relationships	10	1,450
OEM customer relationships	13	208
Total	11	$2,381

The preliminary purchase price allocation resulted in the recognition of $6.645 billion of goodwill, none of which is expected to be deductible for tax purposes. The Company is in the process of allocating goodwill by segment, and as of June 30, 2017 the Company has preliminarily included all of the goodwill in the new Interior Systems segment. The goodwill is a result of expected cost synergies from the consolidation of certain corporate and administrative functions, supply chain savings and low-cost manufacturing, expected revenue synergies from the integration of legacy products and technologies with those of B/E Aerospace and intangible assets that do not qualify for separate recognition, such as the assembled B/E Aerospace workforce.

B/E Aerospace's results of operations have been included in the Company's operating results for the period subsequent to the completion of the acquisition on April 13, 2017. B/E Aerospace contributed sales of $695 million for the three months ended June 30, 2017, and net income of $58 million for the three months ended June 30, 2017.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Transaction, Integration and Financing Costs
During the three and nine months ended June 30, 2017, the Company recorded total transaction, integration and financing costs in the Condensed Consolidated Statement of Operations as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Transaction and integration costs	$64	$—	$80	$—
Interest expense	18	—	29	—
Total Transaction, integration and financing costs	$82	$—	$109	$—

During the three months ended June 30, 2017, $16 million of transaction and integration costs previously reported within Selling, general and administrative expense were reclassified to Transaction and integration costs on the Condensed Consolidated Statement of Operations. At June 30, 2017, $29 million of transaction, integration and financing costs were unpaid and included in Accounts payable on the Condensed Consolidated Statement of Financial Position.

Supplemental Pro Forma Data
The following unaudited supplemental pro forma data presents consolidated pro forma information as if the acquisition and related financing had been completed as of the beginning of the prior year, or on October 1, 2015.

The unaudited supplemental pro forma financial information does not reflect the potential realization of revenue synergies or cost savings, nor does it reflect other costs relating to the integration of the two companies. This pro forma data should not be considered indicative of the results that would have actually occurred if the acquisition and related financing been consummated on October 1, 2015, nor are they indicative of future results.

The unaudited supplemental pro forma financial information was calculated by combining the Company's results with the stand-alone results of B/E Aerospace for the pre-acquisition periods, which were adjusted to account for certain transactions and other costs that would have been incurred during this pre-acquisition period. The pro forma information included herein is preliminary and may be revised as additional information becomes available and as additional analysis is performed within the one year measurement period allowed by ASC 805. Any potential future adjustments could be material.

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions, except per share amounts)	2017	2016	2017	2016
Pro forma sales	$2,219	$2,087	$6,182	$5,943
Pro forma net income attributable to common shareowners from continuing operations	247	263	636	466
Pro forma basic earnings per share from continuing operations	1.53	1.63	3.93	2.88
Pro forma diluted earnings per share from continuing operations	1.52	1.62	3.89	2.85

The following significant adjustments were made to account for certain transactions and costs that would have occurred if the acquisition had been completed on October 1, 2015. These adjustments are net of any applicable tax impact and were included to arrive at the pro forma results above. As the acquisition of B/E Aerospace was completed on April 13, 2017, the pro forma adjustments for the three and nine months ended June 30, 2017 in the table below include only the required adjustments through April 13, 2017.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Increases/ (decreases) to pro forma net income:
Net reduction to depreciation resulting from fixed asset adjustments (1)	$1	$5	$11	$16
Advisory, legal and accounting service fees (2)	123	—	156	(123)
Amortization of acquired B/E Aerospace intangible assets, net (3)	(6)	(36)	(79)	(109)
Interest expense incurred on acquisition financing, net (4)	8	(16)	(17)	(49)
Long-term contract program adjustments (5)	(6)	(21)	(59)	(104)
Acquired contract liability amortization (6)	3	30	62	109
Inventory fair value adjustment amortization (7)	—	—	—	(56)
Compensation adjustments (8)	—	4	6	10
(1) Captures the net impact to depreciation expense resulting from various purchase accounting adjustments to fixed assets.
(2) Reflects the elimination of transaction-related fees incurred by B/E Aerospace and Rockwell Collins in connection with the acquisition and assumes all of the fees were incurred during the first quarter of 2016.
(3) Eliminates amortization of the historical B/E Aerospace intangible assets and replaces it with the new amortization for the acquired intangible assets.
(4) Reflects the addition of interest expense for the debt incurred by Rockwell Collins to finance the B/E Aerospace acquisition, net of interest expense that was eliminated on the historical B/E Aerospace debt that was repaid at the acquisition date. The adjustment also reflects the elimination of interest expense incurred by Rockwell Collins for bridge loan financing which was assumed to not be required for purposes of the pro forma periods presented.
(5) Eliminates B/E Aerospace capitalized development costs and deferred revenues on certain long-term contracts.
(6) Reflects amortization of liabilities recognized for acquired contracts with terms less favorable than could be realized in market transactions as of the acquisition date.
(7) Reflects amortization of adjustment made to state Work in process and Finished goods inventories at fair value as of the acquisition date.
(8) Reflects reduction in compensation expense due to the vesting of B/E Aerospace stock awards upon the acquisition and the termination of certain B/E Aerospace executives and board members.

Pulse.aero
On December 20, 2016, the Company acquired 100 percent of the outstanding shares of Pulse.aero, a United Kingdom based company specializing in self-bag drop technologies used by airlines and airports. The purchase price, net of cash acquired, was $15 million, of which $14 million was paid during the nine months ended June 30, 2017. On the acquisition date, the Company recorded a $5 million liability for the fair value of post-closing consideration that may be paid, contingent upon the achievement of certain revenue targets and development milestones. During the nine months ended June 30, 2017, the Company made contingent consideration payments of $2 million. In the third quarter of 2017, the purchase price allocation was finalized, with $12 million allocated to goodwill and $6 million to intangible assets. The intangible assets have a weighted average life of approximately 9 years. None of the goodwill resulting from the acquisition is tax deductible. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will expand the Company's airport passenger processing offerings.

Matrix product line
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

International Communications Group, Inc.
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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

deductible. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will broaden the Company's flight deck and connectivity portfolio.

The B/E Aerosapce acquisition is included in the new Interior Systems segment, the Pulse.aero acquisition is included in the Information Management Services segment, the Matrix product line acquisition is included in the Government Systems segment and the ICG acquisition is included in the Commercial Systems segment. The results of operations for the acquisitions have been included in the Company's operating results for the periods subsequent to the acquisition dates. Pro forma results of operations have not been presented for Pulse.aero, the Matrix product line or ICG, as the effect of the acquisitions are not material to the Company's condensed consolidated results of operations.

Goodwill
Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Interior Systems	Commercial Systems	Government Systems	Information Management Services	Total
Balance at September 30, 2016	$—	$326	$503	$1,090	$1,919
B/E Aerospace acquisition	6,645	—	—	—	6,645
Pulse.aero acquisition	—	—	—	12	12
Foreign currency translation adjustments	24	—	1	1	26
Balance at June 30, 2017	$6,669	$326	$504	$1,103	$8,602

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

Intangible Assets
Intangible assets are summarized as follows:

	June 30, 2017			September 30, 2016
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$1,092	$(242)	$850	$354	$(216)	$138
Backlog	6	(4)	2	6	(3)	3
Customer relationships:
Acquired	2,001	(156)	1,845	340	(106)	234
Up-front sales incentives	336	(89)	247	313	(80)	233
License agreements	15	(10)	5	14	(10)	4
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	47	—	47	47	—	47
In process research and development	—	—	—	7	—	7
Intangible assets	$3,512	$(515)	$2,997	$1,096	$(429)	$667

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of June 30, 2017, the weighted average amortization period remaining for up-front sales incentives was approximately 9 years.
Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2017	2018	2019	2020	2021	Thereafter
Anticipated amortization expense for up-front sales incentives	$13	$19	$25	$28	$28	$143
Anticipated amortization expense for all other intangible assets	143	262	259	257	257	1,602
Total	$156	$281	$284	$285	$285	$1,745

Amortization expense for intangible assets for the three and nine months ended June 30, 2017 was $61 million and $86 million, respectively, compared to $15 million and $46 million for the three and nine months ended June 30, 2016.

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

Results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Income from discontinued operations before income taxes	$—	$—	$—	$2
Income tax (expense) from discontinued operations	—	—	—	(1)

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	June 30, 2017	September 30, 2016
Billed	$1,211	$748
Unbilled	485	439
Less progress payments	(44)	(87)
Total	1,652	1,100
Less allowance for doubtful accounts	(8)	(6)
Receivables, net	$1,644	$1,094

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included in Other Assets. Receivables, net due from equity affiliates were $68 million and $68 million at June 30, 2017 and September 30, 2016, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not yet been billed to customers in accordance with applicable contract terms.

The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under factoring agreements arranged by certain customers. Under the terms of the agreements, the Company retains no rights or interest and has no obligations with respect to the sold receivables. The Company accounts for these transactions as sales of receivables and records cash proceeds when received as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. Cash provided by operating activities from participating in these programs was $198 million and $8 million during the nine months ended June 30, 2017 and 2016, respectively. The cost of participating in these programs was immaterial to the Company's results.

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	June 30, 2017	September 30, 2016
Finished goods	$306	$210
Work in process	340	236
Raw materials, parts and supplies	702	354
Less progress payments	(10)	(1)
Total	1,338	799
Pre-production engineering costs	1,168	1,140
Inventories, net	$2,506	$1,939

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

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2017	2018	2019	2020	2021	Thereafter
Anticipated amortization expense for pre-production engineering costs	$59	$99	$137	$157	$148	$611

Amortization expense for pre-production engineering costs for the three and nine months ended June 30, 2017 was $18 million and $43 million, respectively, compared to $14 million and $37 million for the three and nine months ended June 30, 2016. As of June 30, 2017, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 10 years.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Property

Property is summarized as follows:

(in millions)	June 30, 2017	September 30, 2016
Land	$20	$15
Buildings and improvements	569	468
Machinery and equipment	1,359	1,218
Information systems software and hardware	496	435
Furniture and fixtures	85	74
Capital leases	58	58
Construction in progress	229	183
Total	2,816	2,451
Less accumulated depreciation	(1,488)	(1,416)
Property	$1,328	$1,035

8.	Other Assets

Other assets are summarized as follows:

(in millions)	June 30, 2017	September 30, 2016
Long-term receivables	$199	$146
Investments in equity affiliates	7	10
Exchange and rental assets (net of accumulated depreciation of $105 at June 30, 2017 and $101 at September 30, 2016)	71	68
Other	223	145
Other Assets	$500	$369

Long-Term Receivables
Long-term receivables expected to be collected beyond the next twelve months are principally comprised of unbilled accounts receivables pursuant to sales recorded under the percentage-of-completion method of accounting that have not yet been billed to customers in accordance with applicable contract terms.

Investments in Equity Affiliates
The Company's investments in equity affiliates primarily consist of seven joint ventures, each 50 percent owned and accounted for under the equity method. The Company records income or loss from equity affiliates in Other income, net on the Condensed Consolidated Statement of Operations. The Company's sales to equity affiliates were $57 million and $193 million for the three and nine months ended June 30, 2017, respectively, compared to $58 million and $159 million for the three and nine months ended June 30, 2016. Deferred profit from sales to equity affiliates was $2 million at June 30, 2017 and $2 million at September 30, 2016.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service-related activities. These assets are recorded at acquisition cost or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $3 million and $8 million for the three and nine months ended June 30, 2017, respectively, and $2 million and $7 million for the three and nine months ended June 30, 2016.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Debt

Short-term Debt

(in millions, except weighted average amounts)	June 30, 2017	September 30, 2016
Short-term commercial paper borrowings outstanding (1)	$362	$440
Current portion of long-term debt	149	300
Short-term debt	$511	$740
Weighted average interest rate of commercial paper borrowings	1.43%	0.79%
Weighted average maturity period of commercial paper borrowings (days)	12	15
(1) The maximum amount of short-term commercial paper borrowings outstanding during the nine months ended June 30, 2017 was $1.058 billion.

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1.5 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper program is supported by the Company's $1.5 billion revolving credit facility.

Revolving Credit Facilities
On December 16, 2016, the Company entered into a new $1.2 billion five-year senior unsecured revolving credit agreement with various banks. The $1.2 billion credit facility increased to $1.5 billion concurrent with the consummation of the B/E Aerospace acquisition on April 13, 2017. This revolving credit facility replaces the previous $1 billion and $200 million revolving credit facilities that would have expired in December 2018 and February 2017, respectively. Both of these revolving credit facilities were terminated upon the closing of the new revolving credit facility. At June 30, 2017, there were no outstanding borrowings under the Company's revolving credit facility and at September 30, 2016 there were no outstanding borrowings under the previous revolving credit facilities.

Short-term credit facilities available to non-U.S. subsidiaries were $38 million as of June 30, 2017, of which $2 million was utilized to support commitments in the form of commercial letters of credit. At June 30, 2017 and September 30, 2016, there were no borrowings outstanding under these credit facilities.

At June 30, 2017 and September 30, 2016, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

Bridge Credit Facility
On December 16, 2016, pursuant to the B/E Aerospace acquisition, the Company entered into a $4.35 billion 364-day senior unsecured bridge term loan credit agreement with various banks. This bridge facility terminated upon receipt of proceeds from the new notes issued to finance a portion of the B/E Aerospace acquisition.
Term Loan Credit Facility
On December 16, 2016, pursuant to the B/E Aerospace acquisition, the Company entered into a $1.5 billion three-year senior unsecured term loan credit agreement with various banks. As of June 30, 2017, borrowings under this facility totaled $1.462 billion. As of June 30, 2017, borrowings under this term loan facility bear interest at LIBOR plus 1.25 percent and amortize in equal quarterly installments of 2.5 percent, or $38 million, with the balance payable on April 13, 2020. Proceeds of borrowings under the term loan facility were used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses.

The revolving credit agreement and term loan credit agreement each include one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 68 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans). This financial covenant ratio will decrease to 65 percent on June 30, 2018. The Company was in compliance with this financial covenant at June 30, 2017. The credit agreements also contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-term Debt
On April 10, 2017, the Company issued $4.65 billion of senior unsecured notes. The net proceeds of the offering were principally used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses. Net proceeds of $300 million were used to repay a portion of the Company's outstanding short-term commercial paper borrowings.

The principal amount of long-term debt, net of discount and debt issuance costs, is summarized as follows:

(in millions, except interest rate figures)	Interest Rate	June 30, 2017	September 30, 2016
Fixed-rate notes due:
July 2019	1.95%	$300	$—
July 2019	5.25%	300	300
November 2021	3.10%	250	250
March 2022	2.80%	1,100	—
December 2023	3.70%	400	400
March 2024	3.20%	950	—
March 2027	3.50%	1,300	—
December 2043	4.80%	400	400
April 2047	4.35%	1,000	—
Variable-rate term loan due:
April 2020	1 month LIBOR + 1.25%(1)	1,462	—
Variable-rate note due:
December 2016	3 month LIBOR + 0.35%	—	300
Fair value swap adjustment (see Notes 14 and 15)		15	35
Total		7,477	1,685
Less unamortized debt issuance costs and discounts		60	11
Less current portion of long-term debt		149	300
Long-term Debt, Net		$7,268	$1,374
(1) The Company has the option to elect a one, two, three or six-month LIBOR interest rate and has elected the one-month rate during the third quarter of 2017. The one-month LIBOR rate at June 30, 2017 was approximately 1.13 percent.

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

Cash payments for debt interest and fees during the nine months ended June 30, 2017 were $129 million, of which $28 million related to fees incurred in connection with the bridge credit facility. Cash payments for debt interest and fees during the nine months ended June 30, 2016 were $49 million.

10.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Components of Expense (Income)
The components of expense (income) for Pension Benefits and Other Retirement Benefits for the three and nine months ended June 30, 2017 and 2016 are summarized as follows:

	Pension Benefits		Other Retirement Benefits
	Three Months Ended		Three Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Service cost	$4	$2	$1	$1
Interest cost	28	32	1	1
Expected return on plan assets	(61)	(60)	—	—
Amortization:
Prior service credit	—	—	(1)	(1)
Net actuarial loss	23	20	2	2
Net benefit expense (income)	$(6)	$(6)	$3	$3

	Pension Benefits		Other Retirement Benefits
	Nine Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Service cost	$10	$8	$2	$2
Interest cost	83	95	4	4
Expected return on plan assets	(181)	(179)	(1)	(1)
Amortization:
Prior service credit	—	(1)	(1)	(1)
Net actuarial loss	69	59	6	6
Net benefit expense (income)	$(19)	$(18)	$10	$10

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2016, the Company voluntarily contributed $55 million to its U.S. qualified pension plan. There is no minimum statutory funding requirement for 2017 and the Company does not currently expect to make any additional discretionary contributions during 2017 to this plan. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions. Contributions to the non-U.S. plans and the U.S. non-qualified pension plan are expected to total $13 million in 2017. During the nine months ended June 30, 2017, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $11 million.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense, which is calculated net of an assumed forfeiture rate, and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Stock-based compensation expense included in:
Product cost of sales	$2	$1	$6	$6
Selling, general and administrative expenses	6	5	15	15
Total	$8	$6	$21	$21
Income tax benefit	$3	$2	$7	$7

The Company issued awards of equity instruments for the nine months ended June 30, 2017 and 2016 as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Nine months ended June 30, 2017	667.2	$17.26	129.0	$87.38	224.2	$91.94
Nine months ended June 30, 2016	641.5	$17.75	131.0	$85.13	70.4	$85.91

These awards were issued under one of the Company's long-term incentive plans or assumed by the Company under the B/E Aerospace 2005 Long-Term Incentive Plan. The increase in issued Restricted Stock Units was primarily due to the conversion of B/E Aerospace Restricted Stock Units upon completion of the acquisition. Except for Restricted Stock Units, the Company did not assume any other B/E Aerospace equity awards. The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2017 based on the achievement of performance targets for years 2017 through 2019 is approximately 304,000.

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2017 Grants	2016 Grants
Risk-free interest rate	1.0% - 2.7%	0.7% - 2.5%
Expected dividend yield	1.3% - 1.5%	1.4% - 1.6%
Expected volatility	19.0%	20.0%
Expected life	7 years	7 years

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Employee Benefits Paid in Company Stock
During the nine months ended June 30, 2017 and 2016, 0.5 million and 0.5 million shares, respectively, of the Company's common stock were issued to employees under the Company's employee stock purchase and defined contribution savings plans at a value of $48 million and $41 million for the respective periods.

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions, except per share amounts)	2017	2016	2017	2016
Numerator for basic and diluted earnings per share:
Income from continuing operations	$179	$214	$492	$519
Income from discontinued operations, net of taxes	—	—	—	1
Net income	$179	$214	$492	$520
Denominator:
Denominator for basic earnings per share – weighted average common shares	158.2	130.0	139.8	130.7
Effect of dilutive securities:
Stock options	1.1	1.0	1.1	1.1
Performance shares, restricted stock and restricted stock units	0.6	0.5	0.5	0.5
Dilutive potential common shares	1.7	1.5	1.6	1.6
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	159.9	131.5	141.4	132.3
Earnings per share:
Basic
Continuing operations	$1.13	$1.65	$3.52	$3.97
Discontinued operations	—	—	—	0.01
Basic earnings per share	$1.13	$1.65	$3.52	$3.98
Diluted
Continuing operations	$1.12	$1.63	$3.48	$3.92
Discontinued operations	—	—	—	0.01
Diluted earnings per share	$1.12	$1.63	$3.48	$3.93

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. There were no stock options excluded from the average outstanding diluted shares calculation for the three and nine months ended June 30, 2017 and June 30, 2016.

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's per share amount may not equal the total per share amount for the full year.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss (AOCL), net of tax, by component for the three and nine months ended June 30, 2017 and 2016 are as follows:

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges	Total
Balance at March 31, 2017	$(85)	$(1,786)	$(2)	$(1,873)
Other comprehensive income before reclassifications	50	—	2	52
Amounts reclassified from accumulated other comprehensive loss	—	15	—	15
Net current period other comprehensive income	50	15	2	67
Balance at June 30, 2017	$(35)	$(1,771)	$—	$(1,806)

Balance at September 30, 2016	$(76)	$(1,818)	$(4)	$(1,898)
Other comprehensive income before reclassifications	41	—	2	43
Amounts reclassified from accumulated other comprehensive loss	—	47	2	49
Net current period other comprehensive income	41	47	4	92
Balance at June 30, 2017	$(35)	$(1,771)	$—	$(1,806)

Balance at March 31, 2016	$(56)	$(1,611)	$(3)	$(1,670)
Other comprehensive loss before reclassifications	(16)	—	—	(16)
Amounts reclassified from accumulated other comprehensive loss	—	14	—	14
Net current period other comprehensive income (loss)	(16)	14	—	(2)
Balance at June 30, 2016	$(72)	$(1,597)	$(3)	$(1,672)

Balance at September 30, 2015	$(56)	$(1,637)	$(6)	$(1,699)
Other comprehensive loss before reclassifications	(16)	—	(1)	(17)
Amounts reclassified from accumulated other comprehensive loss	—	40	4	44
Net current period other comprehensive income (loss)	(16)	40	3	27
Balance at June 30, 2016	$(72)	$(1,597)	$(3)	$(1,672)
(1) Reclassifications from AOCL to net income, related to the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans, were $24 million ($15 million net of tax) and $21 million ($14 million net of tax) for the three months ended June 30, 2017 and 2016, respectively, and were $74 million ($47 million net of tax) and $63 million ($40 million net of tax) for the nine months ended June 30, 2017 and 2016, respectively. The reclassifications are included in the computation of net benefit expense. See Note 10 for additional details.

13.	Income Taxes

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three months ended June 30, 2017 and 2016, the effective income tax rate from continuing operations was 19.0 percent and 13.4 percent, respectively. The prior year effective income tax rate from continuing operations was impacted by the release of a $41 million valuation allowance related to a U.S. capital loss carryforward. The current year effective income tax rate was impacted by a lower estimated annual effective tax rate, which applies to year-to-date earnings, due to the jursidictional mix of income as a result of the B/E Aerospace acquisition.

During the nine months ended June 30, 2017 and 2016, the effective income tax rate from continuing operations was 25.1 percent and 18.8 percent, respectively. The prior year effective income tax rate from continuing operations was impacted by the retroactive reinstatement of the Federal R&D Tax Credit and the release of a $41 million valuation allowance related to a U.S. capital loss carryforward. The current year effective income tax rate was impacted by a lower estimated annual effective tax rate, which applies to year-to-date earnings, due to the jursidictional mix of income as a result of of the B/E Aerospace acquisition.

The Company's U.S. Federal income tax returns for the tax year ended September 30, 2013 and prior years have been audited by the IRS and are closed to further adjustments by the IRS. The IRS is currently auditing the Company's tax returns for the years ended September 30, 2014 and 2015. The IRS is currently auditing the legacy tax filings of certain acquired subsidiaries for the 2012, 2013 and 2014 calendar years. The Company is also currently under audit in various U.S. states and non-U.S. jurisdictions. The U.S. states and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company had net income tax payments of $202 million and $76 million during the nine months ended June 30, 2017 and 2016, respectively. No provision has been made as of June 30, 2017 for U.S. federal or state, or additional non-U.S. income taxes related to an estimated amount of $1.6 billion of undistributed earnings of our foreign subsidiaries because such earnings are intended to be indefinitely reinvested.

The Company has gross unrecognized tax benefits recorded within Other Liabilities in the Condensed Consolidated Statement of Financial Position of $139 million and $45 million as of June 30, 2017 and September 30, 2016, respectively. The significant increase in unrecognized tax benefits is primarily due to the inclusion of certain B/E Aerospace tax positions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $111 million and $20 million as of June 30, 2017 and September 30, 2016, respectively. Although the timing and outcome of tax settlements are uncertain, the Company does not anticipate any material reduction in the unrecognized tax benefits during the next 12 months.

The Company includes interest and penalties related to unrecognized tax benefits in Income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $7 million and $0 million as of June 30, 2017 and September 30, 2016, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations were not significant for the nine months ended June 30, 2017 and 2016, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Assets and liabilities
The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and September 30, 2016 are as follows:

		June 30, 2017	September 30, 2016
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$60	$55
Deferred compensation plan investments	Level 2	23	—
Interest rate swap assets	Level 2	15	35
Foreign currency forward exchange contract assets	Level 2	9	11
Foreign currency forward exchange contract liabilities	Level 2	(6)	(13)
Contingent consideration for ICG acquisition	Level 3	(14)	(13)
Contingent consideration for Pulse.aero acquisition	Level 3	(3)	—

There were no transfers between Levels of the fair value hierarchy during the nine months ended June 30, 2017 or 2016.

Valuation Techniques
The Level 1 deferred compensation plan investments consist of investments in marketable securities (primarily mutual funds) and the fair value is determined using the market approach based on quoted market prices of identical assets in active markets. The Level 2 deferred compensation plan investments consist of investments in variable insurance trust funds and the fair value is determined using the market approach and is calculated by a pricing model with observable market inputs.

The fair value of the interest rate swaps is determined using the market approach and is calculated by a pricing model with observable market inputs.

The fair value of foreign currency forward exchange contracts is determined using the market approach and is calculated as the value of the quoted forward currency exchange rate less the contract rate multiplied by the notional amount.

As of June 30, 2017, there has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.

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

The change in fair value of the Level 3 contingent consideration related to the ICG and Pulse.aero acquisitions is as follows:

(in millions)	Fair Value (Liability)
Balance at September 30, 2016	$(13)
Acquisition date fair value of Pulse.aero contingent consideration (see Note 3)	(5)
Payment of contingent consideration (see Note 3)	2
Fair value adjustment (1)	(1)
Balance at June 30, 2017	$(17)
(1) The fair value adjustment is included in Interest expense on the Condensed Consolidated Statement of Operations.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financial instruments
The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	June 30, 2017		September 30, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$578	$578	$340	$340
Short-term debt	(511)	(511)	(740)	(740)
Long-term debt	(7,253)	(7,478)	(1,339)	(1,508)

The fair value of cash and cash equivalents and the commercial paper portion of short-term debt approximates their carrying value due to the short-term nature of the instruments. These items are within Level 1 of the fair value hierarchy. Fair value information for the current portion of long-term debt and all long-term debt is within Level 2 of the fair value hierarchy. The fair value of these financial instruments was based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities and degree of risk. The carrying amount and fair value of short-term and long-term debt excludes the interest rate swaps fair value adjustment. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

15.	Derivative Financial Instruments

Interest Rate Swaps
The Company manages its exposure to interest rate risk by maintaining a mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. To help meet this objective, the Company may use financial instruments in the form of interest rate swaps.

In January 2010, the Company entered into two interest rate swap contracts which expire on July 15, 2019 and effectively converted $150 million of the 5.25 percent 2019 Notes to floating rate debt based on six-month LIBOR plus 1.235 percent. In June 2015, the Company entered into two interest rate swap contracts which expire on July 15, 2019 and effectively converted the remaining $150 million of the 5.25 percent 2019 Notes to floating rate debt based on three-month LIBOR plus 3.56 percent (collectively the 2019 Swaps).

In March 2014, the Company entered into three interest rate swap contracts (the 2023 Swaps) which expire on December 15, 2023 and effectively converted $200 million of the 2023 Notes to floating rate debt based on one-month LIBOR plus 0.94 percent.

The Company designated both the 2019 and the 2023 Swaps (the Swaps) as fair value hedges. The Swaps are recorded within Other Assets at a fair value of $15 million, offset by a fair value adjustment to Long-term Debt (Note 9) of $15 million at June 30, 2017. At September 30, 2016, the Swaps were recorded within Other Assets at a fair value of $35 million, offset by a fair value adjustment to Long-term Debt (Note 9) of $35 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of June 30, 2017 and September 30, 2016, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $286 million and $384 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Japanese yen, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of June 30, 2017 and September 30, 2016 are as follows:

		Asset Derivatives
(in millions)	Classification	June 30, 2017	September 30, 2016
Foreign currency forward exchange contracts	Other current assets	$9	$11
Interest rate swaps	Other assets	15	35
Total		$24	$46

		Liability Derivatives
(in millions)	Classification	June 30, 2017	September 30, 2016
Foreign currency forward exchange contracts	Other current liabilities	$6	$13

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. As of June 30, 2017, there were undesignated foreign currency forward exchange contracts classified within Other current assets of $1 million and Other current liabilities of $1 million.

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2017 and 2016 is as follows:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended		Nine Months Ended
		June 30		June 30
(in millions)	Location of Gain (Loss)	2017	2016	2017	2016
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Interest rate swaps	Interest expense	$2	$3	$6	$8
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	2	—	2	(1)
Amount of loss reclassified from AOCL into income	Cost of sales	—	(1)	(3)	(6)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	—	(1)	(1)	(1)

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the nine months ended June 30, 2017. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and nine months ended June 30, 2017.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of June 30, 2017. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

The Company expects to reclassify approximately $3 million of AOCL gains from cash flow hedges into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at June 30, 2017 was 72 months.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Nine Months Ended
	June 30
(in millions)	2017	2016
Balance at beginning of year	$87	$89
Warranty costs incurred	(39)	(32)
Product warranty accrual	43	29
Changes in estimates for prior years	(6)	(3)
Increase from acquisitions	117	—
Balance at June 30, 2017	$202	$83

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at June 30, 2017 were $237 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

Under a 2014 Tax Sharing and Indemnification Agreement entered into by B/E Aerospace prior to the acquisition, the Company assumes certain potential tax liabilities related to the 2014 KLX spin-off from B/E Aerospace. If it is determined that the KLX spin-off by B/E Aerospace fails to qualify for certain tax-free treatment as a result of the Company's merger with B/E Aerospace (for example, if the merger is viewed as part of a plan or series of related transactions that includes the KLX spin-off or the KLX spin-off is found to have been used principally as a device for the distribution of earnings and profits), or because of the failure of the KLX spin-off to initially qualify for the tax-free treatment, the B/E Aerospace subsidiary could incur significant tax liabilities pursuant to the Tax Sharing and Indemnification Agreement or otherwise.

The amount the Company could be required to pay under its indemnification agreements is generally limited based on amounts specified in the underlying agreements, or in the case of some agreements, the maximum potential amount of future payments that could be required is not limited. When a potential claim is asserted under these agreements, the Company considers such

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

17.	Contractual Obligations and Other Commitments

The following table reflects certain of the Company's annual non-cancelable contractual commitments:

	Payments by Period
(in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Non-cancelable operating leases	$74	$81	$66	$50	$39	$197	$507
Purchase contracts	38	35	30	27	24	47	201
Long-term debt	375	150	750	1,125	—	5,400	7,800
Interest on long-term debt	120	253	254	213	192	1,926	2,958
Total	$607	$519	$1,100	$1,415	$255	$7,570	$11,466

Non-cancelable Operating Leases
The Company leases certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts with terms that meet the accounting definition of operating leases. Some leases include renewal options, which permit extensions of the expiration dates at rates approximating fair market rental rates.

Purchase Contracts
The Company may enter into purchase contracts with suppliers under which there is a commitment to buy a minimum amount of products or pay a specified amount. These commitments are not reflected as a liability on the Company's Condensed Consolidated Statement of Financial Position.

Interest on Long-term Debt
Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts.

18.	Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had, and will continue to have, an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company, alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of June 30, 2017, the Company is involved in the investigation or remediation of nine sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for eight of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur for one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of June 30, 2017, which represents management’s best estimate of the probable future cost for this site.

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

20.	Restructuring and Asset Impairment Charges

During the three months ended December 31, 2015, the Company recorded corporate restructuring and asset impairment charges of $45 million. There were no corporate restructuring or asset impairment charges recorded during the nine months ended June 30, 2017. The $45 million of charges were recorded in 2016 as follows:

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

21.	Business Segment Information

Sales and earnings from continuing operations of the Company's operating segments are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Sales:
Interior Systems	$695	$—	$695	$—
Commercial Systems	658	612	1,801	1,785
Government Systems	558	555	1,598	1,544
Information Management Services	183	167	535	485
Total sales	$2,094	$1,334	$4,629	$3,814

Segment operating earnings:
Interior Systems	$80	$—	$80	$—
Commercial Systems	144	141	401	401
Government Systems	123	115	333	309
Information Management Services	39	26	105	79
Total segment operating earnings	386	282	919	789

Interest expense (1)	(77)	(16)	(122)	(48)
Stock-based compensation	(8)	(6)	(21)	(21)
General corporate, net	(16)	(13)	(39)	(36)
Transaction and integration costs (1)	(64)	—	(80)	—
Restructuring and asset impairment charges	—	—	—	(45)
Income from continuing operations before income taxes	221	247	657	639
Income tax expense	(42)	(33)	(165)	(120)
Income from continuing operations	$179	$214	$492	$519
(1) During the three and nine months ended June 30, 2017, the Company incurred $18 million and $29 million, respectively, of bridge facility fees related to the B/E Aerospace acquisition. These costs are included in Interest expense. Therefore, total transaction, integration and financing costs related to the acquisition of B/E Aerospace during the three and nine months ended June 30, 2017 were $82 million and $109 million, respectively.

The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings. The Company's definition of segment operating earnings excludes income taxes, stock-based compensation, unallocated general corporate expenses, interest expense, transaction and integration costs, restructuring and asset impairment charges and other special items as identified by management from time to time. Intersegment sales are not material and have been eliminated.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes sales by category for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Interior Systems sales categories:
Interior products and services	$400	$—	$400	$—
Aircraft seating	295	—	295	—
Interior Systems sales	695	—	695	—

Commercial Systems sales categories:
Air transport aviation electronics	405	370	1,098	1,052
Business and regional aviation electronics	253	242	703	733
Commercial Systems sales	658	612	1,801	1,785

Government Systems sales categories:
Avionics	342	376	1,028	1,026
Communication and navigation	216	179	570	518
Government Systems sales	558	555	1,598	1,544

Information Management Services sales	183	167	535	485

Total sales	$2,094	$1,334	$4,629	$3,814

The Interior Systems interior products and services and aircraft seating sales categories are delineated based on the nature of underlying products. The Commercial Systems air transport and business and regional aviation electronics sales categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three and nine months ended June 30, 2017, sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $5 million and $15 million, respectively, compared to $9 million and $30 million for the three and nine months ended June 30, 2016. The Government Systems avionics and communication and navigation sales categories are delineated based upon underlying product technologies.

The following table summarizes the identifiable assets at June 30, 2017 and September 30, 2016 for each of the operating segments and corporate:

(in millions)	June 30, 2017	September 30, 2016
Identifiable assets:
Interior Systems	$10,346	$—
Commercial Systems	3,272	3,050
Government Systems	2,097	2,052
Information Management Services	1,903	1,906
Corporate	733	691
Total identifiable assets	$18,351	$7,699

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND OUTLOOK

On April 13, 2017, we completed our acquisition of B/E Aerospace for $6.5 billion in cash and stock, plus the assumption of $2.0 billion of debt, net of cash acquired. To finance the acquisition and repay assumed debt, we issued 31.2 million shares of common stock, issued $4.35 billion of senior unsecured notes and borrowed $1.5 billion under a new senior unsecured syndicated term loan facility. The results of operations of the acquired business are reported in a newly formed Interior Systems business segment.

The acquisition expands our reach and broadens our portfolio of aircraft content with the addition of a wide range of cabin interior products for commercial aircraft and business jets including seating, food and beverage preparation and storage equipment, lighting and oxygen systems, and modular galley and lavatory systems. The Company's portfolio of aircraft content now spans the aircraft from cockpit to cabin, communications to connectivity. The acquisition also further diversifies our geographic presence and customer mix as Interior Systems products and services are sold to airlines and original equipment manufacturers across the globe. The transaction is expected to generate run-rate pre-tax cost synergies of approximately $160 million ($125 million after tax). During the nine months ended June 30, 2017, we incurred $109 million of transaction, integration and financing costs associated with the acquisition.

The acquisition enhances our diversified and balanced business, serving both commercial and government markets. Our Commercial Systems business supplies aviation electronics systems, products and services to customers located throughout the world. The Commercial Systems customer base is comprised of commercial air transport and business and regional aircraft OEMs, commercial airlines and business aircraft operators. The Government Systems business provides communication and navigation products and avionics to the U.S. Department of Defense, state and local governments, other government agencies, civil agencies, defense contractors and foreign ministries of defense around the world. These systems, products and services support airborne (fixed and rotary wing), ground and shipboard applications. Our Information Management Services business enables mission-critical data and voice communications throughout the world to customers including the U.S. Federal Aviation Administration, commercial airlines, business aircraft operators, airport and critical infrastructure operators and major passenger and freight railroads. These communications are enabled by our high-performance, high-quality and high-assurance proprietary radio and terrestrial networks, enhancing customer efficiency, safety and connectivity.

Total sales for the first nine months of 2017, compared to the same period in the prior year, increased 21 percent to $4.629 billion, primarily due to the B/E Aerospace acquisition which contributed $695 million of the overall revenue growth. Excluding the B/E Aerospace acquisition, revenues increased $120 million, or 3 percent, compared to the same period in the prior year, driven by 10 percent growth in Information Management Services, 3 percent growth in Government Systems and 1 percent growth in Commercial Systems sales. We expect Government Systems sales to grow low-to-mid single-digits in 2017. We expect Information Management Services to have mid-to-high single digit growth in 2017. Commercial Systems sales are expected to be about flat for the year.

Total segment operating earnings for the first nine months of 2017 improved $130 million to $919 million. The Interior Systems business contributed $80 million of operating earnings, while Information Management Services increased $26 million and Government Systems increased $24 million. Earnings per share from continuing operations for the first nine months of 2017 decreased to $3.48 compared to $3.92 in the prior year. Earnings per share from continuing operations for the first nine months of 2017 include 52 cents of transaction, integration and financing costs related to the acquisition of B/E Aerospace. Earnings per share from continuing operations for the first nine months of 2016 included a 49 cent benefit from the release of a capital loss carryforward valuation allowance and the retroactive reinstatement of the Federal Research & Development Tax Credit. In addition, earnings per share from continuing operations in the first nine months of 2016 included a 21 cent restructuring and asset impairment charge, initiated as a result of certain challenging market conditions, particularly in business aviation.

The following is a summary of our company's financial guidance for 2017:

•	total sales of about $6.8 billion (From $6.7 billion to $6.8 billion)

•	total segment operating margins of 19.0 percent to 20.0 percent (1)

•	earnings per share of $4.85 to $5.05 (From $4.50 to $4.70) (2)

•	adjusted earnings per share of $5.95 to $6.15 (2)

•	cash provided by operating activities of $900 million to $1.0 billion, which includes an expected $50 million net increase in pre-production engineering costs included in inventory

•	capital expenditures of about $250 million

•	total research and development investment of about $1.1 billion (From $1.05 billion to $1.15 billion) (3)

•	full year income tax rate of 24 percent to 25 percent (From 27 percent to 28 percent) (4)

(1) Total segment operating margins is a non-GAAP measure and is reconciled to the related GAAP measure, Income from continuing operations before income taxes, in Note 21 of the Notes to Condensed Consolidated Financial Statements. Total segment operating margins is calculated as total segment operating earnings divided by total sales. The non-GAAP total segment operating margin information included in this disclosure is believed to be useful to investors' understanding by excluding certain expenses we believe are not relevant to investors' assessment of our operating results. Interior Systems operating margins are projected to be in the range of 12 percent to 13 percent for fiscal year 2017. The Interior Systems operating margin includes acquisition-related intangible asset amortization of about 750 basis points of operating margin impact and amortization of inventory and acquired contract fair value adjustments of about 100 basis points of net operating margin impact.

(2) The adjusted net income and adjusted earnings per share non-GAAP metrics are believed to be useful to investors' understanding and assessment of our on-going operations and performance of the B/E Aerospace acquisition, which occurred on April 13, 2017. We believe adjusted net income and adjusted earnings per share excludes certain one-time and non-cash expenses not indicative of our on-going operating results. The Company does not intend for the non-GAAP information to be considered in isolation or as a substitute for the related GAAP measures. Adjusted earnings per share is based on a preliminary purchase price allocation and is subject to potential adjustments that could be material. In addition, adjusted earnings per share is based on the weighted average shares for fiscal year 2017, which includes the issuance of 31.2 million shares of Rockwell Collins common stock on April 13, 2017 in connection with the B/E Aerospace acquisition. Due to the timing of the share issuance, the earnings per share impact of the acquisition of B/E Aerospace will be different in our annual results as compared to our quarterly results.

Year Ending
September 30, 2017 (estimated)
(dollars in millions, impact to forecasted net income; except per share amounts)	Low End of Guidance Range	High End of Guidance Range
Forecasted net income (GAAP)	$710	$740
Estimated B/E Aerospace acquisition-related expenses	~90
Estimated amortization of acquisition-related intangible assets	~100
Estimated amortization of acquired contract liability	~(80)
Estimated amortization of inventory fair value adjustment	~55
Forecasted adjusted net income (non-GAAP)	$875	$905

Forecasted earnings per share (GAAP)	$4.85	$5.05
Estimated B/E Aerospace acquisition-related expenses	~0.60
Estimated amortization of acquisition-related intangible assets	~0.70
Estimated amortization of acquired contract liability	~(0.55)
Estimated amortization of inventory fair value adjustment	~0.35
Forecasted adjusted earnings per share (non-GAAP)	$5.95	$6.15

(3) Total research and development (R&D) investment is comprised of company and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory.

(4) The lower expected full year income tax rate has been adjusted for a change in the jurisdictional mix of projected income due to the B/E Aerospace acquisition as well as deductible transaction, integration and financing costs.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for the three and nine months ended June 30, 2017 and 2016, and should be read in conjunction with our condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Sales

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Total sales	$2,094	$1,334	$4,629	$3,814
Percent increase	57%		21%

Total sales increased $760 million, or 57 percent, for the three months ended June 30, 2017, compared to the same period in the prior year. B/E Aerospace, which was acquired on April 13, 2017, contributed $695 million of the overall revenue growth.
Sales excluding the B/E Aerospace acquisition (organic sales) increased $65 million, or 5 percent, compared to the same period in the prior year, driven by a $46 million increase within Commercial Systems, a $16 million increase within Information Management Services and a $3 million increase within Government Systems.

Total sales increased $815 million, or 21 percent, for the nine months ended June 30, 2017, compared to the same period in the prior year. B/E Aerospace contributed $695 million of the overall revenue growth. Organic sales increased $120 million, or 3 percent, compared to the same period in the prior year, driven by a $54 million increase within Government Systems, a $50 million increase within Information Management Services and a $16 million increase within Commercial Systems.

Refer to the Interior Systems, Commercial Systems, Government Systems and Information Management Services sections of the Segment Financial Results below for detailed sales discussions.

Cost of Sales

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Total cost of sales	$1,524	$915	$3,270	$2,658
Percent of total sales	72.8%	68.6%	70.6%	69.7%

Cost of sales consists of all costs incurred to design and manufacture our products and provide our services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization, service and support and other related expenses.

For the three months ended June 30, 2017, total cost of sales increased $609 million, or 67 percent, compared to the same period in the prior year, primarily due to the following:

•	$564 million of cost of sales from the recently acquired B/E Aerospace business

•	a $37 million increase from higher organic sales, which was favorably impacted by benefits from cost savings initiatives

•	a $7 million combined increase in employee incentive compensation costs in Commercial Systems and Government Systems

For the nine months ended June 30, 2017, total cost of sales increased $612 million, or 23 percent, compared to the same period in the prior year, primarily due to the following:

•	$564 million of cost of sales from the recently acquired B/E Aerospace business

•	an $86 million increase from higher organic sales, which was unfavorably impacted by sales mix

•	partially offset by $33 million of asset and restructuring charges recorded in the nine months ended June 30, 2016

•
further offset by benefits from cost savings initiatives and a $7 million combined decrease in company-funded R&D expense in Commercial Systems, Government Systems and Information Management Services, as detailed in the Research and Development Expense section below

Research and Development Expense

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Customer-funded:
Interior Systems	$15	$—	$15	$—
Commercial Systems	68	58	199	166
Government Systems	103	98	316	284
Information Management Services	3	2	7	6
Total customer-funded	189	158	537	456
Company-funded:
Interior Systems	56	—	56	—
Commercial Systems	37	36	94	97
Government Systems	17	20	53	56
Information Management Services (1)	—	—	—	1
Total company-funded	110	56	203	154
Total R&D expense	$299	$214	$740	$610
Percent of total sales	14.3%	16.0%	16.0%	16.0%
(1) R&D expenses for the Information Management Services segment do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property on the Condensed Consolidated Statement of Financial Position.
We make significant investments in R&D to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $18 million and $14 million for the three months ended June 30, 2017 and 2016, respectively, and totaled $43 million and $37 million for the nine months ended June 30, 2017 and 2016, respectively.

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

For the three months ended June 30, 2017, total R&D expense increased $85 million, compared to the same period in the prior year. The customer-funded portion of R&D expense increased $31 million, primarily due to $15 million of customer-funded expenditures from the recently acquired B/E Aerospace business. In addition, customer-funded expenditures for Commercial Systems increased $10 million due to international regional jet programs and Government Systems increased $5 million due to fixed wing programs. Company-funded R&D expense increased $54 million, primarily due to $56 million of company-funded expenditure from the recently acquired B/E Aerospace business.

In addition to the R&D expenses above, development expenditures incurred for the Bombardier Global 7000/8000 and CSeries programs and certain military transport programs during the three months ended June 30, 2017 resulted in a gross $32 million increase to our investments in pre-production engineering programs capitalized within inventory.

For the nine months ended June 30, 2017, total R&D expense increased $130 million, compared to the same period in the prior year. The customer-funded portion of R&D expense increased $81 million. Customer-funded expenditures for Commercial Systems increased $33 million due to higher development expenditures for international regional jet programs. Government systems increased $32 million due to increased development effort for fixed wing programs. In addition, the recently acquired B/E Aerospace business contributed $15 million of customer-funded development effort. Company-funded R&D expense increased $49 million, primarily due to $56 million of company-funded expenditure from the recently acquired B/E Aerospace business.

In addition to the R&D expenses above, development expenditures incurred for the Bombardier Global 7000/8000 and CSeries programs, the Boeing 737 MAX platform and certain military transport programs during the nine months ended June 30, 2017 resulted in a gross $108 million increase to our investments in pre-production engineering programs capitalized within inventory.

Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Selling, general and administrative expenses	$213	$158	$514	$481
Percent of total sales	10.2%	11.8%	11.1%	12.6%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Transaction costs associated with the acquisition of B/E Aerospace previously reported as SG&A expenses have been reclassified and are now reported as Transaction and integration costs on the Condensed Consolidated Statement of Operations.

For the three months ended June 30, 2017, total SG&A expenses increased $55 million compared to the same period in the prior year, primarily due to $53 million of SG&A costs from the recently acquired B/E Aerospace business.

For the nine months ended June 30, 2017, total SG&A expenses increased $33 million compared to the same period in the prior year, primarily due to the following:

•	$53 million of SG&A costs from the recently acquired B/E Aerospace business

•	partially offset by $12 million of restructuring and asset impairment charges recorded in the three months ended December 31, 2015 and the benefits of cost savings initiatives

Interest Expense

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Interest expense	$77	$16	$122	$48
Interest expense increased by $61 million for the three months ended June 30, 2017, compared to the same period in the prior year, primarily due to the following:

•	$44 million of incremental interest on the new debt issued to fund the B/E Aerospace acquisition

•	$18 million of fees incurred during the three months ended June 30, 2017 associated with the bridge credit agreement entered into in December 2016 pursuant to the acquisition of B/E Aerospace

Interest expense increased by $74 million for the nine months ended June 30, 2017, compared to the same period in the prior year, primarily due to the following:

•	$44 million of incremental interest on the new debt issued to fund the B/E Aerospace acquisition

•	$29 million of fees incurred during the nine months ended June 30, 2017 associated with the bridge credit agreement entered into in December 2016 pursuant to the acquisition of B/E Aerospace

•	higher interest rates on commercial paper for the nine months ended June 30, 2017 compared to the same period in the prior year

See Note 9 of the Notes to Condensed Consolidated Financial Statements for more detail regarding outstanding debt.

Net Income and Diluted Earnings Per Share

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions, except per share amounts)	2017	2016	2017	2016
Income from continuing operations	$179	$214	$492	$519
Percent of sales	8.5%	16.0%	10.6%	13.6%

Income from discontinued operations, net of taxes	—	—	—	1
Net income	$179	$214	$492	$520

Diluted earnings per share from continuing operations	$1.12	$1.63	$3.48	$3.92
Diluted earnings per share from discontinued operations	—	—	—	0.01
Diluted earnings per share	$1.12	$1.63	$3.48	$3.93

Weighted average diluted common shares	159.9	131.5	141.4	132.3

For the three months ended June 30, 2017, income from continuing operations, net of taxes, was $179 million, down 16 percent, or $35 million, from the $214 million reported in the same period in the prior year. Diluted earnings per share from continuing operations decreased 31 percent to $1.12 during this same period. The rate of decrease in diluted earnings per share from continuing operations was more than the rate of decrease in income from continuing operations, net of taxes, due to the 31.2 million shares of common stock issued to finance a portion of the B/E Aerospace acquisition.

Income from continuing operations, net of taxes, and diluted earnings per share from continuing operations for the three months ended June 30, 2017, compared to the same period in the prior year, decreased primarily due to:

•	$82 million of pre-tax transaction, integration and financing costs associated with the acquisition of B/E Aerospace

•	$44 million of incremental interest expense on the new debt issued principally to fund the B/E Aerospace acquisition

•
a $9 million increase in income tax expense primarily due to a $41 million valuation allowance release that occurred in the three months ended June 30, 2016, partially offset by an income tax benefit due to a lower estimated annual effective tax rate, which applies to year-to-date earnings

•
partially offset by an $80 million increase in operating earnings from the recently acquired Interior Systems business, a $13 million increase in Information Management Services operating earnings, an $8 million increase in Government Systems operating earnings and a $3 million increase in Commercial Systems operating earnings

For the nine months ended June 30, 2017, income from continuing operations, net of taxes, was $492 million, down 5 percent, or $27 million, from the $519 million reported in the same period in the prior year. Diluted earnings per share from continuing operations decreased 11 percent to $3.48 during this same period. The rate of decrease in diluted earnings per share from continuing operations was more than the rate of decrease in income from continuing operations, net of taxes, due to the 31.2 million shares of common stock issued to finance the B/E Aerospace acquisition.

Income from continuing operations, net of taxes, and diluted earnings per share from continuing operations for the nine months ended June 30, 2017, compared to the same period in the prior year, decreased primarily due to:

•	$109 million of pre-tax transaction, integration and financing costs associated with the acquisition of B/E Aerospace

•
a $45 million increase in income tax expense primarily due to the retroactive benefit from the reinstatement of the Federal R&D Tax Credit and a $41 million valuation allowance release that occurred in the nine months ended June 30, 2016, partially offset by an income tax benefit due to a lower estimated annual effective tax rate, which applies to year-to-date earnings

•	$44 million of incremental interest expense on the new debt issued to fund the B/E Aerospace acquisition

•
partially offset by an $80 million increase in operating earnings from the recently acquired Interior Systems business, a $26 million increase in Information Management Services operating earnings and a $24 million increase in Government Systems operating earnings

•	also offset by the absence of $45 million of pre-tax restructuring and asset impairment charges recorded in the nine months ended June 30, 2016

Interior Systems Financial Results

Interior Systems Sales

On April 13, 2017, we acquired B/E Aerospace and formed the new Interior Systems business segment, in which the sales and earnings of the acquired business will be reported. See Note 3 of the Notes to Condensed Consolidated Financial Statements for more information regarding the acquisition.

The Interior Systems business manufactures cabin interior products for the commercial aircraft and business aviation markets. We sell our products and provide our services directly to virtually all of the world’s major airlines and aerospace manufacturers. We have achieved a leading global market position in each of our major product categories, which include:

•	commercial aircraft seats, including an extensive line of super first class, first class, business class, economy class and regional aircraft seats

•
a full line of aircraft food and beverage preparation and storage equipment, including coffee and espresso makers, water boilers, beverage containers, refrigerators, freezers, chillers and a line of microwave, high efficiency convection and steam ovens

•	modular lavatory systems, wastewater management systems and galley systems

•	both chemical and gaseous aircraft oxygen storage, distribution and delivery systems, protective breathing equipment and a broad range of lighting products

•
business jet and general aviation interior products, including an extensive line of executive aircraft and helicopter seats, direct and indirect overhead lighting systems, exterior lighting systems, passenger and crew oxygen systems, air valve systems and high-end aircraft monuments

The following table presents Interior Systems sales by product category:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Interior products and services	$400	$—	$400	$—
Aircraft seating	295	—	295	—
Total	$695	$—	$695	$—

The results above reflect sales by the Interior Systems segment from April 13, 2017 through June 30, 2017.

Interior Systems Pro Forma Sales

Note 3 of the Notes to Condensed Consolidated Financial Statements presents supplemental pro forma financial data as if the acquisition of B/E Aerospace had been completed as of the beginning of our prior fiscal year, or on October 1, 2015. The pro forma data included in Note 3 combines the Company's consolidated results with the stand-alone results of B/E Aerospace for the pre-acquisition periods. The supplemental pro forma data is not necessarily indicative of results that actually would have occurred had the acquisition been consummated on October 1, 2015.

On a pro forma basis, sales for the Interior Systems segment would be $820 million and $753 million for the three months ended June 30, 2017 and 2016, respectively. The $67 million, or 9 percent, increase in the pro forma sales was primarily due to the following:

•
a $65 million increase in interior products and services sales, primarily due to increased original equipment deliveries of Airbus A350 galleys, Boeing 737 advanced lavatories and oxygen systems across multiple platforms

•	a $2 million increase in aircraft seating as higher deliveries of new economy, business class and business jet seats more than offset declines in super first class deliveries

On a pro forma basis, sales for the Interior Systems segment would be $2.248 billion and $2.129 billion for the nine months ended June 30, 2017 and 2016, respectively. The $119 million, or 6 percent, increase in the pro forma sales was primarily due to the following:

•
a $177 million increase in interior products and services sales, primarily due to increased original equipment deliveries of Airbus A350 galleys, Boeing 737 advanced lavatories and oxygen systems across multiple platforms. In addition, favorable timing of cooling equipment deliveries offset reduced spares sales in the Middle East

•
partially offset by a $58 million reduction in aircraft seating driven by lower super first class deliveries to European and Middle East airlines as well as lower deliveries to business jet original equipment manufacturers

Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for additional pro forma disclosures.

Interior Systems Segment Operating Earnings

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Segment operating earnings	$80	$—	$80	$—
Percent of sales	11.5%	—%	11.5%	—%

The results above reflect operating earnings of the Interior Systems segment from April 13, 2017 through June 30, 2017. Operating earnings for the three and nine months ended June 30, 2017 include $46 million of intangible asset amortization expense and $44 million of inventory fair value adjustment amortization that unfavorably impacted operating earnings, partially offset by $42 million of favorable acquired contract liability amortization.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Air transport aviation electronics:
Original equipment	$245	$234	$669	$631
Aftermarket	155	127	414	391
Wide-body in-flight entertainment (IFE)	5	9	15	30
Total air transport aviation electronics	405	370	1,098	1,052
Business and regional aviation electronics:
Original equipment	129	133	360	402
Aftermarket	124	109	343	331
Total business and regional aviation electronics	253	242	703	733
Total	$658	$612	$1,801	$1,785
Percent increase	8%		1%

For the three months ended June 30, 2017, total air transport aviation electronics sales increased $35 million, or 9 percent, compared to the same period in the prior year, primarily due to the following:

•	original equipment sales increased $11 million, or 5 percent, primarily due to higher Airbus A350 and Boeing 737 production rates, partially offset by lower legacy wide-body production rates

•
aftermarket sales increased $28 million, or 22 percent, primarily due to higher used aircraft equipment sales of $24 million, higher regulatory mandate upgrade activity and higher spares provisioning, partially offset by lower retrofit and service and support sales

•	wide-body IFE sales decreased $4 million, or 44 percent, as airlines decommissioned their legacy IFE systems

For the three months ended June 30, 2017, total business and regional aviation electronics sales increased $11 million, or 5 percent, compared to the same period in the prior year, primarily due to the following:

•
original equipment sales decreased $4 million, or 3 percent, primarily due to lower business aircraft OEM production rates, partially offset by higher Bombardier CSeries production rates and Global 7000/8000 equipment deliveries in support of entry into service

•	aftermarket sales increased $15 million, or 14 percent, primarily due to higher flight deck retrofit and regulatory mandate upgrade activity, partially offset by lower simulation hardware sales

For the nine months ended June 30, 2017, total air transport aviation electronics sales increased $46 million, or 4 percent, compared to the same period in the prior year, primarily due to the following:

•
original equipment sales increased $38 million, or 6 percent, primarily due to higher Airbus A350 production rates, increased customer-funded development program revenues and higher Boeing 737 production rates, partially offset by lower wide-body production rates

•
aftermarket sales increased $23 million, or 6 percent, primarily due to higher used aircraft equipment sales and higher regulatory mandate upgrade activity, partially offset by lower retrofit and service and support sales

•	wide-body IFE sales decreased $15 million, or 50 percent, as airlines decommissioned their legacy IFE systems

For the nine months ended June 30, 2017, total business and regional aviation electronics sales decreased $30 million, or 4 percent, compared to the same period in the prior year, primarily due to the following:

•
original equipment sales decreased $42 million, or 10 percent, primarily due to lower business aircraft OEM production rates, partially offset by higher product deliveries for the Bombardier CSeries program and higher customer-funded development program revenues

•	aftermarket sales increased $12 million, or 4 percent, primarily due to higher flight deck retrofit activity

Commercial Systems Segment Operating Earnings

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Segment operating earnings	$144	$141	$401	$401
Percent of sales	21.9%	23.0%	22.3%	22.5%

For the three months ended June 30, 2017, Commercial Systems operating earnings increased $3 million, or 2 percent, compared to the same period in the prior year, primarily due to the following:

•
operating earnings were positively impacted by a $46 million increase in sales volume discussed in the Commercial Systems sales section above, however, the benefits were tempered by sales mix as lower margin used aircraft equipment sales increased and higher margin business jet OEM sales decreased

•	partially offset by a $4 million increase in amortization of pre-production engineering costs and a $3 million increase in employee incentive compensation costs

The decrease in operating earnings as a percent of sales for the three months ended June 30, 2017 compared to the same period in the prior year was primarily due to increased employee incentive compensation costs and amortization of pre-production engineering costs.

For the nine months ended June 30, 2017, Commercial Systems operating earnings were flat compared to the same period in the prior year, primarily due to the following:

•
the benefits of a $16 million increase in sales were mostly offset by sales mix, as lower margin customer-funded development revenues and used aircraft equipment sales increased and higher margin business jet OEM sales decreased

•	SG&A costs decreased, primarily due to cost savings initiatives

The decrease in operating earnings as a percent of sales for the nine months ended June 30, 2017 compared to the same period in the prior year was primarily due to sales mix.

Government Systems Financial Results

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Avionics	$342	$376	$1,028	$1,026
Communication and navigation	216	179	570	518
Total	$558	$555	$1,598	$1,544
Percent increase	1%		3%

For the three months ended June 30, 2017, total avionics sales decreased $34 million, or 9 percent, compared to the same period in the prior year, primarily due to the following:

•
a $15 million decrease from lower fixed wing sales, primarily due to lower deliveries for various fighter platforms as a result of production issues and the wind-down of legacy tanker hardware deliveries, partially offset by higher development program sales

•	$19 million in other net decreases to revenue, primarily due to lower sales on various rotary wing platforms

For the three months ended June 30, 2017, total communication and navigation sales increased $37 million, or 21 percent, compared to the same period in the prior year, primarily due to the following:

•	a $17 million increase from higher legacy communication sales

•	an $11 million increase due to higher deliveries of GPS-related products

•	$9 million in other net increases to revenue, primarily due to higher test and training range sales

For the nine months ended June 30, 2017, total avionics sales increased $2 million, or 0 percent, compared to the same period in the prior year, primarily due to the following:

•	a $24 million increase from higher simulation and training sales

•
partially offset by $10 million in lower fixed wing sales, primarily due to the wind-down of legacy tanker hardware deliveries and lower deliveries for various fighter platforms as a result of production issues, net of higher development program sales

•	in addition, $12 million in other net decreases to revenue, primarily driven by lower deliveries on various rotary wing platforms

For the nine months ended June 30, 2017, total communication and navigation sales increased $52 million, or 10 percent, compared to the same period in the prior year, primarily due to the following:

•	a $19 million increase from higher data links sales

•	a $14 million increase from higher deliveries of GPS-related products

•	$19 million in other net increases to revenue, primarily due to higher test and training range sales and higher legacy communication sales

Government Systems Segment Operating Earnings

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Segment operating earnings	$123	$115	$333	$309
Percent of sales	22.0%	20.7%	20.8%	20.0%

For the three months ended June 30, 2017, Government Systems operating earnings increased $8 million, or 7 percent, compared to the same period in the prior year, primarily due to favorable sales mix and a $3 million decrease in company-funded R&D expense, partially offset by a $4 million increase in employee incentive compensation costs.

The increase in operating earnings as a percent of sales for the three months ended June 30, 2017 compared to the same period in the prior year was primarily due to favorable sale mix.

For the nine months ended June 30, 2017, Government Systems operating earnings increased $24 million, or 8 percent, compared to the same period in the prior year, primarily due to higher sales volume. As discussed in the Government Systems sales section above, total Government Systems sales for the nine months ended June 30, 2017, increased $54 million, which resulted in a $30 million increase in cost and an increase in earnings of $24 million, or 44 percent of the higher sales volume. The margins on the sales increase were favorably impacted by benefits from cost savings initiatives.

The increase in operating earnings as a percent of sales for the nine months ended June 30, 2017 compared to the same period in the prior year was primarily due to higher sales volume.

Information Management Services Financial Results

Information Management Services Sales

The following table presents Information Management Services sales:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Sales	$183	$167	$535	$485
Percent increase	10%		10%
For the three months ended June 30, 2017, total Information Management Services sales increased $16 million, or 10 percent, compared to the same period in the prior year. Aviation-related sales grew 9 percent primarily due to increased usage of connectivity services. Non-aviation sales grew 10 percent for the three months ended June 30, 2017, primarily due to nuclear security mandate revenue.

For the nine months ended June 30, 2017, total Information Management Services sales increased $50 million, or 10 percent, compared to the same period in the prior year. Aviation-related sales grew 10 percent for the nine months ended June 30, 2017, primarily due to increased usage of connectivity services and timing of connectivity related equipment deliveries. Non-aviation sales grew 10 percent for the nine months ended June 30, 2017, primarily due to nuclear security mandate revenue.

Information Management Services Segment Operating Earnings

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Segment operating earnings	$39	$26	$105	$79
Percent of sales	21.3%	15.6%	19.6%	16.3%

For the three months ended June 30, 2017, Information Management Services operating earnings increased $13 million, or 50 percent, compared to the same period in the prior year, primarily due to the following:

•
a $16 million increase in sales volume discussed in Information Management Services sales section above, which resulted in a $7 million increase in cost and an increase in earnings of $9 million, or 56 percent of the higher sales volume. The margins on the sales increase were favorably impacted by benefits from cost savings initiatives

•	operating earnings were positively impacted by the favorable resolution of certain prior year claims associated with international business jet support services

For the nine months ended June 30, 2017, Information Management Services operating earnings increased $26 million, or 33 percent, compared to the same period in the prior year, primarily due to the following:

•
a $50 million increase in sales volume discussed in the Information Managements Services sales section above, which resulted in a $27 million increase in cost and an increase in earnings of $23 million, or 46 percent of the higher sales volume. The margins on the sales increase were favorably impacted by benefits from cost savings initiatives

•	operating earnings were positively impacted by the favorable resolution of certain prior year claims associated with international business jet support services

The increase in operating earnings as a percent of sales for the three and nine months ended June 30, 2017 compared to the same periods in the prior year was primarily due to higher sales volume.

General Corporate, Net

General corporate, net includes expenses that are not allocated to our business segments. These costs are included within Cost of sales, SG&A and Other income, net on the Condensed Consolidated Statement of Operations. General corporate, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
General corporate, net	$16	$13	$39	$36

For the three and nine months ended June 30, 2017, General corporate expenses increased $3 million and $3 million, respectively, compared to the same periods in the prior year, primarily due to costs of the recently acquired B/E Aerospace business.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Pension benefits	$(6)	$(6)	$(19)	$(18)
Other retirement benefits	3	3	10	10
Net benefit (income)	$(3)	$(3)	$(9)	$(8)

Pension Benefits
U.S. qualified and non-qualified pension plans covering salary and hourly employees not covered by collective bargaining agreements are largely frozen. These plans have substantially no additional benefit accruals for salary increases or services rendered.

We expect defined benefit pension income of approximately $24 million in 2017, compared to $24 million of pension income in 2016.

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

During the nine months ended June 30, 2017, we made a $55 million voluntary contribution to our U.S. qualified pension plan. There is no minimum statutory funding requirement for 2017 and we do not currently expect to make any additional discretionary contributions during 2017 to our U.S. qualified pension plan. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions. Contributions to our non-U.S. plans and our U.S. non-qualified plan are expected to total approximately $13 million in 2017.

Other Retirement Benefits
We expect other retirement benefits expense of approximately $14 million in 2017, compared to $14 million of expense in 2016.

Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The difference between our effective income tax rate and the statutory income tax rate is primarily the result of the tax benefits derived from the Federal R&D Tax Credit, the Domestic Manufacturing Deduction, and the mix of income attributable to various foreign jurisdictions.

During the three months ended June 30, 2017 and 2016, the effective income tax rate from continuing operations was 19.0 percent and 13.4 percent, respectively. The prior year effective income tax rate from continuing operations was impacted by the release of a $41 million valuation allowance related to a U.S. capital loss carryforward. The current year effective income tax rate was impacted by a lower estimated annual effective tax rate, which applies to year-to-date earnings, due to the jursidictional mix of income as a result of the B/E Aerospace acquisition.

During the nine months ended June 30, 2017 and 2016, the effective income tax rate from continuing operations was 25.1 percent and 18.8 percent, respectively. The prior year effective income tax rate from continuing operations was impacted by the retroactive reinstatement of the Federal R&D Tax Credit and the release of a $41 million valuation allowance related to a U.S. capital loss carryforward. The current year effective income tax rate was impacted by a lower estimated annual effective tax rate, which applies to year-to-date earnings, due to the jursidictional mix of income as a result of the B/E Aerospace acquisition.

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

Operating Activities

	Nine Months Ended
	June 30
(in millions)	2017	2016
Cash provided by operating activities from continuing operations	$416	$223

The $193 million increase in cash provided by operating activities during the nine months ended June 30, 2017, compared to the same period in the prior year, was primarily due to the following:

•
higher cash receipts from customers, which increased by $1.035 billion to $4.579 billion in the nine months ended June 30, 2017 compared to $3.544 billion in the nine months ended June 30, 2016, primarily due to cash receipts of the recently acquired B/E Aerospace business. The increase in cash receipts from customers was more than the sales volume increase of $815 million due to the timing of sales relative to the collection of receivables from customers

•
the above item was partially offset by higher payments for production inventory and other operating costs, which increased $654 million to $3.694 billion for the nine months ended June 30, 2017, compared to $3.040 billion during the nine months ended June 30, 2016, primarily due to cash payments of the recently acquired B/E Aerospace business

•
also offset by cash payments for income taxes, which increased $126 million to $202 million during the nine months ended June 30, 2017, compared to $76 million during the same period in the prior year. The increase in cash used for income tax payments was primarily from the retroactive reinstatement of the Federal R&D tax credit as a result of the Protecting Americans from Tax Hikes Act in the three months ended December 31, 2015, as well as pre-tax income associated with the recently acquired B/E Aerospace business

•	further offset by payments for transaction costs associated with the B/E Aerospace acquisition of $80 million during the nine months ended June 30, 2017

Investing Activities

	Nine Months Ended
	June 30
(in millions)	2017	2016
Cash (used for) investing activities from continuing operations	$(3,599)	$(151)

Cash used for investing activities for the nine months ended June 30, 2017 increased $3.448 billion, compared to the nine months ended June 30, 2016, primarily due to the following:

•	$3.417 billion in cash consideration paid, net of cash acquired, related to the April 2017 acquisition of B/E Aerospace

•	a $32 million increase in cash payments for property additions for the nine months ended June 30, 2017, compared to the same period in the prior year

Financing Activities

	Nine Months Ended
	June 30
(in millions)	2017	2016
Cash provided by (used for) financing activities from continuing operations	$3,415	$(13)

The $3.428 billion increase in cash provided by financing activities during the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016, was primarily due to the following:

•
$3.980 billion related to financing of the April 2017 B/E Aerospace acquisition. $6.099 billion in net proceeds from the issuance of long-term debt were principally used to repay $2.119 billion of assumed B/E Aerospace debt, finance the cash portion of the B/E Aerospace purchase price, pay related transaction fees and expenses and repay approximately $300 million of the Company's outstanding commercial paper borrowings

•	a decrease in cash repurchases of common stock of $215 million to $46 million during the nine months ended June 30, 2017, compared to $261 million repurchased during the same period in the prior year

•	partially offset by a $442 million decrease in the net proceeds from short-term commercial paper borrowings and repayment of $338 million of long-term debt

Financial Condition and Liquidity

We maintain a capital structure that we believe enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure has provided the strength and flexibility necessary to pursue strategic growth opportunities and return value to our shareowners.

A comparison of key elements of our financial condition as of June 30, 2017 and September 30, 2016 are as follows:

(in millions)	June 30, 2017	September 30, 2016
Cash and cash equivalents	$578	$340

Short-term debt	(511)	(740)
Long-term debt, net	(7,268)	(1,374)
Total debt	$(7,779)	$(2,114)
Total equity	$5,609	$2,084
Debt to total capitalization (1)	58%	50%
(1) Calculated as Total debt divided by the sum of Total debt plus Total equity

On April 13, 2017, we completed our acquisition of B/E Aerospace for $6.5 billion in cash and stock, plus the assumption of $2.0 billion in debt, net of cash acquired. The $6.5 billion purchase price included cash consideration of $3.5 billion and $3.0 billion of common stock issued for B/E Aerospace common stock (31.2 million shares of common stock issued to B/E Aerospace shareholders at the April 13, 2017 closing share price of $96.63). The cash consideration, related transaction fees and expenses and assumed debt were financed through the issuance of $4.35 billion of senior unsecured notes and $1.5 billion borrowed under a new 3-year senior unsecured syndicated term loan facility that was entered into on December 16, 2016.

We primarily fund our contractual obligations, capital expenditures, small to medium-sized acquisitions, dividends and share repurchases from cash generated from operating activities. As of June 30, 2017, approximately 73 percent of our cash and cash equivalents reside at non-U.S. locations and may not be readily accessible for use in the U.S., due to potential adverse income tax implications and other statutory limitations. We do not currently intend to repatriate cash and cash equivalents held at non-U.S. locations, as we anticipate utilizing this cash to fund foreign operations and international growth.

Due to the fluctuations of cash flows, we supplement our internally-generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1.5 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At June 30, 2017, short-term commercial paper borrowings outstanding were $362 million with a weighted-average interest rate and maturity period of 1.43 percent and 12 days, respectively. At September 30, 2016, short-term commercial paper borrowings outstanding were $440 million, with a weighted-average interest rate and maturity period of 0.79 percent and 15 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during the nine months ended June 30, 2017 was $1,058 million.

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

In December 2016, we entered into a $4.35 billion 364-day senior unsecured bridge term loan agreement and a $1.5 billion 3-year senior unsecured term loan credit agreement. This bridge facility terminated upon receipt of proceeds from the new notes issued to finance a portion of the B/E Aerospace acquisition. Proceeds from borrowings under the term loan facility were used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses.

The revolving credit agreement and term loan credit agreement include one financial covenant requiring us to maintain a consolidated debt to total capitalization ratio of not greater than 68 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans). The ratio was 51 percent at June 30, 2017.

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

The following is a summary of our credit ratings as of June 30, 2017:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F2	BBB	Stable
Moody’s Investors Service	P-2	Baa2	Stable
Standard & Poor’s	A-2	BBB	Stable

We were in compliance with all debt covenants at June 30, 2017 and September 30, 2016.

Contractual Obligations

The following table summarizes certain annual contractual obligations.

	Payments by Period
(in millions)	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Long-term debt	$7,800	$375	$900	$1,125	$5,400
Interest on long-term debt	2,958	120	507	405	1,926
Non-cancelable operating leases	507	74	147	89	197
Non-cancelable capital leases, including interest	76	6	11	11	48
Purchase obligations:
Purchase orders	1,841	1,490	286	58	7
Purchase contracts	201	38	65	51	47
Total	$13,383	$2,103	$1,916	$1,739	$7,625

Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

We lease certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts. Our commitments under operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on our Condensed Consolidated Statement of Financial Position. The principal portion of capital lease obligations is reflected within Other Liabilities on our Condensed Consolidated Statement of Financial Position.

Purchase obligations include purchase orders and purchase contracts. Purchase orders are executed in the normal course of business and may or may not be cancelable. Purchase contracts include agreements with suppliers under which there is a commitment to buy a minimum amount of products or pay a specified amount regardless of actual need. Generally, items represented in purchase obligations are not reflected as liabilities on our Condensed Consolidated Statement of Financial Position.

The table excludes obligations with respect to pension and other post-retirement benefit plans (see Note 10 of the Notes to Condensed Consolidated Financial Statements). In October 2016, we made a voluntary contribution of $55 million to our U.S. qualified pension plan. For years beyond 2017, the actual amounts required to be contributed to our U.S. qualified pension plan are dependent upon, among other things, interest rates and underlying asset returns. With the exception of certain bargaining unit plans, payments due under other post-retirement benefit plans are funded as the expenses are incurred.

In addition, the table excludes liabilities for unrecognized tax benefits, which totaled $139 million at June 30, 2017, as we cannot reasonably estimate the ultimate timing of cash settlements to the respective taxing authorities (see Note 13 of the Notes to Condensed Consolidated Financial Statements).

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 18 of the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires management of the Company to make estimates, judgments and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of our financial statements are described in the discussion below and in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2016. Actual results in these areas could differ from management's estimates.

Acquired Intangible Assets

In connection with our business acquisitions, identifiable intangible assets are recognized at fair value on the acquisition date. Identifiable intangible assets are recognized if they arise from contractual or other legal rights or if they are capable of being sold, transferred, licensed, rented, or exchanged. The most significant identifiable intangible assets recognized from our acquisitions are customer relationships. The fair value for customer relationships is determined as of the acquisition date based on estimates and judgments regarding expectations for the future after-tax cash flows arising from the follow-on revenue from customer relationships over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value.

Identifiable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and are amortized over their estimated useful lives as the economic benefits are consumed. To the extent events or changes in circumstances indicate the carrying amount of these assets may not be recoverable, we test for impairment based on our projection of the undiscounted future operating cash flows of the related asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to fair value.

Acquired Contract Liabilities

In connection with our acquisition of B/E Aerospace, we assumed existing long-term contracts. Based upon our review of those contracts, we concluded that the terms of certain contracts were less favorable than could be realized in market transactions as of the acquisition date. As a result, we recognized acquired contract liabilities as of the acquisition date based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term contracts that were initially executed several years prior to the acquisition. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion. The acquired contract liabilities are being amortized as non-cash reductions to Cost of sales over the terms of the respective contracts.

CAUTIONARY STATEMENT

This quarterly report contains statements, including statements regarding certain projections, business trends and the impact of the acquisition of B/E Aerospace that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the financial condition of our customers and suppliers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; adjustments to the commercial OEM production rates and the aftermarket; the impacts of natural disasters and pandemics, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption; delays related to the award of domestic and international contracts; delays in customer programs, including new aircraft programs entering service later than anticipated; the continued support for military transformation and modernization programs; potential impact of volatility in oil prices, currency exchange rates or interest rates on the commercial aerospace industry or our business; the impact of terrorist events, regional conflicts, or government sanctions on other nations on the commercial aerospace industry; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; potential unavailability of our mission-critical data and voice communication networks; unfavorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us, our customers, and our suppliers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to internal performance plans such as restructuring activities, productivity and quality improvements and cost reduction initiatives; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including compliance requirements associated with U.S. Government work, export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; the uncertainties of the outcome of lawsuits, claims and legal proceedings; failure to realize the anticipated benefits of the acquisition of B/E Aerospace, including as a result of delay in integrating the businesses of Rockwell Collins and B/E Aerospace; risk to the ability of the combined company to implement its business strategy; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof.

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

At June 30, 2017, we had the following unsecured long-term notes outstanding:

	June 30, 2017
(in millions)	Interest Rate	Carrying Value	Fair Value
$1,000 Notes due 2047	4.35%	$1,000	$1,043
$400 Notes due 2043	4.80%	400	442
$1,300 Notes due 2027	3.50%	1,300	1,319
$950 Notes due 2024	3.20%	950	960
$400 Notes due 2023	3.70%	400	417
$1,100 Notes due 2022	2.80%	1,100	1,109
$250 Notes due 2021	3.10%	250	256
$1,500 Term Loan due 2020	1 month LIBOR + 1.25%	1,462	1,462
$300 Notes due 2019	5.25%	300	319
$300 Notes due 2019	1.95%	300	300

In June 2015, we entered into interest rate swap contracts which effectively converted $150 million of the 5.25 percent Notes due 2019 to floating rate debt based on three-month LIBOR plus 3.56 percent.

In March 2014, we entered into interest rate swap contracts which effectively converted $200 million of the Notes due 2023 to floating rate debt based on one-month LIBOR plus 0.94 percent.

In January 2010, we entered into interest rate swap contracts which effectively converted $150 million of the 5.25 percent Notes due 2019 to floating rate debt based on six-month LIBOR plus 1.235 percent.

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $121 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $127 million. The fair value of the $500 million notional value of interest rate swap contracts was a $15 million net asset at June 30, 2017. A hypothetical 10 percent increase in average market interest rates would decrease the fair value of our interest rate swap contracts by $3 million and a hypothetical 10 percent decrease in average market interest rates would increase the fair value of our interest rate swap contracts by $3 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 9, 14 and 15 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk
We transact business in various foreign currencies which exposes our cash flows and earnings to changes in foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are primarily denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency contracts were $286 million and $384 million at June 30, 2017 and September 30, 2016, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro, British pound sterling and Japanese yen. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a $3 million net asset at June 30, 2017 and a $2 million net liability at September 30, 2016. A 10 percent increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at June 30, 2017 by $5 million. A 10 percent decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at June 30, 2017 by $6 million. For more information related to outstanding foreign currency contracts, see Notes 14 and 15 in the Notes to Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of June 30, 2017, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2017 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On April 13, 2017, the Company completed the acquisition of B/E Aerospace. The Company is in the process of evaluating the internal controls of the acquired business and integrating B/E Aerospace into our overall system of internal control over financial reporting. There were no other changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors

The following description of risk factors, which also appeared in our Form 10-Q for the prior quarter, includes material changes to, and supersedes the description of, risk factors previously disclosed in Part I, Item 1A of our 2016 Form 10-K under the heading Risks Related to Our B/E Aerospace Transaction.

We may be unable to successfully integrate B/E Aerospace and realize the anticipated benefits of the merger.

The success of the merger will depend, in part, on our ability to successfully combine our business and B/E Aerospace, and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed.

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

We incurred significant new indebtedness in connection with the merger. The agreements governing the indebtedness incurred in connection with the merger contain covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:

•	consolidating with or merging into any other corporation or conveying or transferring all or substantially all its properties and assets

•	incurring secured debt

•	entering into sale and leaseback transactions

•	designating subsidiaries as restricted or unrestricted

Such agreements also require us to maintain a debt-to-capitalization ratio below a specified threshold, which may further limit discretion in the operation of our business following the merger. Such agreements also contain additional restrictive covenants. Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants contained in its debt agreements. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

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

In connection with the merger, we received an opinion from our counsel, Skadden, Arps, Slate, Meagher & Flom LLP, which is referred to as Skadden, and Shearman & Sterling to the effect that, subject to the limitations and assumptions set fourth therein, the merger will not cause the KLX spin-off to fail to qualify for the KLX spin-off tax treatment. The tax opinions received in connection with the merger rely on certain representations, assumptions, undertakings and covenants, including representation letters from each of us and B/E Aerospace. These representations relate to, among other items, confirming the accuracy of the representations and warranties originally made with respect to the KLX spin-off, along with compliance with covenants, the actions taken in pursuit of the corporate business purposes of the KLX spin-off, the interaction of the parties, and business developments since the KLX spin-off. If any of the factual representations in any of the representation letters, or any of the assumptions in the tax opinions is untrue or incomplete, an undertaking or covenant is not complied with or the facts upon which a tax opinion is based are materially different from the facts at the time of the merger, the opinions may not be valid. Moreover, opinions of counsel are not binding on the IRS or the courts. As a result, the conclusions expressed in the tax opinions could be challenged by the IRS, and a court may sustain such a challenge. None of Rockwell Collins, B/E Aerospace or KLX has requested a ruling from the IRS regarding the impact of the merger on the qualification of the KLX spin-off for the KLX spin-off tax treatment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter, pursuant to our Board-authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2017 through April 30, 2017	200,000	$105.12	200,000	$104	million
May 1, 2017 through May 31, 2017	180,000	103.42	180,000	85	million
June 1, 2017 through June 30, 2017	—	—	—	285	million
Total/Average	380,000	$104.32	380,000
(1) On July 7, 2017, we announced that our Board authorized the repurchase of an additional $200 million of our common stock. The authorization has no stated expiration.

EXHIBIT INDEX

Item 6.	Exhibits

(a) Exhibits
Exhibit Number	Description
* 10-a-1	Restricted Stock Unit Agreement for Werner Lieberherr dated November 15, 2016

* 10-a-2	Restricted Stock Unit Cash Replacement Letter for Werner Lieberherr dated April 17, 2017

* 10-e-1	Employment Agreement for Werner Lieberherr dated as of October 21, 2016

* 10-e-2	Death Benefit Agreement dated November 30, 2012 between B/E Aerospace, Inc. and Werner Lieberherr

* 10-f-1	The Company's 2005 Deferred Compensation Plan, as amended and restated as of June 27, 2017

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Dated: July 28, 2017

S-1