Form 10-K
period 2017-09-30
ROCKWELL COLLINS INC
filed 2017-11-14
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on March 31, 2017 was approximately $12.71 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
162,904,627 shares of the registrant's Common Stock were outstanding on October 31, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 1, 2018 is incorporated by reference into Part III.

ROCKWELL COLLINS, INC.

Annual Report on Form 10-K

i

PART I

Item 1.	Business.

General

Rockwell Collins, Inc. (the Company or Rockwell Collins) designs, produces and supports cabin interior, communications and aviation systems and products for commercial and military customers and provides information management services through voice and data communication networks and solutions worldwide. The integrated system solutions and products we provide to our served markets are oriented around a set of core competencies: communications, navigation, automated flight control, displays/surveillance, bespoke interior products, simulation and training, integrated electronics and information management systems. We also provide a wide range of services and support to our customers through a worldwide network of service centers, including equipment repair and overhaul, service parts, field service engineering, training, technical information services and aftermarket used equipment sales. The structure of our business allows us to leverage these core competencies across markets and applications to bring high value solutions to customers. We operate in multiple countries and are headquartered in Cedar Rapids, Iowa.

Our Company's heritage is rooted in the Collins Radio Company, established in 1933. Rockwell Collins, Inc., the parent company, is incorporated in Delaware. As used herein, the terms "we", "us", "our", "Rockwell Collins" or the "Company" include subsidiaries and predecessors unless the context indicates otherwise.

Whenever reference is made in any Item of this Annual Report on Form 10-K to information in our Proxy Statement for the Annual Meeting of Shareowners to be held on February 1, 2018 (2018 Proxy Statement), such information shall be deemed to be incorporated herein by such reference.

All date references contained herein relate to our fiscal year ending on the Friday closest to September 30 unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end date. Fiscal years 2017, 2016 and 2015 were 52-week fiscal years.

Proposed Acquisition by United Technologies Corporation

On September 4, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with United Technologies Corporation, a Delaware corporation (“UTC”), and Riveter Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of UTC (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the closing, Merger Sub will merge with and into Rockwell Collins, with Rockwell Collins surviving as a wholly owned subsidiary of UTC (the “UTC Merger”).

Pursuant to the Merger Agreement, at the effective time of the UTC Merger (the “Effective Time”), each share of Rockwell Collins common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than (1) shares held by Rockwell Collins as treasury stock, UTC, or any subsidiaries of Rockwell Collins or UTC and (2) shares held by a holder who has properly exercised and perfected (and not effectively withdrawn or lost) such holder’s demand for appraisal rights under Section 262 of the General Corporation Law of the State of Delaware, which in each case will be treated as described in the Merger Agreement) will be converted into the right to receive (1) $93.33 in cash, without interest, plus (2) a fraction of a share of UTC common stock having a value equal to the quotient obtained by dividing $46.67 by the average of the volume-weighted average prices per share of UTC common stock on the New York Stock Exchange for each of the 20 consecutive trading days ending with the trading day immediately prior to the closing date (the “UTC stock price”), subject to a two-way collar mechanism described below (together, the “Merger Consideration”), less any applicable withholding taxes.

The fraction of a share of UTC common stock into which each such share of Rockwell Collins common stock will be converted is referred to as the exchange ratio. The exchange ratio will depend upon the UTC stock price. If the UTC stock price is greater than $107.01 but less than $124.37, the exchange ratio will be equal to the quotient of (i) $46.67 divided by (ii) the UTC stock price, which, in each case, will result in the stock consideration having a value equal to $46.67. If the UTC stock price is less than or equal to $107.01 or greater than or equal to $124.37, a two-way collar mechanism will apply, pursuant to which (i) if the UTC stock price is greater than or equal to $124.37, the exchange ratio will be fixed at 0.37525 and the value of the stock consideration will be more than $46.67, and (ii) if the UTC stock price is less than or equal to $107.01, the exchange ratio will be fixed at 0.43613 and the value of the stock consideration will be less than $46.67.

The completion of the UTC Merger is subject to customary conditions, including, without limitation, (1) the approval of the UTC Merger by Rockwell Collins shareowners, (2) the expiration or termination of the applicable waiting period under the

Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (3) the receipt of other required regulatory approvals, (4) the absence of any order or law that has the effect of enjoining or otherwise prohibiting the completion of the UTC Merger or resulting in the occurrence of certain conditions specified in the Merger Agreement, (5) the absence of a material adverse effect on Rockwell Collins and UTC and (6) the approval for listing of the shares of common stock of UTC forming part of the Merger Consideration on the New York Stock Exchange and the effectiveness of a registration statement on Form S-4 with respect to such common stock. The completion of the UTC Merger is not subject to the approval of UTC’s shareowners or the receipt of financing by UTC.

The Company and UTC have made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to (a) the conduct of each of the Company’s and UTC’s respective businesses between the date of the signing of the Merger Agreement and the consummation of the UTC Merger, and (b) the efforts of the parties to cause the UTC Merger to be completed.

The Merger Agreement includes termination provisions for both Rockwell Collins and UTC. The Merger Agreement provides that the Company may be required to pay UTC a termination fee equal to $695 million if the Merger Agreement is terminated by the Company under certain circumstances described in the Merger Agreement.

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

Description of Business by Segment

We serve a worldwide customer base through our Interior Systems, Commercial Systems, Government Systems and Information Management Services operating segments. These four segments are described in detail below.

Interior Systems

On April 13, 2017, we acquired B/E Aerospace and formed the new Interior Systems business segment. Our Interior Systems business manufactures cabin interior products for commercial aircraft and business aviation customers. We sell our products and provide our services directly to virtually all of the world’s major airlines and aerospace manufacturers. We have achieved a leading global market position in each of our major product categories, which include:

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

•
business jet and general aviation interior products, including an extensive line of executive aircraft and helicopter seats, direct and indirect overhead lighting systems, exterior lighting systems, passenger and crew oxygen systems, air valve systems and high-end aircraft monuments

Interior Systems sales are categorized by product type into interior products and services and aircraft seating.
Interior products and services includes a portfolio of interior structure products (galley structures, food and beverage preparation equipment, water and waste systems), integrated engineering services, oxygen and passenger service equipment, cabin lighting systems, de-icing equipment and aftermarket services. These products and services are marketed and sold to original equipment manufacturers (OEMs) as well as airliner customers. Additionally, interior products and services manufactures customized fully integrated thermal and power management solutions for participants in the defense industry, OEMs and the airlines.
Aircraft seating includes a portfolio of innovative and bespoke seating products for applications on all classes of commercial, business aviation, executive and helicopter platforms for line fit and retrofit programs. These products are marketed and sold directly to OEMs, airlines and completion centers across the globe.

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

Our commercial aviation electronics systems, products and services include:

•
integrated avionics systems, such as Pro Line Fusion®, which provide advanced avionics capabilities to meet the challenges of operating in the next generation global airspace. Pro Line Fusion® capabilities include: touch control primary flight displays, advanced flight and performance management, flight guidance and information management

•
integrated cabin electronics solutions, including cabin management systems with touch-screen controls, wireless connectivity equipment, high definition video and audio, and entertainment and information content such as Airshow moving maps

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

Air transport aviation electronics include avionics, cabin systems and flight control systems for large commercial transport aircraft platforms. We design these items as sub-systems and work with OEMs to integrate with other suppliers' products into the flight deck and broader aircraft systems. Our products offered for OEM applications in the air transport category are marketed directly to aircraft OEMs and airline operators, while our products offered for aftermarket applications are primarily marketed to airline operators.

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

Government Systems sales are categorized into avionics and communication and navigation products. Product category sales are delineated based upon underlying product technologies.

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

Information Management Services

Our Information Management Services segment provides communications services, systems integration and security solutions across the aviation, airport, rail and nuclear security markets to customers located around the world. The customer base includes commercial airlines, business aircraft operators, the U.S. Federal Aviation Administration (FAA), airport and critical infrastructure operators and major passenger and freight railroads.
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

•	global, high throughput cabin connectivity solutions enabling airlines to provide an enhanced experience for their passengers and improved operational efficiency for crews

•	robust connectivity management services that ensure interoperability between smart aircraft and legacy airline systems, allowing airlines to increase efficiency, reduce costs and enhance operations

•	cybersecurity as a service to protect the integrity of our customers’ information systems across a wide variety of domains including aviation, airports, rail and critical infrastructure

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

We serve a broad range of customers worldwide, including the U.S. Department of Defense, U.S. Coast Guard, civil agencies, airports, defense contractors, foreign ministries of defense, manufacturers of commercial helicopters, manufacturers of commercial air transport, airframe manufacturers, defense manufacturers, business and regional aircraft, commercial airlines, aerospace OEMs, fractional and other business jet operators, the FAA, critical infrastructure operators and major passenger and freight railroads. We market our systems, products and services directly to our customers through an internal marketing and sales force. In addition, we utilize a worldwide dealer network to distribute our products and international sales representatives to assist with international sales and marketing. In 2017, various branches of the U.S. Government, both directly and indirectly through subcontracts, accounted for 25 percent of our total sales.

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

Competition

We operate in a highly competitive environment. Principal competitive factors include total cost of ownership, product and system performance, network coverage, quality, service, warranty and indemnification terms, technology, design engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of U.S. and non-U.S. companies in each of our businesses. Many of these competitors are also our suppliers or customers. Principal competitors include BAE Systems Aerospace, Inc.; CAE Inc.; Diehl Aerosystems Holding GmBH; Elbit Systems Ltd.; Esterline Technologies Corp.; FlightSafety International; Garmin International Inc.; General Dynamics Corporation; General Electric Co.; Groupe Zodiac Aerospace S.A.; Harris Corp.; Honeywell International, Inc.; Jamco America, Inc.; L3 Communications, Inc.; Northrop Grumman Corp.; Raytheon Co.; Recaro Aircraft Seating GmbH & Co. KG; Satcom Direct, Inc.; SITA; Thales S.A.; The Boeing Company; and Thompson Aero Seating Ltd. Several of our competitors are significantly larger than we are in terms of resources and market share and can offer a broader range of products. We believe that our systems, products and services are well positioned to compete in our served markets.

Industry consolidation has from time to time had a major impact on the competitive environment in which we operate. Our competitors periodically undertake mergers, alliances and realignments that contribute to a dynamic competitive landscape. We have contributed to this changing landscape in the past three years by completing a significant acquisition (B/E Aerospace, Inc.), four smaller acquisitions and several strategic alliances to improve our competitive position and expand our market reach.

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

Our investment in inventory is a significant part of our working capital, and historically we have maintained sufficient inventory to meet our customers' requirements on a timely basis. This investment includes production stock, work-in-process, pre-production engineering costs, finished goods, spare parts and goods on consignment. Our accounts receivable also constitute a significant part of our working capital. Accounts receivable includes unbilled receivables which are primarily related to sales recorded under the percentage-of-completion method of accounting in accordance with applicable contract terms that have not been billed to customers. The critical accounting policies involving pre-production engineering costs and long-term contracts are discussed under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below. Additional information relating to accounts receivable and inventory is contained in Notes 2, 5 and 6 of the Notes to Consolidated Financial Statements in Item 8 below.

Backlog

The following table summarizes our backlog:

	September 30
(in billions)	2017	2016
Interior Systems	$3.8	$—
Commercial Systems	2.2	2.2
Government Systems:
Funded orders	2.5	2.5
Unfunded orders	0.8	0.7
Information Management Services	0.3	0.3
Total backlog	$9.6	$5.7

Our backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. Although we believe that the orders included in backlog are firm, most of our backlog orders can be modified or terminated by the customer. Our backlog at September 30, 2017 includes approximately $4.8 billion of orders that are expected to be filled after 2018.

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

We completed five acquisitions in the past three years to augment our growth plans. These acquisitions were:

•	in April 2017, we acquired B/E Aerospace, which provides aircraft cabin interior products and services

•	in December 2016, we acquired Pulse.aero, a company specializing in self-bag drop technologies used by airlines and airports

•	in February 2016, we acquired the Matrix series projector product line from Christie Digital Systems, a global visual, audio and collaboration solutions company

•	in August 2015, we acquired International Communications Group, Inc. (ICG), which provides satellite-based global voice and data communication products and services for the aviation industry

•	in March 2015, we acquired Pacific Avionics Pty. Limited (Pacific Avionics), which provides technologies used for wireless information distribution

We completed one material divestiture in the past three years as part of our strategy to reshape our business and focus on opportunities in addressed markets for our core products and solutions. In March 2015, we divested our Aerospace Systems Engineering and Support business (ASES), which provided military aircraft integration and modifications, maintenance, logistics and support.

Additional information relating to our acquisitions, dispositions and joint ventures is contained in Notes 3, 4 and 8 of the Notes to Consolidated Financial Statements in Item 8 below.

Research and Development

We have significant research, development, engineering and product design capabilities. At September 30, 2017, we employed approximately 7,700 engineers.

Our research and development (R&D) investment is as follows:

(in millions)	2017	2016	2015
Customer-funded (1)	$746	$621	$578
Company-funded	327	224	272
Total research and development expense	1,073	845	850
Increase in pre-production engineering costs, net	35	128	136
Total research and development investment (2)	$1,108	$973	$986
(1) Customer-funded R&D includes activities relating to the development of new products and the improvement of existing products for which we are reimbursed by our customers. Customer-funded R&D also includes amortization of pre-production engineering costs as disclosed in Note 6 of the Notes to Consolidated Financial Statements in Item 8 below.
(2) Total R&D investment consists of company- and customer-funded R&D expenditures as well as the net increase in pre-production engineering costs capitalized within inventory. As disclosed in Note 6 of the Notes to Consolidated Financial Statements in Item 8 below, pre-production engineering costs capitalized within inventory were $1.175 billion and $1.140 billion at September 30, 2017 and 2016, respectively. A description of the critical accounting policies involving pre-production engineering is included under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

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

Rockwell Automation, Inc. (Rockwell) owns the "Rockwell" name. In connection with our spin-off from Rockwell in 2001, we were granted the exclusive right to continue to use the Rockwell Collins name for use in our business other than in connection with the Rockwell Automation business or industrial automation products. This exclusive right would terminate following certain change of control events, including the completion of the UTC Merger, as described in our distribution agreement with Rockwell.

Employees

As of September 30, 2017, we had approximately 29,000 employees and approximately 69 percent of them were located in the U.S. Approximately 11 percent of our employees located within the U.S. and 8 percent of our employees located outside of the U.S. are covered by collective bargaining agreements. Many of our employees located outside of the U.S. who are not covered by a collective bargaining agreement are represented by workers' councils or statutory labor unions. The collective bargaining agreements for most of our employees covered by collective bargaining agreements are set to expire in 2018.

Cyclicality and Seasonality

The markets in which we sell our products are, to varying degrees, cyclical and have experienced periodic upswings and downturns. For example, markets for our commercial aerospace products have experienced downturns during periods of slowdowns in the commercial airline industry and during periods of weak conditions in the economy in general, as demand for new aircraft generally declines during these periods. We believe that we are currently benefiting from robust backlogs in commercial air transportation and increasing content as next generation aircraft enter into service. While we believe our Government Systems business is well positioned, it is also subject to some cyclicality, primarily as a result of U.S. Government defense budget cycles. Additional information related to the defense budget environment can be found under the caption Risk Factors in Item 1A below.

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

Environmental Matters

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous waste and other activities affecting the environment have had and will continue to have an impact on our manufacturing operations. To date, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. We believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business or financial condition. Additional information on environmental matters is contained in Note 18 of the Notes to Consolidated Financial Statements in Item 8 below.

Geographic Information

Our principal markets outside the U.S. are in France, Canada, China, the United Kingdom, the United Arab Emirates, Germany, Japan, Qatar, Brazil, South Korea, Taiwan, Russia, Singapore, Italy, Australia and Hong Kong. In addition to normal business risks, operations outside the U.S. are subject to other risks, including political, economic and social environments, governmental laws and regulations and currency revaluations and fluctuations.

Selected financial information by major geographic area for each of the three years in the period ended September 30, 2017, 2016 and 2015 is contained in Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

Item 1A.	Risk Factors.

Risks Related to Our Business/Industry:

Reduction in U.S. Government spending adversely impacts Government Systems sales and profitability.

In 2017, 25 percent of our sales were derived from U.S. Government contracts, both directly and indirectly through subcontracts. Defense funding by the U.S. Government is expected to continue to be under pressure due to the overall economic environment, budget deficits and competing budget priorities. Cost cutting, efficiency initiatives, reprioritization and other affordability analysis by the U.S. Government on defense spending could present some additional opportunities for us, but continued pressure on U.S. Government spending on defense could also adversely impact our Government Systems sales and profitability.

The U.S. Government has implemented various initiatives to address its fiscal challenges. In August 2011, Congress enacted the Budget Control Act (BCA) of 2011 which imposed spending caps and certain reductions in defense spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect in March 2013. Through a series of bipartisan agreements, Congress has been able to temporarily lift discretionary spending limits every year through 2017. However, unless a new agreement is enacted, the BCA will again be in force beginning in 2018. The continued uncertainty surrounding the U.S. defense budget could have a material adverse effect on the Company and the defense industry in general.

In years when the U.S. Government does not complete its annual budget and appropriations process prior to the beginning of its fiscal year (October 1), government operations are typically funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate in the new year, but generally does not authorize new spending initiatives. During periods covered by a continuing resolution (or until the regular appropriation bills are passed), we may experience delays by the government in the procurement of new or existing products and services which can adversely impact our results of operations and cause variability in the timing of revenue between periods. The government began operations in fiscal year 2018 under a continuing resolution that is set to expire in December 2017.

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

•
the ability of the U.S. Government to terminate, without prior notice, partially completed government programs and contracts that were previously authorized (although we may recover certain costs if terminated for convenience)

•
changes in governmental procurement legislation and regulations and other policies which may reflect military and political developments, including U.S. Government initiatives to gain increased access to intellectual property

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

International conflicts and political turmoil in the Middle East and elsewhere and the possibility of future terrorist attacks cause significant uncertainty with respect to business and financial markets and may adversely affect our business. These international conflicts also affect the price of oil, which has a significant impact on the financial health of our commercial customers. Although our Government Systems business may experience greater demand for its products as a result of increased government defense spending, factors arising (directly or indirectly) from international conflicts or terrorism which may adversely affect our commercial business include reduced aircraft build rates, upgrades, maintenance and spending on discretionary products, as well as increases in the cost of property and aviation products insurance and increased restrictions placed on our insurance policies.

Our business is heavily concentrated in the aviation industry.

As a provider of products and services to the aviation industry, we are significantly affected by the overall economic condition of that industry. The aviation industry is historically cyclical.

Our business, financial condition, results of operations and cash flows may be adversely impacted, among other things, by the following:

•	reductions in demand for aircraft and delayed aircraft delivery schedules

•	bankruptcy or other significant financial difficulties of our existing and potential customers

•	reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support

•	deferral of discretionary spending by our airline customers for cabin retrofit activities

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

In 2017, 45 percent of our total revenues were from sales of our products and services internationally, including foreign military sales. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:

•	laws, regulations and policies of non-U.S. governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad

•
regulatory requirements and potential changes, including imposition of tariffs or embargoes, export controls and other trade restrictions, anti-bribery, anti-money laundering, antitrust and data privacy requirements

•	changes in government spending on defense programs

•	uncertainties and restrictions concerning the availability of funding, credit or guarantees

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

We completed five acquisitions and several joint ventures and strategic alliances (partnerships) in the past three fiscal years. We will consider making minor acquisitions and partnerships in the future in an effort to enhance shareowner value. Acquisitions and partnerships involve certain risks and uncertainties, such as:

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

During 2017, approximately 94 percent of our total sales were, and a significant portion of our anticipated future sales will be, from fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial cost estimates are incorrect, we can incur losses on these contracts. These fixed-price contracts can expose us to potentially large losses because the customer may compel us to complete a project or, in the event of a termination for default, pay the entire incremental cost of its replacement by another provider regardless of the size of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors and cost overruns can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize earnings from our contracts. Lower earnings caused by cost overruns could have an adverse impact on our financial condition, results of operations and cash flows.

We are subject to risks in our integration processes and production systems, including potential issues in meeting stringent performance and reliability standards.

The aerospace and defense business is complex, involving extensive coordination and integration with U.S. and non-U.S. suppliers and customers, highly-skilled labor, stringent regulatory and contractual requirements and performance and reliability standards. As a result, our ability to deliver products and systems on time, satisfy regulatory and customer requirements, and achieve or maintain program profitability is subject to significant risk. Operational delays or defects could result in increased production costs, as well as delayed deliveries and disruption to our customers.

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

We face cyber threats, threats to the physical security of our facilities, potential cyber attacks to the integrity of our networks and/or products, and the potential release or theft of our intellectual property, as well as the potential for business disruptions associated with information technology (IT) failures. Possible areas of significant exposure to cyber threats or other disruptions include our enterprise information technology resources, our information management network that provides communication services to customers and our flight deck communication products and solutions. Any of these threats or disruptions may result in a material adverse effect on our business, financial condition, results of operations and cash flows. Risks may include:

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

Risks Related to Our B/E Aerospace Transaction:

We may be unable to successfully integrate B/E Aerospace's business and realize the anticipated benefits of the merger.

The success of the merger will depend, in part, on our ability to successfully combine our business with B/E Aerospace's business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected.

The merger involves the integration of B/E Aerospace's business with our existing business, which is a complex, costly and time-consuming process. We have not previously completed a transaction comparable in size or scope to the merger. The integration of the two companies may result in material challenges, including, without limitation:

•
the diversion of management's attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management's attention to the integration

•	maintaining employee morale and retaining key management and other employees

•	the possibility of faulty assumptions underlying expectations regarding the integration process

•	retaining existing business and operational relationships and attracting new business and operational relationships

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations

•	coordinating geographically separate organizations

•	unanticipated issues in integrating information technology, communications and other systems

•	unforeseen expenses or delays associated with the integration

Many of these factors are outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially affect our financial position, results of operations and cash flows.

Between signing of the merger agreement and closing of the merger, we were permitted to conduct only limited planning for the integration of the two companies following the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized on a timely basis, if at all.

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

We are significantly more leveraged.

In connection with the B/E Aerospace merger, we incurred $5.9 billion in additional indebtedness. We have consolidated indebtedness of approximately $7.2 billion, which is greater than what our indebtedness was prior to the merger. The increased indebtedness and higher debt-to-total capitalization ratio may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, requiring us to use substantial amounts of cash flow to repay indebtedness, increasing borrowing costs and placing us at a disadvantage compared to competitors with less leverage.

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

Such agreements also require us to maintain a debt-to-capitalization ratio below a specified threshold, which may further limit discretion in the operation of our business following the merger. Such agreements also contain additional restrictive covenants. Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants contained in our debt agreements. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

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

In connection with the merger, we received an opinion from our counsel, Skadden, Arps, Slate, Meagher & Flom LLP and Shearman & Sterling to the effect that, subject to the limitations and assumptions set fourth therein, the merger will not cause the KLX spin-off to fail to qualify for the KLX spin-off tax treatment. The tax opinions received in connection with the merger rely on certain representations, assumptions, undertakings and covenants, including representation letters from each of us and B/E Aerospace. These representations relate to, among other items, confirming the accuracy of the representations and warranties originally made with respect to the KLX spin-off, along with compliance with covenants, the actions taken in pursuit of the corporate business purposes of the KLX spin-off, the interaction of the parties, and business developments since the KLX spin-off. If any of the factual representations in any of the representation letters, or any of the assumptions in the tax opinions is untrue or incomplete, an undertaking or covenant is not complied with or the facts upon which a tax opinion is based are materially different from the facts at the time of the merger, the opinions may not be valid. Moreover, opinions of counsel are not binding on the IRS or the courts. As a result, the conclusions expressed in the tax opinions could be challenged by the IRS, and a court may sustain such a challenge. None of Rockwell Collins, B/E Aerospace or KLX has requested a ruling from the IRS regarding the impact of the merger on the qualification of the KLX spin-off for the KLX spin-off tax treatment.

Risks Related to the Proposed Acquisition of the Company by UTC:

The UTC Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the UTC Merger could have material adverse effects on us.

The completion of the UTC Merger is subject to a number of conditions, including, among other things, receipt of the shareowner approval and receipt of certain regulatory approvals, which make the completion and timing of the completion of the UTC Merger uncertain. The failure to satisfy all of the required conditions could delay the completion of the UTC Merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the closing of the UTC Merger will be satisfied or waived or that the UTC Merger will be completed. Also, subject to limited exceptions, either we or UTC may terminate the Merger Agreement if the UTC Merger has not been completed by 5:00 p.m. (Eastern time) on September 4, 2018, subject to extension through March 4, 2019, if all conditions other than certain antitrust-related conditions are or would be satisfied on that date.

If the UTC Merger is not completed, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the UTC Merger, we will be subject to a number of risks, including the following:

•	the market price of our common stock could decline

•	we could owe a substantial termination fee to UTC under certain circumstances

•
if the Merger Agreement is terminated and our board seeks another business combination, our shareowners cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that UTC has agreed to in the Merger Agreement

•	time and resources, financial and other, committed by our management to matters relating to the UTC Merger could otherwise have been devoted to pursuing other beneficial opportunities

•	we may experience negative reactions from the financial markets or from our customers, suppliers or employees

•	we will be required to pay our costs relating to the UTC Merger, such as legal, accounting, financial advisory and printing fees, whether or not the UTC Merger is completed

In addition, if the UTC Merger is not completed, we could be subject to litigation related to any failure to complete the UTC Merger or related to any enforcement proceeding commenced against us to perform our obligations under the UTC Merger Agreement. Any of these risks could materially and adversely impact our ongoing business, financial condition, financial results and stock price.

Similarly, delays in the completion of the UTC Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the UTC Merger and could materially and adversely affect our ongoing business, financial condition, financial results and stock price.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the UTC Merger, could discourage a potential competing acquiror of the Company from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay a substantial termination fee to UTC.

The Merger Agreement contains provisions that make it more difficult for us to be acquired by any company other than UTC. The Merger Agreement contains certain provisions that restrict our ability to, among other things, initiate, seek, solicit, knowingly facilitate, knowingly encourage, knowingly induce or knowingly take any other action reasonably expected to lead to, or engage in negotiations or discussions relating to, or approve or recommend, any third-party acquisition proposal. Further, even if our Board of Directors withdraws or qualifies its recommendation to the shareowners of Rockwell Collins to adopt the Merger Agreement and approve the UTC Merger (the “merger proposal”), unless the Merger Agreement is terminated in accordance with its terms, we will still be required to submit the merger proposal to a vote at the special meeting of our shareowners (the “special meeting”). In addition, following our receipt of any third-party acquisition proposal that constitutes a “superior proposal,” UTC will have an opportunity to offer to modify the terms of the Merger Agreement before our Board of Directors may withdraw or qualify its recommendation with respect to the merger proposal in favor of such superior proposal.

In some circumstances, upon termination of the Merger Agreement, we would be required to pay a termination fee of $695 million to UTC or reimburse certain expenses of UTC in connection with the transactions contemplated by the Merger Agreement.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the value proposed to be received in the UTC Merger. In particular, the termination fee, if applicable, would be substantial, and could result in a potential third-party acquiror or merger partner proposing to pay a lower price to our shareowners than it might otherwise have proposed to pay absent such a fee.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the UTC Merger.

The UTC Merger is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from several regulatory authorities that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the UTC Merger.

Before the UTC Merger may be completed, any applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 relating to the completion of the UTC Merger must have expired or been terminated and any authorization or consent from a governmental authority required to be obtained with respect to the UTC Merger under certain other applicable foreign regulatory laws must have been obtained. In deciding whether to grant the required regulatory authorization or consent, the relevant governmental entities will consider the effect of the UTC Merger within their relevant jurisdiction, including the impact on the parties’ respective customers and suppliers. The terms and conditions of the authorizations and consents that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business or may materially delay the completion of the UTC Merger.

Under the Merger Agreement, UTC and Rockwell Collins have agreed to use their respective reasonable best efforts to obtain such authorizations and consents and UTC has agreed to take any and all steps necessary to avoid or eliminate impediments under any antitrust or certain other laws that may be asserted by any governmental authority so as to enable the completion of the UTC Merger as promptly as practicable. However, UTC’s obligation to take actions required to obtain authorizations and consents under such laws is subject to limitations, including that UTC will not be required to commit to or effect (1) any sale, divestiture or other transfer if such action would require the sale, divestiture or other transfer of any assets, properties, businesses or product lines representing, in the aggregate, more than $850 million in annual revenues or (2) any other restriction or action if such restriction or action, individually or taken together with all sales, divestitures, transfers or other restrictions or actions in the aggregate, would or would reasonably be expected to have a materially adverse impact on us, UTC or any of their respective subsidiaries (in each case measured on a scale relative to the size of Rockwell Collins and its subsidiaries, taken as a whole) or on the expected benefits to UTC of the UTC Merger.

In addition, at any time before or after the completion of the UTC Merger, and notwithstanding the termination of applicable waiting periods, the applicable U.S. or foreign antitrust authorities or any state attorney general could take such action under the antitrust laws as such party deems necessary or desirable in the public interest. Such action could include, among other things, seeking to enjoin the completion of the UTC Merger or seeking divestiture of substantial assets of the parties. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging, seeking to enjoin, or seeking to impose conditions on the UTC Merger. We and UTC may not prevail and we may incur significant costs in defending or settling any such action. There can be no assurance that the conditions to the completion of the UTC Merger set forth in the Merger Agreement relating to applicable regulatory laws will be satisfied.

The value of the stock portion of the Merger Consideration is subject to changes based on fluctuations in the value of UTC common stock, and our shareowners may, in certain circumstances, receive stock consideration with a value that, at the time received, is less than $46.67 per share of our common stock.

The market value of UTC common stock will fluctuate during the period before the date of our special meeting to approve the UTC Merger, during the 20 trading day period that the exchange ratio will be based upon, and the time between the last day of the 20 trading day period and the time our shareowners receive the portion of the Merger Consideration to be issued in the form of UTC common stock, as well as thereafter. Accordingly, at the time of our special meeting, our shareowners will not be able to determine the market value of the stock portion of the per share Merger Consideration they would receive upon completion of the UTC Merger.

Upon completion of the UTC Merger, each issued and outstanding share of Rockwell Collins common stock (other than certain excluded shares) will be converted into the right to receive the Merger Consideration, which is equal to $93.33 in cash, without interest, plus a fraction of a share of UTC common stock having a value equal to the quotient obtained by dividing $46.67 by the average of the volume-weighted average prices per share of UTC common stock on the NYSE on each of the 20 consecutive trading days ending with the trading day immediately prior to the closing date, subject to adjustment based on a two-way collar mechanism as described below. If the UTC stock price is greater than $107.01 but less than $124.37, the exchange ratio will be equal to the quotient of (1) $46.67 divided by (2) the UTC stock price. However, if the UTC stock price is less than or equal to $107.01 or greater than or equal to $124.37, then a two-way collar mechanism will apply, pursuant to which (a) if the UTC stock price is greater than or equal to $124.37, the exchange ratio will be fixed at 0.37525 and result in more than $46.67 in value, and (b) if the UTC stock price is less than or equal to $107.01, the exchange ratio will be fixed at 0.43613 and result in less than $46.67 in value. Accordingly, the actual number of shares and the value of UTC common stock delivered to our shareowners will depend on the UTC stock price, and the value of the shares of UTC common stock delivered for each such share of our common stock may be greater than, less than or equal to $46.67.

It is impossible to accurately predict the market price of UTC common stock at the completion of the UTC Merger or during the period over which the UTC stock price is calculated and, therefore, impossible to accurately predict the number or value of the shares of UTC common stock that our shareowners will receive in the UTC Merger. The market price for UTC common stock may fluctuate both prior to completion of the UTC Merger and thereafter for a variety of reasons, including, among others, general market and economic conditions, the demand for UTC’s or our products and services, changes in laws and regulations, other changes in UTC’s and our respective businesses, operations, prospects and financial results of operations, market assessments of the likelihood that the UTC Merger will be completed, and the expected timing of the UTC Merger. Many of these factors are beyond our control.

We are subject to business uncertainties and contractual restrictions while the UTC Merger is pending, which could adversely affect our business and operations.

In connection with the pendency of the UTC Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the UTC Merger, which could negatively affect our revenues, earnings and/or cash flows, as well as the market price of our common stock, regardless of whether the UTC Merger is completed.

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the UTC Merger which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could adversely affect our business and operations prior to the completion of the UTC Merger. Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the UTC Merger.

Completion of the UTC Merger will trigger change in control or other provisions in certain customer and other agreements to which we are a party, which may have an adverse impact on our or UTC’s business and results of operations following completion of the UTC Merger.

The completion of the UTC Merger will trigger change in control and other provisions in certain customer and other agreements to which we are a party. If we or UTC are unable to negotiate waivers of those provisions, customers or other counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages or equitable remedies. Even if we and UTC are able to negotiate consents or waivers, the customers or other counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us or the combined company. Certain of our customers have commented on the potential impact of the UTC Merger, including potential benefits, questions and concerns. Any of the foregoing or similar developments may have an adverse impact on our or UTC’s business and results of operations following completion of the UTC Merger.

Uncertainties associated with the UTC Merger may cause a loss of management personnel and other key employees, which could adversely affect our future business and operations.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute their business plans. Our success will depend in part upon our ability to retain certain key management personnel and employees. Prior to completion of the UTC Merger, current and prospective employees of us and UTC may experience uncertainty about their roles within UTC following the completion of the UTC Merger, which may have an adverse effect on our ability to attract or retain key management and other key personnel. In addition, no assurance can be given that UTC, after the completion of the UTC Merger, will be able to attract or retain key management personnel and other key employees to the same extent that we and UTC have previously been able to attract or retain their own employees.

The UTC common stock to be received by our shareowners upon completion of the UTC Merger will have different rights from shares of Rockwell Collins common stock.

Upon completion of the UTC Merger, our shareowners will no longer be shareowners of Rockwell Collins, but will instead become shareowners of UTC and their rights as UTC shareowners will be governed by the terms of UTC’s certificate of incorporation and by-laws. The terms of UTC’s certificate of incorporation and by-laws are in some respects materially different than the terms of our certificate of incorporation and by-laws, which currently govern the rights of our shareowners.

Litigation filed or that may be filed against the Company, UTC, Merger Sub and the members of the Board of Directors could prevent or delay the consummation of the UTC Merger.

In connection with the UTC Merger, several lawsuits have been filed by purported Rockwell Collins shareowners. The lawsuits seek an injunction barring the UTC Merger, rescission of the UTC Merger in the event it has been consummated, recovery of damages and other relief. The outcome of these lawsuits or any other lawsuit that may be filed challenging the UTC Merger is uncertain. One of the conditions to the closing of the UTC Merger is that no governmental authority has issued or entered any order after the date of the UTC Merger Agreement having the effect of enjoining or otherwise prohibiting the consummation of the UTC Merger, and these lawsuits seek and potential other lawsuits may seek an order enjoining consummation of the UTC Merger. Accordingly, if these lawsuits or any future lawsuit is successful in obtaining an order enjoining consummation of the UTC Merger, then such order may prevent the UTC Merger from being completed, or from being completed within the expected time frame, and could result in substantial costs to Rockwell Collins including, but not limited to, costs associated with the indemnification of directors and officers. Any such injunction or delay in the UTC Merger being completed may adversely affect Rockwell Collins’ business, financial condition, results of operations and cash flows.

Cautionary Statement

This Annual Report on Form 10-K, and documents that are incorporated by reference in this Annual Report on Form 10-K, contains statements, including statements regarding the proposed acquisition of Rockwell Collins by UTC, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to those disclosed in Risk Factors in Item 1A above and otherwise detailed herein, as well as other risks and uncertainties, including but not limited to those detailed from time to time in our SEC filings and, with respect to the proposed acquisition of Rockwell Collins, UTC’s filings with the SEC. With respect to the business and operations of Rockwell Collins, these risks include but are not limited to: the financial condition of our customers and suppliers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; adjustments to the commercial OEM production rates and the aftermarket; the impacts of natural disasters and pandemics, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption; delays related to the award of domestic and international contracts; delays in customer programs, including new aircraft programs entering service later than anticipated; the continued support for military transformation and modernization programs; potential impact of volatility in oil prices, currency exchange rates or interest rates on the commercial aerospace industry or our business; the impact of terrorist events, regional conflicts or governmental sanctions on other nations on the commercial aerospace industry; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; potential unavailability of our mission-critical data and voice communication networks; unfavorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us, our customers, and our suppliers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to internal performance plans such as restructuring activities, productivity and quality improvements and cost reduction initiatives; achievement of B/E Aerospace integration and synergy plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including compliance requirements associated with U.S. Government work, export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; the uncertainties of the outcome of lawsuits, claims and legal proceedings. With respect to the proposed acquisition, these risks include but are not limited to: the ability of Rockwell Collins and UTC to receive the required regulatory approvals for the proposed acquisition of Rockwell Collins by UTC (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction) and approval of Rockwell Collins’ shareowners and to satisfy the other conditions to the closing of the transaction on a timely basis or at all; the occurrence of events that may give rise to a right of one or both of the parties to terminate the merger agreement; negative effects of the announcement or the consummation of the transaction on the market price of UTC and/or Rockwell Collins common stock and/or on their respective businesses, financial conditions, results of operations and financial performance; risks relating to the value of UTC’s shares to be issued in the transaction, significant transaction costs and/or unknown liabilities; the possibility that the anticipated benefits from the proposed transaction cannot be realized in full or at all or may take longer to realize than expected; risks associated with third party contracts containing consent and/or other provisions that may be triggered by the proposed transaction; risks associated with transaction-related litigation; the possibility that costs or difficulties related to the integration of Rockwell Collins’ operations with those of UTC will be greater than expected; the outcome of legally required consultation with employees, their works councils or other employee representatives; and the ability of Rockwell Collins and the combined company to retain and hire key personnel. There can be no assurance that the proposed acquisition will in fact be consummated in the manner described or at all. These risks, as well as other risks associated with the proposed merger, are more fully discussed in the preliminary proxy statement/prospectus included in the Registration Statement on Form S-4 that UTC filed with the SEC on October 10, 2017, in connection with the proposed merger. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made only as of the date hereof and Rockwell Collins assumes no obligation to update any forward-looking statement, except as otherwise required by law.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of September 30, 2017, we operated various manufacturing and engineering facilities, sales offices, warehouses and service locations throughout the U.S. and around the world. These facilities have aggregate floor space of approximately 10.5 million square feet. Of this floor space, 45 percent is owned and 55 percent is leased. There are no major encumbrances on any of our plants or equipment. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2017 is as follows:

Location (in thousands of square feet)	Owned Facilities	Leased Facilities	Total
Interior Systems
U.S.	394	2,087	2,481
Europe / Africa / Middle East	277	256	533
Asia-Pacific	286	142	428
Americas, excluding U.S.	—	267	267
Total	957	2,752	3,709

Commercial and Government Systems
U.S.	3,357	1,691	5,048
Europe / Africa / Middle East	330	226	556
Asia-Pacific	—	369	369
Americas, excluding U.S.	—	148	148
Total	3,687	2,434	6,121

Information Management Services
U.S.	39	555	594
Europe / Africa / Middle East	—	43	43
Asia-Pacific	—	26	26
Americas, excluding U.S.	—	1	1
Total	39	625	664
Combined Total	4,683	5,811	10,494

Type of Facility (in thousands of square feet)	Owned Facilities	Leased Facilities	Total
Interior Systems
Manufacturing and service	939	2,432	3,371
Sales, engineering and general office space	18	320	338

Commercial and Government Systems
Manufacturing and service	1,267	989	2,256
Sales, engineering and general office space	2,420	1,445	3,865

Information Management Services
Manufacturing and service	39	30	69
Sales, engineering and general office space	—	595	595
Combined Total	4,683	5,811	10,494

We have facilities with a total of at least 200,000 square feet (in rounded thousands) in the following cities: Cedar Rapids, Iowa (2,910,000 square feet), Winston-Salem, North Carolina (660,000 square feet), Melbourne, Florida (390,000 square feet), Annapolis, Maryland (370,000 square feet), Tanauan City, Philippines (350,000 square feet), Richardson, Texas (280,000 square feet), Everett, Washington (240,000 square feet), Heidelberg, Germany (240,000 square feet), Nogales, Mexico (230,000 square feet), Irvine, California (210,000 square feet) and Coralville, Iowa (200,000 square feet). Most of our facilities for our

Commercial Systems and Government Systems businesses are shared and have therefore been presented together in the tables above. We have excluded from the tables above hundreds of leased locations wherein our Information Management Services business has radio frequency equipment in various locations throughout the world.

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

The name, age, office, position held with us and principal occupations and employment during the past five years of each of our executive officers as of November 14, 2017 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age
Robert K. Ortberg—Chairman of the Board of Directors since November 2015; Chief Executive Officer and a Director since August 2013; President since September 2012; Executive Vice President and Chief Operating Officer, Government Systems prior thereto	57
Patrick E. Allen—Senior Vice President and Chief Financial Officer since January 2005	53
Tatum J. Buse—Vice President, Finance and Corporate Controller since September 2013; Vice President Cost Optimization prior thereto	43
Philip J. Jasper—Executive Vice President and Chief Operating Officer, Government Systems since September 2012	49
Bruce M. King—Senior Vice President, Operations since May 2011	56
Werner Lieberherr—Executive Vice President and Chief Operating Officer, Interior Systems since April 2017; President and Chief Executive Officer of B/E Aerospace, Inc. from December 2014 to April 2017; President and Co-Chief Executive Officer of B/E Aerospace, Inc. from January 2014 to December 2014; President and Chief Operating Officer of B/E Aerospace, Inc. prior thereto	58
Jeffrey D. MacLauchlan—Senior Vice President, Corporate Development since September 2014; Vice President, Corporate Development of Lockheed Martin Corporation prior thereto	58
Colin R. Mahoney—Senior Vice President, International and Service Solutions since February 2013; Vice President of Commercial Systems Sales, Marketing and Customer Support prior thereto	52
Nan Mattai—Senior Vice President, Engineering and Information Technology since August 2015; Senior Vice President, Engineering and Technology prior thereto	65
David J. Nieuwsma—Senior Vice President, Information Management Services since April 2016; Vice President, Strategy and Business Development from December 2012 to April 2016; Vice President and General Manager of Airborne Solutions prior thereto	53
Robert J. Perna—Senior Vice President, General Counsel and Secretary since February 2014; Senior Vice President, General Counsel from January 2014 to February 2014; Vice President, General Counsel and Secretary for AM Castle & Co. prior thereto	53
Jeffrey A. Standerski—Senior Vice President, Human Resources since April 2016; Senior Vice President, Information Management Services from December 2013 to April 2016; Vice President and General Manager, Business and Regional Systems from July 2013 to December 2013; Vice President and General Manager, Air Transport Systems prior thereto	51
Kent L. Statler—Executive Vice President and Chief Operating Officer, Commercial Systems since February 2010	52
Douglas E. Stenske—Vice President, Treasurer and Risk Management since September 2013; Vice President, Treasurer and Financial Planning prior thereto	51
Robert A. Sturgell—Senior Vice President, Washington Operations since April 2009	58

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

Market Information

Our common stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol COL. On October 31, 2017, there were 16,304 shareowners of record of our common stock.

The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange—Composite Transactions reporting system during each quarter of our years ended September 30, 2017 and 2016:

	2017		2016
Fiscal Quarters	High	Low	High	Low
First	$96.55	$78.54	$95.11	$82.26
Second	99.85	88.80	93.20	76.03
Third	109.30	96.13	94.98	81.04
Fourth	135.31	104.91	87.11	80.92

Dividends

The following table sets forth the cash dividends per share paid by us during each quarter of our years ended September 30, 2017 and 2016:

Fiscal Quarters	2017	2016
First	$0.33	$0.33
Second	0.33	0.33
Third	0.33	0.33
Fourth	0.33	0.33

Based on our current dividend policy, we have been paying quarterly cash dividends which, on an annual basis, equal $1.32 per share. The declaration and payment of dividends, however, will be at the sole discretion of our Board of Directors and there can be no assurance that we will continue to pay dividends at our current levels.

Repurchases

Our Board of Directors has authorized certain repurchases of our common stock. During 2017, we repurchased approximately 0.4 million shares of our common stock at a total cost of $39 million and a weighted average cost of $104.32 per share. As described in the table below, there were no repurchases during the three months ended September 30, 2017. During 2016, we repurchased approximately 2.9 million shares of our common stock at a total cost of $255 million, at a weighted average cost of $87.30 per share.

The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2017 through July 31, 2017	—	$—	—	$285 million
August 1, 2017 through August 31, 2017	—	—	—	285 million
September 1, 2017 through September 30, 2017	—	—	—	285 million
Total / Average	—	—	—
(1) On July 7, 2017, we announced that our Board authorized the repurchase of an additional $200 million of our common stock. The authorization has no stated expiration.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 below. The Statement of Operations, Statement of Financial Position and other data have been derived from our audited financial statements. The Company operates on a 52/53 week fiscal year ending on the Friday closest to September 30. Fiscal years 2017, 2016, 2015 and 2013 were 52-week fiscal years while fiscal year 2014 was a 53-week fiscal year. Certain prior data has been reclassified to conform to the current year presentation and to reflect the adoption of new guidance in 2017 requiring debt issuance costs to be presented as a deduction from the carrying amount of the related debt (see Note 2 in Notes to Consolidated Financial Statements in Item 8 below).

	Years Ended September 30
(dollars in millions, except per share amounts)	2017(a)	2016(b)	2015(c)	2014(d)	2013(e)
Statement of Operations Data:
Sales	$6,822	$5,259	$5,244	$4,979	$4,474
Cost of sales	4,868	3,642	3,630	3,469	3,103
Selling, general and administrative expenses	732	638	606	594	495
Income from continuing operations	705	727	694	618	630
Income (loss) from discontinued operations, net of taxes	—	1	(8)	(14)	2
Net income	705	728	686	604	632
Net income as a percent of sales	10.3%	13.8%	13.1%	12.1%	14.1%
Diluted earnings per share from continuing operations	4.79	5.50	5.19	4.52	4.56
Statement of Financial Position Data:
Working capital(f)	$1,691	$1,144	$1,164	$1,054	$1,096
Property	1,398	1,035	964	919	773
Goodwill and intangible assets	11,287	2,586	2,607	2,551	1,067
Total assets	17,997	7,699	7,294	6,994	5,394
Short-term debt	479	740	448	504	436
Long-term debt, net	6,676	1,374	1,670	1,652	560
Shareowners' equity	6,043	2,078	1,875	1,884	1,618
Other Data:
Capital expenditures	$240	$193	$210	$163	$120
Depreciation and amortization	399	253	252	225	177
Dividends per share	1.32	1.32	1.26	1.20	1.20
Stock Price:
High	$135.31	$95.11	$99.37	$84.06	$75.25
Low	78.54	76.03	72.35	65.76	52.24

(a)
On April 13, 2017, we completed the acquisition of B/E Aerospace for $6.5 billion in cash and stock, plus the assumption of $2.0 billion of debt, net of cash acquired. To finance the acquisition and repay assumed debt, we issued 31.2 million shares of common stock, issued $4.35 billion of senior unsecured notes and borrowed $1.5 billion under a new senior unsecured syndicated term loan facility. Income from continuing operations includes $86 million of transaction, integration and financing costs associated with the acquisition of B/E Aerospace ($125 million before income taxes) and $15 million of transaction costs associated with the pending acquisition of the Company by UTC ($24 million before income taxes).

(b)
Income from continuing operations includes a $24 million income tax benefit from the retroactive reinstatement of the previously expired Federal Research and Development Tax Credit and a $41 million income tax benefit due to the release of a valuation allowance for a U.S. capital loss carryforward. In addition, income from continuing operations includes $28 million of restructuring and asset impairment charges ($45 million before income taxes) primarily related to employee severance costs. Approximately $33 million of the pre-tax expense was recorded within cost of sales and $12 million was included within selling, general and administrative expenses.

(c)
Income from continuing operations includes a $22 million income tax benefit from the retroactive reinstatement of the previously expired Federal Research and Development Tax Credit and a $16 million income tax benefit related to the remeasurement of certain prior year tax positions.

(d)
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

(e)
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

We operate on a 52/53 week fiscal year ending on the Friday closest to September 30. For ease of presentation, September 30 is utilized consistently throughout Management's Discussion and Analysis of Financial Condition and Results of Operations to represent the fiscal year end date. Fiscal years 2017, 2016 and 2015 were 52-week fiscal years. All date references contained herein relate to our fiscal year unless otherwise stated.

As discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 8 below, on March 10, 2015, the Company divested the ASES business. As a result of the divestiture, the operating results of ASES have been accounted for as discontinued operations for all periods presented.

OVERVIEW AND OUTLOOK

On September 4, 2017, we entered into the Merger Agreement providing for the acquisition of the Company by UTC. If the UTC Merger is consummated, we will become a wholly owned subsidiary of UTC. The agreement includes covenants and agreements relating to the conduct of our business between the date of signing the Merger Agreement and the consummation of the UTC Merger. In light of the announced transaction with UTC, we will not be issuing guidance for fiscal year 2018. During 2017, we incurred $24 million of transaction costs associated with the pending UTC Merger.

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

The B/E Aerospace acquisition expands our reach and broadens our portfolio of aircraft content with the addition of a wide range of cabin interior products for commercial aircraft and business jets including seating, food and beverage preparation and storage equipment, lighting and oxygen systems and modular galley and lavatory systems. The Company's portfolio of aircraft content now spans the aircraft from cockpit to cabin, communications to connectivity. The acquisition also further diversifies our geographic presence and customer mix as Interior Systems products and services are sold to airlines and original equipment manufacturers across the globe. In addition, the acquisition enhances our diversified and balanced business, serving both commercial and government markets. During 2017, we incurred $125 million of transaction, integration and financing costs associated with the acquisition of B/E Aerospace.

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

Total sales increased $1.563 billion, or 30 percent, in 2017 compared to 2016, primarily due to the B/E Aerospace acquisition, which contributed $1.406 billion of revenue. Sales excluding the B/E Aerospace acquisition (organic sales) increased $157 million, or 3 percent, compared to 2016, due to revenue growth across all of our legacy businesses.(1) Information Management Services sales grew 9 percent, Government Systems grew 3 percent and Commercial Systems grew 1 percent.

Total segment operating earnings(2) increased $211 million to $1.326 billion in 2017 compared to 2016. The Interior Systems business contributed $174 million of operating earnings, while Information Management Services increased $30 million and Government Systems increased $19 million, offsetting a $12 million decrease in Commercial Systems operating earnings.

Our 2017 effective tax rate increased over 2016, primarily due to the retroactive reinstatement of the Federal R&D Tax Credit and the release of a $41 million valuation allowance related to a U.S. capital loss carryforward in 2016, both of which favorably impacted the 2016 effective income tax rate, partially offset by favorable 2017 benefits associated with the jurisdictional mix of income as a result of the B/E Aerospace acquisition.

We generated operating cash flows of $1.264 billion during 2017, representing a 75 percent increase over 2016, and generated free cash flow(3) of $1.024 billion in 2017, a 93 percent increase over 2016. The increase in cash provided by operating activities was primarily due to operating cash flow from the acquisition of B/E Aerospace, as well as higher cash collections from customers in the Company's other segments, partially offset by higher income tax payments and payments for B/E Aerospace acquisition-related expenses. Excluding the acquisition of B/E Aerospace, cash provided by operating activities increased $286 million, or 40 percent, from fiscal year 2016. We continued to deploy cash for the benefit of our shareowners in 2017 by paying aggregate dividends of $194 million and repurchasing 0.4 million shares of common stock for $39 million. In addition, we repaid $630 million of debt incurred to finance a portion of the B/E Aerospace acquisition.

Fiscal year 2017 results are as follows:

(in billions, except per share amounts)	FY17 Results
Total sales	$6.822
Diluted earnings per share from continuing operations	$4.79
Operating cash flow from continuing operations	$1.264
Capital expenditures	$0.240
Total research and development investment(4)	$1.108
(1) Organic sales, organic growth, and similar measures excluding the effects of the B/E Aerospace acquisition are non-GAAP measures which measure the applicable item (e.g., sales or sales growth) without giving effect to the contribution for such item as a result of the B/E Aerospace acquisition. Such non-GAAP measures are believed to be important indicators of our operations for purposes of period-to-period comparisons of the underlying businesses. The Company does not intend for any of the non-GAAP information to be considered in isolation or as a substitute for the related GAAP measures.
(2) Total segment operating earnings is a non-GAAP measure and is reconciled to the related GAAP measure, Income from continuing operations before income taxes, in Note 21 of the Notes to Consolidated Financial Statements. Total segment operating earnings is calculated as the total of segment operating earnings of our four segments. The non-GAAP total segment operating earnings information included in this disclosure is believed to be useful to investors in comparing our operating performance from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance.
(3) Free cash flow is a non-GAAP measure and is reconciled to the related GAAP measure, Cash Provided by Operating Activities from Continuing Operations below. The non-GAAP free cash flow information included in this disclosure is believed to be useful to investors' understanding of cash generated from operations that is available for investment opportunities, such as acquisitions, dividend payments, debt repayment and share repurchases.

	Year Ended September 30
(in millions)	2017	2016	2015
Cash Provided by Operating Activities from Continuing Operations	$1,264	$723	$749
Less: Property Additions	(240)	(193)	(210)
Free Cash Flow	$1,024	$530	$539

(4) Total research and development (R&D) investment is comprised of company- and customer-funded R&D expenditures and the net increase in pre-production engineering costs capitalized within Inventory.

Our long-term strategies are focused on the following:

•	accelerate sales growth

•	expand operating margins and improve cash flow conversion

•	deploy capital with priorities on growth and shareowner return

Accelerate sales growth

Accelerating our business growth is a fundamental objective of our management team. For the past decade we have been in a period of significant investment in research and development for our company to support market share gains throughout our businesses. Our record of success in migrating technologies across the enterprise is a core strength and enables us to realize the benefits of investment even if market conditions change. We are realizing the benefits of completing investments in these programs as new platforms enter service. Our focus on developing solutions aimed at making Rockwell Collins the supplier of choice is evidenced by our significant investment in research and development. Over the past 5 years, we invested approximately $4.9 billion in research and development, which has allowed us to develop new systems, products and software solutions for our customers and capture strategically important positions on a variety of air transport, business aviation and military aircraft.

Highlights of our strategy to accelerate top-line sales growth are as follows:

Strong positions will fuel growth
Our Interior Systems segment was created in April 2017 with the acquisition of B/E Aerospace. The Interior Systems current backlog of $3.8 billion increased $247 million since the acquisition date. Increased aircraft production rates at commercial air transport and business jet OEMs fuel opportunities to expand our product offering. Backlog growth results from favorable trends in airline selectable equipment, including seating, lighting systems and food preparation and storage, as well as increased production of aircraft with standard Interior Systems equipment. Additionally, the large installed base provides a robust flow of aftermarket retrofit and spares opportunities to support long-term growth.

Within Commercial Systems, over the past several years we have captured key positions and market share gains on platforms such as the Boeing 737 MAX and 777X, as well as the Bombardier CSeries. We successfully completed numerous milestones on these and other aircraft development programs throughout the year, and we achieved top customer support ratings from our largest customers. We believe these accomplishments have positioned us to continue to grow our market share. We recently announced that Airbus has selected our flight operations and maintenance exchanger solution, called FOMAX, as standard on their A320 family. Under this agreement, we will supply each A320 aircraft with a secure router to wirelessly send aircraft performance and maintenance data to ground-based operations.

Within Government Systems, we increased our backlog by $171 million during 2017. Defense budgets have been improving not only in the United States, but also throughout the world. During 2017, we were selected as one of two companies on the HMS Manpack program, which has the potential to be a significant program. We also were selected by the U.S. Navy to supply our encrypted, next-generation tactical training system for the Tactical Combat Training System Increment II program. This program will increase war-fighter readiness at a reduced training cost, enabling interaction between a number of participants in live, virtual and constructive training.

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

As traffic on our air-to-ground network increases, we’re taking steps to enhance its capacity and usefulness. In the cockpit, more robust data streams and sophisticated applications are enhancing operational efficiencies, safety and on-time flight performance. In the cabin, broadband connectivity is enabling passengers to stay connected throughout their flight, and it also provides new ways to enhance the passenger experience. In 2017, we were awarded a contract by Norwegian Air Shuttle to provide a nose-to-tail integrated digital aircraft solution for their fleet of Boeing 737 MAX and 787 aircraft. This solution combines our avionics, cockpit communication, cabin connectivity and information management solutions to deliver enhanced operational efficiency for the airline and high-bandwidth wireless in-flight connectivity for passengers. Our cabin connectivity solution for passengers is underpinned by Inmarsat's Global Xpress satellite network, allowing passengers a range of connectivity options including e-mail, internet access, video streaming and electronic commerce.
We will continue to grow globally
Market opportunities outside the United States continue to evolve, driven in part by expanding populations and emerging economies. Security needs are on the rise in places around the globe, as countries seek to establish indigenous capabilities to protect their borders, infrastructure and resources. At the same time, global commercial air travel is expected to increase as we see a growing middle class in developing countries, generating higher traffic and demand for new aircraft. We believe we are positioned to grow by capturing new programs at emerging international OEMs, strategically positioning service centers around the globe and by launching joint ventures.

Expand operating margins and improve cash flow conversion

Operational excellence is a fundamental objective at our Company. We have extended Lean concepts beyond the factory floor to virtually every aspect of our business. We focus on streamlining processes, reducing costs and increasing quality while enhancing our ability to respond quickly to customer needs. In addition, our shared service model uses a centralized organizational structure to leverage resources across the business. This is evidenced by our product and technology centers of excellence, through which we apply our core competencies to solutions across our segments. By applying common tools and systems across our businesses, we can better manage our cost structure and maximize our R&D investments.

We believe our Company has a proven ability to both react quickly to changing business conditions and to execute business plans. For example, as we faced challenging conditions in business aviation and the defense environment in the past several years, we took actions to manage our cost structure, while focusing on our customers, continuing our commitment to operational excellence and maintaining our balanced business model. We will also distinguish ourselves through strong customer relationships, high returns on invested capital and continued investment in market differentiating technologies and programs. As we grow our Company, our goal is to generate long-term double-digit cash flow growth. In 2017, our operating cash flow grew 75 percent (40 percent organically) as we wound down some of our major program investments.

Deploy capital with priorities on growth and shareowner return

We plan to allocate capital across our Company to prioritize debt repayment and to fund growth through investments in R&D, capital expenditures and minor acquisitions. On April 13, 2017, the Company completed the acquisition of B/E Aerospace for $6.5 billion in cash and stock, plus the assumption of $2.0 billion in net debt. The transaction combines our capabilities in flight deck avionics, cabin electronics, mission communications, simulation and training, and information management systems with B/E Aerospace's range of cabin interior products, which include seating, food and beverage preparation and storage equipment, lighting and oxygen systems, and modular galley and lavatory systems for commercial airliners and business jets. The acquisition significantly increases our scale and diversifies our product portfolio, customer mix and geographic presence.

See the following sections for further discussion of our results of operations. For additional disclosure on segment operating earnings see Note 21 of the Notes to Consolidated Financial Statements in Item 8 below. Please also see our Risk Factors and Cautionary Statement in Item 1A of this Form 10-K.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for 2015 through 2017 and should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 below.

Consolidated Financial Results

Sales

(in millions)	2017	2016	2015
U.S.(1) (2)	$3,873	$3,292	$3,174
Non-U.S.(1)	2,949	1,967	2,070
Total	$6,822	$5,259	$5,244
Percent increase	30%	—%
(1) Sales are attributed to geographic region based on the location of our customers.
(2) For the years ended September 30, 2017, 2016 and 2015, U.S. sales include revenue from foreign military sales of $139 million, $171 million and $171 million, respectively.

Sales for 2017 compared to 2016

Total sales increased $1.563 billion, or 30 percent, for the year ended September 30, 2017, compared to the prior year. B/E Aerospace, which was acquired on April 13, 2017, contributed $1.406 billion of the overall revenue growth. Sales excluding the B/E Aerospace acquisition (organic sales) increased $157 million, or 3 percent, compared to the prior year, driven by a $74 million increase within Government Systems, a $60 million increase within Information Management Services and a $23 million increase within Commercial Systems. Refer to the Interior Systems, Commercial Systems, Government Systems and Information Management Services sections of the Segment Financial Results below for a detailed discussion of sales by segment in 2017 and 2016.

U.S. sales increased $581 million, or 18 percent, primarily due to $567 million of sales from the B/E Aerospace acquisition. The remaining increase results primarily from higher Government Systems sales to the U.S. Government.

Non-U.S. sales increased $982 million, or 50 percent, primarily due to $839 million of sales from the B/E Aerospace acquisition. The remaining variance is primarily driven by higher Airbus A350 production rates, a favorable mix of international airline selectable equipment sales and higher customer-funded development program revenues in Commercial Systems and increased international usage of connectivity services at Information Management Services.

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

Cost of Sales

(in millions)	2017	2016	2015
Total cost of sales	$4,868	$3,642	$3,630
Percent of total sales	71.4%	69.3%	69.2%

Cost of sales consists of all costs incurred to design and manufacture our products and provide our services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization, service and support and other related expenses.

Cost of sales for 2017 compared to 2016

Total cost of sales increased $1.226 billion primarily due to the following:

•	$1.140 billion of cost of sales from the recently acquired B/E Aerospace business

•	an $83 million increase from higher organic sales, which was favorably impacted by benefits from cost savings initiatives

•	a $40 million increase in employee incentive compensation costs

•	partially offset by $33 million of asset and restructuring charges recorded in 2016

•	further offset by a $9 million decrease in company-funded R&D expense in Government Systems and Information Management Services, as detailed in the Research and Development Expense section below

The increase in cost of sales as a percent of revenues was primarily due to the recently acquired B/E Aerospace business.

Cost of sales for 2016 compared to 2015

Total cost of sales increased $12 million primarily due to the following:

•	a $45 million increase from higher sales volume, which was negatively impacted by less favorable program sales mix

•	$33 million of asset and restructuring charges recorded in 2016

•	partially offset by a $48 million reduction in company-funded R&D expense, as detailed in the Research and Development Expense section below

•	in addition, pension costs decreased $16 million

Research and Development Expense

R&D expense is included as a component of cost of sales and is summarized as follows:

(in millions)	2017	2016	2015
Customer-funded:
Interior Systems	$54	$—	$—
Commercial Systems	262	231	187
Government Systems	421	381	382
Information Management Services	9	9	9
Total customer-funded	746	621	578
Company-funded:
Interior Systems	112	—	—
Commercial Systems	143	143	182
Government Systems	72	79	88
Information Management Services (1)	—	2	2
Total company-funded	327	224	272
Total research and development expense	$1,073	$845	$850
Percent of total sales	15.7%	16.1%	16.2%
(1) R&D expenses for the Information Management Services segment do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property on the Consolidated Statement of Financial Position.
We make significant investments in research and development to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $59 million, $49 million and $47 million for 2017, 2016 and 2015, respectively. Refer to the Research and Development section found in Item 1 and the Critical Accounting Policies section found in Item 7 below for further discussion of our incremental investments in pre-production engineering effort.

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

Total R&D expense increased $228 million from 2016 to 2017. The customer-funded portion of R&D increased $125 million from 2016 to 2017, primarily due to $54 million of customer-funded expenditure from the recently acquired B/E Aerospace business. In addition, customer-funded expenditures for Government Systems increased $40 million due to fixed wing programs and Commercial Systems increased $31 million due to international regional jet programs and higher amortization of pre-production engineering costs. Company-funded R&D expenditures increased $103 million from 2016 to 2017, primarily due to $112 million of company-funded expenditure from the recently acquired B/E Aerospace business.

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

In addition to the R&D expenses above, development expenditures incurred on the Bombardier Global 7000/8000 and CSeries programs, the Boeing 737 MAX platform, and certain military transport programs in 2017 resulted in a net $35 million increase to our investments in pre-production engineering programs capitalized within inventory. The net increase of $35 million for 2017 was $93 million less than the $128 million net increase in pre-production engineering costs capitalized within inventory during 2016, primarily due to lower costs incurred for the Boeing 737 MAX platform and a $10 million increase in amortization.

Development expenditures incurred on the Boeing 737 MAX platform, the Bombardier CSeries and Global 7000/8000 programs and certain military transport program in 2016 resulted in a net $128 million increase to our investments in pre-production engineering programs capitalized within inventory. The net increase of $128 million for 2016 was $8 million less than the $136 million net increase in pre-production engineering costs capitalized within inventory during 2015, primarily due to lower costs incurred for the Bombardier CSeries program, partially offset by higher costs incurred for certain military transport programs in Government Systems and the Bombardier Global 7000/8000 program.

Refer to Note 6 of the Notes to Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

(in millions)	2017	2016	2015
Selling, general and administrative expenses	$732	$638	$606
Percent of total sales	10.7%	12.1%	11.6%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses increased $94 million, or 15 percent, in 2017 compared to 2016, primarily due to the following:

•	$99 million of SG&A costs from the recently acquired B/E Aerospace business

•	international customer bankruptcy and employee severance charges in 2017

•	a $3 million increase in employee incentive compensation costs

•	partially offset by $12 million of restructuring and asset impairment charges recorded in 2016 and the benefits of cost savings initiatives

Total SG&A expenses increased $32 million, or 5 percent, in 2016 compared to 2015, primarily due to the following:

•	$12 million of restructuring and asset impairment charges recorded in 2016

•	higher costs from further expansion in international emerging markets

•	incremental costs associated with the acquisitions of ICG and Pacific Avionics

Interest Expense

(in millions)	2017	2016	2015
Interest expense	$187	$64	$61
Interest expense increased by $123 million in 2017 compared to 2016, primarily due to the following:

•	$92 million of incremental interest on the new debt issued to fund the B/E Aerospace acquisition

•	$29 million of fees incurred in 2017 associated with the bridge credit agreement entered into in December 2016 pursuant to the acquisition of B/E Aerospace

Interest expense increased by $3 million in 2016 compared to 2015, primarily due to higher interest rates on commercial paper borrowings in 2016.

See Note 9 of the Notes to Consolidated Financial Statements in Item 8 below for more detail regarding outstanding debt.

Other Income, Net

(in millions)	2017	2016	2015
Other income, net	$16	$20	$15
Other income, net decreased by $4 million in 2017 compared to 2016, primarily due to the absence of a favorable settlement of a contractual matter with a customer of the ASES business. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 below for more detail regarding this settlement.

Other income, net increased by $5 million in 2016 compared to 2015, primarily due to lower pension costs in 2016.

Income Tax Expense from Continuing Operations

(in millions)	2017	2016	2015
Income tax expense	$226	$208	$268
Effective income tax rate	24.3%	22.2%	27.9%

The difference between our effective income tax rate in 2017 and the statutory tax rate is primarily due to the benefit derived from the Federal Research and Development Tax Credit (Federal R&D Tax Credit), which provides a tax benefit on certain incremental R&D expenditures, the jurisdictional mix of income being taxed outside of the U.S. at lower tax rates and the Domestic Manufacturing Deduction, which provides a tax benefit on U.S.-based manufacturing.

The effective income tax rate in 2017 increased from 2016 primarily due to the retroactive reinstatement of the Federal R&D Tax Credit and the release of a $41 million valuation allowance related to a U.S. capital loss carryforward in the prior year. The current year effective income tax rate was favorably impacted by the jurisdictional mix of income as a result of the B/E Aerospace acquisition.

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

Net Income and Diluted Earnings Per Share

(in millions, except per share amounts)	2017	2016	2015
Income from continuing operations	$705	$727	$694
Percent of sales	10.3%	13.8%	13.2%

Income (loss) from discontinued operations, net of taxes	—	1	(8)
Net income	$705	$728	$686

Diluted earnings per share from continuing operations	$4.79	$5.50	$5.19
Diluted earnings (loss) per share from discontinued operations	—	0.01	(0.06)
Diluted earnings per share	$4.79	$5.51	$5.13

Weighted average diluted common shares	147.2	132.1	133.7

Income from continuing operations, net of taxes, for 2017 was $705 million, down 3 percent, or $22 million, from the $727 million in income from continuing operations, net of taxes, reported for 2016. Diluted earnings per share from continuing operations decreased 13 percent to $4.79 during this same time period. The rate of decrease in diluted earnings per share from continuing operations was more than the rate of decrease in income from continuing operations, net of taxes, due to the 31.2 million shares of common stock issued to finance the B/E Aerospace acquisition.

Income from continuing operations, net of taxes, and diluted earnings per share from continuing operations in 2017 decreased primarily due to:

•	$125 million of pre-tax transaction, integration and financing costs associated with the acquisition of B/E Aerospace

•	$92 million of incremental interest expense on the new debt issued to fund the B/E Aerospace acquisition

•	$24 million of pre-tax transaction costs associated with the pending acquisition of Rockwell Collins by UTC

•	an $18 million increase in income tax expense as detailed in the Income Tax Expense from Continuing Operations section above

•
partially offset by a $174 million increase in operating earnings from the recently acquired Interior Systems business, a $30 million increase in Information Management Services operating earnings and a $19 million increase in Government Systems operating earnings, net of a $12 million decrease in Commercial Systems operating earnings

•	also offset by the absence of $45 million of pre-tax restructuring and asset impairment charges recorded in 2016

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

Interior Systems

Overview

On April 13, 2017, we acquired B/E Aerospace and formed the new Interior Systems business segment, in which the sales and earnings of the acquired business are reported. See Note 3 of the Notes to Consolidated Financial Statements for more information regarding the acquisition.

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

•
business jet and general aviation interior products, including an extensive line of executive aircraft and helicopter seats, direct and indirect overhead lighting systems, exterior lighting systems, passenger and crew oxygen systems, air valve systems and high-end aircraft monuments

For risks to the Interior Systems segment, see Risk Factors in Item 1A above. For additional disclosure on Interior Systems segment results see Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

Interior Systems Sales

The following table presents Interior Systems sales by product category:

(in millions)	2017	2016	2015
Interior products and services	$821	$—	$—
Aircraft seating	585	—	—
Total	$1,406	$—	$—

The results above reflect sales by the Interior Systems segment from April 13, 2017 through September 30, 2017.

Interior Systems Pro Forma Sales

Note 3 of the Notes to Consolidated Financial Statements presents supplemental pro forma financial data as if the acquisition of B/E Aerospace had been completed as of the beginning of our prior fiscal year, or on October 1, 2015. The pro forma data included in Note 3 combines the Company's consolidated results with the stand-alone results of B/E Aerospace for the pre-acquisition periods. The supplemental pro forma data is not necessarily indicative of results that actually would have occurred had the acquisition been consummated on October 1, 2015.

On a pro forma basis, sales for the Interior Systems segment would be $2.960 billion and $2.862 billion for the twelve months ended September 30, 2017 and 2016, respectively. The $98 million, or 3 percent, increase in the pro forma sales was primarily due to the following:

•
a $210 million increase in interior products and services sales, primarily due to increased original equipment deliveries of Airbus A350 galleys, Boeing 737 advanced lavatories and oxygen generators across multiple platforms

•	a $112 million decrease in aircraft seating, primarily due to the completion of certain super first class and retrofit programs

Refer to Note 3 of the Notes to Consolidated Financial Statements for additional pro forma disclosures.

Interior Systems Segment Operating Earnings

(in millions)	2017	2016	2015
Segment operating earnings	$174	$—	$—
Percent of sales	12.4%	—%	—%

The results above reflect operating earnings of the Interior Systems segment from April 13, 2017 through September 30, 2017. Operating earnings include $106 million of intangible asset amortization expense and $74 million of inventory fair value adjustment amortization that unfavorably impacted operating earnings, partially offset by $69 million of favorable acquired contract liability amortization.

Commercial Systems

Overview

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

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

(in millions)	2017	2016	2015
Air transport aviation electronics:
Original equipment	$910	$850	$806
Aftermarket	541	542	522
Wide-body in-flight entertainment	19	38	57
Total air transport aviation electronics	1,470	1,430	1,385
Business and regional aviation electronics:
Original equipment	477	534	640
Aftermarket	471	431	409
Total business and regional aviation electronics	948	965	1,049
Total	$2,418	$2,395	$2,434
Percent increase (decrease)	1%	(2)%

Commercial Systems Sales for 2017 compared to 2016

Total air transport aviation electronics sales increased $40 million, or 3 percent, primarily due to the following:

•	original equipment sales increased $60 million, or 7 percent, primarily due to higher Boeing 737 and Airbus A350 production rates, partially offset by lower legacy wide-body production rates

•
aftermarket sales decreased $1 million, primarily due to lower retrofit and service and support sales, partially offset by higher regulatory mandate upgrade activity and higher used aircraft equipment sales

•	wide-body IFE sales decreased $19 million, or 50 percent, as airlines decommissioned their legacy IFE systems

Total business and regional aviation electronics sales decreased $17 million, or 2 percent, primarily due to the following:

•
original equipment sales decreased $57 million, or 11 percent, primarily due to lower business and regional aircraft OEM production rates, partially offset by higher product deliveries for the Bombardier CSeries and Global 7000 programs and higher customer-funded development program revenues

•	aftermarket sales increased $40 million, or 9 percent, primarily due to higher regulatory mandate upgrade and flight deck retrofit activity

Commercial Systems Sales for 2016 compared to 2015

Total air transport aviation electronics sales increased $45 million, or 3 percent, primarily due to the following:

•
original equipment sales increased $44 million, or 5 percent, primarily due to higher Airbus A350 and Boeing 787 production rates and higher customer-funded development program revenues, partially offset by lower Airbus A330 production rates and unfavorable customer timing for airline selectable equipment

•
aftermarket sales increased $20 million, or 4 percent, primarily due to inorganic sales growth from ICG and Pacific Avionics, partially offset by lower service and support activity and the absence of a large used aircraft equipment sale that occurred in the prior year

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

Commercial Systems Segment Operating Earnings

(in millions)	2017	2016	2015
Segment operating earnings	$519	$531	$554
Percent of sales	21.5%	22.2%	22.8%

Commercial Systems Operating Earnings for 2017 compared to 2016

Commercial Systems operating earnings decreased $12 million, or 2 percent, primarily due to the following:

•	a $19 million increase in employee incentive compensation costs

•	a $12 million increase in international customer bankruptcy and employee severance charges in 2017

•	partially offset by benefits from cost savings initiatives

•
in addition, the benefits of a $23 million increase in sales were unfavorably impacted by sales mix, as lower margin customer-funded development revenues increased and higher margin business jet OEM sales decreased

The decrease in Commercial Systems operating earnings as a percent of sales was primarily due to increased employee incentive compensation costs, international customer bankruptcy and employee severance charges, and unfavorable sales mix, partially offset by the benefits of cost savings initiatives.

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

Government Systems

Overview

The Government Systems business provides communication and navigation products and avionics to the U.S. Department of Defense, state and local governments, other government agencies, civil agencies, defense contractors and foreign ministries of defense around the world. These systems, products and services support airborne (fixed and rotary wing), ground and shipboard applications. The short- and long-term performance of our Government Systems business is affected by a number of factors, including the amount and prioritization of defense spending by the U.S. and non-U.S. governments, which is generally based on the security environment and underlying political landscape.

For risks to the Government Systems segment, see Risk Factors in Item 1A above. For additional disclosure on Government Systems segment results see Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

Government Systems Sales

The following table presents Government Systems sales by product category:

(in millions)	2017	2016	2015
Avionics	$1,472	$1,483	$1,436
Communication and navigation	808	723	751
Total	$2,280	$2,206	$2,187
Percent increase	3%	1%

Government Systems Sales for 2017 compared to 2016

Avionics sales decreased $11 million, or 1 percent, primarily due to the following:

•
a $25 million decrease from lower fixed wing sales, primarily due to the wind-down of legacy tanker hardware deliveries and lower deliveries for various fighter platforms as a result of production issues, net of higher development program sales

•	partially offset by a $14 million increase from higher simulation and training sales

Communication and navigation sales increased $85 million, or 12 percent, primarily due to the following:

•	a $23 million increase from higher data links sales

•	a $22 million increase from higher deliveries of GPS-related products

•	$40 million in other net increases to revenue, primarily due to higher test and training range sales and higher legacy communication sales

Government Systems Sales for 2016 compared to 2015

Avionics sales increased $47 million, or 3 percent, primarily due to the following:

•	an $80 million increase from higher deliveries and service revenue on various fixed wing platforms

•	an $8 million increase from higher simulation and training sales

•	partially offset by $41 million in other net decreases to revenue, including lower deliveries on various rotary wing platforms

Communication and navigation product sales decreased $28 million, or 4 percent, primarily due to the following:

•	a $32 million decrease due to lower international deliveries of targeting systems

•	a $28 million decrease due to the wind-down of an international electronic warfare program

•	partially offset by $32 million in other net increases to revenue, including increases in data link and ARC-210 radio sales

Government Systems Segment Operating Earnings

(in millions)	2017	2016	2015
Segment operating earnings	$496	$477	$457
Percent of sales	21.8%	21.6%	20.9%

Government Systems Operating Earnings for 2017 compared to 2016

Government Systems operating earnings increased $19 million, or 4 percent, primarily due to the following:

•
the $74 million increase in sales volume discussed in the Government Systems sales section above, which resulted in a $43 million increase in cost and incremental earnings of $31 million, or 42 percent of the higher sales volume. The margins on the sales increase were favorably impacted by benefits from cost savings initiatives

•	a $7 million decrease in company-funded R&D expense

•	partially offset by a $19 million increase in employee incentive compensation costs

The increase in Government Systems operating earnings as a percent of sales was primarily due to earnings from the higher sales volume, the benefits of cost savings initiatives and decreased company-funded R&D expense, partially offset by increased employee incentive compensation costs.

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

The increase in Government Systems operating earnings as a percent of sales was primarily driven by earnings from the higher sales volume, including the favorable impact of cost savings initiatives, decreased company-funded R&D expense and lower pension costs, partially offset by an unfavorable warranty adjustment and the absence of certain favorable development program adjustments that occurred in the prior year.

Information Management Services

Overview

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

Information Management Services Sales

The following table presents Information Management Services sales:

(in millions)	2017	2016	2015
Sales	$718	$658	$623
Percent increase	9%	6%

Information Management Services Sales for 2017 compared to 2016

Total Information Management Services sales increased $60 million, or 9 percent. Aviation-related sales grew 11 percent primarily due to increased usage of connectivity services and increased connectivity related equipment deliveries. Non-aviation sales grew 6 percent primarily due to nuclear security mandate revenue.

Information Management Services Sales for 2016 compared to 2015

Total Information Management Services sales increased $35 million, or 6 percent, primarily due to 6 percent growth in aviation-related sales, and 4 percent growth in non-aviation related sales for airport and rail programs. Aviation-related sales growth was offset by the absence of certain favorable adjustments recorded in 2015.

Information Management Services Segment Operating Earnings

(in millions)	2017	2016	2015
Segment operating earnings	$137	$107	$95
Percent of sales	19.1%	16.3%	15.2%

Information Management Services Operating Earnings for 2017 compared to 2016

Information Management Services operating earnings increased $30 million, primarily due to:

•
a $60 million increase in sales volume discussed in the Information Management Services sales section above, which resulted in a $33 million increase in cost and an increase in earnings of $27 million, or 45 percent of the higher sales volume. The margins on the sales increase were favorably impacted by benefits from cost savings initiatives

•
operating earnings were positively impacted in 2017 by the favorable resolution of certain prior year claims associated with international business jet support services, in excess of the 2016 benefit associated with similar claims

The increase in operating earnings as a percent of sales for 2017 compared to the prior year was primarily due to higher sales volume and the above mentioned favorable resolution of prior year claims.

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

General Corporate, Net

General corporate expenses that are not allocated to our operating segments are included in General corporate, net. These costs are included within Cost of sales, SG&A and Other income, net on the Consolidated Statement of Operations. General corporate, net is summarized as follows:

(in millions)	2017	2016	2015
General corporate, net	$57	$44	$59

General corporate, net expense increased $13 million during 2017 as compared to 2016, primarily due to costs of the recently acquired B/E Aerospace business and higher employee incentive compensation costs.

General corporate, net expense decreased $15 million during 2016 as compared to 2015, primarily due to a decrease in employee incentive compensation and pension costs.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

(in millions)	2017	2016	2015
Pension benefits	$(25)	$(24)	$(6)
Other retirement benefits	14	14	11
Net benefit (income) expense	$(11)	$(10)	$5

Pension Benefits

In 2003, we amended our U.S. qualified and non-qualified pension plans covering all salary and hourly employees not covered by collective bargaining agreements to discontinue benefit accruals for salary increases and services rendered after September 30, 2006. Concurrently, we replaced this benefit by supplementing our existing defined contribution savings plan to include an additional Company contribution effective October 1, 2006. Our total contributions made in cash to our defined contribution savings plans were $54 million, $46 million and $47 million for 2017, 2016 and 2015, respectively.

In October 2014, the Society of Actuaries published a new set of mortality tables (RP-2014) and a new mortality improvement scale (MP-2014), which updated life expectancy assumptions. For our 2016 year-end pension liability valuation, we used the RP-2014 tables with an adjustment for plan experience and the MP-2014 mortality improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2022. For our 2017 year-end pension liability valuation, we continued to use the RP-2014 tables with an adjustment for plan experience, but utilized the MP-2016 mortality improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2032. The MP-2016 mortality improvement scale indicates that U.S. mortality continues to improve, but at a slower average rate. See additional details in the Critical Accounting Policies section in Item 7A below.

In 2015 and prior, we used a single-weighted average discount rate to calculate pension interest and service cost. Since 2016, a "spot rate approach" has been used to calculate pension interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change was considered a change in accounting estimate and was applied prospectively beginning in 2016. The use of the spot rate approach had a favorable impact to pension income of $28 million and $35 million in 2017 and 2016, respectively. See additional details in the Critical Accounting Policies section in Item 7A below.

Defined benefit pension income for the years ended September 30, 2017, 2016 and 2015 was $25 million, $24 million and $6 million, respectively.

The increase in pension income in 2017 compared to 2016 was primarily due to a change in the discount rate, impacting interest costs and amortization of net actuarial losses. The increase in pension income in 2016 compared to 2015 was primarily due to the calculation change of the discount rate for interest and service cost as discussed above, partially offset by the impact of the new mortality assumptions.

During 2017, the funded status of our pension plans went from a deficit of $1.453 billion at September 30, 2016 to a deficit of $1.016 billion at September 30, 2017. The increase in funded status was primarily due to the favorable impact from an increase in the discount rate used to measure our U.S. pension obligations from 3.22 percent at September 30, 2016 to 3.53 percent at September 30, 2017, and an increase in plan assets due to favorable market returns during 2017. We also contributed $68 million to our pension plans during the year ended September 30, 2017.

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

In October 2017, subsequent to our 2017 fiscal year end, we made a $55 million voluntary contribution to our U.S. qualified pension plan. There is no minimum statutory funding requirement for 2018. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and other actuarial assumptions.

Other Retirement Benefits

Other retirement benefits expense for the years ended September 30, 2017, 2016 and 2015 was $14 million, $14 million and $11 million, respectively.

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

Operating Activities

(in millions)	2017	2016	2015
Cash provided by operating activities from continuing operations	$1,264	$723	$749

The $541 million increase in cash provided by operating activities in 2017 compared to 2016 was primarily due to the following:

•
higher cash receipts from customers, which increased by $1.867 billion to $6.947 billion in 2017 compared to $5.080 billion in 2016, primarily due to cash receipts of the recently acquired B/E Aerospace business. The increase in cash receipts from customers was more than the sales volume increase of $1.563 billion due to the timing of sales relative to the collection of receivables from customers

•
partially offset by higher payments for production inventory and other operating costs, which increased by $1.135 billion to $5.152 billion in 2017, compared to $4.017 billion in 2016, primarily due to cash payments of the recently acquired B/E Aerospace business

•
also offset by cash payments for income taxes, which increased $100 million to $230 million in 2017, compared to $130 million in 2016. The increase in cash used for income tax payments was primarily due to the retroactive reinstatement of the Federal R&D tax credit as a result of the Protecting Americans from Tax Hikes Act in 2016, as well as pre-tax income associated with the recently acquired B/E Aerospace business

•	further offset by payments for transaction costs associated with the B/E Aerospace acquisition of $114 million in 2017

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

Investing Activities

(in millions)	2017	2016	2015
Cash used for investing activities from continuing operations	$(3,674)	$(209)	$(294)

The $3.465 billion increase in cash used for investing activities in 2017 compared to 2016 was primarily due to the following:

•	$3.417 billion in cash consideration paid, net of cash acquired, related to the April 2017 acquisition of B/E Aerospace

•	a $47 million increase in cash payments for property additions to $240 million in 2017, primarily driven by the B/E Aerospace acquisition

The $85 million reduction in cash used for investing activities in 2016 compared to 2015 was primarily due to the following:

•	we paid $50 million and $24 million in 2015 for the acquisitions of ICG and Pacific Avionics, respectively

•	a $17 million decrease in cash payments for property additions to $193 million in 2016

•	the above items were partially offset by $17 million paid for the Matrix series projector product line acquisition in 2016

Financing Activities

(in millions)	2017	2016	2015
Cash provided by (used for) financing activities from continuing operations	$2,759	$(422)	$(492)

The $3.181 billion increase in cash provided by financing activities in 2017 compared to 2016 was primarily due to the following:

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

•	cash repurchases of common stock decreased $215 million to $46 million in 2017, compared to $261 million in 2016

•	partially offset by a $930 million increase in repayments of long-term debt and a $102 million decrease in the net proceeds from short-term commercial paper borrowings

The $70 million decrease in cash used for financing activities in 2016 compared to 2015 was primarily due to the following:

•	cash repurchases of common stock decreased $69 million to $261 million in 2016, compared to $330 million in 2015

•	net repayments of short-term commercial paper borrowings decreased $48 million to $8 million in 2016, compared to $56 million in 2015

•	partially offset by a decrease in proceeds received from the exercise of stock options of $28 million

•
also, cash dividend payments increased $5 million. During 2016, $172 million of cash dividend payments were made to shareowners, compared to $167 million 2015. The increase was primarily due to a 10 percent increase in our quarterly cash dividend paid on common stock to $0.33 per share, which was effective beginning with dividends paid in June 2015

Share Repurchase Program

Cash flow from operations provided funds for repurchasing our common stock under our share repurchase program as follows:

(in millions, except per share amounts)	2017	2016	2015
Amount of share repurchases	$39	$255	$325
Number of shares repurchased	0.4	2.9	3.8
Weighted average price per share	$104.32	$87.30	$85.32

None of the 2017, 2016 and 2015 share repurchases reflected in the table above are included within accounts payable at September 30, 2017, 2016 and 2015, respectively.

Dividends

We declared and paid cash dividends of $194 million, $172 million and $167 million in 2017, 2016 and 2015, respectively. Based on our current dividend policy, we expect to pay quarterly cash dividends which, on an annual basis, would equal $1.32 per share. We expect to fund dividends using cash generated from operations. The declaration and payment of future dividends is at the sole discretion of the Board of Directors.

Financial Condition and Liquidity

We maintain a capital structure that we believe enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure has provided the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners.

A comparison of key elements of our financial condition as of September 30, 2017 and 2016 are as follows:

	September 30
(in millions)	2017	2016
Cash and cash equivalents	$703	$340

Short-term debt	(479)	(740)
Long-term debt, net	(6,676)	(1,374)
Total Debt	$(7,155)	$(2,114)
Total equity	$6,050	$2,084
Debt to total capitalization (1)	54%	50%
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

We primarily fund our contractual obligations, capital expenditures, small to medium-sized acquisitions, dividends and share repurchases with cash generated from operating activities. As of September 30, 2017, approximately 65 percent of our cash and cash equivalents reside at non-U.S. locations and may not be readily accessible for use in the U.S., due to potential adverse income tax implications and other statutory limitations. We do not currently intend to repatriate cash and cash equivalents held at non-U.S. locations, as we anticipate utilizing this cash to fund foreign operations and international growth.

Due to the fluctuations of cash flows, we supplement our internally-generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1.5 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At September 30, 2017, short-term commercial paper borrowings outstanding were $330 million, with a weighted-average annualized interest rate and maturity period of 1.45 percent and 18 days, respectively. At September 30, 2016, short-term commercial paper borrowings outstanding were $440 million, with a weighted-average annualized interest rate and maturity period of 0.79 percent and 15 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during 2017 was $1.064 billion.

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

In December 2016, we entered into a $4.35 billion 364-day senior unsecured bridge term loan credit agreement and a $1.5 billion three-year senior unsecured term loan credit agreement. The bridge facility terminated upon receipt of proceeds from the new notes issued to finance a portion of the B/E Aerospace acquisition. Proceeds from borrowings under the term loan facility were used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses. At September 30, 2017, the outstanding principal balance of the term loan credit agreement was $870 million.

The revolving credit agreement and term loan credit agreement include one financial covenant requiring us to maintain a consolidated debt to total capitalization ratio of not greater than 68 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans). The ratio was 48 percent at September 30, 2017.

In addition, alternative sources of liquidity could include funds available from the issuance of equity securities, debt securities and potential asset securitization strategies.

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing, as well as the cost of such financing. Our strong credit ratings have enabled continued access to both short- and long-term credit markets. The following is a summary of our credit ratings as of September 30, 2017:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F2	BBB	Positive
Moody’s Investors Service	P-2	Baa2	Stable
Standard & Poor’s	A-2	BBB	Positive

We were in compliance with all debt covenants at September 30, 2017 and September 30, 2016.

Factoring Arrangements

We sell certain accounts receivable on a non-recourse basis to unrelated financial institutions under factoring agreements arranged by certain customers. Under the terms of the agreements, we retain no rights or interest and have no obligations with respect to the sold receivables. We account for these transactions as sales of receivables and record cash proceeds when received as cash provided by operating activities in the Consolidated Statement of Cash Flows. Cash provided by operating activities from participating in these programs was $154 million and $60 million in 2017 and 2016, respectively. The cost of participating in these programs was immaterial to our results.

Off-balance Sheet Arrangements

As of September 30, 2017, other than operating leases, we had no material off-balance sheet arrangements, including guarantees, retained or contingent interests in assets transferred to unconsolidated entities, derivative instruments indexed to our stock and classified in shareowners' equity on our Consolidated Statement of Financial Position or variable interests in entities that provide financing, liquidity, market risk or credit risk support to our Company.

Contractual Obligations

The following table summarizes certain of our contractual obligations as of September 30, 2017, as well as when these obligations are expected to be satisfied.

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Long-term debt	$6,870	$150	$1,320	$1,350	$4,050
Interest on long-term debt	2,788	234	436	365	1,753
Non-cancelable operating leases	441	83	118	76	164
Non-cancelable capital leases, including interest	71	6	11	11	43
Purchase obligations:
Purchase orders	2,125	1,665	323	131	6
Purchase contracts	173	38	61	47	27
Total	$12,468	$2,176	$2,269	$1,980	$6,043

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

The table excludes obligations with respect to pension and other post-retirement benefit plans (see Note 10 of the Notes to Consolidated Financial Statements in Item 8 below). In October 2017, subsequent to our fiscal year end, we made a voluntary contribution of $55 million to our U.S. qualified pension plan. For years beyond 2018, the actual amounts required to be contributed to our U.S. qualified pension plan are dependent upon, among other things, interest rates and underlying asset returns. With the exception of certain bargaining unit plans, payments due under other post-retirement benefit plans are funded as the expenses are incurred.

In addition, the table excludes liabilities for unrecognized tax benefits, which totaled $201 million at September 30, 2017, as we cannot reasonably estimate the ultimate timing of cash settlements to the respective taxing authorities (see Note 13 of the Notes to Consolidated Financial Statements in Item 8 below).

The following table reflects certain of our commercial commitments as of September 30, 2017:

	Amount of Commitment Expiration by Period
(in millions)	Total Amount Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Letters of credit (1)	$240	$179	$58	$—	$3
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

At September 30, 2017, we had outstanding offset obligations totaling approximately $483 million that extend through 2036. The amounts ultimately applied against our offset requirements are based on negotiations with the customer and the cost to fulfill the obligation is typically only a fraction of the original obligation.

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

Accounting for Long-Term Contracts

A substantial portion of our sales to government customers and certain of our sales to commercial customers are made pursuant to long-term contracts requiring development and delivery of products over several years and often contain fixed-price purchase options for additional products. Certain of these contracts are accounted for under the percentage-of-completion method of accounting. Sales and earnings under the percentage-of-completion method are recorded either as products are shipped under the units-of-delivery method, or based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method. Approximately 17 percent of our sales are accounted for under the percentage-of-completion method of accounting.

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

Estimates of profit margins for contracts are typically reviewed by management on a quarterly basis. Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and cost estimates, the combining of contracts or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. Cumulative catch-up adjustments resulting from changes in estimates did not have a material effect on our results of operations during the years ended September 30, 2017, 2016 or 2015.

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

	September 30
(in millions)	2017	2016
Pre-production engineering costs	$1,175	$1,140
Up-front sales incentives	243	233
Total Program Investments	$1,418	$1,373

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

We evaluate the carrying amount of Program Investments for recovery at least annually or when potential indicators of impairment exist, such as a change in the estimated number of products to be delivered under a program. No significant impairment charges related to Program Investments were recorded in 2017, 2016 or 2015. While we believe our Program Investments are recoverable over time, the cancellation of a program by a customer coupled with bankruptcy or other financial difficulties, would represent the most significant impairment factor related to Program Investments. We also evaluate our amortization of Program Investments quarterly based on our expectation of delivery rates on a program-by-program basis. The impact of changes in expected delivery rates on the Program Investments' amortization is adjusted as needed on a prospective basis.

Amortization expense for pre-production engineering costs and up-front sales incentives for 2017, 2016 and 2015 was as follows:

(in millions)	2017	2016	2015
Amortization of pre-production engineering	$59	$49	$47
Amortization of up-front sales incentives	13	18	15
Total amortization of Program Investments	$72	$67	$62

As disclosed in Note 6 of the Notes to Consolidated Financial Statements, the weighted-average amortization period for pre-production engineering costs is approximately 10 years. As disclosed in Note 3 of the Notes to Consolidated Financial Statements, the weighted-average amortization period for up-front sales incentives is approximately 10 years. Anticipated amortization expense for the Program Investments at September 30, 2017, for 2018 and beyond is summarized below:

(in millions)	2018	2019	2020	2021	2022	Thereafter
Anticipated amortization expense for pre-production engineering costs	$95	$130	$147	$144	$137	$522
Anticipated amortization expense for up-front sales incentives	20	25	27	27	27	117
Total anticipated amortization for Program Investments	$115	$155	$174	$171	$164	$639

Pre-production engineering costs comprise 48 percent of our total Inventory balance at September 30, 2017, compared to 59 percent at September 30, 2016. Pre-production engineering costs increased $35 million from September 30, 2016 to September 30, 2017. The majority of this increase was attributable to increased spending on programs with Bombardier and Boeing. Additionally, up-front sales incentives to Commercial Systems customers increased $10 million from September 30, 2016 to September 30, 2017.

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

Acquired Intangible Assets

In connection with our business acquisitions, identifiable intangible assets are recognized at fair value on the acquisition date. Identifiable intangible assets are recognized if they arise from contractual or other legal rights or if they are capable of being sold, transferred, licensed, rented or exchanged. The most significant identifiable intangible assets recognized from our acquisitions are customer relationships. The fair value for customer relationships is determined as of the acquisition date based on estimates and judgments regarding expectations for the future after-tax cash flows arising from the follow-on revenue from customer relationships over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value.

Identifiable intangible assets are amortized over their useful lives, generally on a straight-line basis, and tested for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and are amortized over their estimated useful lives as the economic benefits are consumed. To the extent events or changes in circumstances indicate the carrying amount of these assets may not be recoverable, we test for impairment based on our projection of the undiscounted future operating cash flows of the related asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to fair value.

Acquired Contract Liabilities

In connection with our acquisition of B/E Aerospace, we assumed existing long-term contracts. Based upon our review of those contracts, we concluded that the terms of certain contracts were less favorable than could be realized in market transactions as of the acquisition date. As a result, we recognized acquired contract liabilities as of the acquisition date based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term contracts that were initially executed several years prior to the acquisition. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 below for further discussion. The acquired contract liabilities are being amortized as non-cash reductions to Cost of sales over the terms of the respective contracts.

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

Goodwill

As of September 30, 2017, we had $9.158 billion of goodwill related to various business acquisitions. We perform goodwill impairment tests on an annual basis during the fourth quarter of each fiscal year, or on an interim basis if events or circumstances indicate that it is more likely than not that impairment has occurred. In 2017, we changed the goodwill impairment testing date from the second quarter to the fourth quarter to better align with the timing of our annual strategic planning process. This change required the Company to test goodwill for impairment during both the second and fourth quarter of 2017.

Goodwill is potentially impaired if the carrying value of the reporting unit that contains the goodwill exceeds its estimated fair value. The fair values of our reporting units are generally determined using a combination of an income approach, which estimates fair value based upon future discounted cash flows, and a market approach, which estimates fair value using market multiples, ratios and valuations of a set of comparable public companies within our industry. We completed our annual goodwill impairment test in the fourth quarter of 2017 and concluded no impairment of goodwill exists, as all goodwill reporting units had a calculated fair value in excess of carrying value of greater than 25 percent. Goodwill associated with the B/E Aerospace acquisition was not discretely tested for impairment as we are still within the one year measurement period to determine the fair value of net assets acquired. Although goodwill is not currently impaired, there can be no assurance that future impairments will not occur. Significant negative industry or economic trends, disruptions to our business, failure to achieve synergies from recent acquisitions, or other unexpected significant changes in the use of certain assets could all have a negative effect on fair values in the future.

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

In October 2014, the Society of Actuaries published a new set of mortality tables (RP-2014) and a new mortality improvement scale (MP-2014), which updated life expectancy assumptions. While accounting standards do not prescribe the use of a specific set of mortality tables in the measurement of pension obligations, mortality is a key assumption in developing actuarial estimates. For our 2016 year-end pension liability valuation, we used the RP-2014 tables with an adjustment for plan experience and the MP-2014 mortality improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2022. For our 2017 year-end pension liability valuation, we continued to use the RP-2014 tables with an adjustment for plan experience, but utilized the MP-2016 mortality improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2032. The MP-2016 mortality improvement scale indicates that U.S. mortality continues to improve, but at a slower average rate. These changes resulted in a decrease to the 2017 projected pension benefit obligation of $41 million.

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

In 2015 and prior, the weighted-average discount rate was used in the calculation of service and interest costs, both of which are components of pension expense. Beginning in 2016, we utilized a "spot rate approach" in the calculation of pension interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change is considered a change in accounting estimate and was applied prospectively in 2016. The use of the spot rate approach resulted in a favorable impact to pension income of $28 million and $35 million in 2017 and 2016 respectively, relative to the estimated pension income amount had we not changed our approach.

The expected rate of return is our estimate of the long-term earnings rate on our pension plan assets and is based upon both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. Differences between the actual and expected rate of return on plan assets can impact our expense for pension benefits.

Holding all other factors constant, the estimated impact on 2017 pension expense and pension benefit obligation for our U.S. plans caused by hypothetical changes to key assumptions is as follows:

Change in Assumption (in millions)
Assumption	25 Basis Point Increase	25 Basis Point Decrease
Pension obligation discount rate	$112 pension projected benefit obligation decrease	$116 pension projected benefit obligation increase
Pension obligation discount rate	$2 pension expense increase	$2 pension expense decrease
Expected long-term rate of return on plan assets	$7 pension expense decrease	$7 pension expense increase

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

In addition to using cash provided by normal operating activities, we utilize a combination of short-term and long-term debt to finance operations and make acquisitions. Our operating results and cash flows are exposed to changes in interest rates that could adversely affect the amount of interest expense incurred and paid on debt obligations in any given period. In addition, changes in interest rates can affect the fair value of our debt obligations. Such changes in fair value are only relevant to the extent these debt obligations are settled prior to maturity. We manage our exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt and may employ financial instruments in the form of interest rate swaps to help meet this objective.

At September 30, 2017, we had the following unsecured long-term notes outstanding:

	September 30, 2017
(in millions, except interest rate figures)	Interest Rate	Carrying Value	Fair Value
Fixed-rate notes due:
July 2019	1.95%	$300	$300
July 2019	5.25%	300	317
November 2021	3.10%	250	256
March 2022	2.80%	1,100	1,111
December 2023	3.70%	400	419
March 2024	3.20%	950	966
March 2027	3.50%	1,300	1,325
December 2043	4.80%	400	442
April 2047	4.35%	1,000	1,041
Variable-rate term loan due:
April 2020	1 month LIBOR + 1.25% (1)	870	870
(1) We have the option to elect a one-, two-, three- or six-month LIBOR interest rate and have elected the one-month rate during the fourth quarter of 2017. The one-month LIBOR rate at September 30, 2017 was approximately 1.24 percent.

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

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $121 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $126 million. The fair value of the $500 million notional value of interest rate swap contracts was a $14 million net asset at September 30, 2017. A hypothetical 10 percent increase in average market interest rates would decrease the fair value of our interest rate swap contracts by $3 million. A 10 percent decrease in average market interest rates would increase the fair value of our interest rate swap contract by $3 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 9, 14 and 15 in the Notes to Consolidated Financial Statements.

Foreign Currency Risk

We transact business in various foreign currencies which exposes our cash flows and earnings to changes in foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are primarily denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency contracts were $1.312 billion and $384 million at September 30, 2017 and 2016, respectively. The increase in the notional amount of outstanding foreign currency contracts is primarily due to forward exchange contracts entered into to offset remeasurement of certain intercompany loans originating in the current year. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the British pound sterling and European euro. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a $1 million net asset at September 30, 2017 and a $2 million net liability at September 30, 2016. A 10 percent increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at September 30, 2017 by $103 million. A 10 percent decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at September 30, 2017 by $102 million. For more information related to outstanding currency forward exchange contracts, see Notes 14 and 15 in the Notes to Consolidated Financial Statements in Item 8 below.

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

On April 13, 2017, Rockwell Collins completed the acquisition of B/E Aerospace. Accordingly, the acquired assets and liabilities of B/E Aerospace are included in our consolidated balance sheet as of September 30, 2017 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from April 13, 2017 through September 30, 2017. With the exception of goodwill and intangible assets, which were integrated into the Rockwell Collins’ control environment, we have elected to exclude B/E Aerospace from the scope of our report on internal control over financial reporting as of September 30, 2017. The excluded financial position of B/E Aerospace represented 9 percent of our total assets at September 30, 2017, and its results of operations increased our total sales by 26 percent and increased income from continuing operations before income taxes by 23 percent during the year ended September 30, 2017.

Management assessed the effectiveness of Rockwell Collins' internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management determined that Rockwell Collins maintained effective internal control over financial reporting as of September 30, 2017.

Rockwell Collins' internal control over financial reporting as of September 30, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included within the Controls and Procedures section in Item 9A of this Form 10-K.

/s/ ROBERT K. ORTBERG	/s/ PATRICK E. ALLEN
Robert K. Ortberg Chairman, President and Chief Executive Officer	Patrick E. Allen Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the accompanying consolidated statements of financial position of Rockwell Collins, Inc. and subsidiaries (the "Company") as of September 29, 2017 and September 30, 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three years in the period ended September 29, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2017 and September 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 29, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 14, 2017

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, except per share amounts)

	September 30
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$703	$340
Receivables, net	1,426	1,094
Inventories, net	2,451	1,939
Other current assets	180	117
Total current assets	4,760	3,490

Property	1,398	1,035
Goodwill	9,158	1,919
Customer Relationship Intangible Assets	1,525	467
Other Intangible Assets	604	200
Deferred Income Tax Asset	21	219
Other Assets	531	369
TOTAL ASSETS	$17,997	$7,699
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$479	$740
Accounts payable	927	527
Compensation and benefits	385	269
Advance payments from customers	361	283
Accrued customer incentives	287	246
Product warranty costs	186	87
Other current liabilities	444	194
Total current liabilities	3,069	2,346

Long-term Debt, Net	6,676	1,374
Retirement Benefits	1,208	1,660
Deferred Income Tax Liability	331	1
Other Liabilities	663	234

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: September 30, 2017, 175.0; September 30, 2016, 143.8)	2	1
Additional paid-in capital	4,559	1,506
Retained earnings	3,838	3,327
Accumulated other comprehensive loss	(1,575)	(1,898)
Common stock in treasury, at cost (shares held: September 30, 2017, 12.1; September 30, 2016, 13.6)	(781)	(858)
Total shareowners’ equity	6,043	2,078
Noncontrolling interest	7	6
Total equity	6,050	2,084
TOTAL LIABILITIES AND EQUITY	$17,997	$7,699

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30
	2017	2016	2015
Sales
Product sales	$5,885	$4,411	$4,438
Service sales	937	848	806
Total sales	6,822	5,259	5,244

Costs, expenses and other:
Product cost of sales	4,237	3,045	3,064
Service cost of sales	631	597	566
Selling, general and administrative expenses	732	638	606
Transaction and integration costs	120	—	—
Interest expense	187	64	61
Other income, net	(16)	(20)	(15)
Total costs, expenses and other	5,891	4,324	4,282

Income from continuing operations before income taxes	931	935	962
Income tax expense	226	208	268
Income from continuing operations	705	727	694

Income (loss) from discontinued operations, net of taxes	—	1	(8)

Net income	$705	$728	$686

Earnings (loss) per share:
Basic
Continuing operations	$4.85	$5.57	$5.25
Discontinued operations	—	0.01	(0.06)
Basic earnings per share	$4.85	$5.58	$5.19

Diluted
Continuing operations	$4.79	$5.50	$5.19
Discontinued operations	—	0.01	(0.06)
Diluted earnings per share	$4.79	$5.51	$5.13

Weighted average common shares:
Basic	145.5	130.5	132.3
Diluted	147.2	132.1	133.7

Cash dividends per share	$1.32	$1.32	$1.26

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30
	2017	2016	2015
Net income	$705	$728	$686
Unrealized foreign currency translation and other adjustments	77	(20)	(41)
Pension and other retirement benefits adjustments (net of taxes: 2017, $(140); 2016, $102; 2015, $169)	243	(181)	(289)
Foreign currency cash flow hedge adjustments (net of taxes: 2017, $0; 2016, $1; 2015, $(1))	3	2	(3)
Comprehensive income	$1,028	$529	$353

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30
	2017	2016	2015
Operating Activities:
Net income	$705	$728	$686
Income (loss) from discontinued operations, net of tax	—	1	(8)
Income from continuing operations	705	727	694
Adjustments to arrive at cash provided by operating activities:
Non-cash restructuring charges	—	6	—
Depreciation	168	144	152
Amortization of intangible assets, pre-production engineering costs and other	226	109	100
Amortization of acquired contract liability	(69)	—	—
Amortization of inventory fair value adjustment	74	—	—
Stock-based compensation expense	31	27	24
Compensation and benefits paid in common stock	67	59	50
Excess tax benefit from stock-based compensation (see Note 2)	—	—	(13)
Deferred income taxes	43	48	50
Pension plan contributions	(68)	(69)	(69)
Fair value of acquisition-related contingent consideration	—	1	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	121	(91)	(46)
Production inventory	(50)	(18)	(23)
Pre-production engineering costs	(94)	(177)	(183)
Accounts payable	141	38	(29)
Compensation and benefits	39	(4)	24
Advance payments from customers	10	(82)	16
Accrued customer incentives	(8)	14	30
Product warranty costs	(21)	(2)	(14)
Income taxes	(45)	25	50
Other assets and liabilities	(6)	(32)	(64)
Cash Provided by Operating Activities from Continuing Operations	1,264	723	749
Investing Activities:
Property additions	(240)	(193)	(210)
Acquisition of businesses, net of cash acquired	(3,429)	(17)	(74)
Other investing activities	(5)	1	(10)
Cash (Used for) Investing Activities from Continuing Operations	(3,674)	(209)	(294)
Financing Activities:
Repayment of long-term debt, including current portion	(930)	—	—
Repayment of acquired long-term debt	(2,119)	—	—
Purchases of treasury stock	(46)	(261)	(330)
Cash dividends	(194)	(172)	(167)
Increase in long-term borrowings	6,099	—	—
Decrease in short-term commercial paper borrowings, net	(110)	(8)	(56)
Proceeds from the exercise of stock options	64	21	49
Excess tax benefit from stock-based compensation (see Note 2)	—	—	13
Other financing activities	(5)	(2)	(1)
Cash Provided by (Used for) Financing Activities from Continuing Operations	2,759	(422)	(492)

(Continued on next page)

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
(in millions)

	Year Ended September 30
	2017	2016	2015
Effect of exchange rate changes on cash and cash equivalents	14	(4)	(23)
Discontinued Operations:
Operating activities	—	—	(14)
Investing activities	—	—	3
Cash (Used For) Discontinued Operations	—	—	(11)
Net Change in Cash and Cash Equivalents	363	88	(71)
Cash and Cash Equivalents at Beginning of Period	340	252	323
Cash and Cash Equivalents at End of Period	$703	$340	$252

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(in millions)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at September 30, 2014	134.0	$2	$1,489	$4,605	$(1,366)	$(2,846)	$5	$1,889
Net income	—	—	—	686	—	—	—	686
Other comprehensive income	—	—	—	—	(333)	—	—	(333)
Cash dividends	—	—	—	(167)	—	—	—	(167)
Shares issued:
Exercise of stock options	1.1	—	(13)	—	—	62	—	49
Vesting of performance shares and restricted stock units	0.1	—	(10)	—	—	5	—	(5)
Excess tax pools	—	—	12	—	—	—	—	12
Employee stock purchase plan	0.1	—	4	—	—	7	—	11
Employee savings plan	0.4	—	13	—	—	26	—	39
Stock-based compensation	—	—	24	—	—	—	—	24
Treasury share repurchases	(3.8)	—	—	—	—	(325)	—	(325)
Balance at September 30, 2015	131.9	$2	$1,519	$5,124	$(1,699)	$(3,071)	$5	$1,880
Net income	—	—	—	728	—	—	—	728
Other comprehensive income	—	—	—	—	(199)	—	—	(199)
Cash dividends	—	—	—	(172)	—	—	—	(172)
Shares issued:
Exercise of stock options	0.4	—	(2)	—	—	23	—	21
Vesting of performance shares and restricted stock units	0.1	—	(10)	—	—	4	—	(6)
Employee stock purchase plan	0.1	—	2	—	—	8	—	10
Employee savings plan	0.6	—	14	—	—	35	—	49
Stock-based compensation	—	—	27	—	—	—	—	27
Treasury share repurchases	(2.9)	—	—	—	—	(255)	—	(255)
Treasury share retirements (1)	—	(1)	(44)	(2,353)	—	2,398	—	—
Other	—	—	—	—	—	—	1	1
Balance at September 30, 2016	130.2	$1	$1,506	$3,327	$(1,898)	$(858)	$6	$2,084
Net income	—	—	—	705	—	—	—	705
Other comprehensive income	—	—	—	—	323	—	—	323
Cash dividends	—	—	—	(194)	—	—	—	(194)
Shares issued:
Exercise of stock options	1.1	—	(5)	—	—	69	—	64
Vesting of performance shares and restricted stock units	0.2	—	(12)	—	—	5	—	(7)
Employee stock purchase plan	0.1	—	4	—	—	7	—	11
Employee savings plan	0.5	—	21	—	—	35	—	56
B/E Aerospace business acquisition	31.2	1	3,014	—	—	—	—	3,015
Stock-based compensation	—	—	31	—	—	—	—	31
Treasury share repurchases	(0.4)	—	—	—	—	(39)	—	(39)
Other	—	—	—	—	—	—	1	1
Balance at September 30, 2017	162.9	$2	$4,559	$3,838	$(1,575)	$(781)	$7	$6,050

(1) During the year ended September 30, 2016 the Company retired 40 million shares of treasury stock. These shares were retired at a weighted-average price of $59.95 per share, resulting in a $2.4 billion reduction in treasury stock. The retired shares were returned to the status of authorized and unissued.

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Description and Basis of Presentation

Rockwell Collins, Inc. (the Company or Rockwell Collins) designs, produces and supports cabin interior, communications and aviation systems and products for commercial and military customers and provides information management services through voice and data communication networks and solutions worldwide.

The Company operates on a 52/53 week fiscal year ending on the Friday closest to September 30. Each of 2017, 2016, and 2015 were 52-week fiscal years. For ease of presentation, September 30 is utilized consistently throughout these financial statements and notes to represent the fiscal year end date. All date references contained herein relate to the Company's fiscal year unless otherwise stated.

On September 4, 2017, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with United Technologies Corporation (UTC). The Merger Agreement provides that the Company will be acquired by UTC. Each Company shareowner will receive $93.33 per share in cash and $46.67 in shares of UTC common stock in the merger, subject to a 7.5 percent collar centered on UTC's August 22, 2017 closing share price of $115.69. The transaction, which is expected to close by the fourth quarter of 2018, is subject to the satisfaction of customary closing conditions and approval by certain regulators and the Company's shareowners. The Company incurred $24 million of merger-related costs for the year ended September 30, 2017. These costs are included in Transaction and integration costs in the Consolidated Statement of Operations. At September 30, 2017, $24 million of the merger-related costs were unpaid and included in Accounts payable on the Consolidated Statement of Financial Position.

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

Foreign exchange transaction losses due to the remeasurement of account balances in foreign currencies are included within the Consolidated Statement of Operations and were $23 million for 2017 and were not material to the Company's results of operations for 2016 and 2015.

Revenue Recognition
The Company enters into sales arrangements that may provide for multiple deliverables to a customer. The Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on relative fair values. Fair values are generally established based on the prices charged when sold separately by the Company. In general, revenues are separated between products, engineering, maintenance, communication and installation services. The allocated revenue for each deliverable is then recognized using appropriate revenue recognition methods.

Sales related to long-term contracts requiring development and delivery of products over several years are generally accounted for under the percentage-of-completion method of accounting in accordance with the Construction-Type and Production-Type Contracts subtopic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification. The percentage-

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of-completion method is predominately used in the Government Systems and Interior Systems segments and sales and earnings under qualifying contracts are recorded either as products are shipped under the units-of-delivery method, or based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Sales and costs related to profitable purchase options are included in estimates only when the options are exercised whereas sales and costs related to unprofitable purchase options are included in estimates when exercise is determined to be probable. Sales related to change orders are included in estimates only if they can be reliably estimated and collectability is reasonably assured. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.

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

Inventories
Inventories are stated at the lower of cost or market using costs which approximate the first-in, first-out method, less related progress payments received. Inventoried costs include direct costs of manufacturing, certain engineering costs and allocable overhead costs. The Company regularly compares inventory quantities on hand on a part level basis to estimated forecasts of product demand and production requirements as well as historical usage. Based on these comparisons, management establishes an excess and obsolete inventory reserve as needed. Inventory valuation reserves were $89 million and $95 million at September 30, 2017 and 2016, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property
Property is stated at acquisition cost, net of accumulated depreciation. Depreciation of property is generally provided using straight-line methods over the following estimated useful lives: buildings and improvements, 15-50 years; machinery and equipment (including internally developed software and other costs associated with the expansion and construction of Information Management Services network-related assets), 5-20 years; information systems software and hardware, 5-17 years; and furniture and fixtures, 12-16 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis.

Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense in the period incurred. The fair value of liabilities associated with the retirement of property is recorded when there is a legal or contractual requirement to incur such costs and the costs can be reasonably estimated. Upon the initial recognition of a contractual or legal liability for an asset retirement obligation, the Company capitalizes the asset retirement cost by increasing the carrying amount of the property by the same amount as the liability. This asset retirement cost is then depreciated over the estimated useful life of the underlying property. The Company did not have any significant asset retirement obligations at September 30, 2017 and 2016.

Goodwill and Intangible Assets
Goodwill and intangible assets generally result from business acquisitions. The purchase price of the acquisition is assigned to tangible and intangible assets and liabilities assumed based on fair value. The excess of the purchase price over the amounts assigned is recorded as goodwill. Assets acquired and liabilities assumed are allocated to the Company's reporting units based on the Company's integration plans and internal reporting structure. As of September 30, 2017 the Company had eight reporting units. Purchased intangible assets with finite lives are amortized, generally on a straight-line basis, over their estimated useful lives, ranging from 4-23 years. Goodwill and intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment.

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

Goodwill and indefinite-lived intangible assets are tested annually for impairment with more frequent tests performed if indications of impairment exist. In 2017, the Company changed the goodwill impairment testing date from the second quarter to the fourth quarter to better align with the timing of the annual strategic planning process. This change required the Company to test goodwill for impairment during both the second and fourth quarter of 2017. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. Goodwill is potentially impaired if the carrying value of a reporting unit exceeds its estimated fair value.

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

Research and Development
The Company performs R&D activities relating to the development of new products and the improvement of existing products. Company-funded R&D programs are expensed as incurred and included in cost of sales. Company-funded R&D expenditures were $327 million, $224 million and $272 million for fiscal years ended September 30, 2017, 2016 and 2015, respectively.

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

Derivative Financial Instruments
The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts for the purpose of reducing exposure to changes in foreign currency exchange rates on business transactions and interest rates, respectively. The Company's policy is to execute such instruments with banks the Company believes to be creditworthy and not enter into derivative financial instruments for speculative purposes or to manage exposure for net investments in non-U.S. subsidiaries. These derivative financial instruments do not subject the Company to undue risk as gains and losses on these instruments generally offset gains and losses on the underlying assets, liabilities or anticipated transactions that are being hedged.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The U.S. Government has implemented various initiatives to address its fiscal challenges. In August 2011, Congress enacted the Budget Control Act (BCA) of 2011 which imposed spending caps and certain reductions in security spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect in March 2013. Through a series of bipartisan agreements, Congress has been able to temporarily lift discretionary spending limits every year through 2017. However, unless a new agreement is enacted, the BCA will again be in force beginning in 2018. The continued uncertainty surrounding the U.S. defense budget could have a material adverse effect on the Company and the defense industry in general.

In years when the U.S. Government does not complete its annual budget and appropriations process prior to the beginning of its fiscal year (October 1), government operations are typically funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate in the new year, but generally does not authorize new spending initiatives. During periods covered by a continuing resolution (or until the regular appropriation bills are passed), the Company may experience delays by the government in the procurement of new or existing products and services which can adversely impact results of operations and cause variability in the timing of revenue between periods. The government began operations in fiscal year 2018 under a continuing resolution that is set to expire in December 2017. The Company remains confident that its product offerings are well positioned to meet the needs of government customers in this uncertain environment and the Company continues to enhance international strategies and make proactive adjustments to the Company's cost structure as necessary.

In addition to the overall business risks associated with the Company's concentration within the aerospace and defense industries, the Company is also exposed to a concentration of collection risk on credit extended to certain aircraft manufacturers and airlines. The Company performs ongoing credit evaluations on the financial condition of all of its customers and maintains allowances for uncollectible accounts receivable based on expected collectability. Although management believes its allowances are adequate, the Company is not able to predict with certainty the changes in the financial stability of its customers. Any material change in the financial status of any one customer or group of customers could have a material adverse effect on the Company's results of operations, financial position or cash flows.

As of September 30, 2017, approximately 11 percent of the Company's employees in the U.S. were represented by U.S. collective bargaining agreements, most of which were renewed without disruption in May 2013 and are set to expire in 2018.

Recently Adopted Accounting Standards
In April 2015, the FASB issued a new standard on the presentation of debt issuance costs, which requires debt issuance costs to be presented on the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with the

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recently Issued Accounting Standards
In August 2017, the FASB issued a new standard on the hedge accounting and recognition requirements. The standard is intended to improve the transparency of information presented in the financial statements along with simplifying hedge accounting requirements. The new standard is effective for the Company in 2020, with early adoption permitted. The Company has completed an evaluation of the new standard and does not expect that adoption will have a material impact on the Company's consolidated financial statements.

In March 2017, the FASB issued a new standard on the presentation of the net periodic cost of postretirement benefit programs. The new standard requires sponsors of defined benefit postretirement plans to present the non-service cost components of net periodic benefit cost separate from the service cost component on the income statement. The new standard also requires that the non-service cost components of net periodic benefit cost no longer be capitalized within assets. The Company is evaluating the effects the standard will have on the Company's consolidated financial statements and related disclosures beyond the change in income statement presentation. This new standard is effective for the Company in 2019, with early adoption permitted.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company in 2019, with early adoption permitted, but not earlier than 2018. The guidance permits use of either a retrospective or cumulative effect transition method.

The Company's interpretation of the new standard is substantially complete, and the Company has prepared an initial assessment of the impacts of adoption on its consolidated financial statements and disclosures. Anticipated changes under the new standard include, among other items, accounting for development costs and associated customer funding related to commercial contracts, increased use of over time revenue recognition based on costs incurred for government contracts and the elimination of customer relationship intangible assets related to free products provided to customers as up-front sales incentives. The new standard also significantly enhances required disclosures regarding revenue and related assets and liabilities.

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

The Company continues to evaluate the impacts associated with the new standard, assess the implications of the B/E Aerospace acquisition on the implementation plan and refine estimated impacts of adoption on the financial statements and related disclosures. The Company is in the process of implementing changes to business processes, systems and internal controls required to implement the new accounting standard. As the Company recently entered into a Merger Agreement with UTC, the Company is reassessing its adoption transition method in light of UTC's planned implementation approach.

Other new accounting standards issued but not effective until after September 30, 2017 are not expected to have a material impact on the Company's financial statements.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table, which is preliminary and subject to change, summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as allowed by FASB Accounting Standards Codification Topic 805, Business Combinations. As of September 30, 2017, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary. The size and breadth of the B/E Aerospace acquisition necessitates use of the one-year measurement period to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, including, but not limited to, intangible assets, acquired contract liabilities, inventory, real property, leases, deferred tax liabilities related to the unremitted earnings of foreign subsidiaries, certain reserves and the related tax impacts of any changes made. Any potential adjustments will be made retroactively and could be material to the preliminary values presented below.

(in millions)	April 13, 2017
Cash and cash equivalents	$104
Receivables, net	485
Inventories, net (1)	545
Other current assets	56
Property	279
Intangible Assets	1,586
Other Assets	53
Total Identifiable Assets Acquired	3,108

Accounts payable	(234)
Compensation and benefits	(75)
Advance payments from customers	(62)
Accrued customer incentives	(48)
Product warranty costs	(117)
Other current liabilities (2)	(359)
Long-term Debt, Net	(2,119)
Retirement Benefits	(12)
Deferred Income Tax Liability	(299)
Other Liabilities (2)	(432)
Total Liabilities Assumed	(3,757)
Net Identifiable Assets Acquired, excluding Goodwill	(649)
Goodwill	7,185
Net Assets Acquired	$6,536
(1) Inventories, net includes a $74 million adjustment to state Work in process and Finished goods inventories at their fair value as of the acquisition date. The inventory fair value adjustment is being amortized as a non-cash increase to Cost of sales ratably over the estimated inventory turnover period, with the entire $74 million fair value adjustment recognized in Cost of sales during the year ended September 30, 2017.
(2) As of the acquisition date, the Company made adjustments totaling $486 million related to acquired existing long-term contracts with terms less favorable than could be realized in market transactions as of the acquisition date. The adjustments were primarily recognized within Other current liabilities and Other Liabilities based upon estimates regarding the period in which the liabilities will be amortized to the Consolidated Statement of Operations as non-cash reductions to Cost of sales. $69 million of the acquired contract liabilities were recognized as a reduction to Cost of sales in the year ended September 30, 2017.

During the three months ended September 30, 2017, revisions were made to the estimated acquisition-date fair value of assets acquired and liabilities assumed. The revisions were made as a result of access to new information and the refinement of valuation methodologies. The significant measurement period adjustments recorded during the three months ended September 30, 2017, include the following: intangible assets decreased $795 million, deferred income tax liability decreased $222 million, acquired contract liabilities increased $29 million and property increased $26 million. The measurement period adjustments

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

resulted in a $540 million net increase to Goodwill and did not have a material impact on the financial results of the prior quarter.

The Intangible Assets included above consist of the following:

	Weighted Average Life (in years)	Fair Value (in millions)
Developed technology	9	$435
Seating customer relationships	6	860
Other customer relationships	8	291
Total	7	$1,586

The preliminary purchase price allocation resulted in the recognition of $7.185 billion of goodwill, none of which is expected to be deductible for tax purposes. The Company is in the process of allocating goodwill by segment, and as of September 30, 2017 the Company has preliminarily included all of the goodwill in the new Interior Systems segment. The goodwill is a result of expected cost synergies from the consolidation of certain corporate and administrative functions, supply chain savings and low-cost manufacturing, expected revenue synergies from the integration of legacy products and technologies with those of B/E Aerospace and intangible assets that do not qualify for separate recognition, such as the assembled B/E Aerospace workforce.

B/E Aerospace's results of operations have been included in the Company's operating results for the period subsequent to the completion of the acquisition on April 13, 2017. B/E Aerospace contributed sales of $1.406 billion and net income of $140 million for the year ended September 30, 2017.

Transaction, Integration and Financing Costs
The Company recorded total transaction, integration and financing costs related to the B/E Aerospace acquisition in the Consolidated Statement of Operations as follows:

(in millions)	2017	2016	2015
Transaction and integration costs	$96	$—	$—
Interest expense	29	—	—
Total Transaction, integration and financing costs	$125	$—	$—
At September 30, 2017, $11 million of transaction, integration and financing costs were unpaid and included in Accounts payable on the Consolidated Statement of Financial Position.

Supplemental Pro-Forma Data
The following unaudited supplemental pro forma data presents consolidated pro forma information as if the B/E Aerospace acquisition and related financing had been completed as of the beginning of the prior year, or on October 1, 2015.

The unaudited supplemental pro-forma financial information does not reflect the potential realization of revenue synergies or cost savings, nor does it reflect other costs relating to the integration of the two companies. This pro-forma data should not be considered indicative of the results that would have actually occurred if the acquisition and related financing had been consummated on October 1, 2015, nor are they indicative of future results.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unaudited supplemental pro forma financial information was calculated by combining the Company's results with the stand-alone results of B/E Aerospace for the pre-acquisition periods, which were adjusted to account for certain transactions and other costs that would have been incurred during this pre-acquisition period. The pro forma information included herein is preliminary and may be revised as additional information becomes available and as additional analysis is performed within the one-year measurement period allowed by ASC 805. Any potential future adjustments could be material.

(in millions, except per share amounts)	2017	2016
Pro forma sales	$8,376	$8,121
Pro forma net income attributable to common shareowners from continuing operations	886	691
Pro forma basic earnings per share from continuing operations	6.09	4.27
Pro forma diluted earnings per share from continuing operations	6.02	4.23

The following significant adjustments were made to account for certain transactions and costs that would have occurred if the B/E Aerospace acquisition had been completed on October 1, 2015. These adjustments are net of any applicable tax impact and were included to arrive at the pro forma results above. As the acquisition of B/E Aerospace was completed on April 13, 2017, the pro forma adjustments for the year ended September 30, 2017 in the table below include only the required adjustments through April 13, 2017.

(in millions)	2017	2016
Increases (decreases) to pro forma net income:
Net reduction to depreciation resulting from fixed asset adjustments (1)	$12	$21
Advisory, legal and accounting service fees (2)	156	(123)
Amortization of acquired B/E Aerospace intangible assets, net (3)	(83)	(152)
Interest expense incurred on acquisition financing, net (4)	(17)	(65)
Long-term contract program adjustments (5)	(59)	(128)
Acquired contract liability amortization (6)	47	119
Inventory fair value adjustment amortization (7)	56	(56)
Compensation adjustments (8)	6	14
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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pulse.aero
On December 20, 2016, the Company acquired 100 percent of the outstanding shares of Pulse.aero, a United Kingdom-based company specializing in self-bag drop technologies used by airlines and airports. The purchase price, net of cash acquired, was $15 million, of which $14 million was paid during the year ended September 30, 2017. On the acquisition date, the Company recorded a $5 million liability for the fair value of post-closing consideration that may be paid, contingent upon the achievement of certain revenue targets and development milestones. During the year ended September 30, 2017, the Company made contingent consideration payments of $2 million. In the third quarter of 2017, the purchase price allocation was finalized, with $12 million allocated to goodwill and $6 million to intangible assets. The intangible assets have a weighted average life of approximately 9 years. None of the goodwill resulting from the acquisition is tax deductible. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will expand the Company's airport passenger processing offerings.

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

Pacific Avionics Pty, Limited
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

The B/E Aerospace acquisition is included in the Interior Systems segment; the ICG and Pacific Avionics acquisitions are included within the Commercial Systems segment; the Matrix product line acquisition is included in the Government Systems segment; and the Pulse.aero acquisition is included in the Information Management Services segment. The results of operations for the acquisitions have been included in the Company's operating results for the periods subsequent to their respective acquisition dates. Pro-forma results of operations have not been presented for ICG, Pacific Avionics, the Matrix product line or Pulse.aero, as the effect of the acquisitions are not material to the Company's consolidated results of operations.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Interior Systems	Commercial Systems	Government Systems	Information Management Services	Total
Balance at September 30, 2015	$—	$314	$500	$1,090	$1,904
ICG acquisition adjustment	—	13	—	—	13
Matrix product line acquisition	—	—	6	—	6
Foreign currency translation adjustments	—	(1)	(3)	—	(4)
Balance at September 30, 2016	—	326	503	1,090	1,919
B/E Aerospace acquisition	7,185	—	—	—	7,185
Pulse.aero acquisition	—	—	—	12	12
Foreign currency translation adjustments	38	(1)	3	2	42
Balance at September 30, 2017	$7,223	$325	$506	$1,104	$9,158

The Company performs an impairment test of goodwill and indefinite-lived intangible assets each fiscal year, or at any time there is an indication goodwill or indefinite-lived intangibles are more-likely-than-not impaired, commonly referred to as triggering events. The Company's 2017, 2016 and 2015 impairment tests resulted in no impairment.

Intangible Assets
Intangible assets are summarized as follows:

	September 30, 2017			September 30, 2016
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$806	$(256)	$550	$354	$(216)	$138
Backlog	6	(5)	1	6	(3)	3
Customer relationships:
Acquired	1,495	(213)	1,282	340	(106)	234
Up-front sales incentives	336	(93)	243	313	(80)	233
License agreements	15	(10)	5	14	(10)	4
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	47	—	47	47	—	47
In process research and development	—	—	—	7	—	7
Intangible assets	$2,720	$(591)	$2,129	$1,096	$(429)	$667

Amortization expense for intangible assets for 2017, 2016 and 2015 was $162 million, $60 million and $53 million, respectively. As of September 30, 2017, the weighted average amortization period remaining for up-front sales incentives was approximately 10 years.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2018	2019	2020	2021	2022	Thereafter
Anticipated amortization expense for up-front sales incentives	$20	$25	$27	$27	$27	$117
Anticipated amortization expense for all other intangible assets	269	266	264	264	261	515
Total	$289	$291	$291	$291	$288	$632

4.	Discontinued Operations and Divestitures

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

Results of discontinued operations are as follows:

	Year Ended September 30
(in millions)	2017	2016	2015
Sales	$—	$—	$18
Income (loss) from discontinued operations before income taxes	—	2	(13)
Income tax benefit (expense) from discontinued operations	—	(1)	5

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	September 30, 2017	September 30, 2016
Billed	$1,055	$748
Unbilled	461	439
Less progress payments	(78)	(87)
Total	1,438	1,100
Less allowance for doubtful accounts	(12)	(6)
Receivables, net	$1,426	$1,094

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included in Other Assets. Total receivables due from the U.S. Government including the Department of Defense and other government agencies, both directly and indirectly through subcontracts, were $279 million and $306 million at September 30, 2017 and 2016, respectively. U.S. Government unbilled receivables, net of progress payments, were $89 million and $99 million at September 30, 2017 and 2016, respectively. Receivables, net due from equity affiliates were $42 million at September 30, 2017.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under factoring agreements arranged by certain customers. Under the terms of the agreements, the Company retains no rights or interest and has no obligations with respect to the sold receivables. The Company accounts for these transactions as sales of receivables and records cash proceeds when received as cash provided by operating activities in the Consolidated Statement of Cash Flows. The beneficial impact on cash provided by operating activities from participating in these programs was $154 million and $60 million in 2017 and 2016, respectively. The cost of participating in these programs was immaterial to the Company's results.

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	September 30, 2017	September 30, 2016
Finished goods	$259	$210
Work in process	347	236
Raw materials, parts and supplies	677	354
Less progress payments	(7)	(1)
Total	1,276	799
Pre-production engineering costs	1,175	1,140
Inventories, net	$2,451	$1,939

As of September 30, 2017, pre-production engineering costs related to programs with Bombardier, Boeing and Airbus were $433 million, $272 million, and $236 million, respectively.

Amortization expense for pre-production engineering costs for 2017, 2016 and 2015 was $59 million, $49 million and $47 million, respectively. As of September 30, 2017, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 10 years.

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2018	2019	2020	2021	2022	Thereafter
Anticipated amortization expense for pre-production engineering costs	$95	$130	$147	$144	$137	$522

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to pre-production engineering costs and life-time-buy inventory not expected to be realized within one year of $1.160 billion and $1.130 billion at September 30, 2017 and 2016, respectively. Life-time-buy inventory is inventory that is typically no longer produced by the Company's vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Property

Property is summarized as follows:

(in millions)	September 30, 2017	September 30, 2016
Land	$22	$15
Buildings and improvements	597	468
Machinery and equipment	1,400	1,218
Information systems software and hardware	510	435
Furniture and fixtures	87	74
Capital leases	58	58
Construction in progress	250	183
Total	2,924	2,451
Less accumulated depreciation	(1,526)	(1,416)
Property	$1,398	$1,035

Property additions acquired by incurring accounts payable, which are reflected as a non-cash transaction in the Company's Consolidated Statement of Cash Flows, were $23 million, $20 million and $19 million at September 30, 2017, 2016 and 2015, respectively.

A portion of the Company's operations are conducted in leased real estate facilities, including both operating and, to a lesser extent, capital leases. Accumulated depreciation relating to assets under capital lease totals $14 million and $10 million as of September 30, 2017 and 2016, respectively. Amortization of assets under capital lease is recorded as depreciation expense. As of September 30, 2017, remaining minimum lease payments for Property under capital leases total $71 million, including $19 million of interest.

8.	Other Assets

Other assets are summarized as follows:

(in millions)	September 30, 2017	September 30, 2016
Long-term receivables	$211	$146
Investments in equity affiliates	7	10
Exchange and rental assets (net of accumulated depreciation of $106 at September 30, 2017 and $101 at September 30, 2016)	71	68
Other	242	145
Other assets	$531	$369

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Each joint venture is 50 percent owned by the Company and accounted for under the equity method. Under the equity method of accounting for investments, the Company’s proportionate share of the earnings or losses of its equity affiliates are included in Net income and classified as Other income, net in the Consolidated Statement of Operations. For segment performance reporting purposes, Rockwell Collins’ share of earnings or losses of ESA, DLS and Quest are included in the operating results of the Government Systems segment, ACCEL, ALRAC and RCCAC are included in the operating results of the Commercial Systems segment and ADARI is included in the operating results of the Information Management Services segment.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $262 million, $229 million and $196 million for the years ended September 30, 2017, 2016 and 2015, respectively. The deferred portion of profit generated from sales to equity affiliates was $2 million at September 30, 2017 and $2 million at September 30, 2016.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $10 million, $9 million and $10 million for the years ended September 30, 2017, 2016 and 2015, respectively.

9.	Debt

Short-term Debt

(in millions, except weighted average amounts)	September 30, 2017	September 30, 2016
Short-term commercial paper borrowings outstanding (1)	$330	$440
Current portion of long-term debt	149	300
Short-term debt	$479	$740
Weighted average annualized interest rate of commercial paper borrowings	1.45%	0.79%
Weighted average maturity period of commercial paper borrowings (days)	18	15
(1) The maximum amount of short-term commercial paper borrowings outstanding during the year ended September 30, 2017 was $1.064 billion.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1.5 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper program is supported by the Company's $1.5 billion five-year revolving credit facility.

Revolving Credit Facilities
On December 16, 2016, the Company entered into a new $1.2 billion five-year senior unsecured revolving credit agreement with various banks. The $1.2 billion credit facility increased to $1.5 billion concurrent with the consummation of the B/E Aerospace acquisition on April 13, 2017. This revolving credit facility replaces the previous $1 billion and $200 million revolving credit facilities that would have expired in December 2018 and February 2017, respectively. Both of these revolving credit facilities were terminated upon the closing of the new revolving credit facility. At September 30, 2017, there were no outstanding borrowings under the Company's revolving credit facility and at September 30, 2016 there were no outstanding borrowings under the previous revolving credit facilities.

Short-term credit facilities available to non-U.S. subsidiaries amounted to $19 million as of September 30, 2017, of which $2 million was utilized to support commitments in the form of commercial letters of credit. At September 30, 2017 and September 30, 2016, there were no borrowings outstanding under these credit facilities.

At September 30, 2017 and September 30, 2016, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

Bridge Credit Facility
On December 16, 2016, pursuant to the B/E Aerospace acquisition, the Company entered into a $4.35 billion 364-day senior unsecured bridge term loan credit agreement with various banks. This bridge facility terminated upon receipt of proceeds from the new notes issued to finance a portion of the B/E Aerospace acquisition.
Term Loan Credit Facility
On December 16, 2016, pursuant to the B/E Aerospace acquisition, the Company entered into a $1.5 billion three-year senior unsecured term loan credit agreement with various banks. As of September 30, 2017, borrowings under this facility totaled $870 million. As of September 30, 2017, borrowings under this term loan facility bear interest at LIBOR plus 1.25 percent and amortize in equal quarterly installments of 2.5 percent, or $38 million, with the balance payable on April 13, 2020. During the three months ended September 30, 2017, the Company made principal prepayments of $555 million in accordance with the loan's prepayment provisions. Proceeds of borrowings under the term loan facility were used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses.

The revolving credit agreement and term loan credit agreement each include one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 68 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans). The Company was in compliance with this financial covenant at September 30, 2017. The credit facilities also contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity.

Long-term Debt
On April 10, 2017, the Company issued $4.65 billion of senior unsecured notes. The net proceeds of the offering were principally used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses. Net proceeds of $300 million were used to repay a portion of the Company's outstanding short-term commercial paper borrowings.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal amount of long-term debt, net of discount and debt issuance costs, is summarized as follows:

(in millions, except interest rate figures)	Interest Rate	September 30, 2017	September 30, 2016
Fixed-rate notes due:
July 2019	1.95%	$300	$—
July 2019	5.25%	300	300
November 2021	3.10%	250	250
March 2022	2.80%	1,100	—
December 2023	3.70%	400	400
March 2024	3.20%	950	—
March 2027	3.50%	1,300	—
December 2043	4.80%	400	400
April 2047	4.35%	1,000	—
Variable-rate term loan due:
April 2020	1 month LIBOR + 1.25% (1)	870	—
Variable-rate note due:
December 2016	3 month LIBOR + 0.35%	—	300
Fair value swap adjustment (Notes 14 and 15)		14	35
Total		6,884	1,685
Less unamortized debt issuance costs and discounts		59	11
Less current portion of long-term debt		149	300
Long-term Debt, Net		$6,676	$1,374
(1) The Company has the option to elect a one-, two-, three- or six-month LIBOR interest rate and has elected the one-month rate during the fourth quarter of 2017. The one-month LIBOR rate at September 30, 2017 was approximately 1.24 percent.

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

Cash payments for debt interest and fees during the year ended September 30, 2017 were $192 million, of which $29 million related to fees incurred in connection with the bridge credit facility. Cash payments for debt interest and fees during the years ended September 30, 2016 and 2015 were $56 million and $54 million, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concurrently, the Company supplemented its existing defined contribution savings plan effective October 1, 2006 to include an additional Company contribution.

The Company also maintains six defined benefit pension plans in countries outside of the U.S., three of which are unfunded.

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

Components of Expense (Income)
The components of expense (income) for Pension Benefits and Other Retirement Benefits are summarized below:

	Pension Benefits			Other Retirement Benefits
(in millions)	2017	2016	2015	2017	2016	2015
Service cost	$13	$11	$12	$3	$3	$3
Interest cost	111	126	155	5	6	7
Expected return on plan assets	(241)	(238)	(242)	(2)	(2)	(1)
Amortization:
Prior service credit	—	(1)	(3)	(1)	(1)	(5)
Net actuarial loss	92	78	72	9	8	7
Net benefit expense (income)	$(25)	$(24)	$(6)	$14	$14	$11

In 2015 and prior, the Company used a single-weighted average discount rate to calculate pension interest and service cost. Since 2016, a "spot rate approach" has been used to calculate pension interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change was considered a change in accounting estimate and was applied prospectively beginning in 2016.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles the projected benefit obligations (PBO), plan assets, funded status and net liability for the Company's Pension Benefits and Other Retirement Benefits:

	Pension Benefits		Other Retirement Benefits
(in millions)	2017	2016	2017	2016
PBO at beginning of period	$4,527	$4,167	$231	$221
Service cost	13	11	3	3
Interest cost	111	126	5	6
Discount rate and other assumption changes	(156)	436	(7)	17
Actuarial losses (gains)	4	29	(6)	(1)
Plan participant contributions	—	—	4	5
Benefits paid	(223)	(229)	(17)	(18)
Group annuity purchase	(101)	—	—	—
Plan amendments	—	—	—	(2)
B/E Aerospace acquisition	16	—	—	—
Other	11	(13)	—	—
PBO at end of period	4,202	4,527	213	231
Plan assets at beginning of period	3,074	2,902	19	19
Actual return on plan assets	362	346	2	1
Company contributions	68	69	12	12
Plan participant contributions	—	—	4	5
Benefits paid	(223)	(229)	(17)	(18)
Group annuity purchase	(103)	—	—	—
B/E Aerospace acquisition	4	—	—	—
Other	4	(14)	—	—
Plan assets at end of period	3,186	3,074	20	19
Funded status of plans	$(1,016)	$(1,453)	$(193)	$(212)
Funded status consists of:
Retirement benefits liability	$(1,015)	$(1,448)	$(193)	$(212)
Compensation and benefits liability	(11)	(10)	—	—
Other assets	10	5	—	—
Net liability	$(1,016)	$(1,453)	$(193)	$(212)

In July 2017, an agreement to purchase a group annuity contract was entered into by the Company's pension plan. The pension plan transferred $103 million of plan assets to an insurance company. The agreement resulted in a reduction of the Company's PBO by $101 million and transferred the administrative responsibilities for these participants to the insurance company.

In October 2014, the Society of Actuaries published a new set of mortality tables (RP-2014) and a new mortality improvement scale (MP-2014), which updated life expectancy assumptions. For the Company's 2016 year-end pension liability valuation, the Company used the RP-2014 tables with an adjustment for plan experience and the MP-2014 improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2022. For the Company's 2017 year-end pension liability valuation, the Company continued to use the RP-2014 tables with an adjustment for plan experience, but utilized the MP-2016 mortality improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2032. The MP-2016 mortality improvement scale indicates that U.S. mortality continues to improve, but at a slower average rate.

The Company's non-U.S. defined benefit pension plans represented 5 percent of the total PBO at September 30, 2017 and 2016, respectively. The accumulated benefit obligation for all defined benefit pension plans was $4.185 billion and $4.509 billion at September 30, 2017 and 2016, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Loss
The following table summarizes the amounts included in Accumulated other comprehensive loss before tax related to retirement benefits as of September 30, 2017 and 2016 and changes recognized in Other comprehensive loss before tax for the years ended September 30, 2017 and 2016:

	Pension Benefits		Other Retirement Benefits
(in millions)	Prior Service Cost (Credit)	Net Actuarial Loss	Prior Service Cost (Credit)	Net Actuarial Loss
Balance at September 30, 2015	$9	$2,478	$(4)	$106
Current year prior service cost	—	—	(2)	—
Current year net actuarial loss	—	351	—	18
Amortization of prior service cost	1	—	1	—
Amortization of actuarial loss	—	(78)	—	(8)
Balance at September 30, 2016	10	2,751	(5)	116
Current year prior service cost	—	—	—	—
Current year net actuarial loss	—	(270)	—	(13)
Amortization of prior service cost	—	—	1	—
Amortization of actuarial loss	—	(92)	—	(9)
Balance at September 30, 2017	$10	$2,389	$(4)	$94

The estimated amounts that will be amortized from Accumulated other comprehensive loss into expense (income) for Pension Benefits and Other Retirement Benefits during the year ending September 30, 2018 are as follows:

(in millions)	Pension Benefits	Other Retirement Benefits	Total
Prior service cost	$—	$—	$—
Net actuarial loss	82	7	89
Total	$82	$7	$89

Actuarial Assumptions
The following table presents the significant assumptions used in determining the benefit obligations:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2017	2016	2017	2016	2017	2016
Discount rate	3.53%	3.22%	2.29%	1.72%	3.39%	3.02%
Compensation increase rate	4.00%	4.00%	3.05%	3.03%	4.00%	4.00%

Discount rates used to determine the benefit obligations are determined by using a weighted average of market-observed yields for high quality, fixed-income securities that correspond to the payment of benefits.

The Company's U.S. qualified and non-qualified plans were amended to discontinue benefit accruals for salary increases and services rendered after September 30, 2006 and after April 1, 2006 for ARINC. In the U.S., certain plans associated with collective bargaining agreements continue to accrue benefits, and only the ARINC Union sub-plan is impacted by increases in compensation.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant assumptions used in determining the net benefit expense (income) are as follows:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2017	2016	2017	2016	2017	2016
Discount rate	3.22%	3.96%	1.72%	2.94%	3.39%	3.73%
Expected long-term return on plan assets	8.00%	8.23%	6.74%	6.73%	8.00%	8.25%
Compensation increase rate	4.00%	4.00%	3.03%	3.04%	4.00%	4.00%
Health care cost gross trend rate (1)	—	—	—	—	7.50%	7.00%
Ultimate trend rate (1)	—	—	—	—	5.00%	5.00%
Year that trend reaches ultimate rate (1)	—	—	—	—	2022	2019
(1) Due to the effect of the fixed Company contribution, increasing or decreasing the health care cost trend rate by one percentage point would not have a significant impact on the Company's cost of providing Other Retirement Benefits.

Expected long-term return on plan assets for each year presented is based on both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. The Company uses a market-related value of plan assets reflecting changes in the fair value of plan assets over a five-year period. The Company amortizes actuarial gains and losses in excess of 10 percent of the greater of the market-related value of plan assets or the projected benefit obligation (the corridor) on a straight-line basis over the expected future lifetime of inactive participants, which was approximately 25 years at September 30, 2017, as almost all of the plan's participants are considered inactive.

Prior service costs resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants.

Plan Assets
Total plan assets for Pension Benefits and Other Retirement Benefits as of September 30, 2017 and 2016 were $3.206 billion and $3.093 billion, respectively. The Company has established investment objectives that seek to preserve and maximize the amount of plan assets available to pay plan benefits. These objectives are achieved through investment guidelines requiring diversification and allocation strategies designed to maximize the long-term returns on plan assets while maintaining a prudent level of investment risk. These investment strategies are implemented using actively managed and indexed assets. Target and actual asset allocations as of September 30, 2017 and 2016 are as follows:

	Target Mix			2017	2016
Equities	40%	-	70%	57%	53%
Fixed income	25%	-	60%	40%	45%
Alternative investments	0%	-	15%	0%	0%
Cash	0%	-	5%	3%	2%

Alternative investments may include real estate, hedge funds, venture capital and private equity. There were no plan assets invested in the securities of the Company as of September 30, 2017 and 2016 or at any time during the years then ended. Target and actual asset allocations are periodically rebalanced between asset classes in order to mitigate investment risk and maintain asset classes within target allocations.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value of the Company's pension plans' assets as of September 30, 2017 and 2016, by asset category segregated by level within the fair value hierarchy, as described in Note 14:

	September 30, 2017					September 30, 2016
Asset category (in millions)	Level 1	Level 2	Level 3	Not Leveled(1)	Total	Level 1	Level 2	Level 3	Not Leveled(1)	Total
Equity securities:
U.S. equity	$558	$15	$—	$394	$967	$560	$7	$—	$340	$907
Non-U.S. equity	814	28	—	—	842	683	40	—	—	723
Fixed income securities:
Corporate	—	795	—	305	1,100	—	798	—	345	1,143
U.S. government	42	24	—	68	134	94	31	—	58	183
Mortgage and asset-backed	—	1	—	—	1	—	2	—	—	2
Other	—	50	3	—	53	—	42	3	—	45
Cash and cash equivalents	—	82	—	—	82	—	93	—	—	93
Sub-total	$1,414	$995	$3	$767	3,179	$1,337	$1,013	$3	$743	3,096
Net receivables (payables) related to investment transactions					7					(22)
Total					$3,186					$3,074
(1) Certain investments measured using the net asset value (NAV) practical expedient have not been classified in the fair value hierarchy.

The following table presents the fair value of the Company's other retirement benefits plan's assets as of September 30, 2017 and 2016, by asset category segregated by level within the fair value hierarchy, as described in Note 14:

	September 30, 2017					September 30, 2016
Asset category (in millions)	Level 1	Level 2	Level 3	Not Leveled	Total	Level 1	Level 2	Level 3	Not Leveled	Total
Equity securities:
U.S. equity	$9	$—	$—	$—	$9	$8	$—	$—	$—	$8
Non-U.S. equity	—	—	—	—	—	1	—	—	—	1
Fixed income securities:
Corporate	—	3	—	—	3	—	2	—	—	2
U.S. government	2	1	—	—	3	2	1	—	—	3
Mortgage and asset-backed	—	1	—	—	1	—	—	—	—	—
Cash and cash equivalents	—	4	—	—	4	—	5	—	—	5
Total	$11	$9	$—	$—	$20	$11	$8	$—	$—	$19

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
Contributions
For the years ended September 30, 2017 and 2016, the Company made contributions to its pension plans as follows:

(in millions)	2017	2016
Contributions to U.S. qualified plan	$55	$55
Contributions to U.S. non-qualified plan	8	9
Contributions to non-U.S. plans	5	5
Total	$68	$69

The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2017 the Company voluntarily contributed $55 million to its U.S. qualified pension plan, subsequent to its 2017 fiscal year end. There is no minimum statutory funding requirement for 2018 and the Company does not currently expect to make any additional discretionary contributions during 2018 to these plans. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions.

The Company participates in a multi-employer arrangement that provides postretirement benefits other than pension benefits. This arrangement provides medical benefits to certain bargaining unit active employees and retirees and their dependents. Contributions to this multi-employer arrangement for postretirement benefits were $1 million in 2017, $1 million in 2016 and $1 million in 2015.

Benefit Payments
The following table reflects estimated benefit payments to be made to eligible participants for each of the next five years and the following five years in the aggregate:

(in millions)	Pension Benefits	Other Retirement Benefits
2018	$236	$16
2019	233	15
2020	236	16
2021	239	16
2022	242	16
2023-2027	1,223	74

Estimated benefit payments for Other Retirement Benefits in the table above are shown net of plan participant contributions and therefore reflect the Company's portion only. Substantially all of the Pension Benefit payments relate to the Company's U.S. qualified funded plans which are paid from the pension trust.

Defined Contribution Savings Plan
The Company sponsors defined contribution savings plans that are available to the majority of its employees. The plans allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. For most plans, the Company matches a percentage of employee contributions using common stock of the Company up to certain limits. Employees may transfer at any time all or a portion of their balance in Company common stock to any of the other investment options offered within the plans. The Company is authorized to issue 16.3 million shares under the defined contribution savings plans, of which 0.5 million shares are available for future contributions at September 30, 2017. Additionally, for the majority of the Company's employees, the Company's defined contribution savings plan includes a cash contribution based on an employee's age and service.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's expense related to the defined contribution savings plans for 2017, 2016 and 2015 was as follows:

	2017		2016		2015
(in millions)	Shares	Expense	Shares	Expense	Shares	Expense
Contribution in shares	0.5	$56	0.6	$49	0.4	$39
Contribution in cash		54		46		47
Total		$110		$95		$86

The Company's 2017 cash contribution includes $5 million related to the B/E Aerospace defined contribution savings plan.

Employee Stock Purchase Plan
The Company also offered an Employee Stock Purchase Plan (ESPP) which allowed employees to have their base compensation withheld to purchase the Company's common stock each month at 95 percent of the fair market value on the last day of the month. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit. During 2017, 2016 and 2015, 0.1 million, 0.1 million and 0.1 million shares, respectively, of Company common stock were issued to employees at a value of $11 million, $11 million and $11 million for the respective periods. Further purchases under the ESPP were suspended on September 29, 2017 pursuant to the Merger Agreement. If the UTC Merger is completed, the ESPP will be terminated.

11.	Shareowners' Equity

Common Stock
The Company is authorized to issue one billion shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, without par value.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss (AOCL), net of tax, by component are as follows:

	Foreign Exchange Translation and Other Adjustments	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges	Total
Balance at September 30, 2014	$(15)	$(1,348)	$(3)	$(1,366)
Other comprehensive (loss) before reclassifications	(41)	(334)	(7)	(382)
Amounts reclassified from accumulated other comprehensive income	—	45	4	49
Net current period other comprehensive (loss)	(41)	(289)	(3)	(333)
Balance at September 30, 2015	(56)	(1,637)	(6)	(1,699)
Other comprehensive (loss) before reclassifications	(20)	(234)	(2)	(256)
Amounts reclassified from accumulated other comprehensive income	—	53	4	57
Net current period other comprehensive income (loss)	(20)	(181)	2	(199)
Balance at September 30, 2016	(76)	(1,818)	(4)	(1,898)
Other comprehensive income before reclassifications	77	180	1	258
Amounts reclassified from accumulated other comprehensive income	—	63	2	65
Net current period other comprehensive income	77	243	3	323
Balance at September 30, 2017	$1	$(1,575)	$(1)	$(1,575)
(1) Reclassifications from AOCL to net income related to the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans and were $100 million ($63 million net of tax), $84 million ($53 million net of tax) and $71 million ($45 million net of tax) for 2017, 2016 and 2015, respectively. The reclassifications are included in the computation of net benefit expense. See Note 10, Retirement Benefits, for additional details.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Stock-Based Compensation and Earnings Per Share

Stock-Based Compensation Program Description
In February 2015, the Company's shareholders approved the Company's 2015 Long-Term Incentives Plan (2015 Plan), replacing the 2006 Long-Term Incentives Plan (2006 Plan). Under the 2015 Plan, up to 11 million shares of common stock may be issued by the Company as non-qualified options, performance units, performance shares, stock appreciation rights, restricted shares and restricted stock units. Each share issued pursuant to an award of restricted shares, restricted stock units, performance shares and performance units counts as 3.55 shares against the authorized limit. Shares available for future grant or payment under these plans were 7 million at September 30, 2017. No shares are available for future grant under the 2006 Plan.

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

The Company utilizes performance shares, restricted stock and restricted stock units that generally cliff vest at the end of three years. The fair value of restricted stock and restricted stock units is estimated using the closing share price on the day of grant. The number of performance shares that will ultimately be issued is based on achievement of performance targets over a three-year period that consider cumulative sales growth, return on sales and/or free cash flow as a percentage of net income, with an additional potential adjustment up or down depending on the Company's total return to shareowners compared to a group of peer companies. The fair value of performance shares is estimated using a Monte Carlo model that considers the likelihood of a payout adjustment for the total shareowner return in comparison to the peer group. Up to 240 percent of the performance shares the Company grants can be earned if maximum performance is achieved.

The Company's stock-based compensation awards are designed to align management's interests with those of the Company's shareowners and to reward outstanding Company performance. The Company has an ongoing share repurchase plan and expects to satisfy stock option exercises and stock award issuances from treasury stock.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation expense and related income tax benefit included within the Consolidated Statement of Operations for 2017, 2016 and 2015 is as follows:

(in millions)	2017	2016	2015
Stock-based compensation expense included in:
Product cost of sales	$9	$8	$7
Selling, general and administrative expenses	22	19	17
Total	$31	$27	$24
Income tax benefit	$10	$9	$8

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

General Option Information
The following summarizes the activity of the Company's stock options for 2017:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2016	3,914	$65.48
Granted	667	89.00
Exercised	(1,069)	59.36
Forfeited or expired	(34)	87.21
Outstanding at September 30, 2017	3,478	$71.67	6.0	$205
Vested or expected to vest (1)	3,468	$71.62	6.0	$205
Exercisable at September 30, 2017	2,246	$62.96	4.7	$152
(1) Represents outstanding options reduced by expected forfeitures

	2017	2016	2015
Weighted-average fair value per share of options granted	$17.26	$17.75	$19.59
Intrinsic value of options exercised (in millions) (2)	$49	$13	$48
(2) Represents the amount by which the stock price exceeded the exercise price of the options on the date of the exercise

The total fair value of options vested was $10 million, $10 million and $10 million during the years ended September 30, 2017, 2016 and 2015, respectively. Total unrecognized compensation expense for options that have not vested as of September 30, 2017 is $7 million and will be recognized over a weighted average period of 0.8 years.

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

The fair value of each option granted by the Company was estimated using a binomial lattice pricing model and the following weighted average assumptions:

	2017 Grants	2016 Grants	2015 Grants
Risk-free interest rate	1.0% - 2.7%	0.7% - 2.5%	0.5% - 2.6%
Expected dividend yield	1.3% - 1.5%	1.4% - 1.6%	1.6%
Expected volatility	19.0%	20.0%	24.0%
Expected life	7 years	7 years	7 years

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Shares, Restricted Stock and Restricted Stock Units Information
The following summarizes the Company's performance shares, restricted stock and restricted stock units for 2017:

	Performance Shares		Restricted Stock		Restricted Stock Units
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2016	386	$79.60	23	$30.24	351	$69.86
Granted	129	88.25	—	—	226	92.84
Vested	(134)	71.61	—	—	(52)	71.95
Forfeited	(11)	85.56	—	—	(13)	93.48
Nonvested at September 30, 2017	370	$85.44	23	$30.24	512	$80.56

(in millions)	Performance Shares	Restricted Stock	Restricted Stock Units
Total unrecognized compensation costs at September 30, 2017	$14	$—	$16
Weighted-average life remaining at September 30, 2017, in years	0.9	0	1.4
Weighted-average fair value per share granted in 2016	$85.13	$—	$85.85
Weighted-average fair value per share granted in 2015	$82.76	$—	$84.63

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2017 based on the achievement of performance targets for 2017 through 2019 is approximately 304,000. The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2016 based on the achievement of performance targets for 2016 through 2018 is approximately 295,000. For purposes of determining the maximum number of shares of common stock that can be issued with respect to the performance shares granted in 2016 and 2017, the maximums have been updated to reflect reductions arising as a result of terminations and retirements. The number of shares of common stock that will be issued in respect of performance shares granted in 2015 based on the achievement of performance targets for 2015 through 2017 is approximately 126,000.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

(in millions, except per share amounts)	2017	2016	2015
Numerator for basic and diluted earnings per share:
Income from continuing operations	$705	$727	$694
Income (loss) from discontinued operations, net of taxes	—	1	(8)
Net income	$705	$728	$686
Denominator:
Denominator for basic earnings per share – weighted average common shares	145.5	130.5	132.3
Effect of dilutive securities:
Stock options	1.2	1.0	1.0
Performance shares, restricted stock and restricted stock units	0.5	0.6	0.4
Dilutive potential common shares	1.7	1.6	1.4
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	147.2	132.1	133.7
Earnings (loss) per share:
Basic
Continuing operations	$4.85	$5.57	$5.25
Discontinued operations	—	0.01	(0.06)
Basic earnings per share	$4.85	$5.58	$5.19
Diluted
Continuing operations	$4.79	$5.50	$5.19
Discontinued operations	—	0.01	(0.06)
Diluted earnings per share	$4.79	$5.51	$5.13

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

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.0 million, 0.6 million and 0.0 million in 2017, 2016 and 2015, respectively.

13.	Income Taxes

Income tax expense from continuing operations was calculated based on the following components of income before income taxes:

(in millions)	2017	2016	2015
U.S. income	$688	$824	$835
Non-U.S. income	243	111	127
Total	$931	$935	$962

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income tax expense from continuing operations are as follows:

(in millions)	2017	2016	2015
Current:
U.S. federal	$97	$120	$169
Non-U.S.	68	29	38
U.S. state and local	18	11	11
Total current	183	160	218
Deferred:
U.S. federal	48	47	49
Non-U.S.	(5)	—	(4)
U.S. state and local	—	1	5
Total deferred	43	48	50
Income tax expense	$226	$208	$268

The effective income tax rate from continuing operations differed from the U.S. statutory tax rate as detailed below:

	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(5.5)	(0.7)	(1.0)
State and local income taxes	1.6	1.1	1.2
Research and development credit	(5.0)	(6.4)	(3.2)
Domestic manufacturing deduction	(2.1)	(2.0)	(2.0)
Tax settlements	(0.1)	—	(1.6)
Change in valuation allowance	0.1	(4.5)	—
Other	0.3	(0.3)	(0.5)
Effective income tax rate	24.3%	22.2%	27.9%

The Company's operations in the Philippines have been granted various tax incentives that will begin to expire in 2018, unless extended. The tax holiday allows for tax-free operations through various dates based on product lines, followed by a reduced income tax rate of 5 percent. Net income for 2017 increased $8 million ($0.05 per share) as a result of the tax holiday.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net long-term deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(in millions)	2017	2016
Inventory	$(276)	$(282)
Product warranty costs	45	29
Customer incentives	66	68
Contract reserves	49	6
Retirement benefits	400	549
Intangibles	(602)	(171)
Capital lease liability	19	20
Property	(196)	(179)
Stock-based compensation	37	33
Deferred compensation	27	16
Capital loss carryover	—	41
Compensation and benefits	38	28
Research and development credit carryforward	25	—
Valuation allowance	(23)	—
Other	81	60
Deferred income taxes, net	$(310)	$218

Management believes it is more likely than not that the deferred tax assets, except for certain net operating loss carryforwards and tax credit carryforwards, will be realized through the reduction of future taxable income. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) the historical operating results of the Company ($2.007 billion of U.S. taxable income over the past three years), (b) expectations of future earnings, (c) the extended period of time over which the retirement benefit liabilities will be paid and (d) our ability to implement tax planning strategies.

As of September 30, 2017, the Company had state net operating loss carryforwards of $102 million which begin expiring in 2018, state tax credit carryforwards of $32 million which begin expiring in 2022, and a foreign tax credit carryforward of $68 million which will expire in 2027.

Changes in the valuation allowance for deferred tax assets are summarized as follows:

	September 30
(in millions)	2017	2016	2015
Balance at beginning of year	$—	$42	$43
Charged to costs and expenses	1	—	—
B/E Aerospace acquisition	22	—	—
Deductions(1)	—	(42)	(1)
Balance at September 30	$23	$—	$42
(1) 2016 deduction of $42 million was primarily due to the creation of a tax planning strategy

The Company's U.S. Federal income tax returns for the tax year ended September 30, 2013 and prior years have been audited by the IRS and are closed to further adjustments by the IRS. The IRS is currently auditing the Company's tax returns for the years ended September 30, 2014 and 2015. The IRS is currently auditing the legacy tax filings of certain acquired subsidiaries for the 2014 calendar year. The Company is also currently under audit in various U.S. states and non-U.S. jurisdictions. The U.S. states and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No provision has been made as of September 30, 2017 for U.S. federal or state income taxes, or additional non-U.S. income taxes related to approximately $972 million of undistributed earnings of non-U.S. subsidiaries which have been or are intended to be permanently reinvested. Thus, it is not practicable to estimate the amount of tax that might be payable on the undistributed earnings.

The Company had net income tax payments of $230 million, $130 million and $182 million in 2017, 2016 and 2015, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	September 30
(in millions)	2017	2016	2015
Beginning balance	$45	$39	$48
Additions for tax positions related to the current year	73	11	8
Additions for tax positions of prior years	1	7	6
Additions for tax positions related to acquisitions	86	—	—
Reductions for tax positions of prior years	(1)	(10)	(17)
Reductions for tax positions of prior years related to lapse of statute of limitations	—	—	(1)
Reductions for tax positions related to settlements with taxing authorities	(3)	(2)	(5)
Ending balance	$201	$45	$39

The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $169 million, $20 million and $11 million as of September 30, 2017, 2016 and 2015, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $23 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes income tax-related interest and penalties in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Consolidated Statement of Financial Position were $8 million and $2 million as of September 30, 2017 and 2016, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Consolidated Statement of Operations was not significant for the years ended September 30, 2017, 2016 and 2015.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities
The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and 2016 are as follows:

		September 30, 2017	September 30, 2016
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$63	$55
Deferred compensation plan investments	Level 2	24	—
Interest rate swap assets	Level 2	14	35
Foreign currency forward exchange contract assets	Level 2	8	11
Foreign currency forward exchange contract liabilities	Level 2	(7)	(13)
Acquisition-related contingent consideration	Level 3	(17)	(13)

There were no transfers between Levels of the fair value hierarchy during 2017 or 2016.

Valuation Techniques
The Level 1 deferred compensation plan investments consist of investments in marketable securities (primarily mutual funds) and the fair value is determined using the market approach based on quoted market prices of identical assets in active markets. The Level 2 deferred compensation plan investments consist of investments in variable insurance trust funds, and the fair value is determined using the market approach and is calculated by a pricing model with observable market inputs.

The fair value of the interest rate swaps is determined using the market approach and is calculated by a pricing model with observable market inputs.

The fair value of foreign currency forward exchange contracts is determined using the market approach and is calculated as the value of the quoted forward currency exchange rate less the contract rate multiplied by the notional amount.

As of September 30, 2017, there has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.

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

The change in fair value of the Level 3 contingent consideration related to the ICG and Pulse.aero acquisitions is as follows:

(in millions)	Fair Value (Liability)
Balance at September 30, 2016	$(13)
Acquisition date fair value of Pulse.aero contingent consideration (see Note 3)	(5)
Payment of contingent consideration (see Note 3)	2
Fair value adjustment (1)	(1)
Balance at September 30, 2017	$(17)
(1) The fair value adjustment is included in Interest expense on the Consolidated Statement of Operations.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments
The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	September 30, 2017		September 30, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$703	$703	$340	$340
Short-term debt	(479)	(479)	(740)	(740)
Long-term debt	(6,662)	(6,898)	(1,339)	(1,508)

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

The Company designated the 2019 and 2023 Swaps (the Swaps) as fair value hedges. The Swaps are recorded within Other Assets at a fair value of $14 million, offset by a fair value adjustment to Long-term Debt (Note 9) of $14 million at September 30, 2017. At September 30, 2016, the Swaps were recorded within Other Assets at a fair value of $35 million, offset by a fair value adjustment to Long-term Debt (Note 9) of $35 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of September 30, 2017 and September 30, 2016, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $1.312 billion and $384 million, respectively. The increase is due to forward exchange contracts entered into to offset remeasurement of certain intercompany loans originating in the current year. These notional values consist primarily of contracts for the British pound sterling and European euro, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Consolidated Statement of Financial Position as of September 30, 2017 and 2016 are as follows:

		Asset Derivatives
(in millions)	Classification	September 30, 2017	September 30, 2016
Foreign currency forward exchange contracts	Other current assets	$8	$11
Interest rate swaps	Other assets	14	35
Total		$22	$46

		Liability Derivatives
(in millions)	Classification	September 30, 2017	September 30, 2016
Foreign currency forward exchange contracts	Other current liabilities	$7	$13

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of September 30, 2017, there were undesignated foreign currency forward exchange contracts classified within Other current assets of $3 million and Other current liabilities of $3 million.

The effect of derivative instruments on the Consolidated Statement of Operations for the fiscal years ended September 30, 2017 and 2016 is as follows:

		Amount of Gain (Loss)
(in millions)	Location of Gain (Loss)	September 30, 2017	September 30, 2016
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Interest rate swaps	Interest expense	$8	$10
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	1	(3)
Amount of (loss) reclassified from AOCL into income	Cost of sales	(2)	(6)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	(1)	(1)

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the fiscal year ended September 30, 2017. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the fiscal year ended September 30, 2017.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of September 30, 2017. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

The Company expects to reclassify approximately $2 million of AOCL gains from cash flow hedges into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at September 30, 2017 was 69 months.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	September 30
(in millions)	2017	2016	2015
Balance at beginning of year	$87	$89	$104
Warranty costs incurred	(61)	(42)	(48)
Product warranty accrual	59	46	42
Changes in estimates for prior years	(16)	(6)	(10)
Increase from acquisitions	117	—	1
Balance at September 30	$186	$87	$89

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at September 30, 2017 were $240 million. These commitments are not reflected as liabilities on the Company’s Consolidated Statement of Financial Position.

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

Under a 2014 Tax Sharing and Indemnification Agreement entered into by B/E Aerospace prior to its acquisition by the Company, the Company assumes certain potential tax liabilities related to the 2014 KLX spin-off from B/E Aerospace. If it is determined that the KLX spin-off by B/E Aerospace fails to qualify for certain tax-free treatment as a result of the Company's merger with B/E Aerospace (for example, if the merger is viewed as part of a plan or series of related transactions that includes the KLX spin-off or the KLX spin-off is found to have been used principally as a device for the distribution of earnings and profits), or because of the failure of the KLX spin-off to initially qualify for the tax-free treatment, the B/E Aerospace subsidiary could incur significant tax liabilities pursuant to the Tax Sharing and Indemnification Agreement or otherwise.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company from making a reasonable estimate of the maximum potential amount it could be required to pay should counterparties to these agreements assert a claim; however, the Company currently has no material claims pending related to such agreements.

17.	Contractual Obligations and Other Commitments

The following table reflects certain of the Company's non-cancelable contractual commitments as of September 30, 2017:

	Payments Due By Period
(in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Non-cancelable operating leases	$83	$68	$50	$40	$36	$164	$441
Purchase contracts	38	33	28	26	21	27	173
Long-term debt	150	750	570	—	1,350	4,050	6,870
Interest on long-term debt	234	233	203	192	173	1,753	2,788
Total	$505	$1,084	$851	$258	$1,580	$5,994	$10,272

Non-cancelable Operating Leases
The Company leases certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts with terms that meet the accounting definition of operating leases. Some leases include renewal options, which permit extensions of the expiration dates at rates approximating fair market rental rates. Rent expense for the years ended September 30, 2017, 2016 and 2015 was $84 million, $77 million and $73 million, respectively. The Company's commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on the Consolidated Statement of Financial Position.

Purchase Contracts
The Company may enter into purchase contracts with suppliers under which there is a commitment to buy a minimum amount of products or pay a specified amount. These commitments are not reflected as a liability on the Company's Consolidated Statement of Financial Position. Amounts purchased under these agreements for the years ended September 30, 2017, 2016 and 2015 were $41 million, $57 million and $50 million, respectively.

Interest on Long-term Debt
Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts.

18.	Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of September 30, 2017, the Company is involved in the investigation or remediation of nine sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for eight of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of September 30, 2017, which represents management’s best estimate of the probable future cost for this site.

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

20.	Restructuring and Asset Impairment Charges

During the first quarter of 2016, the Company recorded corporate restructuring and asset impairment charges of $45 million. There were no corporate restructuring or asset impairment charges recorded during the year ended September 30, 2017. The $45 million of charges were recorded in 2016 as follows:

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

21.	Business Segment Information

Rockwell Collins designs, produces and supports cabin interior, communications and aviation systems and products for commercial and military customers and provides information management services through voice and data communication networks and solutions worldwide. The Company has four operating segments consisting of the Interior Systems, Commercial Systems, Government Systems and Information Management Services businesses.

Interior Systems manufactures cabin interior products for the commercial aircraft and business aviation markets. The Company sells products and provides services directly to virtually all of the world’s major airlines and aerospace manufacturers.

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

Direct and indirect sales to the U.S. Government were 25 percent, 33 percent and 29 percent of total sales for the years ended September 30, 2017, 2016 and 2015, respectively. Sales to another customer were 15 percent of total sales in 2017.

The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings. The Company's definition of segment operating earnings excludes income taxes, stock-based compensation,

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The sales and earnings of continuing operations of the Company's operating segments are summarized as follows:

(in millions)	2017	2016	2015
Sales:
Interior Systems	$1,406	$—	$—
Commercial Systems	2,418	2,395	2,434
Government Systems	2,280	2,206	2,187
Information Management Services	718	658	623
Total sales	$6,822	$5,259	$5,244

Segment operating earnings:
Interior Systems	$174	$—	$—
Commercial Systems	519	531	554
Government Systems	496	477	457
Information Management Services	137	107	95
Total segment operating earnings	1,326	1,115	1,106

Interest expense(1)	(187)	(64)	(61)
Stock-based compensation	(31)	(27)	(24)
General corporate, net	(57)	(44)	(59)
Transaction and integration costs(1)	(120)	—	—
Restructuring and asset impairment charges	—	(45)	—
Income from continuing operations before income taxes	931	935	962
Income tax expense	(226)	(208)	(268)
Income from continuing operations	$705	$727	$694
(1)During the year ended September 30, 2017, the Company incurred $96 million of transaction and integration costs related to the B/E Aerospace acquisition and $24 million of transaction costs related to the proposed acquisition of Rockwell Collins by UTC. During this period, the Company also incurred $29 million of bridge facility fees related to the B/E Aerospace acquisition, which are included in Interest expense. Therefore, total transaction, integration and financing costs during this period were $149 million.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the identifiable assets and investments in equity affiliates at September 30, 2017, 2016 and 2015, as well as the provision for depreciation and amortization, the amount of capital expenditures for property and earnings from equity affiliates for each of the three years ended September 30, for each of the operating segments and Corporate:

(in millions)	2017	2016	2015
Identifiable assets:
Interior Systems	$10,030	$—	$—
Commercial Systems	3,124	3,050	2,906
Government Systems	2,022	2,052	1,953
Information Management Services	1,917	1,906	1,886
Corporate	904	691	549
Total identifiable assets	$17,997	$7,699	$7,294
Investments in equity affiliates:
Interior Systems	$—	$—	$—
Commercial Systems	1	4	7
Government Systems	6	6	6
Information Management Services	—	—	—
Total investments in equity affiliates	$7	$10	$13
Depreciation and amortization:
Interior Systems	$130	$—	$—
Commercial Systems	132	125	117
Government Systems	79	74	83
Information Management Services	58	54	52
Total depreciation and amortization	$399	$253	$252
Capital expenditures for property:
Interior Systems	$43	$—	$—
Commercial Systems	72	74	90
Government Systems	68	69	81
Information Management Services	57	50	39
Total capital expenditures for property	$240	$193	$210
Earnings (loss) from equity affiliates:
Interior Systems	$—	$—	$—
Commercial Systems	(2)	(3)	—
Government Systems	—	2	3
Information Management Services	—	—	—
Total earnings (loss) from equity affiliates	$(2)	$(1)	$3

The Company's operating segments share many common resources, infrastructures and assets in the normal course of business. Certain assets have been allocated between the operating segments primarily based on occupancy or usage, principally property, plant and equipment. Identifiable assets at Corporate consist principally of cash and net deferred income tax assets for all years presented.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes sales by product category for the years ended September 30, 2017, 2016 and 2015:

(in millions)	2017	2016	2015
Interior Systems sales categories:
Interior products and services	$821	$—	$—
Aircraft seating	585	—	—
Interior Systems sales	1,406	—	—

Commercial Systems sales categories:
Air transport aviation electronics	1,470	1,430	1,385
Business and regional aviation electronics	948	965	1,049
Commercial Systems sales	2,418	2,395	2,434

Government Systems sales categories:
Avionics	1,472	1,483	1,436
Communication and navigation	808	723	751
Government Systems sales	2,280	2,206	2,187

Information Management Services sales	718	658	623

Total sales	$6,822	$5,259	$5,244

The Interior Systems interior products and services and aircraft seating sales categories are delineated based on the nature of underlying products. The Commercial Systems air transport and business and regional aviation electronics sales categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the years ended September 30, 2017, 2016 and 2015, sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $19 million, $38 million and $57 million, respectively. The Government Systems avionics and communication and navigation sales categories are delineated based upon underlying product technologies.

The following table reflects sales for the years ended September 30, 2017, 2016 and 2015 by location of our customers and property at September 30, 2017, 2016 and 2015 by geographic region:

	Sales			Property
(in millions)	2017	2016	2015	2017	2016	2015
U.S.(1)	$3,873	$3,292	$3,174	$1,134	$921	$861
Europe / Africa / Middle East	1,607	937	1,070	152	86	83
Asia-Pacific	787	545	503	94	17	15
Americas, excluding U.S.	555	485	497	18	11	5
Non U.S.	2,949	1,967	2,070	264	114	103
Total	$6,822	$5,259	$5,244	$1,398	$1,035	$964
(1) For the years ended September 30, 2017, 2016 and 2015, U.S. sales include revenue from foreign military sales of $139 million, $171 million and $171 million, respectively.

Sales are attributable to geographic region based on the location of our customers.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended September 30, 2017 and 2016 is summarized as follows:

	2017 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	Total
Sales	$1,193	$1,342	$2,094	$2,193	$6,822
Gross profit (total sales less product and service cost of sales)	377	412	570	595	1,954
Income from continuing operations	145	168	179	213	705
Income from discontinued operations, net of taxes	—	—	—	—	—
Net income	$145	$168	$179	$213	$705
Earnings per share:
Basic
Continuing operations	$1.11	$1.28	$1.13	$1.31	$4.85
Discontinued operations	—	—	—	—	—
Basic earnings per share	$1.11	$1.28	$1.13	$1.31	$4.85
Diluted
Continuing operations	$1.10	$1.27	$1.12	$1.29	$4.79
Discontinued operations	—	—	—	—	—
Diluted earnings per share	$1.10	$1.27	$1.12	$1.29	$4.79

Net income includes $14 million, $13 million, $82 million and $16 million of pre-tax transaction, integration and financing cost associated with the B/E Aerospace acquisition for the first, second, third and fourth quarters of 2017, respectively. In addition, Net income in the fourth quarter of 2017 includes $24 million of pre-tax transaction costs associated with the pending acquisition of the Company by UTC.

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

Evaluation of Disclosure Controls and Procedures

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

Evaluation of Internal Control Over Financial Reporting

Management's report on internal control over financial reporting as of September 30, 2017 is included within Item 8 of this Annual Report on Form 10-K. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 9A of this Annual Report on Form 10-K.

On April 13, 2017, Rockwell Collins completed the acquisition of B/E Aerospace. Accordingly, the acquired assets and liabilities of B/E Aerospace are included in our consolidated balance sheet as of September 30, 2017, and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from April 13, 2017 through September 30, 2017. With the exception of goodwill and intangible assets, which were integrated into the Rockwell Collins’ control environment, we have elected to exclude B/E Aerospace from the scope of our report on internal control over financial reporting as of September 30, 2017. The excluded financial position of B/E Aerospace represented 9 percent of our total assets at September 30, 2017, and its results of operations increased our total sales by 26 percent and increased income from continuing operations before income taxes by 23 percent during the year ended September 30, 2017.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Rockwell Collins, Inc.

We have audited the internal control over financial reporting of Rockwell Collins, Inc. and subsidiaries (the "Company") as of September 29, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, with the exception of goodwill and intangible assets which were integrated into the Company’s control environment, management has elected to exclude B/E Aerospace, Inc. (“B/E Aerospace”), which was acquired on April 13, 2017, from its assessment of internal control over financial reporting. B/E Aerospace’s financial position constituted 9 percent of the Company’s total assets at September 29, 2017, and its results of operations increased total sales by 26 percent and increased income from continuing operations before income taxes by 23 percent, during the year ended September 29, 2017. Accordingly, our audit did not include the internal control over financial reporting at B/E Aerospace. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 29, 2017 of the Company and our report dated November 14, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 14, 2017

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors, Audit Committee Report and Section 16(a) Beneficial Ownership Reporting Compliance in the 2018 Proxy Statement. See also the information with respect to executive officers of the Company under Item 4A of Part I.

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

See the information under the captions Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Summary Compensation Table, Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal Year End, Option Exercises and Stock Vested, Pension Benefits, Non-Qualified Deferred Compensation and Potential Payments Upon Termination of Change of Control in the 2018 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions Voting Securities and Equity Ownership of Certain Beneficial Owners and Management in the 2018 Proxy Statement.

Equity Compensation Plan Information

The following table gives information as of September 30, 2017 about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights		(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved By Security Holders(1)	4,714,767	(2)(5)	$71.67	7,211,294	(3)(4)
Equity Compensation Plans Not Approved By Security Holders	0		0	0
Total	4,714,767		$71.67	7,211,294
(1) Consists of the 2015 Long Term Incentives Plan.
(2) Includes 724,523 performance shares, which is the maximum number of shares that can be issued in the future if maximum performance is achieved under performance agreements granted in November 2015 and 2016. Of these performance shares, 125,883 will be issued in November 2017 based on performance shares granted in November 2014. Also includes 512,278 restricted stock units (RSUs). Such performance shares and RSUs are not included in the weighted average price calculation.
(3) Excludes 2,400,772 shares available under our ESPP. Further purchases under the ESPP were suspended on September 29, 2017 pursuant to the UTC Merger Agreement. If the UTC Merger is completed, the ESPP will be terminated.
(4) Of the 7,211,294 shares available for future grant under the 2015 Long-Term Incentives Plan, each share issued pursuant to an award of restricted stock, restricted stock units, performance shares and performance units counts as 3.55 shares against this limit in accordance with the terms of the plan.
(5) Concurrent with the B/E Aerospace acquisition that occurred in April 2017, Rockwell Collins assumed the B/E Aerospace restricted stock units granted under the B/E Aerospace 2005 Long-Term Incentive Plan. There will be 191,423 Rockwell Collins shares that will be issued when the B/E Aerospace restricted stock units are vested. Rockwell Collins did not assume the B/E Aerospace 2005 Long-Term Incentive Plan and no further awards will be made under this plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the caption Governance: Board of Directors and Committees and Certain Transactions and Other Relationships in the 2018 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

See the information under the caption Proposal to Approve the Selection of Independent Registered Public Accounting Firm in the 2018 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)		Financial Statements, Financial Statement Schedules and Exhibits.
	(1)	Financial Statements
The financial statements are included under Item 8 of this Annual Report on Form 10-K:
Consolidated Statement of Financial Position, as of September 30, 2017 and 2016
Consolidated Statement of Operations, years ended September 30, 2017, 2016 and 2015
Consolidated Statement of Comprehensive Income, years ended September 30, 2017, 2016 and 2015
Consolidated Statement of Cash Flows, years ended September 30, 2017, 2016 and 2015
Consolidated Statement of Equity, years ended September 30, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
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
4-a-1
Indenture dated as of November 1, 2001 between the Company and Citibank, N.A., as Trustee, filed as Exhibit 4.b.1 to the Company's Registration Statement on Form S-3 (No. 333-72914), is incorporated herein by reference.

4-a-2
Form of Supplemental Indenture dated as of December 4, 2006 between the Company and The Bank of New York Trust Company, N.A. (as incoming trustee), filed as Exhibit 4-a-4 to the Company's Form 8-K dated November 9, 2006, is incorporated herein by reference.

4-a-3
Second Supplemental Indenture, dated as of April 10, 2017, between the Company, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated April 10, 2017, is incorporated herein by reference.

	4-a-4	Form of certificate for the Company's 5.25% Notes due July 15, 2019, filed as Exhibit 4 to the Company's Form 8-K dated May 1, 2009, is incorporated herein by reference.
	4-a-5	Form of certificate for the Company's 3.100% notes due November 15, 2021, filed as Exhibit 4 to the Company's Form 8-K dated November 16, 2011, is incorporated herein by reference.
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

	4-a-7	Form of certificate for the Company's Floating Rate Notes due 2016, filed as Exhibit 4.1 to the Company's Form 8-K dated December 17, 2013, is incorporated herein by reference.
	4-a-8	Form of certificate for the Company's 3.700% Notes due 2023, filed as Exhibit 4.2 to the Company's Form 8-K dated December 17, 2013, is incorporated herein by reference.
	4-a-9	Form of certificate for the Company's 4.800% Notes due 2043, filed as Exhibit 4.3 to the Company's Form 8-K dated December 17, 2013, is incorporated herein by reference.
4-a-10
Underwriting Agreement, dated March 28, 2017, between the Company and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several Underwriters named in Schedule 1 to the Underwriting Agreement, filed as Exhibit 1 to the Company's Form 8-K dated March 28, 2017, is incorporated herein by reference.

4-a-11	Form of certificate for the Company’s 1.950% Notes due July 15, 2019, filed as Exhibit 4.2 to the Company’s Form 8-K dated April 10, 2017, is incorporated herein by reference.
4-a-12	Form of certificate for the Company’s 2.800% Notes due March 15, 2022, filed as Exhibit 4.3 to the Company’s Form 8-K dated April 10, 2017, is incorporated herein by reference.
4-a-13	Form of certificate for the Company’s 3.200% Notes due March 15, 2024, filed as Exhibit 4.4 to the Company’s Form 8-K dated April 10, 2017, is incorporated herein by reference.
4-a-14	Form of certificate for the Company’s 3.500% Notes due March 15, 2027, filed as Exhibit 4.5 to the Company’s Form 8-K dated April 10, 2017, is incorporated herein by reference.
4-a-15	Form of certificate for the Company’s 4.350% Notes due April 15, 2047, filed as Exhibit 4.6 to the Company’s Form 8-K dated April 10, 2017, is incorporated herein by reference.
*10-a-1	The Company's 2006 Long-Term Incentives Plan, as amended, filed as Appendix A to the Company's Notice and Proxy Statement dated December 18, 2009, is incorporated herein by reference.
*10-a-2
The Company's First Amendment to the Amended and Restated 2006 Long-Term Incentives Plan, as amended, filed as Exhibit 10-a-1 to the Company's Form 10-Q for the quarter ended June 30, 2012, is incorporated herein by reference.

*10-a-3	Form of Restricted Stock Unit Award under the Company's 2006 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company's Form 8-K dated February 7, 2006, is incorporated herein by reference.
*10-a-4
Forms of Stock Option Agreements under the Company's 2006 Long-Term Incentives Plan filed as Exhibit 10-a-8 to the Company's Form 10-K for year ended September 30, 2006, is incorporated herein by reference.

*10-a-5
The Company's 2006 Annual Incentive Compensation Plan for Senior Executives, as amended and restated, filed as Exhibit 10-a-1 to the Company's Form 10-Q for quarter ended December 31, 2015, is incorporated herein by reference.

*10-a-6
Forms of Stock Option Agreements, adopted November 20, 2009, under the Company's 2006 Long-Term Incentives Plan, filed as Exhibit 10-a-9 to the Company's Form 10-K for year ended September 30, 2009, is incorporated herein by reference.

*10-a-7	The Company’s 2015 Long-Term Incentives Plan filed as Appendix B to the Company’s Notice and Proxy Statement dated December 17, 2014, is incorporated herein by reference.
*10-a-8
Form of Stock Option Agreement under the Company’s 2006 and 2015 Long-Term Incentives Plans, filed as Exhibit 10-a-1 to the Company’s Form 10-Q for the quarter ended December 31, 2014, is incorporated herein by reference.

*10-a-9	Form of Three-Year Performance Share Agreement filed as Exhibit 10-q-1 to the Company's Form 10-Q for the quarter ended December 31, 2015, is incorporated herein by reference.
*10-a-10
Form of Performance Share Agreement under the Company’s 2015 Long-Term Incentives Plan, filed as Exhibit 10-a-1 to the Company’s Form 10-Q for the quarter ended March 31, 2017, is incorporated herein by reference.

*10-a-11
Form of Restricted Stock Unit Award for Non-Employee Directors under the Company’s 2015 Long-Term Incentives Plan, filed as Exhibit 10-a-13 to the Company’s Form 10-K for the year ended September 30, 2015, is incorporated herein by reference.

*10-a-12
Restricted Stock Unit Agreement for Werner Lieberherr dated November 15, 2016, filed as Exhibit 10-a-1 to the Company’s Form 10-Q for the quarter ended July 28, 2017, is incorporated herein by reference.

*10-a-13
Restricted Stock Unit Cash Replacement Letter for Werner Lieberherr dated April 17, 2017, filed as Exhibit 10-a-2 to the Company’s Form 10-Q for the quarter ended July 28, 2017, is incorporated herein by reference.

*10-b-1
The Company's Directors Stock Plan, adopted by the Company's Board of Directors on June 1, 2001 and approved by the Company's shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 001-16445) (the "Form 10"), is incorporated herein by reference.

*10-b-3	Form of Restricted Stock Agreement under the Company's Directors Stock Plan, filed as Exhibit 10-b-3 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-c-1	Compensation Recovery Policy acknowledgment and agreement filed as Exhibit 10-c-1 to the Company's Form 10-Q for the quarter ended December 31, 2012, is incorporated herein by reference.
*10-d-1	The Company's Incentive Compensation Plan, as amended, filed as Exhibit 10-a-1 to the Company's Form 10-Q for the quarter ended December 31, 2015, is incorporated herein by reference.
*10-e-1	Employment Agreement for Werner Lieberherr dated as of October 21, 2016, filed as Exhibit 10-e-1 to the Company’s Form 10-Q for the quarter ended July 28, 2017, is incorporated herein by reference.

*10-e-2
Death Benefit Agreement dated November 30, 2012, between B/E Aerospace, Inc. and Werner Lieberherr, filed as Exhibit 10-e-2 to the Company’s Form 10-Q for the quarter ended July 28, 2017, is incorporated herein by reference.

*10-f-1	The Company's Deferred Compensation Plan, as amended, filed as Exhibit 10-f-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-f-2	The Company's 2005 Deferred Compensation Plan, as amended and restated, filed as Exhibit 10-f-1 to the Company's Form 10-Q for quarter ended March 31, 2014, is incorporated herein by reference.
*10-f-3
The Company’s 2005 Deferred Compensation Plan, as amended and restated as of June 27, 2017, filed as Exhibit 10-f-1 to the Company’s Form 10-Q for quarter ended July 28, 2017, is incorporated herein by reference.

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

*10-h-3
Amendment No. 2 to the Company’s 2005 Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-1 to the Company’s Form 10-Q for the quarter ended March 31, 2017, is incorporated herein by reference.

*10-h-4	The Company's Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-3 to the Company's Form 10-K for the year ended September 30, 2008, is incorporated herein by reference.
*10-i-1	The Company's Master Trust, as amended, filed as Exhibit 10-i-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
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
10-o-1
Bridge Credit Agreement dated as of December 16, 2016, among us, the lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s Form 8-K dated December 16, 2016, is incorporated herein by reference.

10-o-2
Term Loan Credit Agreement dated as of December 16, 2016, among us, the lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to the Company’s Form 8-K dated December 16, 2016, is incorporated herein by reference.

10-o-3
Five-Year Credit Agreement dated as of December 16, 2016, among us, the lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.3 to the Company’s Form 8-K dated December 16, 2016, is incorporated herein by reference.

*10-s-1	Non-Employee Director Compensation Summary, filed as Exhibit 10-s-1 to the Company’s Form 10-K for the year ended September 30, 2016, is incorporated herein by reference.
*10-s-2	Non-Employee Director Deferral Election Forms, filed as Exhibit 10-s-2 to the Company’s Form 10-K for the year ended September 30, 2016, is incorporated herein by reference.
10-t-1
Agreement and Plan of Merger, dated as of October 23, 2016, by and among Rockwell Collins, Inc., Quarterback Merger Sub Corp., and B/E Aerospace, Inc., filed as Exhibit 2.1 to the Company’s Form 8-K dated October 23, 2016, is incorporated herein by reference.

10-t-2
Agreement and Plan of Merger, dated as of September 4, 2017, by and among United Technologies Corporation, Riveter Merger Sub Corp. and Rockwell Collins, Inc., filed as Exhibit 2.1 to the Company’s Form 8-K dated September 6, 2017, is incorporated herein by reference.

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
Robert J. Perna Senior Vice President, General Counsel and Secretary

Dated: November 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 14th day of November 2017 by the following persons on behalf of the registrant and in the capacities indicated.

	/s/ ROBERT K. ORTBERG	Chairman, President and Chief Executive Officer (principal executive officer)
Robert K. Ortberg
	ANTHONY J. CARBONE*	Director
	CHRIS A. DAVIS*	Director
	RALPH E. EBERHART*	Director
	JOHN A. EDWARDSON*	Director
	RICHARD G. HAMERMESH*	Director
	DAVID LILLEY*	Director
	ANDREW J. POLICANO*	Director
	CHERYL L. SHAVERS*	Director
	JEFFREY L. TURNER*	Director
	JOHN T. WHATES*	Director

	/s/ PATRICK E. ALLEN	Senior Vice President and Chief Financial Officer (principal financial officer)
Patrick E. Allen
	/s/ TATUM J. BUSE	Vice President, Finance and Corporate Controller (principal accounting officer)
Tatum J. Buse
*By	/s/ ROBERT J. PERNA
Robert J. Perna, Attorney-in-fact**

** By authority of the powers of attorney filed herewith.

S-1