Form 10-Q
period 2017-12-31
ROCKWELL COLLINS INC
filed 2018-01-26
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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

163,942,914 shares of the registrant's Common Stock were outstanding on January 22, 2018.

ROCKWELL COLLINS, INC.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	December 31, 2017	September 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$583	$703
Receivables, net	1,513	1,426
Inventories, net	2,557	2,451
Other current assets	173	180
Total current assets	4,826	4,760

Property	1,408	1,398
Goodwill	9,206	9,158
Customer Relationship Intangible Assets	1,475	1,525
Other Intangible Assets	587	604
Deferred Income Tax Asset	21	21
Other Assets	529	531
TOTAL ASSETS	$18,052	$17,997
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$877	$479
Accounts payable	758	927
Compensation and benefits	272	385
Advance payments from customers	332	361
Accrued customer incentives	236	287
Product warranty costs	186	186
Other current liabilities	433	444
Total current liabilities	3,094	3,069

Long-term Debt, Net	6,498	6,676
Retirement Benefits	1,124	1,208
Deferred Income Tax Liability	250	331
Other Liabilities	725	663

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: December 31, 2017, 175.0; September 30, 2017, 175.0)	2	2
Additional paid-in capital	4,556	4,559
Retained earnings	4,064	3,838
Accumulated other comprehensive loss	(1,548)	(1,575)
Common stock in treasury, at cost (shares held: December 31, 2017, 11.1; September 30, 2017, 12.1)	(720)	(781)
Total shareowners’ equity	6,354	6,043
Noncontrolling interest	7	7
Total equity	6,361	6,050
TOTAL LIABILITIES AND EQUITY	$18,052	$17,997
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	December 31
	2017	2016
Sales:
Product sales	$1,766	$980
Service sales	245	213
Total sales	2,011	1,193

Costs, expenses and other:
Product cost of sales	1,300	668
Service cost of sales	163	148
Selling, general and administrative expenses	204	148
Transaction and integration costs	27	11
Interest expense	64	20
Other income, net	(4)	(5)
Total costs, expenses and other	1,754	990

Income before income taxes	257	203
Income tax (benefit) expense	(23)	58

Net income	$280	$145

Earnings per share:
Basic earnings per share	$1.71	$1.11
Diluted earnings per share	$1.69	$1.10

Weighted average common shares:
Basic	163.4	130.4
Diluted	165.4	131.9

Cash dividends per share	$0.33	$0.33

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended
	December 31
	2017	2016
Net income	$280	$145
Unrealized foreign currency translation and other adjustments	15	(21)
Pension and other retirement benefits adjustments (net of taxes for the three months ended December 31, 2017 and 2016 of $8 and $9, respectively)	14	16
Foreign currency cash flow hedge adjustments (net of taxes for the three months ended December 31, 2017 and 2016 of $(1) and $0, respectively)	(2)	(3)
Comprehensive income	$307	$137

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	December 31
	2017	2016
Operating Activities:
Net income	$280	$145
Adjustments to arrive at cash provided by operating activities:
Depreciation	51	37
Amortization of intangible assets, pre-production engineering costs and other	95	23
Amortization of acquired contract liability	(30)	—
Stock-based compensation expense	9	6
Compensation and benefits paid in common stock	13	16
Deferred income taxes	(123)	11
Pension plan contributions	(58)	(58)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(74)	47
Production inventory	(96)	(84)
Pre-production engineering costs	(32)	(38)
Accounts payable	(151)	(49)
Compensation and benefits	(114)	(71)
Advance payments from customers	(30)	(29)
Accrued customer incentives	(50)	11
Product warranty costs	(1)	(3)
Income taxes	91	(16)
Other assets and liabilities	(39)	(49)
Cash (Used for) Operating Activities	(259)	(101)
Investing Activities:
Property additions	(74)	(52)
Acquisition of business, net of cash acquired	—	(11)
Other investing activities	6	—
Cash (Used for) Investing Activities	(68)	(63)
Financing Activities:
Repayment of long-term debt, including current portion	(176)	(300)
Purchases of treasury stock(1)	(11)	(5)
Cash dividends	(54)	(43)
Increase in short-term commercial paper borrowings, net	398	480
Proceeds from the exercise of stock options	47	15
Other financing activities	(2)	(1)
Cash Provided by Financing Activities	202	146
Effect of exchange rate changes on cash and cash equivalents	5	(14)
Net Change in Cash and Cash Equivalents	(120)	(32)
Cash and Cash Equivalents at Beginning of Period	703	340
Cash and Cash Equivalents at End of Period	$583	$308
(1) Includes net settlement of employee tax withholding upon vesting of share-based payment awards.

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at September 30, 2017	162.9	$2	$4,559	$3,838	$(1,575)	$(781)	$7	$6,050
Net income	—	—	—	280	—	—	—	280
Other comprehensive income	—	—	—	—	27	—	—	27
Cash dividends	—	—	—	(54)	—	—	—	(54)
Shares issued:
Exercise of stock options	0.8	—	(5)	—	—	52	—	47
Vesting of performance shares and restricted stock units	0.1	—	(14)	—	—	3	—	(11)
Employee savings plan	0.1	—	7	—	—	6	—	13
Stock-based compensation	—	—	9	—	—	—	—	9
Balance at December 31, 2017	163.9	$2	$4,556	$4,064	$(1,548)	$(720)	$7	$6,361

Balance at September 30, 2016	130.2	$1	$1,506	$3,327	$(1,898)	$(858)	$6	$2,084
Net income	—	—	—	145	—	—	—	145
Other comprehensive income	—	—	—	—	(8)	—	—	(8)
Cash dividends	—	—	—	(43)	—	—	—	(43)
Shares issued:
Exercise of stock options	0.3	—	(2)	—	—	17	—	15
Vesting of performance shares and restricted stock units	0.1	—	(12)	—	—	5	—	(7)
Employee stock purchase plan	—	—	1	—	—	2	—	3
Employee savings plan	0.1	—	3	—	—	10	—	13
Stock-based compensation	—	—	6	—	—	—	—	6
Balance at December 31, 2016	130.7	$1	$1,502	$3,429	$(1,906)	$(824)	$6	$2,208

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2017.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

On September 4, 2017, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with United Technologies Corporation (UTC). The Merger Agreement provides that the Company will be acquired by UTC. Each Company shareowner will receive $93.33 per share in cash and $46.67 in shares of UTC common stock in the merger, subject to a 7.5 percent collar centered on UTC's August 22, 2017 closing share price of $115.69. The transaction, which is expected to close by the third calendar quarter of 2018, is subject to the satisfaction of customary closing conditions and approval by certain regulators. The Company incurred $10 million of merger-related costs during the three months ended December 31, 2017. These costs are included in Transaction and integration costs in the Condensed Consolidated Statement of Operations. At December 31, 2017, $18 million of merger-related costs, including amounts expensed in fiscal year 2017, were unpaid and included in Accounts payable and Compensation and benefits on the Condensed Consolidated Statement of Financial Position.

On April 13, 2017, the Company acquired B/E Aerospace, a leading manufacturer of aircraft cabin interior products and services. Prior to 2018, the financial results of the entire B/E Aerospace business were reported in a new Interior Systems segment. Beginning in 2018, the B/E Aerospace thermal and electronic systems product lines, which primarily serve military and government customers, are now being reported in the Government Systems segment. This reorganization is expected to generate additional revenue synergy opportunities for the Company. The results of operations of the acquired B/E Aerospace business are now reported in the Interior Systems and Government Systems business segments.

2.	Recently Issued Accounting Standards

In March 2017, the Financial Accounting Standards Board (FASB) issued a new standard on presentation of the net periodic cost of postretirement benefit programs. The new standard requires sponsors of defined benefit postretirement plans to present the non-service cost components of net periodic benefit cost separate from the service cost component on the income statement. The new standard also requires that the non-service cost components of net periodic benefit cost no longer be capitalized within assets. The Company is evaluating the effects the standard will have on the Company's consolidated financial statements and related disclosures beyond the change in income statement presentation. This new standard is effective for the Company in 2019, with early adoption permitted.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In February 2016, the FASB issued a comprehensive new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees. The central requirement of the new standard is that lessees must recognize lease-related assets and liabilities for all leases with a term longer than 12 months. The Company is evaluating the effect the standard will have on the Company's consolidated financial statements and related disclosures, but expects a material change to the balance sheet due to the recognition of right-of-use assets and lease liabilities related to the Company's portfolio of real estate leases. The new guidance is not expected to materially impact accounting for those leases the Company enters into with customers. The new standard is effective for the Company in 2020, with early adoption permitted.

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

The Company continues to evaluate the impacts associated with the new standard and refine estimated impacts of adoption on the financial statements and related disclosures. The Company is in the process of implementing changes to business processes, systems and internal controls required to implement the new accounting standard. The Company now intends to utilize the modified retrospective transition approach.

Other new accounting standards issued but not effective until after December 31, 2017, are not expected to have a material impact on the Company's financial statements.

3.	Acquisitions, Goodwill and Intangible Assets

Acquisitions

B/E Aerospace
On April 13, 2017, the Company completed the acquisition of B/E Aerospace, a leading manufacturer of aircraft cabin interior products and services, for $6.5 billion in cash and stock, plus the assumption of $2.0 billion of debt, net of cash acquired. The transaction combines the Company's capabilities in flight deck avionics, cabin electronics, mission communication and navigation, simulation and training and information management services with B/E Aerospace's range of cabin interior

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

products, which include seating, food and beverage preparation and storage equipment, lighting and oxygen systems and modular galley and lavatory systems for commercial airliners and business jets. The acquisition advances the Company’s global growth strategy by expanding the Company's previous focus on cockpit, cabin management, communication and connectivity solutions, and diversifies the Company's product portfolio and customer mix. Results of the acquired business are reported in the Interior Systems and Government Systems business segments (see Note 1).

The $6.5 billion gross purchase price for the acquisition of B/E Aerospace includes the following:

(in millions)
Cash consideration	$3,521
Value of common stock issued for B/E Aerospace common stock(1)	3,015
Total purchase price	$6,536
(1) 31.2 million shares of common stock issued to B/E Aerospace shareholders at the Company's April 13, 2017, closing share price of $96.63.

The cash consideration was financed through the issuance of $4.35 billion of senior unsecured notes and $1.5 billion borrowed under a senior unsecured syndicated term loan facility (see Note 7). The remaining proceeds of the debt offering were used to repay assumed B/E Aerospace debt and a portion of the Company's outstanding short-term commercial paper borrowings.

The following table, which is preliminary and subject to change, summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date. The final determination of the fair value of assets and liabilities will be completed within the one year measurement period as allowed by FASB Accounting Standards Codification Topic 805, Business Combinations. As of December 31, 2017, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary. The size and breadth of the B/E Aerospace acquisition necessitates use of the one-year measurement period to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, including, but not limited to, intangible assets, acquired contract liabilities, inventory, real property, leases, deferred tax liabilities related to the unremitted earnings of foreign subsidiaries, certain reserves and the related tax impacts of any changes made. Any potential adjustments will be made retroactively and could be material to the preliminary values presented below.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(in millions)	April 13, 2017
Cash and cash equivalents	$104
Receivables, net	485
Inventories, net (1)	545
Other current assets	56
Property	279
Intangible Assets	1,586
Other Assets	53
Total Identifiable Assets Acquired	3,108

Accounts payable	(234)
Compensation and benefits	(75)
Advance payments from customers	(62)
Accrued customer incentives	(48)
Product warranty costs	(117)
Other current liabilities (2)	(365)
Long-term Debt, Net	(2,119)
Retirement Benefits	(12)
Deferred Income Tax Liability	(335)
Other Liabilities (2)	(431)
Total Liabilities Assumed	(3,798)
Net Identifiable Assets Acquired, excluding Goodwill	(690)
Goodwill	7,226
Net Assets Acquired	$6,536
(1) Inventories, net includes a $74 million adjustment to state Work in process and Finished goods inventories at their fair value as of the acquisition date. The inventory fair value adjustment was amortized as a non-cash increase to Cost of sales during the year ended September 30, 2017.
(2) As of the acquisition date, the Company made adjustments totaling $486 million related to acquired existing long-term contracts with terms less favorable than could be realized in market transactions as of the acquisition date. The adjustments were primarily recognized within Other current liabilities and Other Liabilities based upon estimates regarding the period in which the liabilities will be amortized to the Condensed Consolidated Statement of Operations as non-cash reductions to Cost of sales. $30 million of the acquired contract liabilities were recognized as a reduction to Cost of sales during the three months ended December 31, 2017.

During the three months ended December 31, 2017, revisions were made to the estimated acquisition-date fair value of assets acquired and liabilities assumed. The revisions were primarily due to a change in estimate with respect to the future repatriation of certain foreign earnings and recognition of a liability associated with the KLX Tax Sharing and Indemnification Agreement (see note 14). The measurement period adjustments resulted in a $41 million net increase to Goodwill and did not have a material impact on the financial results of prior periods.

The Intangible Assets included above consist of the following:

	Weighted Average Life (in years)	Fair Value (in millions)
Developed technology	9	$435
Seating customer relationships	6	860
Other customer relationships	8	291
Total	7	$1,586

The preliminary purchase price allocation resulted in the recognition of $7.226 billion of goodwill, none of which is expected to be deductible for tax purposes. The Company is in the process of allocating goodwill by segment, and as of December 31, 2017 the Company has preliminarily included the goodwill in the Interior Systems and Government Systems segments. The goodwill is a result of expected cost synergies from the consolidation of certain corporate and administrative functions, supply

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

chain savings and low-cost manufacturing, expected revenue synergies from the integration of legacy products and technologies with those of B/E Aerospace and intangible assets that do not qualify for separate recognition, such as the assembled B/E Aerospace workforce.

B/E Aerospace's results of operations have been included in the Company's operating results for the periods subsequent to the completion of the acquisition on April 13, 2017. B/E Aerospace contributed sales of $716 million and net income of $76 million, excluding the discrete impacts of the Tax Cuts and Jobs Act (see Note 11), for the three months ended December 31, 2017.

Transaction, Integration and Financing Costs
The Company recorded total transaction, integration and financing costs related to the B/E Aerospace acquisition in the Condensed Consolidated Statement of Operations as follows:

	Three Months Ended
	December 31
(in millions)	2017	2016
Transaction and integration costs	$17	$11
Interest expense	—	3
Total Transaction, integration and financing costs	$17	$14

At December 31, 2017, $12 million of transaction, integration and financing costs were unpaid and included in Accounts payable on the Condensed Consolidated Statement of Financial Position.

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

	Three Months Ended
	December 31
	2017	2016
(in millions, except per share amounts)	(as Reported)	(Pro forma)
Sales	$2,011	$1,923
Net income attributable to common shareowners	280	197
Basic earnings per share	1.71	1.22
Diluted earnings per share	1.69	1.21

The following significant adjustments were made to account for certain transactions and costs that would have occurred if the acquisition had been completed on October 1, 2015. These adjustments are net of any applicable tax impact and were included to arrive at the pro forma results above.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended
	December 31
(in millions)	2017	2016
Increases / (decreases) to pro forma net income:
Net reduction to depreciation resulting from fixed asset adjustments (1)	$—	$5
Advisory, legal and accounting service fees (2)	—	26
Amortization of acquired B/E Aerospace intangible assets, net (3)	—	(38)
Interest expense incurred on acquisition financing, net (4)	—	(14)
Long-term contract program adjustments (5)	—	(11)
Acquired contract liability amortization (6)	—	21
Compensation adjustments (7)	—	3
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
(7) Reflects reduction in compensation expense due to the vesting of B/E Aerospace stock awards upon the acquisition and the termination of certain B/E Aerospace executives and board members.

Pulse.aero
On December 20, 2016, the Company acquired 100 percent of the outstanding shares of Pulse.aero, a United Kingdom based company specializing in self-bag drop technologies used by airlines and airports. The purchase price, net of cash acquired, was $16 million, of which $14 million was paid during the year ended September 30, 2017 and $1 million was paid during the three months ended December 31, 2017. On the acquisition date, the Company recorded a $5 million liability for the fair value of post-closing consideration that may be paid, contingent upon the achievement of certain revenue targets and development milestones. The Company made contingent consideration payments of $2 million during the year ended September 30, 2017 and $1 million during the three months ended December 31, 2017. In the third quarter of 2017, the purchase price allocation was finalized, with $12 million allocated to goodwill and $6 million to intangible assets. The intangible assets have a weighted average life of approximately 9 years. None of the goodwill resulting from the acquisition is tax deductible. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will expand the Company's airport passenger processing offerings.

The B/E Aerosapce acquisition is included in the Interior Systems and Government Systems segments (see Note 1) and the Pulse.aero acquisition is included in the Information Management Services segment. The results of operations for the acquisitions have been included in the Company's operating results for the periods subsequent to the acquisition dates. Pro forma results of operations have not been presented for Pulse.aero as the effect of the acquisition is not material to the Company's consolidated results of operations.

Goodwill
Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Interior Systems	Commercial Systems	Government Systems	Information Management Services	Total
Balance at September 30, 2017	$7,223	$325	$506	$1,104	$9,158
B/E Aerospace acquisition adjustments	(344)	—	385	—	41
Foreign currency translation adjustments	7	—	—	—	7
Balance at December 31, 2017	$6,886	$325	$891	$1,104	$9,206

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The reorganization of the B/E Aerospace thermal and electronic systems product lines (see Note 1) resulted in the reclassification of $385 million of Goodwill from Interior Systems to Government Systems.

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year, or at any time there is an indication goodwill or indefinite-lived intangibles are more-likely-than-not impaired, commonly referred to as triggering events. There have been no such triggering events during any of the periods presented and the Company's fourth quarter 2017 impairment tests resulted in no impairment.

Intangible Assets
Intangible assets are summarized as follows:

	December 31, 2017			September 30, 2017
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$807	$(274)	$533	$806	$(256)	$550
Backlog	6	(5)	1	6	(5)	1
Customer relationships:
Acquired	1,495	(263)	1,232	1,495	(213)	1,282
Up-front sales incentives	340	(97)	243	336	(93)	243
License agreements	16	(11)	5	15	(10)	5
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	47	—	47	47	—	47
Intangible assets	$2,726	$(664)	$2,062	$2,720	$(591)	$2,129

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
Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of December 31, 2017, the weighted average amortization period remaining for up-front sales incentives was approximately 10 years.
Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2018	2019	2020	2021	2022	Thereafter
Anticipated amortization expense for up-front sales incentives	$20	$24	$26	$27	$27	$123
Anticipated amortization expense for all other intangible assets	268	266	265	265	262	515
Total	$288	$290	$291	$292	$289	$638

Amortization expense for intangible assets for the three months ended December 31, 2017 and 2016 was $73 million and $12 million, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	December 31, 2017	September 30, 2017
Billed	$1,118	$1,055
Unbilled	492	461
Less progress payments	(84)	(78)
Total	1,526	1,438
Less allowance for doubtful accounts	(13)	(12)
Receivables, net	$1,513	$1,426

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included in Other Assets. Receivables, net due from equity affiliates were $64 million and $42 million at December 31, 2017 and September 30, 2017, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not yet been billed to customers in accordance with applicable contract terms.

The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under factoring agreements arranged by certain customers. Under the terms of the agreements, the Company retains no rights or interest and has no obligations with respect to the sold receivables. The Company accounts for these transactions as sales of receivables and records cash proceeds when received as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. Cash generated by participating in these programs was $146 million and $98 million during the three months ended December 31, 2017 and 2016, respectively. The impact on cash provided by (used for) operating activities during the three months ended December 31, 2017 and 2016, was $(8) million and $38 million, respectively. The cost of participating in these programs was immaterial to the Company's results.

5.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	December 31, 2017	September 30, 2017
Finished goods	$271	$259
Work in process	364	347
Raw materials, parts and supplies	741	677
Less progress payments	(7)	(7)
Total	1,369	1,276
Pre-production engineering costs	1,188	1,175
Inventories, net	$2,557	$2,451

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2018	2019	2020	2021	2022	Thereafter
Anticipated amortization expense for pre-production engineering costs	$90	$132	$149	$147	$139	$550

Amortization expense for pre-production engineering costs for the three months ended December 31, 2017 and 2016 was $19 million and $11 million, respectively. As of December 31, 2017, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 10 years.

6.	Other Assets

Other assets are summarized as follows:

(in millions)	December 31, 2017	September 30, 2017
Long-term receivables	$204	$211
Investments in equity affiliates	6	7
Exchange and rental assets (net of accumulated depreciation of $109 at December 31, 2017 and $106 at September 30, 2017)	71	71
Other	248	242
Other Assets	$529	$531

Long-Term Receivables
Long-term receivables expected to be collected beyond the next twelve months are principally comprised of unbilled accounts receivables pursuant to sales recorded under the percentage-of-completion method of accounting that have not yet been billed to customers in accordance with applicable contract terms.

Investments in Equity Affiliates
The Company's investments in equity affiliates primarily consist of seven joint ventures, each 50 percent owned and accounted for under the equity method. The Company records income or loss from equity affiliates in Other income, net on the Condensed Consolidated Statement of Operations. The Company's sales to equity affiliates were $50 million and $67 million for the three months ended December 31, 2017 and 2016, respectively. Deferred profit from sales to equity affiliates was $1 million at December 31, 2017, and $2 million at September 30, 2017.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service-related activities. These assets are recorded at acquisition cost or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $3 million and $2 million for the three months ended December 31, 2017 and 2016, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Debt

Short-term Debt

(in millions, except weighted average amounts)	December 31, 2017	September 30, 2017
Short-term commercial paper borrowings outstanding (1)	$728	$330
Current portion of long-term debt	149	149
Short-term debt	$877	$479
Weighted average annualized interest rate of commercial paper borrowings	1.63%	1.45%
Weighted average maturity period of commercial paper borrowings (days)	11	18
(1) The maximum amount of short-term commercial paper borrowings outstanding during the three months ended December 31, 2017, was $879 million.

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1.5 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper program is supported by the Company's $1.5 billion revolving credit facility.

Revolving Credit Facilities
The Company has a $1.5 billion five-year senior unsecured revolving credit agreement with various banks. At December 31, 2017 and September 30, 2017, there were no outstanding borrowings under the Company's revolving credit facility.

Short-term credit facilities available to non-U.S. subsidiaries were $20 million as of December 31, 2017, of which $2 million was utilized to support commitments in the form of commercial letters of credit. At December 31, 2017 and September 30, 2017, there were no borrowings outstanding under these credit facilities.

At December 31, 2017 and September 30, 2017, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

Bridge Credit Facility
On December 16, 2016, pursuant to the B/E Aerospace acquisition, the Company entered into a $4.35 billion 364-day senior unsecured bridge term loan credit agreement with various banks. This bridge facility terminated upon receipt of proceeds from the new notes issued to finance a portion of the B/E Aerospace acquisition.
Long-term Debt
On December 16, 2016, pursuant to the B/E Aerospace acquisition, the Company entered into a $1.5 billion three-year senior unsecured term loan credit agreement with various banks. As of December 31, 2017, borrowings outstanding under this facility were $694 million and bear interest at LIBOR plus 1.25 percent amortized in equal quarterly installments of 2.5 percent, or $38 million, with the balance payable on April 13, 2020. During the three months ended December 31, 2017, the Company made principal prepayments of $138 million in accordance with the loan's prepayment provisions. Proceeds of borrowings under the term loan facility were used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses.

The revolving credit agreement and term loan credit agreement each include one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 68 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans). The Company was in compliance with this financial covenant at December 31, 2017. The credit facilities also contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity.

On April 10, 2017, the Company issued $4.65 billion of senior unsecured notes. The net proceeds of the offering were principally used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses. Net proceeds of $300 million were used to repay a portion of the Company's outstanding short-term commercial paper borrowings.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The principal amount of long-term debt, net of discount and debt issuance costs, is summarized as follows:

(in millions, except interest rate figures)	Interest Rate	December 31, 2017	September 30, 2017
Fixed-rate notes due:
July 2019	1.95%	$300	$300
July 2019	5.25%	300	300
November 2021	3.10%	250	250
March 2022	2.80%	1,100	1,100
December 2023	3.70%	400	400
March 2024	3.20%	950	950
March 2027	3.50%	1,300	1,300
December 2043	4.80%	400	400
April 2047	4.35%	1,000	1,000
Variable-rate term loan due:
April 2020	1 month LIBOR + 1.25%(1)	694	870
Fair value swap adjustment (see Notes 12 and 13)		9	14
Total		6,703	6,884
Less unamortized debt issuance costs and discounts		56	59
Less current portion of long-term debt		149	149
Long-term Debt, Net		$6,498	$6,676
(1) The Company has the option to elect a one, two, three or six-month LIBOR interest rate and has elected the one-month rate during the first quarter of 2018. The one-month LIBOR rate at December 31, 2017, was approximately 1.57 percent.

Cash payments for debt interest and fees during the three months ended December 31, 2017 and 2016, were $50 million and $41 million, respectively.

8.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

Components of Expense (Income)
The components of expense (income) for Pension Benefits and Other Retirement Benefits for the three months ended December 31, 2017 and 2016, are summarized as follows:

	Pension Benefits		Other Retirement Benefits
	Three Months Ended		Three Months Ended
	December 31		December 31
(in millions)	2017	2016	2017	2016
Service cost	$3	$3	$—	$—
Interest cost	30	28	1	1
Expected return on plan assets	(60)	(60)	—	—
Amortization:
Prior service credit	—	—	—	—
Net actuarial loss	20	23	2	2
Net benefit expense (income)	$(7)	$(6)	$3	$3

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. In October 2017, the Company voluntarily contributed $55 million to its U.S. qualified pension plan. There is no minimum statutory funding requirement for 2018. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions. During the three months ended December 31, 2017, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $3 million.

9.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense, which is calculated net of an assumed forfeiture rate, and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended
	December 31
(in millions)	2017	2016
Stock-based compensation expense included in:
Product cost of sales	$3	$2
Selling, general and administrative expenses	6	4
Total	$9	$6
Income tax benefit	$2	$2

The Company issued awards of equity instruments under the Company's various incentive plans for the three months ended December 31, 2017 and 2016, as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Three months ended December 31, 2017	—	$—	140.8	$138.68	252.4	$133.36
Three months ended December 31, 2016	646.6	$17.18	125.0	$87.95	2.8	$85.37

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2018 based on the achievement of performance targets for years 2018 through 2020 is approximately 338,000.

In light of the pending UTC merger, the Company replaced the annual stock option grant with a restricted stock unit grant. As a result, no stock options were granted for the three months ended December 31, 2017 and the number of restricted stock units granted increased when compared to the prior year.

The fair value of each option granted was estimated using a binomial lattice pricing model and the following weighted average assumptions:

2017 Grants
Risk-free interest rate	1.0% - 2.7%
Expected dividend yield	1.3% - 1.5%
Expected volatility	19.0%
Expected life	7 years

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Employee Benefits Paid in Company Stock
During the three months ended December 31, 2017 and 2016, 0.1 million and 0.2 million shares, respectively, of the Company's common stock were issued to employees under the employee stock purchase (ESPP) and defined contribution savings plans at a value of $13 million and $16 million for the respective periods. Further purchases under the ESPP were suspended on September 29, 2017 pursuant to the UTC Merger Agreement. If the UTC merger is completed, the ESPP will be terminated.

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	December 31
(in millions, except per share amounts)	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$280	$145
Denominator:
Denominator for basic earnings per share – weighted average common shares	163.4	130.4
Effect of dilutive securities:
Stock options	1.3	1.0
Performance shares, restricted stock and restricted stock units	0.7	0.5
Dilutive potential common shares	2.0	1.5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	165.4	131.9
Earnings per share:
Basic	$1.71	$1.11
Diluted	$1.69	$1.10

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.0 million and 0.7 million for the three months ended December 31, 2017 and 2016, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss (AOCL), net of tax, by component for the three months ended December 31, 2017 and 2016, are as follows:

(in millions)	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges	Total
Balance at September 30, 2017	$1	$(1,575)	$(1)	$(1,575)
Other comprehensive income (loss) before reclassifications	15	—	(1)	14
Amounts reclassified from accumulated other comprehensive loss	—	14	(1)	13
Net current period other comprehensive income (loss)	15	14	(2)	27
Balance at December 31, 2017	$16	$(1,561)	$(3)	$(1,548)

Balance at September 30, 2016	$(76)	$(1,818)	$(4)	$(1,898)
Other comprehensive loss before reclassifications	(21)	—	(4)	(25)
Amounts reclassified from accumulated other comprehensive loss	—	16	1	17
Net current period other comprehensive income (loss)	(21)	16	(3)	(8)
Balance at December 31, 2016	$(97)	$(1,802)	$(7)	$(1,906)
(1) Reclassifications from AOCL to net income, related to the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans, were $22 million ($14 million net of tax) and $25 million ($16 million net of tax) for the three months ended December 31, 2017 and 2016, respectively. The reclassifications are included in the computation of net benefit expense. See Note 8 for additional details.

11.	Income Taxes

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the Act). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35.0 percent to a flat 21.0 percent rate and transitions from a worldwide tax system to a territorial tax system. The Act also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). Many of these provisions, including the tax on GILTI, the BEAT and the deduction for FDII, do not apply to the Company until 2019. The Company is assessing the impact of the provisions of the Act which do not apply until 2019. The Company has elected to account for the tax on GILTI as a period cost and thus has not adjusted any of the deferred tax assets/liabilities of its foreign subsidiaries for the new tax. The two material items that impact the Company for 2018 are the reduction in the tax rate and a one-time tax that is imposed on the Company’s unremitted foreign earnings.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 that provides additional guidance allowing companies to use a measurement period, similar to that used in business combinations, to account for the impacts of the Act in their financial statements. The Company has accounted for the impacts of the Act to the extent a reasonable estimate could be made during the three months ended December 31, 2017. The Company will continue to refine its estimates throughout the measurement period or until the accounting is complete.

Due to the Company’s fiscal year, the Company expects its 2018 U.S. federal statutory tax rate to be approximately 24.6 percent. The Company’s U.S. federal statutory tax rate will be 21.0 percent starting in 2019.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As a result of the reduction in the U.S. corporate income tax rate from 35.0 percent to 21.0 percent under the Act, the Company has recorded a provisional reduction to its net deferred tax liability of $102 million, and a corresponding decrease to income tax expense in the Company’s Condensed Consolidated Statement of Operations for the three months ended December 31, 2017. The Company’s revaluation of its deferred tax liability is subject to further adjustments during the measurement period due to the complexity of determining its net deferred tax liability as of the enactment date. Some of the information necessary to determine the accounting impacts of the tax rate change includes final calculations related to the Company’s 2017 tax return as well as refining the analysis of which existing deferred balances at the enactment date will reverse in 2018 at the 24.6 percent tax rate and which deferred balances will reverse after 2018 at the 21.0 percent tax rate.

As of the December 31, 2017 deemed repatriation date, the Company estimates that it had approximately $1.048 billion of unremitted foreign earnings that would be subject to the tax imposed under Section 965 of the Internal Revenue Code. The Act imposes a tax on these earnings at either a 15.5 percent rate or an 8.0 percent rate. The higher rate applies to the extent the Company's foreign subsidiaries have cash and cash equivalents at certain measurement dates, whereas the lower rate applies to any earnings that are in excess of the cash and cash equivalents balance. After accounting for foreign tax credits related to the deemed repatriated earnings, the Company estimates the tax to be approximately $75 million. The Company recorded a provisional amount of $40 million of tax expense in the Company’s Condensed Consolidated Statement of Operations for the three months ended December 31, 2017, and it has established a $35 million liability related to certain B/E Aerospace unremitted foreign earnings through purchase accounting. The Company’s accounting for the tax on unremitted foreign earnings is incomplete due to the complexity of determining the various components of the calculation. Some of the information necessary to determine the amount of the tax includes the future profitability of its foreign subsidiaries, cash balances as of September 30, 2018, and detailed tax computations that need to be completed as part of the Company’s 2017 tax return.

During the three months ended December 31, 2017 and 2016, the effective income tax rate was (8.9) percent and 28.6 percent, respectively. The lower current year effective income tax rate was primarily due to a $102 million reduction in deferred tax liabilities resulting from enactment of the Act, a lower U.S. Federal statutory tax rate under the Act and benefits from the jurisdictional mix of income as a result of the B/E Aerospace acquisition, partially offset by a $40 million obligation related to the tax on unremitted foreign earnings imposed by the Act.

The Company's U.S. Federal income tax returns for the tax year ended September 30, 2013 and prior years have been audited by the IRS and are closed to further adjustments. The IRS is currently auditing the Company's tax returns for the years ended September 30, 2014 and 2015. The IRS is currently auditing the legacy tax filings of an acquired subsidiary for the 2014 calendar year. The Company is also currently under audit in various U.S. states and non-U.S. jurisdictions. The U.S. states and non-U.S. jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company believes it has adequately provided for any tax adjustments that may result from the various audits.

The Company had net income tax payments of $7 million and $63 million during the three months ended December 31, 2017 and 2016, respectively. During the quarter, a provision of $35 million was recorded through purchase accounting related to approximately $250 million of B/E Aerospace’s pre-acquisition foreign earnings that the Company views as available for repatriation.

The Company has gross unrecognized tax benefits recorded within Deferred Income Tax Liability and Other Liabilities in the Condensed Consolidated Statement of Financial Position of $214 million and $201 million as of December 31, 2017 and September 30, 2017, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $183 million and $169 million as of December 31, 2017 and September 30, 2017, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 million to $49 million, based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in Income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $9 million and $8 million as of December 31, 2017 and September 30, 2017, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations were not significant for the three months ended December 31, 2017 and 2016, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.	Fair Value Measurements

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

Assets and liabilities
The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and September 30, 2017, are as follows:

		December 31, 2017	September 30, 2017
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$69	$63
Deferred compensation plan investments	Level 2	26	24
Interest rate swap assets	Level 2	10	14
Interest rate swap liabilities	Level 2	(1)	—
Foreign currency forward exchange contract assets	Level 2	5	8
Foreign currency forward exchange contract liabilities	Level 2	(5)	(7)
Acquisition-related contingent consideration	Level 3	(16)	(17)

There were no transfers between Levels of the fair value hierarchy during the three months ended December 31, 2017 or 2016.

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

As of December 31, 2017, there has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.

Contingent consideration represents the estimated fair value of post-closing consideration owed to the sellers associated with the International Communications Group (ICG) acquisition, which occurred on August 6, 2015, and the Pulse.aero acquisition, which occurred on December 20, 2016. The contingent consideration is categorized as Level 3 in the fair value hierarchy and

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the fair value is determined using a probability-weighted approach. The liabilities recorded were derived from the estimated probability that certain contingent payment milestones will be met in accordance with the terms of the purchase agreements.

The change in fair value of the Level 3 contingent consideration related to the ICG and Pulse.aero acquisitions is as follows:

(in millions)	Fair Value (Liability)
Balance at September 30, 2017	$(17)
Payment of contingent consideration (see Note 3)	1
Balance at December 31, 2017	$(16)

Financial instruments
The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	December 31, 2017		September 30, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$583	$583	$703	$703
Short-term debt	(877)	(877)	(479)	(479)
Long-term debt	(6,489)	(6,732)	(6,662)	(6,898)

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

13.	Derivative Financial Instruments

Interest Rate Swaps
The Company manages its exposure to interest rate risk by maintaining a mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. To help meet this objective, the Company may use financial instruments in the form of interest rate swaps.

In January 2010, the Company entered into two interest rate swap contracts which expire on July 15, 2019, and effectively converted $150 million of the 5.25 percent 2019 Notes to floating rate debt based on six-month LIBOR plus 1.235 percent. In June 2015, the Company entered into two interest rate swap contracts which expire on July 15, 2019, and effectively converted the remaining $150 million of the 5.25 percent 2019 Notes to floating rate debt based on three-month LIBOR plus 3.56 percent (collectively the 2019 Swaps).

In March 2014, the Company entered into three interest rate swap contracts (the 2023 Swaps) which expire on December 15, 2023, and effectively converted $200 million of the 2023 Notes to floating rate debt based on one-month LIBOR plus 0.94 percent.

The Company designated the 2019 and the 2023 Swaps (the Swaps) as fair value hedges. At December 31, 2017, the Swaps are recorded within Other Assets at a fair value of $10 million and Other Liabilities at a fair value of $1 million, offset by a fair value adjustment to Long-term Debt (see Note 7) of $9 million. At September 30, 2017, the Swaps were recorded within Other Assets at a fair value of $14 million, offset by a fair value adjustment to Long-term Debt (see Note 7) of $14 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of December 31, 2017 and September 30, 2017, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $690 million and $1.312 billion, respectively. The decrease in the notional amount of outstanding foreign currency contracts is due to the maturation of certain foreign currency contracts entered into to offset remeasurement of certain intercompany loans that matured in the current quarter. These notional values consist primarily of contracts for the European euro and British pound sterling, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of December 31, 2017 and September 30, 2017, are as follows:

		Asset Derivatives
(in millions)	Classification	December 31, 2017	September 30, 2017
Foreign currency forward exchange contracts	Other current assets	$5	$8
Interest rate swaps	Other assets	10	14
Total		$15	$22

		Liability Derivatives
(in millions)	Classification	December 31, 2017	September 30, 2017
Foreign currency forward exchange contracts	Other current liabilities	$5	$7
Interest rate swaps	Other liabilities	1	—
		$6	$7

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. As of December 31, 2017, there were undesignated foreign currency forward exchange contracts classified within Other current assets of $3 million and Other current liabilities of $1 million.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended December 31, 2017 and 2016, is as follows:

		Amount of Gain (Loss)
		Three Months Ended
		December 31
(in millions)	Location of Gain (Loss)	2017	2016
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Interest rate swaps	Interest expense	$1	$2
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	(2)	(4)
Amount of gain (loss) reclassified from AOCL into income	Cost of sales	1	(1)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	(4)	(1)

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three months ended December 31, 2017. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three months ended December 31, 2017.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of December 31, 2017. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

The Company expects to have no net impact from the reclassification of AOCL gains and losses from cash flow hedges into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at December 31, 2017, was 66 months.

14.	Guarantees and Indemnifications

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Three Months Ended
	December 31
(in millions)	2017	2016
Balance at beginning of year	$186	$87
Warranty costs incurred	(21)	(10)
Product warranty accrual	21	9
Changes in estimates for prior years	—	(2)
Balance at December 31, 2017	$186	$84

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at December 31, 2017, were $216 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

Under a 2014 Tax Sharing and Indemnification Agreement entered into by B/E Aerospace prior to its acquisition by the Company, the Company assumes certain potential tax liabilities related to the 2014 KLX spin-off from B/E Aerospace. If it is determined that the KLX spin-off by B/E Aerospace fails to qualify for certain tax-free treatment as a result of the Company's merger with B/E Aerospace (for example, if the merger is viewed as part of a plan or series of related transactions that includes the KLX spin-off or the KLX spin-off is found to have been used principally as a device for the distribution of earnings and profits), or because of the failure of the KLX spin-off to initially qualify for the tax-free treatment, the B/E Aerospace subsidiary could incur significant tax liabilities pursuant to the Tax Sharing and Indemnification Agreement or otherwise. During the three months ended December 31, 2017, the Company received notification of the resolution of a competent authority filing between the U.K. and U.S. related to 2010 pre-acquisition U.K. tax adjustments. Pursuant to the Tax Sharing and Indemnification Agreement the Company accrued, through purchase accounting, a $9 million payable to KLX.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.	Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of December 31, 2017, the Company is involved in the investigation or remediation of nine sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for eight of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur for one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of December 31, 2017, which represents management’s best estimate of the probable future cost for this site.

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

16.	Legal Matters

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.Business Segment Information

Sales and earnings of the Company's operating segments are summarized as follows:

	Three Months Ended
	December 31
(in millions)	2017	2016
Sales:
Interior Systems	$656	$—
Commercial Systems	608	549
Government Systems	573	475
Information Management Services	174	169
Total sales	$2,011	$1,193

Segment operating earnings:
Interior Systems	$94	$—
Commercial Systems	139	125
Government Systems	109	96
Information Management Services	29	30
Total segment operating earnings	371	251

Interest expense (1)	(64)	(20)
Stock-based compensation	(9)	(6)
General corporate, net	(14)	(11)
Transaction and integration costs (1)	(27)	(11)
Income before income taxes	257	203
Income tax benefit (expense)	23	(58)
Net income	$280	$145
(1) During the three months ended December 31, 2017, the Company incurred $17 million of transaction and integration costs related to the B/E Aerospace acquisition and $10 million of transaction costs related to the proposed acquisition of Rockwell Collins by UTC. During the three months ended December 31, 2016, the Company incurred $11 million of transaction and integration costs related to the B/E Aerospace acquisition. During this period, the Company also incurred $3 million of bridge facility fees related to the B/E Aerospace acquisition, which are included in Interest expense. Therefore, total transaction, integration and financing costs during this period were $14 million.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes sales by category for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31
(in millions)	2017	2016
Interior Systems sales categories:
Interior products and services	$356	$—
Aircraft seating	300	—
Interior Systems sales	656	—

Commercial Systems sales categories:
Air transport aviation electronics	380	329
Business and regional aviation electronics	228	220
Commercial Systems sales	608	549

Government Systems sales categories:
Avionics	333	319
Communication and navigation	240	156
Government Systems sales	573	475

Information Management Services sales	174	169

Total sales	$2,011	$1,193

The Interior Systems interior products and services and aircraft seating sales categories are delineated based on the nature of underlying products. The Commercial Systems air transport and business and regional aviation electronics sales categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three months ended December 31, 2017 and 2016, sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $4 million and $6 million, respectively. The Government Systems avionics and communication and navigation sales categories are delineated based upon underlying product technologies.

Beginning in 2018, two of the acquired B/E Aerospace product lines previously included in the Interior products and services sales category within Interior Systems are now being reported in the Communication and navigation sales category in Government Systems (see Note 1).

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND OUTLOOK

On September 4, 2017, we entered into a merger agreement providing for the acquisition of Rockwell Collins by United Technologies Corporation (UTC). If the UTC merger is consummated, we will become a wholly owned subsidiary of UTC. The agreement includes covenants and agreements relating to the conduct of our business between the date of signing the merger agreement and the consummation of the UTC merger. The transaction, which is expected to close by the third calendar quarter of 2018, is subject to the satisfaction of customary closing conditions and approval by certain regulators. In light of the announced transaction with UTC, we will not be issuing guidance for fiscal year 2018. During the three months ended December 31, 2017, the company incurred $10 million of transaction costs associated with the pending UTC merger.

On April 13, 2017, we completed our acquisition of B/E Aerospace for $6.5 billion in cash and stock, plus the assumption of $2.0 billion of debt, net of cash acquired. To finance the acquisition and repay assumed debt, we issued 31.2 million shares of common stock, issued $4.35 billion of senior unsecured notes and borrowed $1.5 billion under a new senior unsecured syndicated term loan facility. Beginning in 2018, the B/E Aerospace thermal and electronic systems product lines previously included in the Interior Systems segment are now being reported in the Government Systems segment. As these product lines primarily serve military and government customers, the reorganization is expected to generate additional revenue synergy opportunities for the Company. The results of operations of the acquired B/E Aerospace business are now reported in the Interior Systems and Government Systems business segments. During the three months ended December 31, 2017, we incurred $17 million of transaction and integration costs associated with the acquisition.

Total sales for the first three months of 2018, compared to the same period in the prior year, increased 69 percent to $2.011 billion, primarily due to the B/E Aerospace acquisition which contributed $716 million of the overall revenue growth. Sales excluding the B/E Aerospace acquisition (organic sales) increased $102 million, or 9 percent, compared to the same period in the prior year, driven by 11 percent growth in Commercial Systems, 8 percent organic sales growth in Government Systems and 3 percent growth in Information Management Services sales.

Total segment operating earnings for the first three months of 2018 were $371 million. The Interior Systems business contributed $94 million of operating earnings, Commercial Systems increased $14 million and Government Systems increased $13 million, while Information Management Services decreased $1 million.

Enactment of the Tax Cuts and Job Act (the Act) resulted in a significant decrease in our effective tax rate, which was (8.9) percent for the three months ended December 31, 2017, compared to 28.6 percent for the same period in the prior year. The Act resulted in a $102 million reduction in deferred tax liabilities, partially offset by a $40 million obligation related to unremitted foreign earnings. In addition to these discrete impacts, the effective tax rate was favorably impacted by a lower U.S. Federal statutory tax rate under the Act and benefits from the jurisdictional mix of income as a result of the B/E Aerospace acquisition.

Earnings per share for the first three months of 2018 increased to $1.69 compared to $1.10 in the prior year. Earnings per share for the first three months of 2018 include 37 cents of discrete benefits from the Tax Cuts and Jobs Act and 11 cents of transaction and integration costs related to the acquisition of B/E Aerospace and pending merger with UTC.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for the three months ended December 31, 2017 and 2016, and should be read in conjunction with our condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Sales

	Three Months Ended
	December 31
(in millions)	2017	2016
Total sales	$2,011	$1,193
Percent increase	69%

Total sales increased $818 million, or 69 percent, for the three months ended December 31, 2017, compared to the same period in the prior year. B/E Aerospace, which was acquired on April 13, 2017, contributed $716 million of the overall revenue growth, including $656 million reported within Interior Systems and $60 million reported within Government Systems as described in the Overview and Outlook section above.

Sales excluding the B/E Aerospace acquisition (organic sales) increased $102 million, or 9 percent, compared to the same period in the prior year, driven by a $59 million increase within Commercial Systems, a $38 million organic sales increase within Government Systems and a $5 million increase within Information Management Services.

Refer to the Interior Systems, Commercial Systems, Government Systems and Information Management Services sections of the Segment Financial Results below for detailed sales discussions.

Cost of Sales

	Three Months Ended
	December 31
(in millions)	2017	2016
Total cost of sales	$1,463	$816
Percent of total sales	72.7%	68.4%

Cost of sales consists of all costs incurred to design and manufacture our products and provide our services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization, service and support and other related expenses.

For the three months ended December 31, 2017, total cost of sales increased $647 million, or 79 percent, compared to the same period in the prior year, primarily due to the following:

•	$564 million of cost of sales from the recently acquired B/E Aerospace business

•	a $59 million increase from higher organic sales

•	a $13 million organic increase in company-funded R&D, as detailed in the Research and Development expense section below

•	an $8 million increase in amortization of pre-production engineering costs

Research and Development Expense

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended
	December 31
(in millions)	2017	2016
Customer-funded:
Interior Systems	$27	$—
Commercial Systems	58	65
Government Systems	109	98
Information Management Services	2	2
Total customer-funded	196	165
Company-funded:
Interior Systems	50	—
Commercial Systems	40	27
Government Systems	19	18
Information Management Services (1)	—	—
Total company-funded	109	45
Total R&D expense	$305	$210
Percent of total sales	15.2%	17.6%
(1) R&D expenses for the Information Management Services segment do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property on the Condensed Consolidated Statement of Financial Position.
We make significant investments in R&D to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $19 million and $11 million for the three months ended December 31, 2017 and 2016, respectively.

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

For the three months ended December 31, 2017, total R&D expense increased $95 million, compared to the same period in the prior year. The customer-funded portion of R&D expense increased $31 million, primarily due to $27 million of customer-funded expenditures from the recently acquired B/E Aerospace business. In addition, customer-funded expenditures for Government Systems increased $11 million due to fixed wing and test and training range programs and Commercial Systems decreased $7 million due to international regional jet programs. Company-funded R&D expense increased $64 million, primarily due to $50 million of company-funded expenditure from the recently acquired B/E Aerospace business. In addition, company-funded expenditures for Commercial Systems increased $13 million due to the Boeing 777X and Airbus A320 FOMAX programs.

In addition to the R&D expenses above, development expenditures incurred primarily for the Bombardier Global 7000/8000 and CSeries programs and the Airbus A350 platform during the three months ended December 31, 2017 resulted in a gross $32 million increase to our investments in pre-production engineering programs capitalized within inventory.

Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

	Three Months Ended
	December 31
(in millions)	2017	2016
Selling, general and administrative expenses	$204	$148
Percent of total sales	10.1%	12.4%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Transaction costs associated with the acquisition of B/E Aerospace previously reported as SG&A expenses for the three months ended December 31, 2016 have been reclassified to Transaction and integration costs on the Condensed Consolidated Statement of Operations.

For the three months ended December 31, 2017, total SG&A expenses increased $56 million compared to the same period in the prior year, primarily due to SG&A costs from the recently acquired B/E Aerospace business.

The decrease in SG&A expenses as a percent of sales for the three months ended December 31, 2017, compared to the same period in the prior year, was primarily due to increased sales volume as a result of the B/E Aerospace acquisition.

Interest Expense

	Three Months Ended
	December 31
(in millions)	2017	2016
Interest expense	$64	$20
Interest expense increased by $44 million for the three months ended December 31, 2017, compared to the same period in the prior year, primarily due to incremental interest on the new debt issued to fund the B/E Aerospace acquisition.

See Note 7 of the Notes to Condensed Consolidated Financial Statements for more detail regarding outstanding debt.

Net Income and Diluted Earnings Per Share

	Three Months Ended
	December 31
(in millions, except per share amounts)	2017	2016
Net income	$280	$145
Percent of sales	13.9%	12.2%

Diluted earnings per share	$1.69	$1.10

Weighted average diluted common shares	165.4	131.9

For the three months ended December 31, 2017, Net income was $280 million, up 93 percent, or $135 million, from the $145 million reported in the same period in the prior year. Diluted earnings per share increased 54 percent to $1.69 during this same period. The rate of increase in diluted earnings per share was less than the rate of increase in net income due to the 31.2 million shares of common stock issued to finance a portion of the B/E Aerospace acquisition.

Net income and diluted earnings per share for the three months ended December 31, 2017, compared to the same period in the prior year, increased primarily due to:

•
$94 million of operating earnings from the new Interior Systems segment, a $14 million increase in Commercial Systems operating earnings and a $13 million increase in Government Systems operating earnings

•	an $81 million decrease in income tax expense primarily due to impacts of the Tax Cuts and Jobs Act as described in the Income Taxes section below

•	partially offset by a $44 million increase in interest expense primarily due to the new debt issued to fund the B/E Aerospace acquisition

•	also offset by a $16 million increase in pre-tax transaction and integration costs associated with the acquisition of B/E Aerospace and the pending acquisition of Rockwell Collins by UTC

Interior Systems Financial Results

On April 13, 2017, we acquired B/E Aerospace and formed the new Interior Systems business segment, in which the sales and earnings of the acquired business are primarily reported. As described in the Overview and Outlook section, sales and earnings of the B/E Aerospace thermal and electronic systems product lines, previously included in Interior products and services within the Interior systems segment, are now being reported in the Government Systems segment. See Note 3 of the Notes to Condensed Consolidated Financial Statements for more information regarding the acquisition.

Interior Systems Sales

The following table presents Interior Systems sales by product category:

	Three Months Ended
	December 31
(in millions)	2017	2016
Interior products and services	$356	$—
Aircraft seating	300	—
Total	$656	$—

Interior Systems Pro Forma Sales

Sales for the Interior Systems segment were $656 million and $682 million, on a pro forma basis, for the three months ended December 31, 2017 and 2016, respectively. These results exclude sales of the two B/E Aerospace product lines now being reported within the Government Systems segment. The $26 million, or 4 percent, decrease in the pro forma sales was primarily due to the following:

•
a $42 million decrease in aircraft seating caused by timing of retrofit seating deliveries and continued softening of the super first class market, partially offset by increased linefit seating deliveries

•
partially offset by a $16 million increase in interior products and services sales, primarily due to increased original equipment deliveries of Boeing 737 advanced lavatories and oxygen systems across multiple platforms

Note 3 of the Notes to Condensed Consolidated Financial Statements presents supplemental pro forma financial data as if the acquisition of B/E Aerospace had been completed on October 1, 2015. The pro forma data included in Note 3 combines the Company's consolidated results with the stand-alone results of B/E Aerospace for the pre-acquisition periods. The supplemental pro forma data is not necessarily indicative of results that actually would have occurred had the acquisition been consummated on October 1, 2015.

Interior Systems Segment Operating Earnings

	Three Months Ended
	December 31
(in millions)	2017	2016
Segment operating earnings	$94	$—
Percent of sales	14.3%	—%

Operating earnings for the three months ended December 31, 2017 include $58 million of intangible asset amortization expense, partially offset by $30 million of favorable acquired contract liability amortization.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

	Three Months Ended
	December 31
(in millions)	2017	2016
Air transport aviation electronics:
Original equipment	$222	$200
Aftermarket	154	123
Wide-body in-flight entertainment (IFE)	4	6
Total air transport aviation electronics	380	329
Business and regional aviation electronics:
Original equipment	117	118
Aftermarket	111	102
Total business and regional aviation electronics	228	220
Total	$608	$549
Percent increase	11%

For the three months ended December 31, 2017, total air transport aviation electronics sales increased $51 million, or 16 percent, compared to the same period in the prior year, primarily due to the following:

•	original equipment sales increased $22 million, or 11 percent, primarily due to higher Airbus A350 and Boeing 737 production rates

•
aftermarket sales increased $31 million, or 25 percent, primarily due to higher used aircraft equipment sales of $11 million, higher regulatory mandate upgrade activity, higher spares provisioning and higher service and support activity

•	wide-body IFE sales decreased $2 million, or 33 percent, as airlines decommissioned their legacy IFE systems

For the three months ended December 31, 2017, total business and regional aviation electronics sales increased $8 million, or 4 percent, compared to the same period in the prior year, primarily due to the following:

•	original equipment sales decreased $1 million, or 1 percent, primarily due to lower customer-funded development program revenues, partially offset by higher business jet equipment deliveries

•	aftermarket sales increased $9 million, or 9 percent, primarily due to higher regulatory mandate upgrades, increased flight deck retrofit activity and higher service and support activity

Commercial Systems Segment Operating Earnings

	Three Months Ended
	December 31
(in millions)	2017	2016
Segment operating earnings	$139	$125
Percent of sales	22.9%	22.8%

For the three months ended December 31, 2017, Commercial Systems operating earnings increased $14 million, or 11 percent, compared to the same period in the prior year, primarily due to the following:

•
the $59 million increase in sales volume discussed in the Commercial System sales section above, which resulted in an $27 million increase in cost and incremental earnings of $32 million, or 54 percent of the higher sales volume. The margins on the sales increase were favorably impacted by sales mix as higher margin equipment and aftermarket sales increased and lower margin customer-funded development revenues decreased, partially offset by higher employee compensation costs

•	partially offset by a $13 million increase in company-funded R&D expense

•	also offset by a $5 million increase in amortization of pre-production engineering costs

The increase in operating earnings as a percent of sales for the three months ended December 31, 2017, compared to the same period in the prior year, was primarily due to higher sales volume and favorable sales mix, partially offset by higher company-funded R&D, pre-production engineering amortization and employee compensation costs.

Government Systems Financial Results

As described in the Overview and Outlook section, sales and earnings of the B/E Aerospace thermal and electronic systems product lines are now being reported in Communication and navigation within the Government Systems segment. See Note 3 of the Notes to Condensed Consolidated Financial Statements for more information regarding the acquisition.

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended
	December 31
(in millions)	2017	2016
Avionics	$333	$319
Communication and navigation	240	156
Total	$573	$475
Percent increase	21%

For the three months ended December 31, 2017, total avionics sales increased $14 million, or 4 percent, compared to the same period in the prior year, primarily due to the following:

•	an $18 million increase from higher fixed wing sales, primarily due to higher development program sales and higher deliveries for various fighter platforms

•	partially offset by $4 million in other net decreases to revenue, primarily due to lower simulation and training sales

For the three months ended December 31, 2017, total communication and navigation sales increased $84 million, or 54 percent, compared to the same period in the prior year, primarily due to the following:

•	a $60 million increase due to the B/E Aerospace acquisition as discussed above

•	$24 million in other net increases to revenue, primarily due to higher test and training range sales and higher legacy communication sales

Government Systems Segment Operating Earnings

	Three Months Ended
	December 31
(in millions)	2017	2016
Segment operating earnings	$109	$96
Percent of sales	19.0%	20.2%

For the three months ended December 31, 2017, Government Systems operating earnings increased $13 million, or 14 percent, compared to the same period in the prior year, primarily due to the following:

•
the $98 million increase in sales volume discussed in the Government System sales section above, which resulted in an $82 million increase in cost and incremental earnings of $16 million, or 16 percent of the higher sales volume. The margins on the sales increase were unfavorably impacted by lower margins on B/E Aerospace sales and higher employee compensation costs

•	partially offset by a $3 million increase in the amortization of pre-production engineering costs

The decrease in operating earnings as a percent of sales for the three months ended December 31, 2017, compared to the same period in the prior year, was primarily due to lower margins on B/E Aerospace sales and higher employee compensation costs and pre-production engineering amortization.

Information Management Services Financial Results

Information Management Services Sales

The following table presents Information Management Services sales:

	Three Months Ended
	December 31
(in millions)	2017	2016
Sales	$174	$169
Percent increase	3%

For the three months ended December 31, 2017, total Information Management Services sales increased $5 million, or 3 percent, compared to the same period in the prior year. Aviation-related sales grew 8 percent primarily due to increased usage of connectivity services. Non-aviation sales decreased 10 percent for the three months ended December 31, 2017, primarily due to timing of equipment deliveries on nuclear security mandate programs.

Information Management Services Segment Operating Earnings

	Three Months Ended
	December 31
(in millions)	2017	2016
Segment operating earnings	$29	$30
Percent of sales	16.7%	17.8%

For the three months ended December 31, 2017, Information Management Services operating earnings decreased $1 million, or 3 percent, compared to the same period in the prior year, primarily due to the following:

•
a $5 million increase in sales volume discussed in the Information Management Services sales section above, which resulted in a $3 million increase in cost and an increase in earnings of $2 million, or 40 percent of the higher sales volume

•	operating earnings were unfavorably impacted by asset disposition and customer bankruptcy costs

The decrease in operating earnings as a percent of sales for the three months ended December 31, 2017 compared to the same period in the prior year was primarily due to asset disposition and customer bankruptcy costs.

General Corporate, Net

General corporate, net includes expenses that are not allocated to our business segments. These costs are included within Cost of sales, SG&A and Other income, net on the Condensed Consolidated Statement of Operations. General corporate, net is summarized as follows:

	Three Months Ended
	December 31
(in millions)	2017	2016
General corporate, net	$14	$11

For the three months ended December 31, 2017, General corporate expenses increased $3 million, compared to the same periods in the prior year, primarily due to costs of the recently acquired B/E Aerospace business.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

	Three Months Ended
	December 31
(in millions)	2017	2016
Pension benefits	$(7)	$(6)
Other retirement benefits	3	3
Net benefit (income)	$(4)	$(3)

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

During the three months ended December 31, 2017, the Company voluntarily contributed $55 million to its U.S. qualified pension plan. There is no minimum statutory funding requirement for 2018. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions.

Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. The difference between our effective income tax rate and the statutory income tax rate is primarily the result of the tax benefits derived from the Federal R&D Tax Credit, the jurisdictional mix of income being outside the U.S. at lower tax rates, and the Domestic Manufacturing Deduction.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the Act). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35.0 percent to a flat 21.0 percent rate and transitions from a worldwide tax system to a territorial tax system. The Act also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). Many of these provisions, including the tax on GILTI, the BEAT, and the deduction for FDII, do not apply to the Company until 2019. The Company is assessing the impact of the provisions of the Act which do not apply until 2019. The Company has elected to account for the tax on GILTI as a period cost and thus has not adjusted any of the deferred tax assets/liabilities of its foreign subsidiaries for the new tax. The two material items that impact the Company for 2018 are the reduction in the tax rate and a one-time tax that is imposed on the Company’s unremitted foreign earnings.

During the three months ended December 31, 2017 and 2016, the effective income tax rate was (8.9) percent and 28.6 percent, respectively. The lower current year effective income tax rate was primarily due to a $102 million reduction in deferred tax liabilities resulting from enactment of the Act, a lower U.S. Federal statutory tax rate under the Act and benefits from the jurisdictional mix of income as a result of the B/E Aerospace acquisition, partially offset by a $40 million obligation related to the tax on unremitted foreign earnings imposed by the Act.

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

Operating Activities

	Three Months Ended
	December 31
(in millions)	2017	2016
Cash (used for) operating activities	$(259)	$(101)

The $158 million increase in cash used for operating activities during the three months ended December 31, 2017, compared to the same period in the prior year, was primarily due to the following:

•
higher payments for production inventory and other operating costs, which increased $836 million to $1.887 billion for the three months ended December 31, 2017 compared to $1.051 billion in the three months ended December 31, 2016, primarily due to cash payments of the recently acquired B/E Aerospace business. The increase in cash payments for production inventory and other operating costs was more than the $764 million increase in total costs, expenses and other due to the timing of expenses relative to the payment of supplier invoices

•
payments for employee incentive pay increased $61 million, primarily due to the B/E Aerospace acquisition and a higher annual incentive payout percentage compared to the prior year. Incentive pay is expensed in the year incurred and then paid in the first fiscal quarter of the following year. In the three months ended December 31, 2017, $182 million was paid for employee incentive pay costs expensed during 2017. This compares to $121 million paid during the three months ended December 31, 2016 for employee incentive pay costs expensed during 2016

•
partially offset by higher cash receipts from customers, which increased by $690 million to $1.904 billion in the three months ended December 31, 2017 compared to $1.214 billion in the three months ended December 31, 2016, primarily due to cash receipts of the recently acquired B/E Aerospace business. The increase in cash receipts from customers was less than the sales volume increase of $818 million due to the timing of sales relative to the collection of receivables from customers

•
also offset by lower cash payments for income taxes, which decreased $56 million to $7 million during the three months ended December 31, 2017, compared to $63 million during the same period in the prior year. The decrease in cash used for income tax payments was primarily due to a change in the timing of the Company's U.S. Federal extension filing and the receipt of certain tax refunds

Investing Activities

	Three Months Ended
	December 31
(in millions)	2017	2016
Cash (used for) investing activities	$(68)	$(63)

Cash used for investing activities for the three months ended December 31, 2017 increased $5 million, compared to the three months ended December 31, 2016, primarily due to the following:

•	a $22 million increase in cash payments for property additions for the three months ended December 31, 2017, compared to the same period in the prior year

•	partially offset by the absence of an $11 million cash payment in December 2016 for the acquisition of Pulse.aero

Financing Activities

	Three Months Ended
	December 31
(in millions)	2017	2016
Cash provided by financing activities	$202	$146

The $56 million increase in cash provided by financing activities during the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was primarily due to the following:

•	a $124 million decrease in repayments of long-term debt for the three months ended December 31, 2017 compared to the same period in the prior year

•	a $32 million increase in proceeds received from the exercise of stock options

•	partially offset by an $82 million decrease in the net proceeds from short-term commercial paper borrowings

•	also offset by an $11 million increase in cash dividends due to the 31.2 million shares of common stock issued to finance a portion of the B/E Aerospace acquisition

Financial Condition and Liquidity

We maintain a capital structure that we believe enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure has provided the strength and flexibility necessary to pursue strategic growth opportunities and return value to our shareowners.

A comparison of key elements of our financial condition as of December 31, 2017 and September 30, 2017 are as follows:

(in millions)	December 31, 2017	September 30, 2017
Cash and cash equivalents	$583	$703

Short-term debt	(877)	(479)
Long-term debt, net	(6,498)	(6,676)
Total debt	$(7,375)	$(7,155)
Total equity	$6,361	$6,050
Debt to total capitalization (1)	54%	54%
(1) Calculated as Total debt divided by the sum of Total debt plus Total equity

On April 13, 2017, we completed our acquisition of B/E Aerospace for $6.5 billion in cash and stock, plus the assumption of $2.0 billion in debt, net of cash acquired. The $6.5 billion purchase price included cash consideration of $3.5 billion and $3.0 billion of common stock issued for B/E Aerospace common stock (31.2 million shares of common stock issued to B/E Aerospace shareholders at the April 13, 2017 closing share price of $96.63). The cash consideration, related transaction fees and expenses and assumed debt were financed through the issuance of $4.35 billion of senior unsecured notes and $1.5 billion borrowed under a 3-year senior unsecured syndicated term loan facility that was entered into on December 16, 2016.

We primarily fund our contractual obligations, capital expenditures, small to medium-sized acquisitions, dividends and share repurchases with cash generated from operating activities. As of December 31, 2017, approximately 86 percent of our cash and cash equivalents reside at non-U.S. locations and may not be readily accessible for use in the U.S., due to potential adverse income tax implications and other statutory limitations. With the exception of certain acquired B/E Aerospace cash balances, we do not currently have plans to repatriate cash and cash equivalents held at non-U.S. locations. However, we do intend to further study changes enacted by the Tax Cuts and Jobs Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to tax efficiently repatriate additional foreign cash balances in the future.

Due to the fluctuations of cash flows, we supplement our internally-generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1.5 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At December 31, 2017, short-term commercial paper borrowings outstanding were $728 million, with a weighted-average annualized interest rate and maturity period of 1.63 percent and 11 days, respectively. At September 30, 2017, short-term commercial paper borrowings outstanding were $330 million, with a weighted-average annualized interest rate and maturity period of 1.45 percent and 18 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during the three months ended December 31, 2017 was $879 million.

We have a $1.5 billion five-year senior unsecured revolving credit agreement with various banks that expires in December 2021. At December 31, 2017 and September 30, 2017, there were no outstanding borrowings under the Company's revolving credit facility.

In December 2016, we entered into a $4.35 billion 364-day senior unsecured bridge term loan credit agreement and a $1.5 billion three-year senior unsecured term loan credit agreement. This bridge facility terminated upon receipt of proceeds from the notes issued to finance a portion of the B/E Aerospace acquisition. Proceeds from borrowings under the term loan facility were used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses. At December 31, 2017, the outstanding principal balance of the term loan credit agreement was $694 million.

The revolving credit agreement and term loan credit agreement include one financial covenant requiring us to maintain a consolidated debt to total capitalization ratio of not greater than 68 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans). The ratio was 48 percent at December 31, 2017.

In addition, alternative sources of liquidity could include funds available from the issuance of equity securities, debt securities and potential asset securitization strategies.

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing, as well as the cost of such financing. Our strong credit ratings have enabled continued access to both short-term and long-term credit markets. The following is a summary of our credit ratings as of December 31, 2017:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F2	BBB	Positive
Moody’s Investors Service	P-2	Baa2	Stable
Standard & Poor’s	A-2	BBB	Positive

We were in compliance with all debt covenants at December 31, 2017 and September 30, 2017.

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 15 of the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires management of the Company to make estimates, judgments and assumptions that affect our financial condition and results of operations that are reported in the accompanying condensed consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events. The critical accounting policies used in preparation of our financial statements are described in the discussion below and in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2017. Actual results in these areas could differ from management's estimates.

CAUTIONARY STATEMENT

This quarterly report contains statements, including statements regarding certain projections, business trends and the proposed acquisition of Rockwell Collins by United Technologies that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to: the financial condition of our customers and suppliers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; adjustments to the commercial OEM production rates and the aftermarket; the impacts of natural disasters and pandemics, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption; delays related to the award of domestic and international contracts; delays in customer programs, including new aircraft programs entering service later than anticipated; the continued support for military transformation and modernization programs; potential impact of volatility in oil prices, currency exchange rates or interest rates on the commercial aerospace industry or our business; the impact of terrorist events, regional conflicts, or governmental sanctions on other nations on the commercial aerospace industry; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; potential unavailability of our mission-critical data and voice communication networks; unfavorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us, our customers, and our suppliers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to internal performance plans such as restructuring activities, productivity and quality improvements and cost reduction initiatives; achievement of B/E Aerospace integration and synergy plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including compliance requirements associated with U.S. Government work, export control and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; the uncertainties of the outcome of lawsuits, claims and legal proceedings; the ability of Rockwell Collins and United Technologies to receive the required regulatory approvals for the proposed acquisition of Rockwell Collins by United Technologies (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction) and to satisfy the other conditions to the closing of the transaction on a timely basis or at all; the occurrence of events that may give rise to a right of one or both of the parties to terminate the merger agreement; negative effects of the announcement or the consummation of the transaction on the market price of United Technologies and/or Rockwell Collins common stock and/or on their respective businesses, financial conditions, results of operations and financial performance; risks relating to the value of United Technologies’s shares to be issued in the transaction, significant transaction costs and/or unknown liabilities; the possibility that the anticipated benefits from the proposed transaction cannot be realized in full or at all or may take longer to realize than expected; risks associated with third party contracts containing consent and/or other provisions that may be triggered by the proposed transaction; risks associated with transaction-related litigation; the possibility that costs or difficulties related to the integration of Rockwell Collins’ operations with those of United Technologies will be greater than expected; the outcome of legally required consultation with employees, their works councils or other employee representatives; and the ability of Rockwell Collins and the combined company to retain and hire key personnel. There can be no assurance that the proposed acquisition will in fact be consummated in the manner described or at all. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the reports of United Technologies and Rockwell Collins on forms 10-K, 10-Q and 8-K filed with or furnished to the SEC from time to time. These forward-looking statements are made only as of the date hereof.

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

At December 31, 2017, we had the following unsecured long-term notes outstanding:

	December 31, 2017
(in millions)	Interest Rate	Carrying Value	Fair Value
Fixed-rate notes due:
July 2019	1.95%	$300	$298
July 2019	5.25%	300	313
November 2021	3.10%	250	254
March 2022	2.80%	1,100	1,098
December 2023	3.70%	400	413
March 2024	3.20%	950	955
March 2027	3.50%	1,300	1,319
December 2043	4.80%	400	459
April 2047	4.35%	1,000	1,078
Variable-rate term loan due:
April 2020	1 month LIBOR + 1.25% (1)	694	694
(1) We have the option to elect a one-, two-, three- or six-month LIBOR interest rate and have elected the one-month rate during the first quarter of 2018. The one-month LIBOR rate at December 31, 2017 was approximately 1.57 percent.

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

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $123 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $129 million. The fair value of the $500 million notional value of interest rate swap contracts was a $9 million net asset at December 31, 2017. A hypothetical 10 percent increase in average market interest rates would decrease the fair value of our interest rate swap contracts by $3 million and a hypothetical 10 percent decrease in average market interest rates would increase the fair value of our interest rate swap contracts by $3 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 7, 12 and 13 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk
We transact business in various foreign currencies which exposes our cash flows and earnings to changes in foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are primarily denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency contracts were $690 million and $1.312 billion at December 31, 2017 and September 30, 2017, respectively. The decrease in the notional amount of outstanding foreign currency contracts is primarily due to the maturation of certain foreign currency contracts entered into to offset remeasurement of certain intercompany loans that matured in the current quarter. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro and British pound sterling. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was $0 at December 31, 2017 and a $1 million net asset at September 30, 2017. A 10 percent increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at December 31, 2017 by $40 million. A 10 percent decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at December 31, 2017 by $39 million. For more information related to outstanding foreign currency contracts, see Notes 12 and 13 in the Notes to Condensed Consolidated Financial Statements.

Item 4.Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of December 31, 2017, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2017 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter, pursuant to our Board-authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2017 through October 31, 2017	—	$—	—	$285	million
November 1, 2017 through November 30, 2017	—	—	—	285	million
December 1, 2017 through December 31, 2017	—	—	—	285	million
Total / Average	—	—	—
(1) On July 7, 2017, we announced that our Board authorized the repurchase of an additional $200 million of our common stock. The authorization has no stated expiration.

EXHIBIT INDEX

Item 6.	Exhibits

(a) Exhibits
Exhibit Number	Description
* 10-a-1	Form of Performance Share Agreement (Fiscal Year 2018) under the Company's 2015 Long-Term Incentives Plan

* 10-a-2	Form of Restricted Stock Unit Agreement for Executives (Fiscal Year 2018) under the Company's 2015 Long-Term Incentives Plan

* 10-f-1	Amendment No. 1 to the Company's 2005 Deferred Compensation Plan

* 10-g-1	Amendment No. 2 to the Company's 2005 Non-Qualified Retirement Savings Plan

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Dated: January 26, 2018

S-1