Form 10-Q
period 2018-06-30
ROCKWELL COLLINS INC
filed 2018-07-27
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Registrant's telephone number, including area code: (319) 295-1000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

164,365,741 shares of the registrant's Common Stock were outstanding on July 23, 2018.

ROCKWELL COLLINS, INC.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(in millions, except per share amounts)

	June 30, 2018	September 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$621	$703
Receivables, net	1,811	1,426
Inventories, net	2,641	2,451
Business held for sale	66	—
Other current assets	258	180
Total current assets	5,397	4,760

Property, Net	1,402	1,398
Goodwill	9,103	9,158
Customer Relationship Intangible Assets	1,358	1,525
Other Intangible Assets	553	604
Deferred Income Tax Asset	22	21
Other Assets	524	531
TOTAL ASSETS	$18,359	$17,997
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$864	$479
Accounts payable	832	927
Compensation and benefits	353	385
Advance payments from customers	325	361
Accrued customer incentives	274	287
Product warranty costs	192	186
Other current liabilities	434	444
Total current liabilities	3,274	3,069

Long-term Debt, Net	6,317	6,676
Retirement Benefits	1,046	1,208
Deferred Income Tax Liability	277	331
Other Liabilities	647	663

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: June 30, 2018, 175.0; September 30, 2017, 175.0)	2	2
Additional paid-in capital	4,589	4,559
Retained earnings	4,468	3,838
Accumulated other comprehensive loss	(1,576)	(1,575)
Common stock in treasury, at cost (shares held: June 30, 2018, 10.7; September 30, 2017, 12.1)	(692)	(781)
Total shareowners’ equity	6,791	6,043
Noncontrolling interest	7	7
Total equity	6,798	6,050
TOTAL LIABILITIES AND EQUITY	$18,359	$17,997
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2018	2017	2018	2017
Sales:
Product sales	$1,941	$1,836	$5,644	$3,935
Service sales	267	258	755	694
Total sales	2,208	2,094	6,399	4,629

Costs, expenses and other:
Product cost of sales	1,448	1,352	4,184	2,799
Service cost of sales	177	172	502	471
Selling, general and administrative expenses	212	213	610	514
Transaction and integration costs	29	64	91	80
Interest expense	66	77	196	122
Other income, net	7	(5)	(16)	(14)
Total costs, expenses and other	1,939	1,873	5,567	3,972

Income before income taxes	269	221	832	657
Income tax (benefit) expense	(6)	42	40	165

Net income	$275	$179	$792	$492

Earnings per share:
Basic earnings per share	$1.67	$1.13	$4.83	$3.52
Diluted earnings per share	$1.66	$1.12	$4.78	$3.48

Weighted average common shares:
Basic	164.3	158.2	163.9	139.8
Diluted	165.9	159.9	165.7	141.4

Cash dividends per share	$0.33	$0.33	$0.99	$0.99

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net income	$275	$179	$792	$492
Unrealized foreign currency translation and other adjustments	(109)	50	(48)	41
Pension and other retirement benefits adjustments (net of taxes for the three and nine months ended June 30, 2018 of $5 and $18, respectively; net of taxes for the three and nine months ended June 30, 2017 of $9 and $27, respectively)	20	15	49	47
Foreign currency cash flow hedge adjustments (net of taxes for the three and nine months ended June 30, 2018 of $0 and $(1), respectively; net of taxes for the three and nine months ended June 30, 2017 of $0 and $1, respectively)	(1)	2	(2)	4
Comprehensive income	$185	$246	$791	$584

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	June 30
	2018	2017
Operating Activities:
Net income	$792	$492
Adjustments to arrive at cash provided by operating activities:
Depreciation	153	118
Amortization of intangible assets, pre-production engineering costs and other	284	132
Amortization of acquired contract liability	(100)	(42)
Amortization of inventory fair value adjustment	—	44
Non-cash impairment charges and settlement of a contract matter	31	—
Stock-based compensation expense	27	21
Compensation and benefits paid in common stock	43	48
Deferred income taxes	(60)	18
Pension plan contributions	(77)	(66)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(393)	(60)
Production inventory	(216)	(88)
Pre-production engineering costs	(65)	(108)
Accounts payable	(76)	21
Compensation and benefits	(31)	(19)
Advance payments from customers	(35)	1
Accrued customer incentives	(12)	(17)
Product warranty costs	6	(4)
Income taxes	(7)	(56)
Other assets and liabilities	(68)	(19)
Cash Provided by Operating Activities	196	416
Investing Activities:
Property additions	(190)	(165)
Acquisition of business, net of cash acquired	—	(3,429)
Other investing activities	4	(5)
Cash (Used for) Investing Activities	(186)	(3,599)
Financing Activities:
Repayment of long-term debt, including current portion	(351)	(338)
Repayment of acquired long-term debt	—	(2,119)
Purchases of treasury stock(1)	(11)	(46)
Cash dividends	(162)	(140)
Increase in long-term borrowings	—	6,099
Increase (decrease) in short-term commercial paper borrowings, net	385	(78)
Proceeds from the exercise of stock options	60	41
Other financing activities	(4)	(4)
Cash Provided by (Used for) Financing Activities	(83)	3,415
Effect of exchange rate changes on cash and cash equivalents	(9)	6
Net Change in Cash and Cash Equivalents	(82)	238
Cash and Cash Equivalents at Beginning of Period	703	340
Cash and Cash Equivalents at End of Period	$621	$578
(1) Includes net settlement of employee tax withholding upon vesting of share-based payment awards.

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at September 30, 2017	162.9	$2	$4,559	$3,838	$(1,575)	$(781)	$7	$6,050
Net income	—	—	—	792	—	—	—	792
Other comprehensive income	—	—	—	—	(1)	—	—	(1)
Cash dividends	—	—	—	(162)	—	—	—	(162)
Shares issued:
Exercise of stock options	1.0	—	(6)	—	—	66	—	60
Vesting of performance shares and restricted stock units	0.1	—	(14)	—	—	3	—	(11)
Employee savings plan	0.3	—	23	—	—	20	—	43
Stock-based compensation	—	—	27	—	—	—	—	27
Balance at June 30, 2018	164.3	$2	$4,589	$4,468	$(1,576)	$(692)	$7	$6,798

Balance at September 30, 2016	130.2	$1	$1,506	$3,327	$(1,898)	$(858)	$6	$2,084
Net income	—	—	—	492	—	—	—	492
Other comprehensive income	—	—	—	—	92	—	—	92
Cash dividends	—	—	—	(140)	—	—	—	(140)
Shares issued:
Exercise of stock options	0.7	—	(4)	—	—	45	—	41
Vesting of performance shares and restricted stock units	0.2	—	(11)	—	—	6	—	(5)
Employee stock purchase plan	0.1	—	2	—	—	5	—	7
Employee savings plan	0.4	—	14	—	—	27	—	41
B/E Aerospace business acquisition	31.2	1	3,014	—	—	—	—	3,015
Stock-based compensation	—	—	21	—	—	—	—	21
Treasury share repurchases	(0.4)	—	—	—	—	(39)	—	(39)
Balance at June 30, 2017	162.4	$2	$4,542	$3,679	$(1,806)	$(814)	$6	$5,609

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

On September 4, 2017, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with United Technologies Corporation (UTC). The Merger Agreement provides that the Company will be acquired by UTC. Each Company shareowner will receive $93.33 per share in cash and $46.67 in shares of UTC common stock in the merger, subject to a 7.5 percent collar centered on UTC's August 22, 2017 closing share price of $115.69. The transaction is subject to the satisfaction of customary closing conditions and approval by certain regulators. The Company incurred $27 million of merger-related costs during the nine months ended June 30, 2018. These costs are included in Transaction and integration costs in the Condensed Consolidated Statement of Operations. At June 30, 2018, $10 million of merger-related costs were unpaid and included in Accounts payable and Compensation and benefits on the Condensed Consolidated Statement of Financial Position.

On April 13, 2017, the Company acquired B/E Aerospace, a leading manufacturer of aircraft cabin interior products and services. Prior to 2018, the financial results of the entire B/E Aerospace business were reported in the Interior Systems segment. Beginning in 2018, the B/E Aerospace thermal and electronic systems product lines, which primarily serve military and government customers, are now being reported in the Government Systems segment. This reorganization is expected to generate additional revenue synergy opportunities for the Company. The results of operations of the acquired B/E Aerospace business are now reported in the Interior Systems and Government Systems business segments. Interior Systems and Government Systems sales and operating earnings for the three and nine months ended June 30, 2017 have been reclassified to conform to the current year presentation.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other new accounting standards issued but not effective until after June 30, 2018, are not expected to have a material impact on the Company's financial statements.

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

The cash consideration was financed through the issuance of $4.35 billion of senior unsecured notes and $1.5 billion borrowed under a senior unsecured syndicated term loan facility (see Note 8). The remaining proceeds of the debt offering were used to repay assumed B/E Aerospace debt and a portion of the Company's outstanding short-term commercial paper borrowings.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date:

(in millions)	April 13, 2017
Cash and cash equivalents	$104
Receivables, net	485
Inventories, net (1)	542
Other current assets	45
Property, net	271
Intangible Assets	1,586
Other Assets	53
Total Identifiable Assets Acquired	3,086

Accounts payable	(231)
Compensation and benefits	(75)
Advance payments from customers	(62)
Accrued customer incentives	(48)
Product warranty costs	(117)
Other current liabilities (2)	(366)
Long-term Debt, Net	(2,119)
Retirement Benefits	(12)
Deferred Income Tax Liability	(287)
Other Liabilities (2)	(433)
Total Liabilities Assumed	(3,750)
Net Identifiable Assets Acquired, excluding Goodwill	(664)
Goodwill	7,200
Net Assets Acquired	$6,536
(1) Inventories, net includes a $74 million adjustment to state Work in process and Finished goods inventories at their fair value as of the acquisition date. The inventory fair value adjustment was amortized as a non-cash increase to Cost of sales during the year ended September 30, 2017.
(2) As of the acquisition date, the Company made adjustments totaling $486 million related to acquired existing long-term contracts with terms less favorable than could be realized in market transactions as of the acquisition date. The adjustments were primarily recognized within Other current liabilities and Other Liabilities based upon estimates regarding the period in which the liabilities will be amortized to the Condensed Consolidated Statement of Operations as non-cash reductions to Cost of sales. $100 million of the acquired contract liabilities were recognized as a reduction to Cost of sales during the nine months ended June 30, 2018.

Before the purchase price allocation was finalized in the second quarter of 2018, revisions were made to the estimated acquisition-date fair value of assets acquired and liabilities assumed. The revisions were primarily due to a change in estimate with respect to the future repatriation of certain foreign earnings, adjustments to the income tax accounts as a result of filing the pre-acquisition returns, recognition of a liability associated with the KLX Tax Sharing and Indemnification Agreement (see Note 15) and revisions to the fair value of certain acquired property. These fiscal year 2018 measurement period adjustments resulted in a $15 million net increase to Goodwill and did not have a material impact on the financial results of prior periods.

The Intangible Assets included above consist of the following:

	Weighted Average Life (in years)	Fair Value (in millions)
Developed technology	9	$435
Seating customer relationships	6	860
Other customer relationships	8	291
Total	7	$1,586

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

B/E Aerospace's results of operations have been included in the Company's operating results for the periods subsequent to the completion of the acquisition on April 13, 2017. B/E Aerospace contributed sales of $733 million and $2.225 billion for the three and nine months ended June 30, 2018, respectively. Excluding the discrete impacts of the Tax Cuts and Jobs Act (see Note 12) and transaction, integration and financing costs, B/E Aerospace contributed net income of $91 million and $265 million for the three and nine months ended June 30, 2018, respectively.

Transaction, Integration and Financing Costs
The Company recorded total transaction, integration and financing costs related to the B/E Aerospace acquisition in the Condensed Consolidated Statement of Operations as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Transaction and integration costs	$23	$64	$64	$80
Bridge facility fees (included in Interest expense)	—	18	—	29
Total Transaction, integration and financing costs	$23	$82	$64	$109

At June 30, 2018, $11 million of transaction, integration and financing costs were unpaid and included in Accounts payable and Compensation and benefits on the Condensed Consolidated Statement of Financial Position.

Supplemental Pro Forma Data
The following unaudited supplemental pro forma data presents consolidated pro forma information as if the acquisition and related financing had been completed as of the beginning of the year prior to acquisition, or on October 1, 2015.

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

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2018	2017	2018	2017
(in millions, except per share amounts)	(as Reported)	(Pro forma)	(as Reported)	(Pro forma)
Sales	$2,208	$2,219	$6,399	$6,182
Net income attributable to common shareowners	275	277	792	664
Basic earnings per share	1.67	1.71	4.83	4.10
Diluted earnings per share	1.66	1.70	4.78	4.06

The following significant adjustments were made to account for certain transactions and costs that would have occurred if the acquisition had been completed on October 1, 2015. These adjustments are net of any applicable tax impact and were included to arrive at the pro forma results above.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Increases / (decreases) to pro forma net income:
Net reduction to depreciation resulting from fixed asset adjustments (1)	$—	$1	$—	$12
Advisory, legal and accounting service fees (2)	—	123	—	156
Amortization of acquired B/E Aerospace intangible assets, net (3)	—	(7)	—	(83)
Interest expense incurred on acquisition financing, net (4)	—	8	—	(17)
Long-term contract program adjustments (5)	—	(6)	—	(59)
Acquired contract liability amortization (6)	—	—	—	61
Inventory fair value adjustment amortization (7)	—	33	—	33
Compensation adjustments (8)	—	—	—	6
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

Pulse.aero
On December 20, 2016, the Company acquired 100 percent of the outstanding shares of Pulse.aero, a United Kingdom based company specializing in self-bag drop technologies used by airlines and airports. The purchase price, net of cash acquired, was $17 million, of which $14 million was paid during the year ended September 30, 2017 and $3 million was paid during the nine months ended June 30, 2018. On the acquisition date, the Company recorded a $5 million liability for the fair value of post-closing consideration that may be paid, contingent upon the achievement of certain revenue targets and development milestones. The Company made contingent consideration payments of $2 million during the year ended September 30, 2017 and $2 million during the nine months ended June 30, 2018. In the third quarter of 2017, the purchase price allocation was finalized, with $12 million allocated to goodwill and $6 million to intangible assets. The intangible assets have a weighted average life of approximately 9 years. None of the goodwill resulting from the acquisition is tax deductible. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will expand the Company's airport passenger processing offerings.

The B/E Aerospace acquisition is included in the Interior Systems and Government Systems segments (see Note 1) and the Pulse.aero acquisition is included in the Information Management Services segment. The results of operations for the acquisitions have been included in the Company's operating results for the periods subsequent to the acquisition dates. Pro forma results of operations have not been presented for Pulse.aero as the effect of the acquisition is not material to the Company's consolidated results of operations.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Goodwill
Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Interior Systems	Commercial Systems	Government Systems	Information Management Services	Total
Balance at September 30, 2017	$7,223	$325	$506	$1,104	$9,158
B/E Aerospace acquisition adjustments	(370)	—	385	—	15
Reclassification of business to held for sale (see Note 4)	(59)	—	—	—	(59)
Foreign currency translation adjustments	(9)	—	(2)	—	(11)
Balance at June 30, 2018	$6,785	$325	$889	$1,104	$9,103

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

Intangible Assets
Intangible assets are summarized as follows:

	June 30, 2018			September 30, 2017
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$805	$(306)	$499	$806	$(256)	$550
Backlog	6	(5)	1	6	(5)	1
Customer relationships:
Acquired	1,489	(363)	1,126	1,495	(213)	1,282
Up-front sales incentives	341	(109)	232	336	(93)	243
License agreements	16	(11)	5	15	(10)	5
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	47	—	47	47	—	47
Intangible assets	$2,719	$(808)	$1,911	$2,720	$(591)	$2,129

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
Up-front sales incentives consisting of cash payments or customer account credits are amortized as a reduction of sales, whereas incentives consisting of free products are amortized as cost of sales. As of June 30, 2018, the weighted average amortization period remaining for up-front sales incentives was approximately 10 years.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2018	2019	2020	2021	2022	Thereafter
Anticipated amortization expense for up-front sales incentives	$20	$23	$25	$26	$26	$129
Anticipated amortization expense for all other intangible assets	267	265	264	263	260	513
Total	$287	$288	$289	$289	$286	$642

Amortization expense for intangible assets for the three and nine months ended June 30, 2018 was $71 million and $216 million, respectively, compared to $61 million and $86 million for the three and nine months ended June 30, 2017.

4.	Business Held for Sale

On May 31, 2018, the Company reached a definitive agreement to sell its engineered components business, formerly known as SMR Technologies. SMR Technologies manufactures, sells and services diversified engineering components for niche aerospace, military and industrial applications. The sale is subject to customary closing conditions and is expected to close by the fourth calendar quarter of 2018. The business is being sold in order to comply with regulatory commitments associated with the pending UTC merger (see Note 1).

During the three months ended June 30, 2018, the Company classified the engineered components business as held for sale and a pre-tax loss of $9 million ($22 million after tax) for the write-down to fair value less costs to sell was recorded within Other income, net on the Condensed Consolidated Statement of Operations. The high effective tax rate is primarily attributable to the non-deductibility of goodwill for income tax purposes. Assets of $66 million are included within Business held for sale and liabilities of $3 million are included within Other current liabilities on the Condensed Consolidated Statement of Financial Position. The major classes of assets and liabilities primarily include Goodwill of $59 million and Intangible assets of $8 million. The operating results of the held for sale business are included in the Interior Systems segment.

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	June 30, 2018	September 30, 2017
Billed	$1,305	$1,055
Unbilled	621	461
Less progress payments	(99)	(78)
Total	1,827	1,438
Less allowance for doubtful accounts	(16)	(12)
Receivables, net	$1,811	$1,426

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included in Other Assets. Receivables, net due from equity affiliates were $44 million and $42 million at June 30, 2018 and September 30, 2017, respectively.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not yet been billed to customers in accordance with applicable contract terms.

The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under factoring agreements arranged by certain customers. Under the terms of the agreements, the Company retains no rights or interest and has no obligations with respect to the sold receivables. The Company accounts for these transactions as sales of receivables and records cash proceeds when received as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. Cash generated by participating in these programs was $76 million and $198 million during the nine months ended

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

June 30, 2018 and 2017, respectively. The impact on cash provided by (used for) operating activities during the nine months ended June 30, 2018 and 2017, was $(78) million and $138 million, respectively. The cost of participating in these programs was immaterial to the Company's results.

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	June 30, 2018	September 30, 2017
Finished goods	$293	$259
Work in process	376	347
Raw materials, parts and supplies	819	677
Less progress payments	(19)	(7)
Total	1,469	1,276
Pre-production engineering costs	1,172	1,175
Inventories, net	$2,641	$2,451

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

Anticipated annual amortization expense for pre-production engineering costs is as follows:

(in millions)	2018	2019	2020	2021	2022	Thereafter
Anticipated amortization expense for pre-production engineering costs	$91	$138	$147	$142	$134	$581

Amortization expense for pre-production engineering costs for the three and nine months ended June 30, 2018 was $23 million and $61 million, respectively, compared to $18 million and $43 million for the three and nine months ended June 30, 2017. As of June 30, 2018, the weighted average amortization period remaining for pre-production engineering costs included in Inventories, net was approximately 9 years.

7.	Other Assets

Other assets are summarized as follows:

(in millions)	June 30, 2018	September 30, 2017
Long-term receivables	$206	$211
Investments in equity affiliates	6	7
Exchange and rental assets (net of accumulated depreciation of $111 at June 30, 2018 and $106 at September 30, 2017)	71	71
Other	241	242
Other Assets	$524	$531

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

Investments in Equity Affiliates
The Company's investments in equity affiliates primarily consist of seven joint ventures, each 50 percent owned and accounted for under the equity method. The Company records income or loss from equity affiliates in Other income, net on the Condensed Consolidated Statement of Operations. The Company's sales to equity affiliates were $49 million and $159 million for the three and nine months ended June 30, 2018, respectively, compared to $57 million and $193 million for the three and nine months ended June 30, 2017. Deferred profit from sales to equity affiliates was $2 million at June 30, 2018, and $2 million at September 30, 2017.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service-related activities. These assets are recorded at acquisition cost or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $2 million and $8 million for the three and nine months ended June 30, 2018, respectively, and $3 million and $8 million for the three and nine months ended June 30, 2017.

8.	Debt

Short-term Debt

(in millions, except weighted average amounts)	June 30, 2018	September 30, 2017
Short-term commercial paper borrowings outstanding (1)	$715	$330
Current portion of long-term debt	149	149
Short-term debt	$864	$479
Weighted average annualized interest rate of commercial paper borrowings	2.36%	1.45%
Weighted average maturity period of commercial paper borrowings (days)	13	18
(1) The maximum amount of short-term commercial paper borrowings outstanding during the nine months ended June 30, 2018, was $1.148 billion.

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1.5 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper program is supported by the Company's $1.5 billion revolving credit facility.

Revolving Credit Facilities
The Company has a $1.5 billion five-year senior unsecured revolving credit agreement with various banks. At June 30, 2018 and September 30, 2017, there were no outstanding borrowings under the Company's revolving credit facility.

Short-term credit facilities available to non-U.S. subsidiaries were $20 million as of June 30, 2018, of which $2 million was utilized to support commitments in the form of commercial letters of credit. At June 30, 2018 and September 30, 2017, there were no borrowings outstanding under these credit facilities.

At June 30, 2018 and September 30, 2017, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-term Debt
On December 16, 2016, pursuant to the B/E Aerospace acquisition, the Company entered into a $1.5 billion three-year senior unsecured term loan credit agreement with various banks. As of June 30, 2018, borrowings outstanding under this facility were $519 million and bear interest at LIBOR plus 1.25 percent amortized in equal quarterly installments of 2.5 percent, or $38 million, with the balance payable on April 13, 2020. During the nine months ended June 30, 2018, the Company made principal prepayments of $238 million in accordance with the loan's prepayment provisions. Proceeds of borrowings under the term loan facility were used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses.

The revolving credit agreement and term loan credit agreement each include one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 68 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans). The Company was in compliance with this financial covenant at June 30, 2018. The credit facilities also contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity.

On April 10, 2017, the Company issued $4.65 billion of senior unsecured notes. The net proceeds of the offering were principally used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses. Net proceeds of $300 million were used to repay a portion of the Company's outstanding short-term commercial paper borrowings.

The principal amount of long-term debt, net of discount and debt issuance costs, is summarized as follows:

(in millions, except interest rate figures)	Interest Rate	June 30, 2018	September 30, 2017
Fixed-rate notes due:
July 2019	1.95%	$300	$300
July 2019	5.25%	300	300
November 2021	3.10%	250	250
March 2022	2.80%	1,100	1,100
December 2023	3.70%	400	400
March 2024	3.20%	950	950
March 2027	3.50%	1,300	1,300
December 2043	4.80%	400	400
April 2047	4.35%	1,000	1,000
Variable-rate term loan due:
April 2020	1 month LIBOR + 1.25%(1)	519	870
Fair value swap adjustment (see Notes 13 and 14)		(1)	14
Total		6,518	6,884
Less unamortized debt issuance costs and discounts		52	59
Less current portion of long-term debt		149	149
Long-term Debt, Net		$6,317	$6,676
(1) The Company has the option to elect a one, two, three or six-month LIBOR interest rate and has elected the one-month rate during the third quarter of 2018. The one-month LIBOR rate at June 30, 2018, was approximately 2.09 percent.

Cash payments for debt interest and fees during the nine months ended June 30, 2018 were $175 million. Cash payments for debt interest and fees during the nine months ended June 30, 2017 were $129 million, of which $28 million related to fees incurred in connection with the bridge credit facility.

9.	Retirement Benefits

The Company sponsors defined benefit pension (Pension Benefits) and other postretirement (Other Retirement Benefits) plans which provide monthly pension and other benefits to eligible employees upon retirement.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Components of Expense (Income)
The components of expense (income) for Pension Benefits and Other Retirement Benefits for the three and nine months ended June 30, 2018 and 2017, are summarized as follows:

	Pension Benefits		Other Retirement Benefits
	Three Months Ended		Three Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Service cost	$3	$4	$1	$1
Interest cost	30	28	1	1
Expected return on plan assets	(61)	(61)	—	—
Amortization:
Prior service credit	—	—	—	(1)
Net actuarial loss	20	23	1	2
Net benefit expense (income)	$(8)	$(6)	$3	$3

	Pension Benefits		Other Retirement Benefits
	Nine Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Service cost	$9	$10	$2	$2
Interest cost	90	83	4	4
Expected return on plan assets	(182)	(181)	(1)	(1)
Amortization:
Prior service credit	—	—	—	(1)
Net actuarial loss	61	69	5	6
Net benefit expense (income)	$(22)	$(19)	$10	$10

Pension Plan Funding
The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations. During the nine months ended June 30, 2018, the Company contributed $68 million to its U.S. qualified pension plans. In July 2018, the Company made a $387 million discretionary contribution to its U.S. qualified pension plans (see Note 19). There is no minimum statutory funding requirement for 2018. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions. During the nine months ended June 30, 2018, the Company made contributions to the non-U.S. plans and the U.S. non-qualified pension plan of $9 million.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Stock-Based Compensation and Earnings Per Share

Stock-based compensation expense, which is calculated net of an assumed forfeiture rate, and related income tax benefit included within the Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Stock-based compensation expense included in:
Product cost of sales	$2	$2	$8	$6
Selling, general and administrative expenses	6	6	19	15
Total	$8	$8	$27	$21
Income tax benefit	$2	$3	$6	$7

The Company issued awards of equity instruments under the Company's various incentive plans for the nine months ended June 30, 2018 and 2017, as follows:

	Options		Performance Shares		Restricted Stock Units
(shares in thousands)	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value	Number Issued	Weighted Average Fair Value
Nine months ended June 30, 2018	—	$—	142.2	$138.66	263.9	$133.57
Nine months ended June 30, 2017	667.2	$17.26	129.0	$87.38	224.2	$91.94

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2018 based on the achievement of performance targets for years 2018 through 2020 is approximately 338,000.

In light of the pending UTC merger, the Company replaced the annual stock option grant with a restricted stock unit grant. As a result, no stock options were granted for the nine months ended June 30, 2018 and the number of restricted stock units granted increased when compared to the prior year.

The fair value of each option granted was estimated using a binomial lattice pricing model and the following weighted average assumptions:

2017 Grants
Risk-free interest rate	1.0% - 2.7%
Expected dividend yield	1.3% - 1.5%
Expected volatility	19.0%
Expected life	7 years

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Employee Benefits Paid in Company Stock
During the nine months ended June 30, 2018 and 2017, 0.3 million and 0.5 million shares, respectively, of the Company's common stock were issued to employees under the employee stock purchase (ESPP) and defined contribution savings plans at a value of $43 million and $48 million for the respective periods. Further purchases under the ESPP were suspended on September 29, 2017 pursuant to the UTC Merger Agreement. If the UTC merger is completed, the ESPP will be terminated.

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions, except per share amounts)	2018	2017	2018	2017
Numerator for basic and diluted earnings per share:
Net income	$275	$179	$792	$492
Denominator:
Denominator for basic earnings per share – weighted average common shares	164.3	158.2	163.9	139.8
Effect of dilutive securities:
Stock options	0.9	1.1	1.2	1.1
Performance shares, restricted stock and restricted stock units	0.7	0.6	0.6	0.5
Dilutive potential common shares	1.6	1.7	1.8	1.6
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	165.9	159.9	165.7	141.4
Earnings per share:
Basic	$1.67	$1.13	$4.83	$3.52
Diluted	$1.66	$1.12	$4.78	$3.48

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. There were no stock options excluded from the average outstanding diluted shares calculation for the three and nine months ended June 30, 2018 and June 30, 2017.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss (AOCL), net of tax, by component for the three and nine months ended June 30, 2018 and 2017, are as follows:

(in millions)	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges	Total
Balance at March 31, 2018	$62	$(1,546)	$(2)	$(1,486)
Other comprehensive income (loss) before reclassifications	(109)	3	(1)	(107)
Amounts reclassified from accumulated other comprehensive loss	—	17	—	17
Net current period other comprehensive income (loss)	(109)	20	(1)	(90)
Balance at June 30, 2018	$(47)	$(1,526)	$(3)	$(1,576)

Balance at September 30, 2017	$1	$(1,575)	$(1)	$(1,575)
Other comprehensive income (loss) before reclassifications	(48)	1	(1)	(48)
Amounts reclassified from accumulated other comprehensive loss	—	48	(1)	47
Net current period other comprehensive income (loss)	(48)	49	(2)	(1)
Balance at June 30, 2018	$(47)	$(1,526)	$(3)	$(1,576)

Balance at March 31, 2017	$(85)	$(1,786)	$(2)	$(1,873)
Other comprehensive income before reclassifications	50	—	2	52
Amounts reclassified from accumulated other comprehensive loss	—	15	—	15
Net current period other comprehensive income	50	15	2	67
Balance at June 30, 2017	$(35)	$(1,771)	$—	$(1,806)

Balance at September 30, 2016	$(76)	$(1,818)	$(4)	$(1,898)
Other comprehensive income before reclassifications	41	—	2	43
Amounts reclassified from accumulated other comprehensive loss	—	47	2	49
Net current period other comprehensive income	41	47	4	92
Balance at June 30, 2017	$(35)	$(1,771)	$—	$(1,806)
(1) Reclassifications from AOCL to net income, related to the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans, were $21 million ($17 million net of tax) and $24 million ($15 million net of tax) for the three months ended June 30, 2018 and 2017, respectively, and were $66 million ($48 million net of tax) and $74 million ($47 million net of tax) for the nine months ended June 30, 2018 and 2017, respectively. The reclassifications are included in the computation of net benefit expense. See Note 9 for additional details.

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 that provides additional guidance allowing companies to use a one year measurement period, similar to that used in business combinations, to account for the impacts of the Act in their financial statements. During the nine months ended June 30, 2018, the Company has accounted for the impacts of the Act, including the use of reasonable estimates where necessary. The Company may continue to refine its estimates throughout the measurement period.

Due to the Company’s fiscal year, the Company expects its 2018 U.S. federal statutory tax rate to be approximately 24.6 percent. The Company’s U.S. federal statutory tax rate will be 21.0 percent starting in 2019.

The Company has completed its analysis of the rate impact on the deferred tax accounts due to the reduction in the U.S.
corporate income tax rate from 35.0 percent to 21.0 percent under the Act. During the three months ended June 30, 2018, the Company recorded a reduction in net deferred tax liability and a corresponding decrease to income tax expense in the Company’s Condensed Consolidated Statement of Operations.

As of the December 31, 2017 deemed repatriation date, the Company estimates that it had approximately $1.048 billion of unremitted foreign earnings that would be subject to the tax imposed under Section 965 of the Internal Revenue Code. The Act imposes a tax on these earnings at either a 15.5 percent rate or an 8.0 percent rate. The higher rate applies to the extent the Company's foreign subsidiaries have cash and cash equivalents at certain measurement dates, whereas the lower rate applies to any earnings that are in excess of the cash and cash equivalents balance. After accounting for foreign tax credits related to the deemed repatriated earnings, the Company estimates the tax to be approximately $75 million. The Company recorded a provisional amount of $40 million of tax expense in the Company’s Condensed Consolidated Statement of Operations for the nine months ended June 30, 2018, and has established a $35 million liability related to certain B/E Aerospace unremitted foreign earnings through purchase accounting. The Company’s accounting for the tax on unremitted foreign earnings is incomplete due to the complexity of determining the various components of the calculation. Some of the information necessary to determine the amount of the tax includes the future earnings of its foreign subsidiaries and cash balances as of September 30, 2018.

During the three months ended June 30, 2018 and 2017, the effective income tax rate was (2.2) percent and 19.0 percent, respectively. The lower current year effective income tax rate was primarily due to a $70 million reduction in deferred tax liabilities as a result of impacts of the Act, including the impact of a $387 million additional discretionary pension contribution made in July 2018 (see Note 19), a lower U.S. Federal statutory tax rate under the Act and benefits from the jurisdictional mix of income as a result of the B/E Aerospace acquisition.

During the nine months ended June 30, 2018 and 2017, the effective income tax rate was 4.8 percent and 25.1 percent, respectively. The lower current year effective income tax rate was primarily due to a $154 million reduction in deferred tax liabilities resulting from enactment of the Act, a lower U.S. Federal statutory tax rate under the Act and benefits from the

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

jurisdictional mix of income as a result of the B/E Aerospace acquisition, partially offset by a $40 million obligation related to the tax on unremitted foreign earnings imposed by the Act.

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

The Company had net income tax payments of $105 million and $202 million during the nine months ended June 30, 2018 and 2017, respectively.

The Company has gross unrecognized tax benefits recorded within Deferred Income Tax Liability and Other Liabilities in the Condensed Consolidated Statement of Financial Position of $238 million and $201 million as of June 30, 2018 and September 30, 2017, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $207 million and $169 million as of June 30, 2018 and September 30, 2017, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 million to $82 million, based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes interest and penalties related to unrecognized tax benefits in Income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Condensed Consolidated Statement of Financial Position was $12 million and $8 million as of June 30, 2018 and September 30, 2017, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Condensed Consolidated Statement of Operations were not significant for the nine months ended June 30, 2018 and 2017, respectively.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Assets and liabilities
The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and September 30, 2017, are as follows:

		June 30, 2018	September 30, 2017
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$66	$63
Deferred compensation plan investments	Level 2	27	24
Interest rate swap assets	Level 2	1	14
Interest rate swap liabilities	Level 2	(2)	—
Foreign currency forward exchange contract assets	Level 2	5	8
Foreign currency forward exchange contract liabilities	Level 2	(11)	(7)
Acquisition-related contingent consideration	Level 3	(15)	(17)

There were no transfers between Levels of the fair value hierarchy during the nine months ended June 30, 2018 or 2017.

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

As of June 30, 2018, there has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.

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

The change in fair value of the Level 3 contingent consideration related to the ICG and Pulse.aero acquisitions is as follows:

(in millions)	Fair Value (Liability)
Balance at September 30, 2017	$(17)
Payment of contingent consideration (see Note 3)	2
Balance at June 30, 2018	$(15)

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financial instruments
The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	June 30, 2018		September 30, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$621	$621	$703	$703
Short-term debt	(864)	(864)	(479)	(479)
Long-term debt	(6,318)	(6,207)	(6,662)	(6,898)

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

The Company designated the 2019 and the 2023 Swaps (the Swaps) as fair value hedges. At June 30, 2018, the Swaps are recorded within Other Assets at a fair value of $1 million and Other Liabilities at a fair value of $2 million, offset by a fair value adjustment to Long-term Debt (see Note 8) of $(1) million. At September 30, 2017, the Swaps were recorded within Other Assets at a fair value of $14 million, offset by a fair value adjustment to Long-term Debt (see Note 8) of $14 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of June 30, 2018 and September 30, 2017, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $414 million and $1.312 billion, respectively. The decrease in the notional amount of outstanding foreign currency contracts is primarily due to the maturation of certain foreign currency contracts entered into to offset remeasurement of certain intercompany loans that matured in the current fiscal year. These notional values consist primarily of contracts for the European euro and British pound sterling, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Condensed Consolidated Statement of Financial Position as of June 30, 2018 and September 30, 2017, are as follows:

		Asset Derivatives
(in millions)	Classification	June 30, 2018	September 30, 2017
Foreign currency forward exchange contracts	Other current assets	$5	$8
Interest rate swaps	Other assets	1	14
Total		$6	$22

		Liability Derivatives
(in millions)	Classification	June 30, 2018	September 30, 2017
Foreign currency forward exchange contracts	Other current liabilities	$11	$7
Interest rate swaps	Other liabilities	2	—
Total		$13	$7

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. As of June 30, 2018, there were undesignated foreign currency forward exchange contracts classified within Other current assets of $2 million and Other current liabilities of $6 million.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2018 and 2017, is as follows:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended		Nine Months Ended
		June 30		June 30
(in millions)	Location of Gain (Loss)	2018	2017	2018	2017
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Interest rate swaps	Interest expense	$1	$2	$3	$6
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	(2)	2	(2)	2
Amount of gain (loss) reclassified from AOCL into income	Cost of sales	(1)	—	1	(3)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	(26)	—	(15)	(1)
Foreign currency forward exchange contracts	Transaction and integration costs	—	—	(6)	—

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the nine months ended June 30, 2018. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and nine months ended June 30, 2018.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of June 30, 2018. The cash flows from derivative contracts are recorded in operating activities in the Condensed Consolidated Statement of Cash Flows.

The Company expects to reclassify approximately $2 million of AOCL losses from cash flow hedges into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at June 30, 2018, was 63 months.

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	Nine Months Ended
	June 30
(in millions)	2018	2017
Balance at beginning of year	$186	$87
Warranty costs incurred	(67)	(39)
Product warranty accrual	79	43
Changes in estimates for prior years	(6)	(6)
Increase from acquisitions	—	117
Balance at June 30	$192	$202

Letters of Credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at June 30, 2018, were $270 million. These commitments are not reflected as liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

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

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of June 30, 2018, the Company is involved in the investigation or remediation of nine sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for eight of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur for one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of June 30, 2018, which represents management’s best estimate of the probable future cost for this site.

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

Related to the acquisition and post-closing compliance review of B/E Aerospace, as previously disclosed, the Company identified and is investigating the circumstances surrounding an employee's submission of certain expense reports for customer entertainment and gifts that preceded the acquisition and do not appear to have complied with applicable company policy. In March 2018, the Company voluntarily notified the Department of Justice (DOJ) and Securities and Exchange Commission (SEC) Division of Enforcement of its investigation. As the Company's investigation is at an early stage, the outcome or the consequences thereof cannot be predicted at this time.

As of June 30, 2018, the Company employs approximately 3,200 employees under eight collective bargaining agreements.  Four of the collective bargaining agreements, representing approximately 2,100 employees, were negotiated in May 2018.  These new agreements have terms varying between 3 and 5 years.

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.Business Segment Information

Sales and earnings of the Company's operating segments are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Sales:
Interior Systems	$659	$647	$2,016	$647
Commercial Systems	669	658	1,921	1,801
Government Systems	684	606	1,911	1,646
Information Management Services	196	183	551	535
Total sales	$2,208	$2,094	$6,399	$4,629

Segment operating earnings:
Interior Systems	$106	$72	$305	$72
Commercial Systems	148	144	438	401
Government Systems	130	131	370	341
Information Management Services	37	39	107	105
Total segment operating earnings	421	386	1,220	919

Interest expense (1)	(66)	(77)	(196)	(122)
Stock-based compensation	(8)	(8)	(27)	(21)
General corporate, net	(18)	(16)	(43)	(39)
Impairment charges and settlement of a contract matter (2)	(31)	—	(31)	—
Transaction and integration costs (1)	(29)	(64)	(91)	(80)
Income before income taxes	269	221	832	657
Income tax benefit (expense)	6	(42)	(40)	(165)
Net income	$275	$179	$792	$492
(1) During the three and nine months ended June 30, 2018, the Company incurred $23 million and $64 million of transaction and integration costs related to the B/E Aerospace acquisition, respectively, and $6 million and $27 million of transaction costs related to the proposed acquisition of Rockwell Collins by UTC, respectively. During the three and nine months ended June 30, 2017, the Company incurred $64 million and $80 million of transaction and integration costs related to the B/E Aerospace acquisition. During this period, the Company also incurred $18 million and $29 million of bridge facility fees related to the B/E Aerospace acquisition, respectively, which are included in Interest expense. Therefore, total transaction, integration and financing costs during the three and nine months ended June 30, 2017 were $82 million and $109 million.
(2) During the three months ended June 30, 2018, the Company recorded $31 million of charges. A $22 million charge due to the settlement of a contract matter triggered by the anticipated divestiture of the ElectroMechanical Systems business was recorded in Cost of sales (see Note 19). The $22 million charge included impairment of $7 million and $4 million of Commercial Systems Pre-production engineering costs and Property, net, respectively. A $9 million charge due to the planned sale of SMR Technologies was recorded in Other income, net (see Note 4).

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

ROCKWELL COLLINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes sales by category for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Interior Systems sales categories:
Interior products and services	$366	$352	$1,092	$352
Aircraft seating	293	295	924	295
Interior Systems sales	659	647	2,016	647

Commercial Systems sales categories:
Air transport aviation electronics	403	405	1,165	1,098
Business and regional aviation electronics	266	253	756	703
Commercial Systems sales	669	658	1,921	1,801

Government Systems sales categories:
Avionics	395	342	1,087	1,028
Communication and navigation	289	264	824	618
Government Systems sales	684	606	1,911	1,646

Information Management Services sales	196	183	551	535

Total sales	$2,208	$2,094	$6,399	$4,629

The Interior Systems interior products and services and aircraft seating sales categories are delineated based on the nature of underlying products. The Commercial Systems air transport and business and regional aviation electronics sales categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the three and nine months ended June 30, 2018, sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $3 million and $11 million, respectively, compared to $5 million and $15 million for the three and nine months ended June 30, 2017. The Government Systems avionics and communication and navigation sales categories are delineated based upon underlying product technologies.

Beginning in calendar year 2018, two of the acquired B/E Aerospace product lines previously included in the Interior products and services sales category within Interior Systems are now being reported in the Communication and navigation sales category in Government Systems (see Note 1). Interior Systems and Government Systems sales and operating earnings for the three and nine months ended June 30, 2017 have been reclassified to conform to the current year presentation.

19.Subsequent Events

On July 20, 2018, the Company reached a definitive agreement to sell its ElectroMechanical Systems (EMS) business which operates within the Commercial Systems segment. EMS designs, manufactures and services actuation, pilot control and other specialty products for commercial and military aerospace applications. The sale is subject to regulatory approvals, completion of UTC's pending acquisition of Rockwell Collins and other customary closing conditions. The business is being sold in order to comply with regulatory commitments associated with the pending UTC merger (see Note 1).

In July 2018, the Company made a $387 million discretionary contribution to its U.S. qualified pension plans to achieve a tax deduction and reduce future Pension Benefit Guaranty Corporation premiums.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND OUTLOOK

On September 4, 2017, we entered into a merger agreement providing for the acquisition of Rockwell Collins by United Technologies Corporation (UTC). If the UTC merger is consummated, we will become a wholly owned subsidiary of UTC. The agreement includes covenants and agreements relating to the conduct of our business between the date of signing the merger agreement and the consummation of the UTC merger. The transaction is subject to the satisfaction of customary closing conditions and approval by certain regulators. In light of the announced transaction with UTC, we have not issued guidance for fiscal year 2018. During the nine months ended June 30, 2018, the company incurred $27 million of transaction costs associated with the pending UTC merger.

On April 13, 2017, we completed our acquisition of B/E Aerospace for $6.5 billion in cash and stock, plus the assumption of $2.0 billion of debt, net of cash acquired. To finance the acquisition and repay assumed debt, we issued 31.2 million shares of common stock, issued $4.35 billion of senior unsecured notes and borrowed $1.5 billion under a senior unsecured syndicated term loan facility. Beginning in 2018, the B/E Aerospace thermal and electronic systems product lines previously included in the Interior Systems segment are now being reported in the Government Systems segment. As these product lines primarily serve military and government customers, the reorganization is expected to generate additional revenue synergy opportunities for the Company. The results of operations of the acquired B/E Aerospace business are now reported in the Interior Systems and Government Systems business segments. Interior Systems and Government Systems sales and operating earnings for the three and nine months ended June 30, 2017 have been reclassified to conform to the current year presentation. During the nine months ended June 30, 2018 and 2017, we incurred $64 million and $109 million of transaction, integration and financing costs associated with the acquisition.

Total sales for the first nine months of 2018, compared to the same period in the prior year, increased 38 percent to $6.399 billion, primarily due to the B/E Aerospace acquisition which contributed $1.530 billion of the overall revenue growth. Organic sales increased $188 million, or 4 percent, compared to the same period in the prior year, driven by a $125 million organic sales increase in Government Systems, a $120 million increase in Commercial Systems and a $16 million increase in Information Management Services sales, partially offset by a $73 million Interior Systems organic sales decrease.

Total segment operating earnings for the first nine months of 2018 were $1.220 billion, an increase of $301 million compared to the same period in the prior year. Interior Systems operating earnings increased $233 million, Commercial Systems increased $37 million, Government Systems increased $29 million and Information Management Services increased $2 million. We recorded $31 million of charges during the three months ended June 30, 2018, due to the settlement of a contract matter and the planned sale of our engineered components business, SMR Technologies.

Enactment of the Tax Cuts and Job Act (the Act) resulted in a significant decrease in our effective tax rate, which was 4.8 percent for the nine months ended June 30, 2018, compared to 25.1 percent for the same period in the prior year. The Act resulted in a $154 million reduction in deferred tax liabilities, partially offset by a $40 million obligation related to unremitted foreign earnings. In addition to these discrete impacts, the effective tax rate was favorably impacted by a lower U.S. Federal statutory tax rate under the Act and benefits from the jurisdictional mix of income as a result of the B/E Aerospace acquisition.

Earnings per share for the first nine months of 2018 increased to $4.78 compared to $3.48 in the prior year. Earnings per share for the first nine months of 2018 includes 69 cents of discrete benefits from the Act, 23 cents of impairment and contract settlement charges and 40 cents of transaction and integration costs related to the acquisition of B/E Aerospace and pending merger with UTC, compared to 52 cents of transaction, integration and financing costs for the same period in the prior year. The increase in earnings per share also benefited from the absence of 22 cents of inventory fair value adjustment amortization recorded in the prior year.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for the three and nine months ended June 30, 2018 and 2017, and should be read in conjunction with our condensed consolidated financial statements and notes thereto in Item 1 of Part I of this quarterly report.

Sales

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Total sales	$2,208	$2,094	$6,399	$4,629
Percent increase	5%		38%

Total sales increased $114 million, or 5 percent, for the three months ended June 30, 2018, compared to the same period in the prior year. B/E Aerospace contributed $90 million of inorganic revenue growth due to the timing of the acquisition on April 13, 2017, including $85 million reported within Interior Systems and $5 million reported within Government Systems as described in the Overview and Outlook section above.

For the three months ended June 30, 2018, sales excluding the inorganic impact of the B/E Aerospace acquisition (organic sales) increased $24 million, or 1 percent, compared to the same period in the prior year, driven by a $73 million organic sales increase within Government Systems, a $13 million increase within Information Management Services and an $11 million increase within Commercial Systems, partially offset by a $73 million organic revenue decrease within Interior Systems.

Total sales increased $1.770 billion, or 38 percent, for the nine months ended June 30, 2018, compared to the same period in the prior year. B/E Aerospace contributed $1.582 billion of inorganic revenue growth due to the timing of the acquisition on April 13, 2017, including $1.442 billion reported within Interior Systems and $140 million reported within Government Systems as described in the Overview and Outlook section above.

For the nine months ended June 30, 2018, sales excluding the inorganic impact of the B/E Aerospace acquisition (organic sales) increased $188 million, or 4 percent, compared to the same period in the prior year, driven by a $125 million organic sales increase within Government Systems, a $120 million increase within Commercial Systems and a $16 million increase within Information Management Services, partially offset by a $73 million organic revenue decrease within Interior Systems.

Refer to the Interior Systems, Commercial Systems, Government Systems and Information Management Services sections of the Segment Financial Results below for detailed sales discussions.

B/E Aerospace Pro Forma Sales (1)

Sales for the recently acquired B/E Aerospace business were $733 million and $820 million, on a pro forma basis, for the three months ended June 30, 2018 and 2017, respectively. These pro forma results include sales of the Interior Systems segment and the two B/E Aerospace product lines now reported within the Government Systems segment. The $87 million, or 11 percent, decrease in pro forma sales was primarily due to the following:

•	a $107 million decrease in Interior Systems pro forma sales discussed in the Interior Systems sales section below

•	partially offset by a $20 million increase in thermal and electronic systems sales in Government Systems, primarily due to higher deliveries of cooling equipment

Sales for the recently acquired B/E Aerospace business were $2.225 billion and $2.248 billion, on a pro forma basis, for the nine months ended June 30, 2018 and 2017, respectively. These pro forma results include sales of the Interior Systems segment and the two B/E Aerospace product lines now reported within the Government Systems segment. The $23 million, or 1 percent, decrease in pro forma sales was primarily due to the following:

•	a $78 million decrease in Interior Systems pro forma sales discussed in the Interior Systems sales section below

•	partially offset by a $55 million increase in thermal and electronic systems sales in Government Systems, primarily due to higher deliveries of cooling equipment

(1) This pro forma sales information is believed to be useful to investors' understanding of the overall performance of the B/E Aerospace acquisition.

Cost of Sales

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Total cost of sales	$1,625	$1,524	$4,686	$3,270
Percent of total sales	73.6%	72.8%	73.2%	70.6%

Cost of sales consists of all costs incurred to design and manufacture our products and provide our services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization, service and support and other related expenses.

For the three months ended June 30, 2018, total cost of sales increased $101 million, or 7 percent, compared to the same period in the prior year, primarily due to the following:

•	$76 million of inorganic cost of sales from the recently acquired B/E Aerospace business

•	a $25 million increase from the organic sales increase, which was unfavorably impacted by sales mix

•	a $22 million increase due to an impairment charge associated with the settlement of a contract matter

•	a $16 million increase in company-funded R&D, as detailed in the Research and Development expense section below

•	a $5 million increase in amortization of pre-production engineering costs

•	partially offset by the absence of $44 million of inventory fair value adjustment amortization recorded in the prior year related to the acquisition of B/E Aerospace

For the nine months ended June 30, 2018, total cost of sales increased $1.416 billion, or 43 percent, compared to the same period in the prior year, primarily due to the following:

•	$1.272 billion of inorganic cost of sales from the recently acquired B/E Aerospace business

•	a $93 million increase from higher organic sales

•	a $49 million organic increase in company-funded R&D, as detailed in the Research and Development expense section below

•	a $22 million increase due to an impairment charge associated with the settlement of a contract matter

•	an $18 million increase in amortization of pre-production engineering costs

•	partially offset by the absence of $44 million of inventory fair value adjustment amortization recorded in the prior year related to the acquisition of B/E Aerospace

Research and Development Expense

R&D expense is included as a component of cost of sales and is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Customer-funded:
Interior Systems	$32	$15	$85	$15
Commercial Systems	69	68	190	199
Government Systems	122	103	359	316
Information Management Services	2	3	5	7
Total customer-funded	225	189	639	537
Company-funded:
Interior Systems	48	55	158	55
Commercial Systems	54	37	142	94
Government Systems	24	18	66	54
Information Management Services (1)	—	—	—	—
Total company-funded	126	110	366	203
Total R&D expense	$351	$299	$1,005	$740
Percent of total sales	15.9%	14.3%	15.7%	16.0%
(1) R&D expenses for the Information Management Services segment do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property, net on the Condensed Consolidated Statement of Financial Position.
We make significant investments in R&D to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded expenditures. In addition to the R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $23 million and $18 million for the three months ended June 30, 2018 and 2017, respectively, and totaled $61 million and $43 million for the nine months ended June 30, 2018 and 2017, respectively.

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

For the three months ended June 30, 2018, total R&D expense increased $52 million, compared to the same period in the prior year. The customer-funded portion of R&D expense increased $36 million, primarily due to increased development effort associated with Government Systems fixed wing and test and training range programs. In addition, customer-funded expenditures for Interior Systems increased $17 million primarily due to seating programs with several airline customers. Company-funded R&D expense increased $16 million, primarily due to higher development expenditures incurred in Commercial Systems for the Bombardier Global 7500 and Boeing 777X programs.

In addition to the R&D expenses above, development expenditures incurred primarily for the Airbus A350 platform during the three months ended June 30, 2018, resulted in a gross $17 million increase to our investments in pre-production engineering programs capitalized within inventory.

For the nine months ended June 30, 2018, total R&D expense increased $265 million, compared to the same period in the prior year. The customer-funded portion of R&D expense increased $102 million, primarily due to customer-funded expenditures from the recently acquired B/E Aerospace business. In addition, customer-funded expenditures for Government Systems increased $43 million due to fixed wing and test and training range programs and Commercial Systems decreased $9 million due to international regional jet programs. Company-funded R&D expense increased $163 million, primarily due to company-funded expenditures from the recently acquired B/E Aerospace business. In addition, company-funded expenditures for Commercial Systems increased $48 million due to the Boeing 777X and Bombardier Global 7500 programs.

In addition to the R&D expenses above, development expenditures incurred primarily for the Bombardier Global 7500 program and the Airbus A220 and A350 platforms during the nine months ended June 30, 2018, resulted in a gross $65 million increase to our investments in pre-production engineering programs capitalized within inventory.

Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion of our incremental investments in pre-production engineering effort.

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Selling, general and administrative expenses	$212	$213	$610	$514
Percent of total sales	9.6%	10.2%	9.5%	11.1%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

For the three months ended June 30, 2018, total SG&A expenses decreased $1 million, compared to the same period in the prior year.

For the nine months ended June 30, 2018, total SG&A expenses increased $96 million, compared to the same period in the prior year, primarily due to SG&A costs from the recently acquired B/E Aerospace business.

The decrease in SG&A expenses as a percent of sales for the three and nine months ended June 30, 2018, compared to the same periods in the prior year, was primarily due to increased sales volume and synergies related to the B/E Aerospace acquisition.

Interest Expense

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Interest expense	$66	$77	$196	$122
Interest expense decreased by $11 million for the three months ended June 30, 2018, compared to the same period in the prior year, primarily due to the following:

•	the absence of $18 million of bridge facility fees incurred in the prior year related to the B/E Aerospace acquisition

•	partially offset by incremental interest on the debt issued to fund the B/E Aerospace acquisition

Interest expense increased by $74 million for the nine months ended June 30, 2018, compared to the same period in the prior year, primarily due to the following:

•	incremental interest on the debt issued to fund the B/E Aerospace acquisition

•	partially offset by the absence of $29 million of bridge facility fees incurred in the prior year related to the
B/E Aerospace acquisition

See Note 8 of the Notes to Condensed Consolidated Financial Statements for more detail regarding outstanding debt.

Net Income and Diluted Earnings Per Share

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions, except per share amounts)	2018	2017	2018	2017
Net income	$275	$179	$792	$492
Percent of sales	12.5%	8.5%	12.4%	10.6%

Diluted earnings per share	$1.66	$1.12	$4.78	$3.48

Weighted average diluted common shares	165.9	159.9	165.7	141.4

For the three months ended June 30, 2018, net income was $275 million, up 54 percent, or $96 million, from the $179 million reported in the same period in the prior year. Diluted earnings per share increased 48 percent to $1.66 during this same period. The rate of increase in diluted earnings per share was less than the rate of increase in net income due to the 31.2 million shares of common stock issued to finance a portion of the B/E Aerospace acquisition.

Net income and diluted earnings per share for the three months ended June 30, 2018, compared to the same period in the prior year, increased primarily due to:

•	a $48 million decrease in tax expense as detailed in the Income Taxes section below

•	a $35 million decrease in pre-tax transaction and integration costs associated with the acquisition of B/E Aerospace and the pending acquisition of Rockwell Collins by UTC

•
a $34 million increase in Interior Systems operating earnings and a $4 million increase in Commercial Systems operating earnings, net of a $2 million decrease in Information Management Services operating earnings and a $1 million decrease in Government Systems operating earnings

•	an $11 million decrease in interest expense, primarily due to the absence of $18 million of bridge facility fees incurred in the prior year related to the B/E Aerospace acquisition

•
partially offset by $31 million of pre-tax impairment charges, including $22 million recorded in Cost of sales due to settlement of a contract matter and $9 million recorded in Other income, net due to the planned sale of our engineered components business

For the nine months ended June 30, 2018, net income was $792 million, up 61 percent, or $300 million, from the $492 million reported in the same period in the prior year. Diluted earnings per share increased 37 percent to $4.78 during this same period. The rate of increase in diluted earnings per share was less than the rate of increase in net income due to the 31.2 million shares of common stock issued to finance a portion of the B/E Aerospace acquisition.

Net income and diluted earnings per share for the nine months ended June 30, 2018, compared to the same period in the prior year, increased primarily due to:

•
a $233 million increase in Interior Systems operating earnings, a $37 million increase in Commercial Systems operating earnings, a $29 million increase in Government Systems operating earnings and a $2 million increase in Information Management Services operating earnings

•	a $125 million decrease in income tax expense as detailed in the Income Taxes section below

•	partially offset by a $74 million increase in interest expense, primarily due to the debt issued to fund the B/E Aerospace acquisition

•
also offset by $31 million of pre-tax impairment charges, including $22 million recorded in Cost of sales due to settlement of a contract matter and $9 million recorded in Other income, net due to the planned sale of our engineered components business

•	further offset by an $11 million increase in pre-tax transaction and integration costs associated with the acquisition of B/E Aerospace and the pending acquisition of Rockwell Collins by UTC

Interior Systems Financial Results

On April 13, 2017, we acquired B/E Aerospace and formed the Interior Systems business segment, in which the sales and earnings of the acquired business are primarily reported. As described in the Overview and Outlook section, sales and earnings of the B/E Aerospace thermal and electronic systems product lines, previously included in Interior products and services within the Interior systems segment, are now being reported in the Government Systems segment. Interior Systems and Government Systems sales and operating earnings for the three and nine months ended June 30, 2017, have been reclassified to conform to the current year presentation. See Note 3 of the Notes to Condensed Consolidated Financial Statements for more information regarding the acquisition.

Interior Systems Sales

The following table presents Interior Systems sales by product category:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Interior products and services	$366	$352	$1,092	$352
Aircraft seating	293	295	924	295
Total	$659	$647	$2,016	$647
Percent increase	2%		212%

For the three months ended June 30, 2018, total interior products and services sales increased $14 million, or 4 percent, compared to the same period in the prior year, primarily due to the following:

•	a $55 million inorganic revenue increase due to the timing of the April 13, 2017, B/E Aerospace acquisition

•
partially offset by $41 million in other net decreases to revenue, primarily due to timing of original equipment galley deliveries and the absence of oxygen equipment retrofit deliveries in the prior year

For the three months ended June 30, 2018, total aircraft seating sales decreased $2 million, or 1 percent, compared to the same period in the prior year, primarily due to the following:

•	$32 million in net organic decreases to revenue, primarily due to timing of linefit seating deliveries

•	partially offset by a $30 million inorganic revenue increase due the timing of the April 13, 2017, B/E Aerospace acquisition

Interior Systems Pro Forma Sales

Sales for the Interior Systems segment were $659 million and $766 million, on a pro forma basis, for the three months ended June 30, 2018 and 2017, respectively. These results exclude sales of the two B/E Aerospace product lines now reported within the Government Systems segment. The $107 million, or 14 percent, decrease in pro forma sales was primarily due to the following:

•	a $68 million decrease in aircraft seating sales, primarily due to the timing of linefit seating deliveries

•
a $39 million decrease in interior products and services sales, primarily due to timing of original equipment galley deliveries and the absence of oxygen equipment retrofit deliveries in the prior year

Sales for the Interior Systems segment were $2.016 billion and $2.094 billion, on a pro forma basis, for the nine months ended June 30, 2018 and 2017, respectively. These results exclude sales of the two B/E Aerospace product lines now reported within the Government Systems segment. The $78 million, or 4 percent, decrease in pro forma sales was primarily due to the following:

•	a $90 million decrease in aircraft seating sales, primarily due to softening of the super first class seating market and the timing of other new seating equipment deliveries

•	partially offset by a $12 million increase in interior products and services sales, primarily due to increased original equipment deliveries of advanced lavatories, cabins and galley inserts

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

Interior Systems Segment Operating Earnings

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Segment operating earnings	$106	$72	$305	$72
Percent of sales	16.1%	11.1%	15.1%	11.1%

For the three months ended June 30, 2018, Interior Systems operating earnings increased $34 million, 47 percent, compared to the same period in the prior year, primarily due to the following:

•	the absence of $44 million of inventory fair value adjustment amortization recorded in the prior year

•
the $85 million inorganic revenue increase discussed in the Interior Systems sales section above, which resulted in a $69 million increase in cost and incremental earnings of $16 million, or 19 percent of the higher sales volume

•
partially offset by the $73 million organic revenue decrease discussed in the Interior Systems sales section above, which resulted in an $60 million decrease in cost and decreased earnings of $13 million, or 18 percent of the lower sales volume. The margins on the sales decrease were unfavorably impacted by a $19 million increase to certain product quality reserves and favorably impacted by foreign exchange rates and cost synergies

•	also offset by an $11 million increase in intangible asset amortization expense

•	further offset by a $2 million increase in amortization of pre-production engineering costs

Operating earnings for the three months ended June 30, 2018 include $57 million of intangible asset amortization expense, partially offset by $32 million of favorable acquired contract liability amortization.

The increase in operating earnings as a percent of sales for the three months ended June 30, 2018, compared to the same period in the prior year, was primarily due to the absence of inventory fair value adjustment amortization recorded in the prior year, cost synergies and favorable foreign exchange rates, partially offset by increases to certain product quality reserves and increased intangible asset amortization.

Operating earnings for the nine months ended June 30, 2018 ended include $172 million of intangible asset amortization expense, partially offset by $100 million of favorable acquired contract liability amortization.

Commercial Systems Financial Results

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Air transport aviation electronics:
Original equipment	$262	$245	$710	$669
Aftermarket	138	155	444	414
Wide-body in-flight entertainment (IFE)	3	5	11	15
Total air transport aviation electronics	403	405	1,165	1,098
Business and regional aviation electronics:
Original equipment	131	129	377	360
Aftermarket	135	124	379	343
Total business and regional aviation electronics	266	253	756	703
Total	$669	$658	$1,921	$1,801
Percent increase	2%		7%

For the three months ended June 30, 2018, total air transport aviation electronics sales decreased $2 million compared to the same period in the prior year, primarily due to the following:

•	original equipment sales increased $17 million, or 7 percent, primarily due to higher narrow-body production rates, partially offset by lower legacy wide-body production rates

•
aftermarket sales decreased $17 million, or 11 percent, primarily due to lower used aircraft equipment sales of $21 million, partially offset by higher service and support activity and higher regulatory mandate upgrade activity

•	wide-body IFE sales decreased $2 million, or 40 percent, as airlines decommissioned their legacy IFE systems

For the three months ended June 30, 2018, total business and regional aviation electronics sales increased $13 million, or 5 percent, compared to the same period in the prior year, primarily due to the following:

•
original equipment sales increased $2 million, or 2 percent, primarily due to higher business jet equipment deliveries, partially offset by timing of lower regional jet deliveries and lower customer-funded development program revenues

•	aftermarket sales increased $11 million, or 9 percent, primarily due to higher service and support, regulatory mandate upgrade and flight deck retrofit activity

For the nine months ended June 30, 2018, total air transport aviation electronics sales increased $67 million, or 6 percent, compared to the same period in the prior year, primarily due to the following:

•	original equipment sales increased $41 million, or 6 percent, primarily due to higher Boeing 737, Airbus A320 and A350 production rates, partially offset by lower legacy wide-body production rates

•	aftermarket sales increased $30 million, or 7 percent, primarily due to higher spares provisioning, service and support activity and regulatory mandate upgrade activity

•	wide-body IFE sales decreased $4 million, or 27 percent, as airlines decommissioned their legacy IFE systems

For the nine months ended June 30, 2018, total business and regional aviation electronics sales increased $53 million, or 8 percent, compared to the same period in the prior year, primarily due to the following:

•	original equipment sales increased $17 million, or 5 percent, primarily due to higher business jet equipment deliveries, partially offset by lower customer-funded development program revenues

•	aftermarket sales increased $36 million, or 10 percent, primarily due to higher service and support, flight deck retrofit and regulatory mandate upgrades activity

Commercial Systems Segment Operating Earnings

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Segment operating earnings	$148	$144	$438	$401
Percent of sales	22.1%	21.9%	22.8%	22.3%

For the three months ended June 30, 2018, Commercial Systems operating earnings increased $4 million, or 3 percent, compared to the same period in the prior year, primarily due to the following:

•
operating earnings were positively impacted by the $11 million increase in sales volume discussed in the Commercial Systems sales section above. The margins on the sales increase were favorably impacted by sales mix as higher margin equipment sales increased and lower margin customer-funded development revenues and used aircraft equipment sales decreased

•	partially offset by a $17 million increase in company-funded R&D expense

•	also offset by a $2 million increase in amortization of pre-production engineering costs

The increase in operating earnings as a percent of sales for the three months ended June 30, 2018, compared to the same period in the prior year, was primarily due to higher sales volume and favorable sales mix, partially offset by higher company-funded R&D and pre-production engineering amortization costs.

For the nine months ended June 30, 2018, Commercial Systems operating earnings increased $37 million, or 9 percent, compared to the same period in the prior year, primarily due to the following:

•
the $120 million increase in sales volume discussed in the Commercial Systems sales section above, which resulted in a $23 million increase in cost and incremental earnings of $97 million, or 81 percent of the higher sales volume. The margins on the sales increase were favorably impacted by sales mix as higher margin equipment and aftermarket sales increased and lower margin customer-funded development revenues decreased

•	partially offset by a $48 million increase in company-funded R&D expense

•	also offset by a $12 million increase in amortization of pre-production engineering costs

The increase in operating earnings as a percent of sales for the nine months ended June 30, 2018, compared to the same period in the prior year, was primarily due to higher sales volume and favorable sales mix, partially offset by higher company-funded R&D and pre-production engineering amortization costs.

Government Systems Financial Results

As described in the Overview and Outlook section, sales and earnings of the B/E Aerospace thermal and electronic systems product lines are now being reported in Communication and navigation within the Government Systems segment. Interior Systems and Government Systems sales and operating earnings for the three and nine months ended June 30, 2017, have been reclassified to conform to the current year presentation. See Note 3 of the Notes to Condensed Consolidated Financial Statements for more information regarding the acquisition.

Government Systems Sales

The following table presents Government Systems sales by product category:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Avionics	$395	$342	$1,087	$1,028
Communication and navigation	289	264	824	618
Total	$684	$606	$1,911	$1,646
Percent increase	13%		16%

For the three months ended June 30, 2018, total avionics sales increased $53 million, or 15 percent, compared to the same period in the prior year, primarily due to the following:

•	a $32 million increase from higher fixed wing sales, primarily due to higher development program sales and higher deliveries for various fighter platforms

•	$21 million in other net increases to revenue, primarily due to higher simulation and training sales

For the three months ended June 30, 2018, total communication and navigation sales increased $25 million, or 9 percent, compared to the same period in the prior year, primarily due to the following:

•	a $26 million increase from higher thermal and electronic systems sales, including a $5 million inorganic revenue increase due the timing of the April 13, 2017, B/E Aerospace acquisition

•
partially offset by $1 million in other net decreases to revenue, primarily due to lower legacy communication sales, offset by higher test and training range sales and higher deliveries of GPS-related products

For the nine months ended June 30, 2018, total avionics sales increased $59 million, or 6 percent, compared to the same period in the prior year, primarily due to higher development program sales and higher deliveries for various fighter platforms.

For the nine months ended June 30, 2018, total communication and navigation sales increased $206 million, or 33 percent, compared to the same period in the prior year, primarily due to the following:

•	a $161 million increase from higher thermal and electronic systems sales, including a $140 million inorganic revenue increase due the timing of the April 13, 2017, B/E Aerospace acquisition

•	$45 million in other net increases to revenue, primarily due to higher test and training range sales and higher deliveries of GPS-related products

Government Systems Segment Operating Earnings

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Segment operating earnings	$130	$131	$370	$341
Percent of sales	19.0%	21.6%	19.4%	20.7%

For the three months ended June 30, 2018, Government Systems operating earnings decreased $1 million, or 1 percent, compared to the same period in the prior year, primarily due to the following:

•	a $6 million increase in company-funded R&D expense

•
partially offset by the $78 million increase in sales volume discussed in the Government Systems sales section above, which resulted in a $73 million increase in cost and incremental earnings of $5 million, or 6 percent of the higher sales volume. The margins on the sales increase were unfavorably impacted by sales mix as lower margin customer-funded development revenues and B/E Aerospace thermal and electronic systems sales increased and higher margin product sales decreased

The decrease in operating earnings as a percent of sales for the three months ended June 30, 2018, compared to the same period in the prior year, was primarily due to unfavorable sales mix and by higher company-funded R&D costs.

For the nine months ended June 30, 2018, Government Systems operating earnings increased $29 million, or 9 percent, compared to the same period in the prior year, primarily due to the following:

•
the $265 million increase in sales volume discussed in the Government Systems sales section above, which resulted in a $224 million increase in cost and incremental earnings of $41 million, or 15 percent of the higher sales volume. The margins on the sales increase were unfavorably impacted by sales mix as lower margin customer-funded development revenues and B/E Aerospace thermal and electronic systems sales increased and higher margin product sales decreased

•	partially offset by an $8 million increase in company-funded R&D expense

•	also offset by a $4 million increase in amortization of pre-production engineering costs

The decrease in operating earnings as a percent of sales for the three and nine months ended June 30, 2018, compared to the same periods in the prior year, was primarily due to unfavorable sales mix and by higher company-funded R&D and pre-production engineering amortization costs.

Information Management Services Financial Results

Information Management Services Sales

The following table presents Information Management Services sales:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Sales	$196	$183	$551	$535
Percent increase	7%		3%

For the three months ended June 30, 2018, total Information Management Services sales increased $13 million, or 7 percent, compared to the same period in the prior year. Aviation-related sales grew 7 percent, primarily due to increased usage of connectivity services. Non-aviation sales increased 7 percent, primarily due increased airport program revenues, partially offset by the completion of nuclear security mandate revenues.

For the nine months ended June 30, 2018, total Information Management Services sales increased $16 million, or 3 percent, compared to the same period in the prior year. Aviation-related sales grew 6 percent, primarily due to increased usage of connectivity services, partially offset by the absence of a bulk sale of connectivity related equipment that occurred in the prior year. Non-aviation sales decreased 4 percent, primarily due to the completion of nuclear security mandate revenues.

Information Management Services Segment Operating Earnings

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Segment operating earnings	$37	$39	$107	$105
Percent of sales	18.9%	21.3%	19.4%	19.6%

For the three months ended June 30, 2018, Information Management Services operating earnings decreased $2 million, or 5 percent, compared to the same period in the prior year, due to the following:

•	the absence of favorable resolution of certain international business jet support services claims in the prior year

•	an increase in the allowance for doubtful accounts related to specific customer collection risks

•
partially offset by a $13 million increase in sales volume discussed in the Information Management Services sales section above, which resulted in a $10 million increase in cost and an increase in earnings of $3 million, or 23 percent of the higher sales volume. The 23 percent margin on the sales increase was unfavorably impacted by lower margin equipment related sales

The decrease in operating earnings as a percent of sales for the three months ended June 30, 2018, compared to the same period in the prior year, was primarily due to the absence of favorable claims resolution in the prior year and an increase the allowance for doubtful accounts.

For the nine months ended June 30, 2018, Information Management Services operating earnings increased $2 million, or 2 percent, compared to the same period in the prior year, due to the following:

•	favorable resolution of certain claims associated with a divested business

•
a $16 million increase in sales volume discussed in the Information Management Services sales section above, which resulted in a $12 million increase in cost and an increase in earnings of $4 million, or 25 percent of the higher sales volume. The 25 percent margin on the sales increase was unfavorably impacted by lower margin equipment related sales

•	partially offset by the absence of favorable resolution of certain international business jet support services claims in the prior year

•	asset disposition and customer bankruptcy costs and an increase in the allowance for doubtful accounts related to specific customer collection risks

The decrease in operating earnings as a percent of sales for the nine months ended June 30, 2018, compared to the same period in the prior year, was primarily due to the above mentioned favorable claims resolution, partially offset by asset disposition and customer bankruptcy costs and an increase in the allowance for doubtful accounts.

General Corporate, Net

General corporate, net includes expenses that are not allocated to our business segments. These costs are included within Cost of sales, SG&A and Other income, net on the Condensed Consolidated Statement of Operations. General corporate, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
General corporate, net	$18	$16	$43	$39

For the three and nine months ended June 30, 2018, general corporate expenses increased $2 million and $4 million, respectively, compared to the same periods in the prior year, primarily due to costs of the recently acquired B/E Aerospace business.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Pension benefits	$(8)	$(6)	$(22)	$(19)
Other retirement benefits	3	3	10	10
Net benefit (income)	$(5)	$(3)	$(12)	$(9)

Pension Benefits
U.S. qualified and non-qualified pension plans covering salary and hourly employees not covered by collective bargaining agreements are largely frozen. These plans have substantially no additional benefit accruals for salary increases or services rendered.

Our objective with respect to the funding of our pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, we will fund our pension plans as required by governmental regulations. In July 2018, we made a $387 million discretionary contribution to our U.S. qualified pension plans to achieve a tax deduction and reduce future Pension Benefit Guaranty Corporation premiums. We believe our strong financial position continues to provide us the opportunity to make contributions to our pension funds without inhibiting our ability to pursue strategic investments.

During the nine months ended June 30, 2018, we contributed $68 million to our U.S. qualified pension plans. There is no minimum statutory funding requirement for 2018. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions.

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

During the three months ended June 30, 2018 and 2017, the effective income tax rate was (2.2) percent and 19.0 percent, respectively. The lower current year effective income tax rate was primarily due to a $70 million reduction in deferred tax liabilities as a result of impacts of the Act, including the impact of a $387 million additional discretionary pension contribution made in July 2018, a lower U.S. Federal statutory tax rate under the Act and benefits from the jurisdictional mix of income as a result of the B/E Aerospace acquisition.

During the nine months ended June 30, 2018 and 2017, the effective income tax rate was 4.8 percent and 25.1 percent, respectively. The lower current year effective income tax rate was primarily due to a $154 million reduction in deferred tax liabilities resulting from enactment of the Act, a lower U.S. Federal statutory tax rate under the Act and benefits from the jurisdictional mix of income as a result of the B/E Aerospace acquisition, partially offset by a $40 million obligation related to the tax on unremitted foreign earnings imposed by the Act.

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

Operating Activities

	Nine Months Ended
	June 30
(in millions)	2018	2017
Cash provided by operating activities	$196	$416

The $220 million decrease in cash provided by operating activities during the nine months ended June 30, 2018, compared to the same period in the prior year, was primarily due to the following:

•
higher payments for production inventory and other operating costs, which increased $1.648 billion to $5.421 billion for the nine months ended June 30, 2018, compared to $3.773 billion in the nine months ended June 30, 2017, primarily due to cash payments of the recently acquired B/E Aerospace business

•
payments for employee incentive pay increased $61 million, primarily due to the B/E Aerospace acquisition and a higher annual incentive payout percentage compared to the prior year. Incentive pay is expensed in the year incurred and then paid in the first fiscal quarter of the following year. In the nine months ended June 30, 2018, $182 million was paid for employee incentive pay costs expensed during 2017. This compares to $121 million paid during the nine months ended June 30, 2017 for employee incentive pay costs expensed during 2016

•
higher payments for transaction and integration costs related to the B/E Aerospace acquisition and the proposed acquisition of Rockwell Collins by UTC, which increased $25 million to $105 million for the nine months ended June 30, 2018, compared to $80 million in the nine months ended June 30, 2017

•
partially offset by higher cash receipts from customers, which increased by $1.404 billion to $5.983 billion in the nine months ended June 30, 2018, compared to $4.579 billion in the nine months ended June 30, 2017, primarily due to cash receipts of the recently acquired B/E Aerospace business. The increase in cash receipts from customers was less than the sales volume increase of $1.770 billion primarily due to a $216 million decrease in cash generated by sales of accounts receivable under factoring arrangements (see Note 5 of the Notes to Condensed Consolidated Financial Statements)

•
also offset by lower cash payments for income taxes, which decreased $97 million to $105 million during the nine months ended June 30, 2018, compared to $202 million during the same period in the prior year. The decrease in cash used for income tax payments was primarily due to the additional $387 million discretionary pension contribution made in July 2018, a lower federal tax rate as a result of the Tax Cuts and Jobs Act and the receipt of certain tax refunds

Investing Activities

	Nine Months Ended
	June 30
(in millions)	2018	2017
Cash (used for) investing activities	$(186)	$(3,599)

Cash used for investing activities for the nine months ended June 30, 2018 decreased $3.413 billion, compared to the nine months ended June 30, 2017, primarily due to the following:

•	$3.429 billion of cash payments for acquisitions in the prior year, primarily related to the acquisition of B/E Aerospace

•	a $25 million increase in cash payments for property additions for the nine months ended June 30, 2018, compared to the same period in the prior year, primarily due to the B/E Aerospace acquisition

Financing Activities

	Nine Months Ended
	June 30
(in millions)	2018	2017
Cash provided by (used for) financing activities	$(83)	$3,415

The $3.498 billion decrease in cash provided by (used for) financing activities during the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017, was primarily due to the following:

•
$3.980 billion of prior year financing activities related to B/E Aerospace acquisition. $6.099 billion in net proceeds from the issuance of long-term debt were principally used to repay $2.119 billion of assumed B/E Aerospace debt, finance the cash portion of the B/E Aerospace purchase price, pay related transaction fees and expenses and repay a portion of the Company's outstanding commercial paper borrowings

•	partially offset by a $463 million increase in net proceeds from short-term commercial paper borrowings

Financial Condition and Liquidity

We maintain a capital structure that we believe enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure has provided the strength and flexibility necessary to pursue strategic growth opportunities and return value to our shareowners.

A comparison of key elements of our financial condition as of June 30, 2018 and September 30, 2017 are as follows:

(in millions)	June 30, 2018	September 30, 2017
Cash and cash equivalents	$621	$703

Short-term debt	(864)	(479)
Long-term debt, net	(6,317)	(6,676)
Total debt	$(7,181)	$(7,155)
Total equity	$6,798	$6,050
Debt to total capitalization (1)	51%	54%
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

We primarily fund our contractual obligations, capital expenditures, small to medium-sized acquisitions, dividends and share repurchases with cash generated from operating activities. As of June 30, 2018, approximately 71 percent of our cash and cash equivalents reside at non-U.S. locations and may not be readily accessible for use in the U.S. We are studying changes enacted by the Tax Cuts and Jobs Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to tax efficiently repatriate additional foreign cash balances in the future.

Due to the fluctuations of cash flows, we supplement our internally-generated cash flow by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1.5 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At June 30, 2018, short-term commercial paper borrowings outstanding were $715 million, with a weighted-average annualized interest rate and maturity period of 2.36 percent and 13 days, respectively. At September 30, 2017, short-term commercial paper borrowings outstanding were $330 million, with a weighted-average annualized interest rate and maturity period of 1.45 percent and 18 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during the nine months ended June 30, 2018 was $1.148 billion.

We have a $1.5 billion five-year senior unsecured revolving credit agreement with various banks that expires in December 2021. At June 30, 2018 and September 30, 2017, there were no outstanding borrowings under the Company's revolving credit facility.

In December 2016, we entered into a $4.35 billion 364-day senior unsecured bridge term loan credit agreement and a $1.5 billion three-year senior unsecured term loan credit agreement. This bridge facility terminated upon receipt of proceeds from the notes issued to finance a portion of the B/E Aerospace acquisition. Proceeds from borrowings under the term loan facility were used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses. At June 30, 2018, the outstanding principal balance of the term loan credit agreement was $519 million.

The revolving credit agreement and term loan credit agreement include one financial covenant requiring us to maintain a consolidated debt to total capitalization ratio of not greater than 68 percent (excluding the equity impact on accumulated other comprehensive loss related to defined benefit retirement plans). The ratio was 46 percent at June 30, 2018.

In addition, alternative sources of liquidity could include funds available from the issuance of equity securities, debt securities and potential asset securitization strategies.

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing, as well as the cost of such financing. Our strong credit ratings have enabled continued access to both short-term and long-term credit markets. The following is a summary of our credit ratings as of June 30, 2018:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F2	BBB	Positive
Moody’s Investors Service	P-2	Baa2	Stable
Standard & Poor’s	A-2	BBB	Positive

We were in compliance with all debt covenants at June 30, 2018 and September 30, 2017.

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

At June 30, 2018, we had the following unsecured long-term notes outstanding:

	June 30, 2018
(in millions)	Interest Rate	Carrying Value	Fair Value
Fixed-rate notes due:
July 2019	1.95%	$300	$297
July 2019	5.25%	300	307
November 2021	3.10%	250	247
March 2022	2.80%	1,100	1,071
December 2023	3.70%	400	399
March 2024	3.20%	950	914
March 2027	3.50%	1,300	1,239
December 2043	4.80%	400	408
April 2047	4.35%	1,000	955
Variable-rate term loan due:
April 2020	1 month LIBOR + 1.25% (1)	519	519
(1) We have the option to elect a one-, two-, three- or six-month LIBOR interest rate and have elected the one-month rate during the third quarter of 2018. The one-month LIBOR rate at June 30, 2018 was approximately 2.09 percent.

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

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $119 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $125 million. The fair value of the $500 million notional value of interest rate swap contracts was a $1 million net liability at June 30, 2018. A hypothetical 10 percent increase in average market interest rates would decrease the fair value of our interest rate swap contracts by $3 million and a hypothetical 10 percent decrease in average market interest rates would increase the fair value of our interest rate swap contracts by $3 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 8, 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Risk
We transact business in various foreign currencies which exposes our cash flows and earnings to changes in foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are primarily denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency contracts were $414 million and $1.312 billion at June 30, 2018 and September 30, 2017, respectively. The decrease in the notional amount of outstanding foreign currency contracts is primarily due to the maturation of certain foreign currency contracts entered into to offset remeasurement of certain intercompany loans that matured in the fiscal year. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. Principal currencies that are hedged include the European euro and British pound sterling. The duration of foreign currency contracts is generally five years or less. The net fair value of these foreign currency contracts was a $6 million liability at June 30, 2018 and a $1 million net asset at September 30, 2017. A 10 percent increase or decrease in the value of the U.S. dollar against all currencies would have no net impact on the fair value of our foreign currency contracts at June 30, 2018. For more information related to outstanding foreign currency contracts, see Notes 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Item 4.Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of June 30, 2018, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2018 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the disclosure set forth under this item in the Company's Form 10-Q for the period ending March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the quarter, pursuant to our Board-authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 through April 30, 2018	—	$—	—	$285	million
May 1, 2018 through May 31, 2018	—	—	—	285	million
June 1, 2018 through June 30, 2018	—	—	—	285	million
Total / Average	—	—	—
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

Dated: July 27, 2018

S-1