Form 10-K
period 2018-09-30
ROCKWELL COLLINS INC
filed 2018-11-26
CIK 1137411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on March 30, 2018 was approximately $22.1 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
164,629,890 shares of the registrant's Common Stock were outstanding on October 31, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held in 2019 is incorporated by reference into Part III.

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

Whenever reference is made in any Item of this Annual Report on Form 10-K to information in our Proxy Statement for the Annual Meeting of Shareowners to be held in 2019 (2019 Proxy Statement), such information shall be deemed to be incorporated herein by such reference.

All date references contained herein relate to our fiscal year ending on the Friday closest to September 30 unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end date. Fiscal years 2018, 2017 and 2016 were 52-week fiscal years.

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

The completion of the UTC Merger is subject to customary conditions, including, without limitation, (1) the absence of any order or law that has the effect of enjoining or otherwise prohibiting the completion of the UTC Merger or resulting in the occurrence of certain conditions specified in the Merger Agreement and (2) the absence of a material adverse effect on Rockwell Collins and UTC. The completion of the UTC Merger is not subject to the approval of UTC’s shareowners or the receipt of financing by UTC.

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

Interior Systems

On April 13, 2017, we acquired B/E Aerospace and formed the Interior Systems business segment. Our Interior Systems business manufactures cabin interior products for commercial aircraft and business aviation customers. We sell our products and provide our services directly to virtually all of the world’s major airlines and aerospace manufacturers. We have achieved a leading global market position in each of our major product categories, which include:

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

•	integrated flight controls including fly-by-wire, advanced flight guidance with auto-land capability

•	simulation and training systems, including full-flight simulators for crew training, visual system products, training systems and engineering services

•	maintenance, repair, parts, after-sales support services and aftermarket used equipment

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

Avionics consists of electronic solutions for a broad range of airborne platforms including fixed wing aircraft and military and civil rotary wing aircraft, unmanned aerial systems (UAS) and the associated aircrew and maintenance training devices and services. We provide complete avionics solutions, including cockpit avionics, mission system applications and system integration, and also provide individual avionics products to platform integrators. We serve various roles within these markets including system and sub-systems integrator as well as provider of various electronic products. For the UAS market we provide cost effective, high performance integrated flight control, navigation, communication and sensor capabilities. Simulation and training solutions are provided for both fixed and rotary wing aircraft.

Communication and navigation products include full spectrum communication solutions for voice and data connectivity for government and military use in the air, on the ground and at sea. These communication products support military user requirements for high availability, highly secure, jam resistant wireless communication. Products include radio communication, data links, electronic warfare and networked communication systems. The navigation products are primarily comprised of global positioning system based products used for precision navigation and targeting applications. These applications include airborne, vehicular, maritime, soldier navigation devices, precision targeting subsystems, precision-guided weapons products, range and training systems and a variety of embedded GPS applications. Additional offerings include customized fully integrated thermal and power management solutions for participants in the defense industry, OEMs and the airlines.

Information Management Services

Our Information Management Services (IMS) segment provides communications services, systems integration and security solutions across the aviation, airport, rail and nuclear security markets to customers located around the world. The customer base includes commercial airlines, business aircraft operators, the U.S. Federal Aviation Administration (FAA), airport and critical infrastructure operators and major passenger and freight railroads. In October 2018, we announced that IMS will become part of the Commercial Systems segment. This reorganization will enable us to further capitalize on customers' increasing need for aviation connectivity solutions. This change will require us to revise our segment reporting beginning in the first quarter of fiscal 2019 to report the IMS business within the Commercial Systems segment.
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

We serve a broad range of customers worldwide, including the U.S. Department of Defense, U.S. Coast Guard, civil agencies, airports, defense contractors, foreign ministries of defense, manufacturers of commercial helicopters, manufacturers of commercial air transport, airframe manufacturers, defense manufacturers, business and regional aircraft, commercial airlines, aerospace OEMs, fractional and other business jet operators, the FAA, critical infrastructure operators and major passenger and freight railroads. We market our systems, products and services directly to our customers through an internal marketing and sales force. In addition, we utilize a worldwide dealer network to distribute our products and international sales representatives to assist with international sales and marketing. In 2018, various branches of the U.S. Government, both directly and indirectly through subcontracts, accounted for 23 percent of our total sales. Sales to The Boeing Company represented 16 percent of total sales in 2018.

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

Competition

We operate in a highly competitive environment. Principal competitive factors include total cost of ownership, product and system performance, network coverage, quality, service, warranty and indemnification terms, technology, design engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of U.S. and non-U.S. companies in each of our businesses. Many of these competitors are also our suppliers or customers. Principal competitors include BAE Systems Aerospace, Inc.; CAE Inc.; Diehl Aerosystems Holding GmBH; Elbit Systems Ltd.; Esterline Technologies Corp.; FlightSafety International; Garmin International Inc.; General Dynamics Corporation; General Electric Co.; Harris Corp.; Honeywell International, Inc.; Jamco America, Inc.; L3 Communications, Inc.; Northrop Grumman Corp.; Raytheon Co.; Recaro Aircraft Seating GmbH & Co. KG; Safran; Satcom Direct, Inc.; SITA; Thales S.A.; The Boeing Company; and Thompson Aero Seating Ltd. Several of our competitors are significantly larger than we are in terms of resources and market share and can offer a broader range of products. We believe that our systems, products and services are well positioned to compete in our served markets.

Industry consolidation has from time to time had a major impact on the competitive environment in which we operate. Our competitors periodically undertake mergers, alliances and realignments that contribute to a dynamic competitive landscape. We have contributed to this changing landscape in the past two years by completing a significant acquisition (B/E Aerospace, Inc.), one smaller acquisition and several strategic alliances to improve our competitive position and expand our market reach.

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

Backlog

The following table summarizes our backlog:

	September 30
(in billions)	2018	2017
Interior Systems	$3.9	$3.6
Commercial Systems	2.4	2.2
Government Systems:
Funded orders	2.8	2.7
Unfunded orders	0.7	0.8
Information Management Services	0.3	0.3
Total backlog	$10.1	$9.6

Our backlog represents the aggregate of the sales price of orders received from customers, but not recognized as revenue, and excludes unexercised options. Although we believe that the orders included in backlog are firm, most of our backlog orders can be modified or terminated by the customer. Our backlog at September 30, 2018 includes approximately $4.4 billion of orders that are expected to be filled after 2019.

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

•
ADARI Aviation Technology Company Limited, a joint venture with Aviation Data Communication Corporation Co., LTD, operates remote ground stations around China and develops certain content delivery management software

•
AVIC Leihua Rockwell Collins Avionics Company, a joint venture with China Leihua Electronic Technology Research Institute, a subsidiary of the Aviation Industry Corporation of China (AVIC), which provides integrated surveillance system products for the C919 aircraft in China

•	Data Link Solutions LLC, a joint venture with BAE Systems, plc, for joint pursuit of the worldwide military data link market

•	ESA Vision Systems LLC, a joint venture with Elbit Systems, Ltd., for joint pursuit of helmet-mounted cueing systems for the worldwide military fixed wing aircraft market

•	Quest Flight Training Limited, a joint venture with Quadrant Group, plc, which provides aircrew training services primarily for the United Kingdom Ministry of Defence

•	Rockwell Collins CETC Avionics Co., Ltd. a joint venture with CETC Avionics Co., Ltd. to develop, produce and maintain communication and navigation products on Chinese commercial OEM platforms

Acquisitions and Dispositions

We regularly consider various business opportunities, including strategic acquisitions and alliances, licenses and marketing arrangements. We review the prospects of our existing businesses to determine whether any of them should be modified, sold or otherwise discontinued.

We completed two acquisitions in the past two years to augment our growth plans. These acquisitions were:

•	in April 2017, we acquired B/E Aerospace, which provides aircraft cabin interior products and services

•	in December 2016, we acquired Pulse.aero, a company specializing in self-bag drop technologies used by airlines and airports

We reached definitive agreements to divest the following three businesses, each of which is still subject to certain conditions to closing:

•
in August 2018, we reached an agreement to sell our air transport in-flight entertainment (IFE) business, which designs, manufactures and services in-seat video, overhead video and content services and other products for the air transport IFE market

•
in July 2018, we reached an agreement to sell our ElectroMechanical Systems business, which designs, manufactures and services actuation, pilot control and other specialty products for commercial and military aerospace applications. The business is being sold in order to comply with regulatory commitments associated with the pending UTC merger

•
in May 2018, we reached an agreement to sell our engineered components business, which manufactures, sells and services diversified engineering components for niche aerospace, military and industrial applications. The business is being sold in order to comply with regulatory commitments associated with the pending UTC merger

Additional information relating to our acquisitions, dispositions and joint ventures is contained in Notes 3, 4 and 8 of the Notes to Consolidated Financial Statements in Item 8 below.

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

Rockwell Automation, Inc. (Rockwell) owns the "Rockwell" name. In connection with our spin-off from Rockwell in 2001, we were granted the exclusive right to continue to use the Rockwell Collins name for use in our business other than in connection with the Rockwell Automation business or industrial automation products. Unless extended, this exclusive right would terminate following certain change of control events, including the completion of the UTC Merger, as described in our distribution agreement with Rockwell.

Employees

As of September 30, 2018, we had approximately 31,200 employees and approximately 67 percent of them were located in the U.S. Approximately 10 percent of our employees located within the U.S. and 9 percent of our employees located outside of the U.S. are covered by collective bargaining agreements. Many of our employees located outside of the U.S. who are not covered by a collective bargaining agreement are represented by workers' councils or statutory labor unions. The collective bargaining agreements for most of our employees covered by collective bargaining were negotiated in 2018 and have varying contract terms between 3 and 5 years.

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

In 2018, 23 percent of our sales were derived from U.S. Government contracts, both directly and indirectly through subcontracts. While in 2018 the U.S. Congress acted to increase defense funding for the government's fiscal 2018 and 2019 budget periods, U.S. defense funding is expected to continue to be under pressure due to the overall economic environment, budget deficits and competing budget priorities. Cost cutting, efficiency initiatives, reprioritization and other affordability analysis by the U.S. Government on defense spending could present opportunities for us, but continued pressure on U.S. Government spending on defense could also adversely impact our Government Systems sales and profitability.

The U.S. Government has implemented various initiatives to address its fiscal challenges. In August 2011, Congress enacted the Budget Control Act (BCA) of 2011 which imposed spending caps and certain reductions in defense spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect in March 2013. Through a series of bipartisan agreements, Congress has been able to temporarily lift discretionary spending limits every year through 2019. However, unless a new agreement is enacted, the BCA will again be in force beginning in 2020. The continued uncertainty surrounding the U.S. defense budget could have a material adverse effect on the Company and the defense industry in general.

In years when the U.S. Government does not complete its annual budget and appropriations process prior to the beginning of its fiscal year (October 1), government operations are typically funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate in the new year, but generally does not authorize new spending initiatives. During periods covered by a continuing resolution (or until the regular appropriation bills are passed), we may experience delays by the government in the procurement of new or existing products and services which can adversely impact our results of operations and cause variability in the timing of revenue between periods. During 2018, the U.S. Government completed the fiscal year 2019 Defense budget authorization and approval timeline on schedule and thus avoided the need for a continuing resolution for this part of government operations. Should the U.S. Government not complete fiscal year 2020 budgeting and appropriations in the same manner, we expect to be exposed to the effects of a continuing resolution in the future.

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

•	significant changes in contract scheduling or program structure, which generally result in delays or reductions in deliveries or timing of cash receipts

•	intense competition for available U.S. Government business necessitating increases in time and investment for design and development

•	difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work

•	changes over the life of U.S. Government contracts, particularly development contracts, which generally result in adjustments of contract prices

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

We operate in a highly competitive environment. Many of our competitors are also our suppliers or customers on our programs and may be significantly larger than us. Among others, risks in the competitive environment include:

•	increased competition resulting from industry consolidation and original equipment manufacturers' efforts to vertically integrate

•	customers seeking more rights in intellectual property developed in connection with their program, price concessions, extensive liability protections and other customer favorable contract terms

•	competitors offering lower prices and new solutions, developing new technologies or otherwise capturing more market share

International conflicts and terrorism may adversely affect our business.

Conflicts and political turmoil in certain regions outside the United States and the possibility of future terrorist attacks cause significant uncertainty with respect to business and financial markets and may adversely affect our business. These international conflicts also affect the price of oil, which has a significant impact on the financial health of our commercial customers. Although our Government Systems business may experience greater demand for its products as a result of increased government defense spending, factors arising (directly or indirectly) from international conflicts or terrorism which may adversely affect our commercial business include reduced aircraft build rates, upgrades, maintenance and spending on discretionary products, as well as increases in the cost of property and aviation products insurance and increased restrictions placed on our insurance policies.

Our business is heavily concentrated in the aviation industry.

As a provider of products and services to the aviation industry, we are significantly affected by the overall economic condition of that industry. The aviation industry is historically cyclical.

Our business, financial condition, results of operations and cash flows may be adversely impacted, among other things, by the following:

•	reductions in demand for aircraft and delayed aircraft delivery schedules

•	increased vertical integration efforts of the original equipment manufacturers of aircraft

•	bankruptcy or other significant financial difficulties of our existing and potential customers

•	reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support

•	deferral of discretionary spending by our airline customers for cabin retrofit activities

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

In 2018, 48 percent of our total revenues were from sales of our products and services internationally, including foreign military sales. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:

•	laws, regulations and policies of non-U.S. governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad

•
the imposition of tariffs or embargoes, export controls and other trade restrictions, including the recent tariffs imposed by the U.S. and China and the possibility of additional tariffs or other trade restrictions relating to trade between the two countries

•	regulatory requirements and potential changes, including anti-bribery, anti-money laundering, antitrust and data privacy requirements

•	changes in government spending on defense programs

•	uncertainties and restrictions concerning the availability of funding, credit or guarantees

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

We completed two acquisitions in the past two fiscal years. We will consider making minor acquisitions and partnerships in the future in an effort to enhance shareowner value. Acquisitions and partnerships involve certain risks and uncertainties, such as:

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

During 2018, approximately 94 percent of our total sales were, and a significant portion of our anticipated future sales will be, from fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial cost estimates are incorrect, we can incur losses on these contracts. These fixed-price contracts can expose us to potentially large losses because the customer may compel us to complete a project or, in the event of a termination for default, pay the entire incremental cost of its replacement by another provider regardless of the size of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, unforeseen events such as technological difficulties, fluctuations in the price of raw materials (including added tariffs), problems with subcontractors and cost overruns can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize earnings from our contracts. Lower earnings caused by cost overruns could have an adverse impact on our financial condition, results of operations and cash flows.

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

Our future results could be adversely affected by changes in the effective tax rate as a result of changes in our overall profitability and changes in the mix of earnings in countries with differing statutory tax rates, changes in tax legislation, the results of audits and examination of previously filed tax returns and continuing assessment of our tax exposures. For example, in 2018 the U.S. Government enacted the Tax Cuts and Jobs Act (the Act), which contains significant changes to the U.S. tax system. We are analyzing the Act to determine the full impact of the new tax law, and to the extent any future guidance differs from our preliminary interpretation of the law, it could have a material effect on our financial position and results of operations.

We depend on critical suppliers and subcontractors.

We do not always have alternate sources of supply readily available for certain goods or services, such as liquid crystal displays. A shortage of raw materials or components, the loss of a significant supplier or subcontractor or their inability to meet performance, quality or delivery requirements due to natural disaster, financial stress, capacity constraints, military conflicts or other causes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend on specialized test equipment.

Some of our specialized test equipment that supports the reliability of our products and systems is the result of significant investment. Back-up test equipment may not be readily available. Damage to our specialized test equipment may result in protracted production recovery and may adversely impact our ability to service our products.

A cybersecurity incident, network failure, data privacy breach or other business disruption could have negative impacts.

We face cyber threats, threats to the physical security of our facilities, potential cyber attacks to the integrity of our networks and/or products, and the potential release or theft of our intellectual property or other important data as well as the potential for business disruptions associated with information technology (IT) failures. Possible areas of significant exposure to cyber threats or other disruptions include our enterprise information technology resources, our information management network that provides communication services to customers and our flight deck communication products and solutions. Any of these threats or disruptions may result in a material adverse effect on our business, financial condition, results of operations and cash flows. Risks may include:

•	adverse effects to future results due to the theft, destruction, loss, corruption or release of personal data, confidential information or intellectual property

•	operational or business disruptions resulting from the failure of IT or other systems and subsequent mitigation activities

•	fines, penalties or negative publicity resulting in reputation or brand damage with our customers, suppliers, employees, shareowners and others

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

Risks Related to the Pending Acquisition of the Company by UTC:

The UTC Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the UTC Merger could have material adverse effects on us.

The completion of the UTC Merger is subject to a number of conditions. On November 23, 2018, UTC announced that the final regulatory approval required to close its acquisition of Rockwell Collins had been received and that the acquisition was expected to close within three business days.

The failure to satisfy all of the required conditions could delay the completion of the UTC Merger or prevent it from occurring at all. There can be no assurance that the conditions to the closing of the UTC Merger will be satisfied or waived or that the UTC Merger will be completed. Also, subject to limited exceptions, either we or UTC may terminate the Merger Agreement if the UTC Merger has not been completed by 5:00 p.m. (Eastern time) on March 4, 2019.

If the UTC Merger is not completed, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the UTC Merger, we will be subject to a number of risks, including the following:

•	the market price of our common stock could decline

•	we could owe a $695 million termination fee to UTC under certain circumstances, including a material breach by us

•
time and resources, financial and other, committed by our management to integration planning or other matters relating to the UTC Merger could otherwise have been devoted to pursuing other beneficial opportunities

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

In some circumstances, including a material breach by us, upon termination of the Merger Agreement, we would be required to pay a termination fee of $695 million to UTC.

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

The value of the stock portion of the Merger Consideration is subject to changes based on fluctuations in the value of UTC common stock.

Upon completion of the UTC Merger, each issued and outstanding share of Rockwell Collins common stock (other than certain excluded shares) will be converted into the right to receive the Merger Consideration, which is equal to $93.33 in cash, without interest, plus a fraction of a share of UTC common stock having a value equal to the quotient obtained by dividing $46.67 by the average of the volume-weighted average prices per share of UTC common stock on the NYSE on each of the 20 consecutive trading days ending with the trading day immediately prior to the closing date, subject to adjustment based on a two-way collar mechanism as described below. If the UTC stock price is greater than $107.01 but less than $124.37, the exchange ratio will be equal to the quotient of (1) $46.67 divided by (2) the UTC stock price. However, if the UTC stock price is less than or equal to $107.01 or greater than or equal to $124.37, then a two-way collar mechanism will apply, pursuant to which (a) if the UTC stock price is greater than or equal to $124.37, the exchange ratio will be fixed at 0.37525 and result in more than $46.67 in value, and (b) if the UTC stock price is less than or equal to $107.01, the exchange ratio will be fixed at 0.43613 and result in less than $46.67 in value. Accordingly, the actual number of shares and the value of UTC common stock delivered to our shareowners will depend on the UTC stock price, and the value of the shares of UTC common stock delivered for each such share of our common stock may be greater than, less than or equal to $46.67. On November 23, 2018, UTC announced that the final regulatory approval required to close its acquisition of Rockwell Collins had been received and that the acquisition was expected to close within three business days.

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

Cautionary Statement

This Annual Report on Form 10-K, and documents that are incorporated by reference in this Annual Report on Form 10-K, contains statements, including statements regarding certain projections, business trends and the proposed acquisition of Rockwell Collins by UTC, that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to those disclosed in Risk Factors in Item 1A above and otherwise detailed herein, as well as other risks and uncertainties, including but not limited to those detailed from time to time in our SEC filings and, with respect to the proposed acquisition of Rockwell Collins, UTC’s filings with the SEC. With respect to the business and operations of Rockwell Collins, these risks include but are not limited to: the financial condition of our customers and suppliers, including bankruptcies; the health of the global economy, including potential deterioration in economic and financial market conditions; adjustments to the commercial OEM production rates and the aftermarket; the impacts of natural disasters and pandemics, including operational disruption, potential supply shortages and other economic impacts; cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption; delays related to the award of domestic and international contracts; delays in customer programs, including new aircraft programs entering service later than anticipated; the continued support for military transformation and modernization programs; potential impact of volatility in oil prices, currency exchange rates or interest rates on the commercial aerospace industry or our business; the impact of terrorist events, regional conflicts or governmental sanctions on other nations on the commercial aerospace industry; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; reliability of and customer satisfaction with our products and services; potential unavailability of our mission-critical data and voice communication networks; unfavorable outcomes on or potential cancellation or restructuring of contracts, orders or program priorities by our customers; recruitment and retention of qualified personnel; regulatory restrictions on air travel due to environmental concerns; effective negotiation of collective bargaining agreements by us, our customers, and our suppliers; performance of our customers and subcontractors; risks inherent in development and fixed-price contracts, particularly the risk of cost overruns; risk of significant reduction to air travel or aircraft capacity beyond our forecasts; our ability to execute to internal performance plans such as restructuring activities, productivity and quality improvements and cost reduction initiatives; achievement of B/E Aerospace integration and synergy plans; continuing to maintain our planned effective tax rates; our ability to develop contract compliant systems and products on schedule and within anticipated cost estimates; risk of fines and penalties related to noncompliance with laws and regulations including compliance requirements associated with U.S. Government work, export control, anticorruption and environmental regulations; risk of asset impairments; our ability to win new business and convert those orders to sales within the fiscal year in accordance with our annual operating plan; the uncertainties of the outcome of lawsuits, claims and legal proceedings. With respect to the proposed acquisition, these risks include but are not limited to: the ability of Rockwell Collins and UTC to satisfy the conditions to the closing of the transaction; the occurrence of events that may give rise to a right of one or both of the parties to terminate the merger agreement; negative effects of the announcement or the consummation of the transaction on the market price of UTC and/or Rockwell Collins common stock and/or on their respective businesses, financial conditions, results of operations and financial performance; risks relating to the value of UTC’s shares to be issued in the transaction, significant transaction costs and/or unknown liabilities; the possibility that the anticipated benefits from the proposed transaction cannot be realized in full or at all or may take longer to realize than expected; risks associated with third party contracts containing consent and/or other provisions that may be triggered by the proposed transaction; risks associated with transaction-related litigation; the possibility that costs or difficulties related to the integration of Rockwell Collins’ operations with those of UTC will be greater than expected; the outcome of legally required consultation with employees, their works councils or other employee representatives; and the ability of Rockwell Collins and the combined company to retain and hire key personnel. There can be no assurance that the proposed acquisition will in fact be consummated in the manner described or at all. For additional information on risks associated with the proposed merger and on other identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the reports of United Technologies and Rockwell Collins on Forms 10-K, 10-Q and 8-K filed with or furnished to the SEC from time to time. In addition, in connection with the pending merger, UTC has filed a registration statement that includes a prospectus from UTC and a proxy statement from Rockwell Collins, which is effective and contains important information about UTC, Rockwell Collins, the transaction and related matters. Readers are cautioned not to place undue reliance on forward-looking statements. These forward-looking statements are made only as of the date hereof and Rockwell Collins assumes no obligation to update any forward-looking statement, except as otherwise required by law.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of September 30, 2018, we operated various manufacturing and engineering facilities, sales offices, warehouses and service locations throughout the U.S. and around the world. These facilities have aggregate floor space of approximately 10.8 million square feet. Of this floor space, 47 percent is owned and 53 percent is leased. There are no major encumbrances on any of our plants or equipment. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2018 is as follows:

Location (in thousands of square feet)	Owned Facilities	Leased Facilities	Total
Interior Systems
U.S.	394	2,016	2,410
Europe / Africa / Middle East	277	230	507
Asia-Pacific	705	150	855
Americas, excluding U.S.	—	264	264
Total	1,376	2,660	4,036

Commercial and Government Systems
U.S.	3,355	1,668	5,023
Europe / Africa / Middle East	330	225	555
Asia-Pacific	—	416	416
Americas, excluding U.S.	—	148	148
Total	3,685	2,457	6,142

Information Management Services
U.S.	39	556	595
Europe / Africa / Middle East	—	42	42
Asia-Pacific	—	26	26
Americas, excluding U.S.	—	1	1
Total	39	625	664
Combined Total	5,100	5,742	10,842

Type of Facility (in thousands of square feet)	Owned Facilities	Leased Facilities	Total
Interior Systems
Manufacturing and service	1,300	2,219	3,519
Sales, engineering and general office space	76	441	517

Commercial and Government Systems
Manufacturing and service	1,247	1,017	2,264
Sales, engineering and general office space	2,438	1,440	3,878

Information Management Services
Manufacturing and service	39	81	120
Sales, engineering and general office space	—	544	544
Combined Total	5,100	5,742	10,842

We have facilities with a total of at least 200,000 square feet (in rounded thousands) in the following cities: Cedar Rapids, Iowa (2,910,000 square feet), Tanauan City, Philippines (770,000 square feet), Winston-Salem, North Carolina (660,000 square feet), Melbourne, Florida (400,000 square feet), Annapolis, Maryland (370,000 square feet), Richardson, Texas (280,000 square feet), Everett, Washington (240,000 square feet), Heidelberg, Germany (240,000 square feet), Nogales, Mexico (230,000 square feet), Irvine, California (210,000 square feet) and Coralville, Iowa (200,000 square feet). Most of our facilities for our Commercial

Systems and Government Systems businesses are shared and have therefore been presented together in the tables above. We have excluded from the tables above hundreds of leased locations wherein our Information Management Services business has radio frequency equipment in various locations throughout the world.

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

Related to the acquisition and post-closing compliance review of B/E Aerospace, as previously disclosed, the Company identified and is investigating the circumstances surrounding an employee's submission of certain expense reports for customer entertainment and gifts that preceded the acquisition and do not appear to have complied with applicable company policy. In March 2018, the Company voluntarily notified the Department of Justice (DOJ) and SEC Division of Enforcement of its investigation. The Company's investigation into this and other customer related expenditures is ongoing, and the outcome or the consequences thereof cannot be predicted at this time.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 4A.	Executive Officers of the Company.

The name, age, office, position held with us and principal occupations and employment during the past five years of each of our executive officers as of November 26, 2018 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age
Robert K. Ortberg—Chairman of the Board of Directors since November 2015; Chief Executive Officer and a Director since August 2013; President since September 2012	58
Patrick E. Allen—Senior Vice President and Chief Financial Officer since January 2005	54
Tatum J. Buse—Vice President, Finance and Corporate Controller since September 2013	44
Philip J. Jasper—Executive Vice President and Chief Operating Officer, Government Systems since September 2012	50
Bruce M. King—Senior Vice President, Operations since May 2011	57
Jeffrey D. MacLauchlan—Senior Vice President, Corporate Development since September 2014; Vice President, Corporate Development of Lockheed Martin Corporation prior thereto	59
Colin R. Mahoney—Senior Vice President, International and Service Solutions since February 2013	53
Nan Mattai—Senior Vice President, Engineering and Information Technology since August 2015; Senior Vice President, Engineering and Technology prior thereto	66
David J. Nieuwsma—Executive Vice President and Chief Operating Officer, Interior Systems since October 2018; Senior Vice President, Information Management Services from April 2016 to October 2018; Vice President, Strategy and Business Development, Government Systems prior thereto	54
Robert J. Perna—Senior Vice President, General Counsel and Secretary since February 2014; Senior Vice President, General Counsel from January 2014 to February 2014; Vice President, General Counsel and Secretary for AM Castle & Co. prior thereto	54
Jeffrey A. Standerski—Senior Vice President, Human Resources since April 2016; Senior Vice President, Information Management Services from December 2013 to April 2016; Vice President and General Manager, Business and Regional Systems prior thereto	52
Kent L. Statler—Executive Vice President and Chief Operating Officer, Commercial Systems since February 2010	53
Douglas E. Stenske—Vice President, Treasurer and Risk Management since September 2013	52
Robert A. Sturgell—Senior Vice President, Washington Operations since April 2009	59

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

Shareowner Return Performance(1)
(including dividend reinvestment)
Fiscal year ended September 30
Cumulative Total Returns(1)

	2013	2014	2015	2016	2017	2018
Rockwell Collins, Inc.	$100.00	$114.61	$123.58	$128.73	$202.17	$219.40
S&P 500	100.00	118.78	120.24	136.54	161.95	190.95
Peer Group	100.00	114.97	122.29	143.03	205.32	254.10
Closing market price of COL at fiscal year end	68.59	77.35	82.24	84.34	130.71	140.47
(1) The cumulative total returns table and adjacent line graph compare the cumulative total shareowner return on the company’s Common Stock against the cumulative total return of the S&P Aerospace and Defense Select Industry Index (Peer Group) and the S&P 500 Composite Index (S&P 500) for the five-year period ended September 30, 2018. In each case a fixed investment of $100 at the respective closing prices on September 30, 2013 and reinvestment of all dividends are assumed.

Market Information

Our common stock, par value $.01 per share, is listed on the New York Stock Exchange and trades under the symbol COL. On October 31, 2018, there were 15,404 shareowners of record of our common stock.

Dividends

The following table sets forth the cash dividends per share paid by us during each quarter of our years ended September 30, 2018 and 2017:

Fiscal Quarters	2018	2017
First	$0.33	$0.33
Second	0.33	0.33
Third	0.33	0.33
Fourth	0.33	0.33
Based on our current dividend policy, we have been paying quarterly cash dividends which, on an annual basis, equal $1.32 per share. The declaration and payment of dividends, however, will be at the sole discretion of our Board of Directors, subject to certain restrictions in the Merger Agreement. There can be no assurance that we will continue to pay dividends at our current levels.

Repurchases

Our Board of Directors has authorized certain repurchases of our common stock. During 2018, there were no repurchases of our common stock. During 2017, we repurchased approximately 0.4 million shares of our common stock at a total cost of $39 million, at a weighted average cost of $104.32 per share.

The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2018 through July 31, 2018	—	$—	—	$285 million
August 1, 2018 through August 31, 2018	—	—	—	285 million
September 1, 2018 through September 30, 2018	—	—	—	285 million
Total / Average	—	—	—
(1) On July 7, 2017, we announced that our Board authorized the repurchase of an additional $200 million of our common stock. The authorization has no stated expiration.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 below. The Statement of Operations, Statement of Financial Position and other data have been derived from our audited financial statements. The Company operates on a 52/53 week fiscal year ending on the Friday closest to September 30. Fiscal years 2018, 2017, 2016 and 2015 were 52-week fiscal years while fiscal year 2014 was a 53-week fiscal year.

	Years Ended September 30
(dollars in millions, except per share amounts)	2018(a)	2017(b)	2016(c)	2015(d)	2014(e)
Statement of Operations Data:
Sales	$8,665	$6,822	$5,259	$5,244	$4,979
Cost of sales	6,382	4,868	3,642	3,630	3,469
Selling, general and administrative expenses	817	732	638	606	594
Income from continuing operations	1,032	705	727	694	618
Income (loss) from discontinued operations, net of taxes	—	—	1	(8)	(14)
Net income	1,032	705	728	686	604
Net income as a percent of sales	11.9%	10.3%	13.8%	13.1%	12.1%
Diluted earnings per share from continuing operations	6.22	4.79	5.50	5.19	4.52
Statement of Financial Position Data:
Working capital(f)	$1,092	$1,691	$1,144	$1,164	$1,054
Property, Net	1,429	1,398	1,035	964	919
Goodwill and intangible assets	11,299	11,287	2,586	2,607	2,551
Total assets	19,026	17,997	7,699	7,294	6,994
Short-term debt	2,248	479	740	448	504
Long-term debt, net	5,681	6,676	1,374	1,670	1,652
Shareowners' equity	7,107	6,043	2,078	1,875	1,884
Other Data:
Capital expenditures	$257	$240	$193	$210	$163
Depreciation and amortization	449	399	253	252	225
Dividends per share	1.32	1.32	1.32	1.26	1.20
Stock Price:
High	$142.61	$135.31	$95.11	$99.37	$84.06
Low	130.01	78.54	76.03	72.35	65.76

(a)
Income from continuing operations includes a $130 million income tax benefit due to the enactment of the Tax Cuts and Jobs Act (the Act). In addition, income from continuing operations includes $57 million of B/E Aerospace acquisition-related costs ($78 million before income taxes) and $31 million of transaction costs associated with the pending acquisition of the Company by UTC ($34 million before income taxes). Income from continuing operations also includes $44 million of restructuring, asset impairment and settlement of a contract matter charges ($39 million before income taxes). Approximately $30 million of the pre-tax expense was recorded within cost of sales and $9 million was included within other income, net.

(b)
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

(c)
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

(d)
Income from continuing operations includes a $22 million income tax benefit from the retroactive reinstatement of the previously expired Federal Research and Development Tax Credit and a $16 million income tax benefit related to the remeasurement of certain prior year tax positions.

(e)
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

We operate on a 52/53 week fiscal year ending on the Friday closest to September 30. For ease of presentation, September 30 is utilized consistently throughout Management's Discussion and Analysis of Financial Condition and Results of Operations to represent the fiscal year end date. Fiscal years 2018, 2017 and 2016 were 52-week fiscal years. All date references contained herein relate to our fiscal year unless otherwise stated.

OVERVIEW AND OUTLOOK

On September 4, 2017, we entered into the Merger Agreement providing for the acquisition of the Company by UTC. If the UTC Merger is consummated, we will become a wholly owned subsidiary of UTC. The agreement includes covenants and agreements relating to the conduct of our business between the date of signing the Merger Agreement and the consummation of the UTC Merger. In light of the announced transaction with UTC, we do not intend to issue financial guidance for fiscal year 2019. During 2018, we incurred $34 million of transaction costs associated with the pending UTC Merger. On November 23, 2018, UTC announced that the final regulatory approval required to close its acquisition of Rockwell Collins had been received and that the acquisition was expected to close within three business days.

On April 13, 2017, we completed our acquisition of B/E Aerospace for $6.5 billion in cash and stock, plus the assumption of $2.0 billion of debt, net of cash acquired. To finance the acquisition and repay assumed debt, we issued 31.2 million shares of common stock, issued $4.35 billion of senior unsecured notes and borrowed $1.5 billion under a senior unsecured syndicated term loan facility. Beginning in 2018, the B/E Aerospace thermal and electronic systems product lines, previously included in Interior products and services within the Interior Systems segment, are now being reported in the Government Systems segment. As these product lines primarily serve military and government customers, the reorganization is expected to generate additional revenue synergy opportunities for the Company. The results of operations of the acquired B/E Aerospace business are now reported in the Interior Systems and Government Systems business segments. Interior Systems and Government Systems sales and operating earnings for the year ended September 30, 2017, have been reclassified to conform to the current year presentation. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 below for more information regarding the acquisition.

The B/E Aerospace acquisition expands our reach and broadens our portfolio of aircraft content with the addition of a wide range of cabin interior products for commercial aircraft and business jets including seating, food and beverage preparation and storage equipment, lighting and oxygen systems and modular galley and lavatory systems. The Company's portfolio of aircraft content now spans the aircraft from cockpit to cabin, communications to connectivity. The acquisition also further diversifies our geographic presence and customer mix as Interior Systems products and services are sold to airlines and original equipment manufacturers across the globe. In addition, the acquisition enhances our diversified and balanced business, serving both commercial and government markets. During 2018, we incurred $78 million of B/E Aerospace acquisition-related expenses.

Our Commercial Systems business supplies aviation electronics systems, products and services to customers located throughout the world. The Commercial Systems customer base is comprised of commercial air transport and business and regional aircraft OEMs, commercial airlines and business aircraft operators. The Government Systems business provides communication and navigation products and avionics to the U.S. Department of Defense, state and local governments, other government agencies, civil agencies, defense contractors and foreign ministries of defense around the world. These systems, products and services support airborne (fixed and rotary wing), ground and shipboard applications. Our Information Management Services (IMS) business enables mission-critical data and voice communications throughout the world to customers including the U.S. Federal Aviation Administration, commercial airlines, business aircraft operators, airport and critical infrastructure operators and major passenger and freight railroads. These communications are enabled by our high-performance, high-quality and high-assurance proprietary radio and terrestrial networks, enhancing customer efficiency, safety and connectivity. In October 2018, we announced that IMS will become part of the Commercial Systems segment. This reorganization will enable us to further capitalize on customers' increasing need for aviation connectivity solutions. This change will require that we revise our segment reporting beginning in the first quarter of fiscal 2019 to report the IMS business within the Commercial Systems segment.

Total sales increased $1.843 billion, or 27 percent, in 2018 compared to 2017, primarily due to the B/E Aerospace acquisition, which contributed a revenue increase of $1.577 billion. Sales excluding the B/E Aerospace acquisition (organic sales) increased $261 million, or 4 percent, compared to 2017, due to revenue growth across all of our legacy businesses.(1)

Total segment operating earnings(2) increased $290 million to $1.616 billion in 2018 compared to 2017. The Interior Systems business contributed a $238 million increase in operating earnings, in addition, operating earnings increased across each of our legacy businesses.

Our effective tax rate decreased in 2018, primarily due to the Enactment of the Tax Cuts and Jobs Act (the Act) which resulted in a $154 million reduction in deferred tax liabilities, partially offset by a $24 million obligation related to unremitted foreign earnings. In addition to these discrete impacts, the effective tax rate was favorably impacted by a lower U.S. Federal statutory tax rate under the Act.

Diluted earnings per share increased 30 percent to $6.22 in 2018 compared to $4.79 in 2017, as higher segment operating earnings and the benefit of a lower effective tax rate in 2018 were partially offset by higher interest expense from debt issued to fund the B/E Aerospace acquisition and $39 million of pre-tax restructuring, impairment and settlement of a contract matter charges. In addition, diluted earnings per share was negatively impacted in 2018 by higher weighted average shares outstanding from the 31.2 million shares of common stock issued to finance the B/E Aerospace acquisition. Adjusted earnings per share increased 11 percent to $6.81 in 2018 compared to 2017 (see the below reconciliation between GAAP earnings per share and adjusted earnings per share).

Our cash flow used for operating activities was $310 million during 2018, compared to cash flow provided by operating activities of $1.264 billion in 2017. The increase in cash used for operating activities in 2018 was primarily due to higher discretionary contributions to our pension plan (to achieve a tax deduction at the pre-reform rate and reduce future Pension Benefit Guaranty Corporation premiums), higher incentive payments to customers, the timing of other operating cash payments and receipts and the accelerated payment of 2018 employee incentive compensation (consistent with requirements of the Merger Agreement, given that the UTC Merger was expected to close prior to our 2018 fiscal year end), as discussed in the Financial Condition and Liquidity section below. We continued to deploy cash for the benefit of our shareowners in 2018 by paying aggregate dividends of $216 million.

Fiscal year 2018 results are as follows:

(in billions, except per share amounts)	FY18 Results
Total sales	$8.665
Diluted earnings per share	$6.22
Operating cash flow used for continuing operations	$(0.310)
Capital expenditures	$0.257
Total research and development investment(3)	$1.348
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
(3) Total research and development (R&D) investment is comprised of company- and customer-funded R&D expenditures and the net change in pre-production engineering costs capitalized within Inventory.

Adjusted earnings per share is a non-GAAP metric and is believed to be useful to investors' understanding and assessment of our ongoing operations and performance of the B/E Aerospace acquisition, which occurred on April 13, 2017. Adjusted earnings per share excludes certain one-time and non-cash expenses that we believe are not indicative of our ongoing operating results. We believe these measures are important indicators of the Company's operations for purposes of period-to-period comparison of our operating results. The non-GAAP information is not intended to be considered in isolation or as a substitute for the related GAAP measures.

A reconciliation between GAAP earnings per share and adjusted earnings per share is presented below for 2018 and 2017.

	2018	2017
Earnings per share (GAAP)	$6.22	$4.79
B/E Aerospace acquisition-related expenses	0.34	0.58
United Technologies transaction expenses	0.19	0.10
Amortization of acquisition-related intangible assets	1.25	0.71
Amortization of B/E Aerospace acquired contract liability	(0.78)	(0.41)
Amortization of B/E Aerospace inventory fair value adjustment	—	0.38
Restructuring and impairment charges and settlement of a contract matter	0.27	—
Discrete income tax impact from Tax Cuts and Jobs Act and pension contribution	(0.68)	—
Adjusted earnings per share	$6.81	$6.15

The below tables reconcile pre- and post-tax income on a GAAP basis with pre- and post-tax adjusted income for 2018 and 2017.

	2018				2017
(dollars in millions)	Pre-tax	Tax Expense	Net	Tax Rate	Pre-tax	Tax Expense	Net	Tax Rate
Net income (GAAP)	$1,112	$80	$1,032	7.2%	$931	$226	$705	24.3%
B/E Aerospace acquisition-related expenses	78	21	57		125	39	86
United Technologies transaction expenses	34	3	31		24	9	15
Amortization of acquisition-related intangible assets	268	62	206		149	45	104
Amortization of B/E Aerospace acquired contract liability	(141)	(12)	(129)		(69)	(8)	(61)
Amortization of B/E Aerospace inventory fair value adjustment	—	—	—		74	18	56
Restructuring and impairment charges and settlement of a contract matter	39	(5)	44		—	—	—
Discrete income tax impact from Tax Cuts and Jobs Act and pension contribution	—	112	(112)		—	—	—
Adjusted net income	$1,390	$261	$1,129	18.8%	$1,234	$329	$905	26.7%

Our long-term strategies are focused on the following:

•	accelerate sales growth

•	expand operating margins and improve cash flow conversion

•	deploy capital with priorities on growth and shareowner return

Accelerate sales growth

Accelerating our business growth is a fundamental objective of our management team. For the past decade we have been in a period of significant investment in research and development to support market share gains throughout our businesses. Our record of success in migrating technologies across the enterprise is a core strength and enables us to realize the benefits of investment even if market conditions change. We are realizing the benefits of completing investments in these programs as new platforms enter service. Our focus on developing solutions aimed at making Rockwell Collins the supplier of choice is evidenced by our significant investment in research and development. Over the past 5 years, we invested approximately $5.3 billion in research and development, which has allowed us to develop new systems, products and software solutions for our customers and capture strategically important positions on a variety of air transport, business aviation and military aircraft.

Highlights of our strategy to accelerate top-line sales growth are as follows:

Strong positions will fuel growth
Our Interior Systems segment was created in April 2017 with the acquisition of B/E Aerospace. The Interior Systems current backlog of $3.9 billion increased $287 million during 2018. Increased aircraft production rates at commercial air transport and business jet OEMs fuel opportunities for continued growth. Backlog growth results from favorable trends in airline selectable equipment, including seating, lighting systems and food preparation and storage, as well as increased production of aircraft with standard Interior Systems equipment. Additionally, the large installed base provides a robust flow of aftermarket retrofit and spares opportunities to support long-term growth.

Within Commercial Systems, over the past several years we have captured key positions and market share gains on platforms such as the Boeing 737 MAX and 777X, as well as the Airbus A220. We successfully completed numerous milestones on these and other aircraft development programs throughout the year, including the certification of ProLine Fusion on the Bombardier Global 7500 which is scheduled to enter into service later this year. We believe these accomplishments have positioned us to continue to grow our market share. We previously announced that Airbus has selected our flight operations and maintenance exchanger solution, called FOMAX, as standard on their A320 family. Under this agreement, we will supply each A320 aircraft with a secure router to wirelessly send aircraft performance and maintenance data to ground-based operations.

Within Government Systems, we increased our backlog by $60 million during 2018. Defense budgets have been improving not only in the United States, but also throughout the world. During 2018, we were selected for our first international E2-D Advanced Hawkeye weapons system trainer, which is an important extension of our E2-D training system capabilities for the U.S. Navy into the Foreign Military Sales (FMS) market. We were also one of two companies selected by the U.S. Air Force for the technology maturation and risk reduction phase of the Airborne Launch Control System Replacement program (ALCS-R). ALCS-R will upgrade the survivable launch control system that is part of the United States' intercontinental ballistic missile deterrent, and is part of the broader initiative to modernize U.S. nuclear capabilities.

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

As traffic on our air-to-ground network increases, we’re taking steps to enhance its capacity and usefulness. In the cockpit, more robust data streams and sophisticated applications are enhancing operational efficiencies, safety and on-time flight performance. In the cabin, broadband connectivity is enabling passengers to stay connected throughout their flight, and it also provides new ways to enhance the passenger experience. In 2018, we introduced our GlobalConnect offering that leverages our standard information management hardware positions on the Airbus A350XWB, A320NEO and A330NEO and the Boeing 787 to expand our portfolio of communications and data management services for airlines. Approximately 10 airlines have already subscribed to the new services.

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

We believe our Company has a proven ability to both react quickly to changing business conditions and to execute business plans. For example, as we faced challenging conditions in business aviation and the defense environment in the past several years, we took actions to manage our cost structure, while focusing on our customers, continuing our commitment to operational excellence and maintaining our balanced business model. We will also distinguish ourselves through strong customer relationships, high returns on invested capital and continued investment in market differentiating technologies and programs. As we grow our Company, our goal is to generate long-term double-digit cash flow growth. In 2018, our operating cash flow was significantly impacted by discretionary cash contributions to our pension plans, an increase in cash incentive payments to customers and the timing of employee incentive compensation payments. See the Financial Condition and Liquidity section below.

Deploy capital with priorities on growth and shareowner return

We plan to allocate capital across our Company to prioritize debt repayment and to fund growth through investments in R&D, capital expenditures and minor acquisitions. On April 13, 2017, the Company completed the acquisition of B/E Aerospace for $6.5 billion in cash and stock, plus the assumption of $2.0 billion in net debt. The transaction combines our capabilities in flight deck avionics, cabin electronics, mission communications, simulation and training and information management systems with B/E Aerospace's range of cabin interior products, which include seating, food and beverage preparation and storage equipment, lighting and oxygen systems, and modular galley and lavatory systems for commercial airliners and business jets. The acquisition significantly increases our scale and diversifies our product portfolio, customer mix and geographic presence.

See the following sections for further discussion of our results of operations. For additional disclosure on segment operating earnings see Note 21 of the Notes to Consolidated Financial Statements in Item 8 below. Please also see our Risk Factors and Cautionary Statement in Item 1A of this Form 10-K.

RESULTS OF OPERATIONS

The following management discussion and analysis of results of operations is based on reported financial results for 2016 through 2018 and should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 below.

Consolidated Financial Results

Sales

(in millions)	2018	2017	2016
U.S.(1) (2)	$4,666	$3,873	$3,292
Non-U.S.(1)	3,999	2,949	1,967
Total	$8,665	$6,822	$5,259
Percent increase	27%	30%
(1) Sales are attributed to geographic region based on the location of our customers.
(2) For the years ended September 30, 2018, 2017 and 2016, U.S. sales include revenue from foreign military sales of $163 million, $139 million and $171 million, respectively.

Sales for 2018 compared to 2017

Total sales increased $1.843 billion, or 27 percent, for the year ended September 30, 2018, compared to the prior year. B/E Aerospace, which was acquired on April 13, 2017, contributed $1.577 billion of the overall revenue growth. Sales excluding the B/E Aerospace acquisition (organic sales) increased $261 million, or 4 percent, compared to the prior year, driven by a $162 million increase within Commercial Systems, a $107 million increase within Government Systems and a $27 million increase within Information Management Services, partially offset by a $35 million organic revenue decrease within Interior Systems. Refer to the Interior Systems, Commercial Systems, Government Systems and Information Management Services sections of the Segment Financial Results below for a detailed discussion of sales by segment in 2018 and 2017.

U.S. sales increased $793 million, or 20 percent, primarily due to sales from the B/E Aerospace acquisition. The remaining increase results primarily from higher Boeing 737 production rates and increased aftermarket revenues in Commercial Systems, as well as higher Government Systems sales to the U.S. Government.

Non-U.S. sales increased $1.050 billion, or 36 percent, primarily due to sales from the B/E Aerospace acquisition. The remaining variance is primarily driven by higher Airbus A320 and A350 production rates and increased aftermarket revenues in Commercial Systems.

Sales for 2017 compared to 2016

Total sales increased $1.563 billion, or 30 percent, for the year ended September 30, 2017, compared to the prior year. B/E Aerospace, which was acquired on April 13, 2017, contributed $1.406 billion of the overall revenue growth. Sales excluding the B/E Aerospace acquisition (organic sales) increased $157 million, or 3 percent, compared to the prior year, driven by a $74 million increase within Government Systems, a $60 million increase within Information Management Services and a $23 million increase within Commercial Systems. Refer to the Interior Systems, Commercial Systems, Government Systems and Information Management Services section of the Segment Financial Results below for a detailed discussion of sales by segment in 2017 and 2016.

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

B/E Aerospace Pro Forma Sales (1)

Sales for the recently acquired B/E Aerospace business were $2.983 billion and $2.960 billion, on a pro forma basis, for the years ended September 30, 2018 and 2017, respectively. These pro forma results include sales of the Interior Systems segment and the two B/E Aerospace product lines now reported within the Government Systems segment. The $23 million, or 1 percent, increase in pro forma sales was primarily due to the following:

•	a $64 million increase in thermal and electronic systems sales in Government Systems, primarily due to higher deliveries of cooling equipment

•	partially offset by a $41 million decrease in Interior Systems pro forma sales discussed in the Interior Systems sales section below

(1) This pro forma sales information is believed to be useful to investors' understanding of the overall performance of the B/E Aerospace acquisition.

Cost of Sales

(in millions)	2018	2017	2016
Total cost of sales	$6,382	$4,868	$3,642
Percent of total sales	73.7%	71.4%	69.3%

Cost of sales consists of all costs incurred to design and manufacture our products and provide our services and includes R&D, raw material, labor, facility, product warranty, depreciation, amortization, service and support and other related expenses.

Cost of sales for 2018 compared to 2017

Total cost of sales increased $1.514 billion primarily due to the following:

•	$1.272 billion of inorganic cost of sales from the recently acquired B/E Aerospace business

•
a $191 million increase from higher organic sales, which was unfavorably impacted by sales mix as discussed in the Government Systems and Information Management Services sections of the Segment Financial Results below

•	a $65 million organic increase in company-funded R&D, as detailed in the Research and Development expense section below

•	a $30 million increase due to an impairment charge associated with the settlement of a contract matter and employee separation costs

•	a $28 million increase in amortization of pre-production engineering costs

•	partially offset by the absence of $74 million of inventory fair value adjustment amortization recorded in the prior year related to the acquisition of B/E Aerospace

The increase in cost of sales as a percent of revenues was primarily due to sales mix, including impact of the acquired B/E aerospace business, and increased company-funded R&D expenses.

Cost of sales for 2017 compared to 2016

Total cost of sales increased $1.226 billion primarily due to the following:

•	$1.140 billion of inorganic cost of sales from the recently acquired B/E Aerospace business

•	an $83 million increase from higher organic sales, which was favorably impacted by benefits from cost savings initiatives

•	a $40 million increase in employee incentive compensation costs

•	partially offset by $33 million of asset and restructuring charges recorded in 2016

•
further offset by a $9 million organic decrease in company-funded R&D expense in Government Systems and Information Management Services, as detailed in the Research and Development Expense section below

The increase in cost of sales as a percent of revenues was primarily due to the recently acquired B/E Aerospace business.

Research and Development Expense

R&D expense is included as a component of cost of sales and is summarized as follows:

(in millions)	2018	2017	2016
Customer-funded:
Interior Systems	$113	$54	$—
Commercial Systems	253	262	231
Government Systems	483	421	381
Information Management Services	6	9	9
Total customer-funded	855	746	621
Company-funded:
Interior Systems	208	109	—
Commercial Systems	201	143	143
Government Systems	93	75	79
Information Management Services (1)	—	—	2
Total company-funded	502	327	224
Total research and development expense	$1,357	$1,073	$845
Percent of total sales	15.7%	15.7%	16.1%
(1) R&D expenses for the Information Management Services segment do not include costs of internally developed software and other costs associated with the expansion and construction of network-related assets. These costs are capitalized as Property on the Consolidated Statement of Financial Position.
We make significant investments in research and development to allow our customers to benefit from the latest technological advancements. Total R&D expense is comprised of both company-funded and customer-funded expenditures. In addition to the

R&D expenditures shown in the table above, we capitalize in inventory the cost of certain pre-production engineering effort incurred during the development phase of programs when the customer has provided us a long-term supply arrangement and a contractual guarantee for reimbursement. Pre-production engineering costs are then amortized over their useful lives. This amortization cost is included within customer-funded R&D expense and totaled $87 million, $59 million and $49 million for 2018, 2017 and 2016, respectively. Refer to Critical Accounting Policies section found in Item 7 below for further discussion of our investments in pre-production engineering effort.

Customer-funded R&D expenditures are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales, with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method of accounting.

Company-funded R&D expenditures relate to the development of new products and the improvement of existing products and are expensed as incurred and included in cost of sales, as disclosed in Note 2 of the Notes to Consolidated Financial Statements in Item 8 below. Company-funded R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering-related product materials and equipment and subcontracting costs.

Total R&D expense increased $284 million from 2017 to 2018. The customer-funded portion of R&D increased $109 million from 2017 to 2018, primarily due to customer-funded expenditures from the recently acquired B/E Aerospace business. In addition, customer-funded expenditures for Government Systems increased $62 million due to fixed wing and test and training range programs while Commercial Systems decreased $9 million due to international regional jet programs. Company-funded R&D expenditures increased $175 million from 2017 to 2018, primarily due to company-funded expenditures from the recently acquired B/E Aerospace business. In addition, company-funded expenditures for Commercial Systems increased $58 million due to the Bombardier Global 7500 and Boeing 777X programs while Government Systems increased $18 million due to spending on various Avionics programs.

Total R&D expense increased $228 million from 2016 to 2017. The customer-funded portion of R&D increased $125 million from 2016 to 2017, primarily due to $54 million of customer-funded expenditure from the recently acquired B/E Aerospace business. In addition, customer-funded expenditures for Government Systems increased $40 million due to fixed wing programs and Commercial Systems increased $31 million due to international regional jet programs and higher amortization of pre-production engineering costs. Company-funded R&D expenditures increased $103 million from 2016 to 2017 primarily due to $112 million of company-funded expenditures from the recently acquired B/E Aerospace business.

In addition to the R&D expenses above, development expenditures incurred primarily for the Airbus A350 and A220 platforms and the Bombardier Global 7500 program in 2018 resulted in a gross $85 million increase to our investments in pre-production engineering programs capitalized within inventory. The gross increase of $85 million for 2018 was $46 million less than the $131 million gross increase in pre-production engineering costs capitalized within inventory during 2017, primarily due to lower costs incurred on the Bombardier Global 7500 and Boeing 737 MAX platforms, partially offset by an increase in costs incurred for the Airbus A350 program.

Development expenditures incurred on the Bombardier Global 7500, Airbus A220, Boeing 737 MAX and certain military transport programs in 2017 resulted in a gross $131 million increase to our investments in pre-production engineering programs capitalized within inventory. The gross increase of $131 million for 2017 was $46 million less than the $177 million net increase in pre-production engineering costs capitalized within inventory during 2016, primarily due to lower costs incurred for the Boeing 737 MAX platform.

Refer to Note 6 of the Notes to Consolidated Financial Statements in Item 8 below for further discussion of our investments in pre-production engineering effort.

Selling, General and Administrative Expenses

(in millions)	2018	2017	2016
Selling, general and administrative expenses	$817	$732	$638
Percent of total sales	9.4%	10.7%	12.1%

Selling, general and administrative (SG&A) expenses consist primarily of personnel, facility and other expenses related to employees not directly engaged in manufacturing or R&D activities. These activities include marketing and business development, finance, legal, information technology and other administrative and management functions.

Total SG&A expenses increased $85 million, or 12 percent, in 2018 compared to 2017, primarily due to the following:

•	SG&A costs from the recently acquired B/E Aerospace business

•	partially offset by the absence of international customer bankruptcy and employee severance charges recorded in 2017

•	also offset by the benefits of cost savings initiatives

Total SG&A expenses increased $94 million, or 15 percent, in 2017 compared to 2016, primarily due to the following:

•	$99 million of SG&A costs from the recently acquired B/E Aerospace business

•	international customer bankruptcy and employee severance charges in 2017

•	a $3 million increase in employee incentive compensation costs

•	partially offset by $12 million of restructuring and asset impairment charges recorded in 2016 and the benefits of cost savings initiatives

Interest Expense

(in millions)	2018	2017	2016
Interest expense	$262	$187	$64
Interest expense increased by $75 million in 2018 compared to 2017, primarily due to the following:

•	$89 million of incremental interest on the debt issued to fund the B/E Aerospace acquisition

•	the combination of higher commercial paper balances and higher interest rates on commercial paper compared to the prior year

•	partially offset by the absence of $29 million of bridge facility fees incurred in the prior year related to the
B/E Aerospace acquisition

Interest expense increased by $123 million in 2017 compared to 2016, primarily due to to the following:

•	$92 million of incremental interest on the new debt issued to fund the B/E Aerospace acquisition

•	$29 million of fees incurred in 2017 associated with the bridge credit agreement entered into in December 2016 pursuant to the acquisition of B/E Aerospace

See Note 9 of the Notes to Consolidated Financial Statements in Item 8 below for more detail regarding outstanding debt.

Other Income, Net

(in millions)	2018	2017	2016
Other income, net	$20	$16	$20
Other income, net increased by $4 million in 2018 compared to 2017, primarily due to favorable resolution of certain claims associated with a divested business, as discussed in the Information Management Services section of the Segment Financial Results below, partially offset by asset impairment charges due to the planned sale of SMR Technologies (see Note 4 of the Notes to Consolidated Financial Statements in Item 8 below).

Other income, net decreased by $4 million in 2017 compared to 2016, primarily due to the absence of a favorable settlement of a contractual matter with a customer of the ASES business. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 below for more detail regarding this settlement.

Income Tax Expense from Continuing Operations

(in millions)	2018	2017	2016
Income tax expense	$80	$226	$208
Effective income tax rate	7.2%	24.3%	22.2%

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the Act). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35.0 percent to a flat 21.0 percent rate, effective January 1, 2018, and transitions from a worldwide tax system to a modified territorial tax system. The Act also adds many new provisions including changes to bonus depreciation, changes to the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). Many of these provisions, including the tax on GILTI, the BEAT and the deduction for FDII, do not apply to the Company until 2019 and the Company continues to assess the impact of these provisions. The Company has elected to account for the tax on GILTI as a period cost and thus has not adjusted any of the deferred tax assets/liabilities of its foreign subsidiaries for the new tax. The two material items that impact the Company for 2018 are the reduction in the tax rate and a one-time tax that is imposed on the Company’s unremitted foreign earnings.

The difference between our effective income tax rate in 2018 and the statutory tax rate is primarily due to the benefit derived from the rate change on our deferred tax liabilities due to the enactment of the Act and the Federal Research and Development Tax Credit (Federal R&D Tax Credit), which provides a tax benefit on certain incremental R&D expenditures, partially offset by the tax on unremitted foreign earnings imposed by the Act.

The effective income tax rate in 2018 decreased from 2017 primarily due to the $154 million reduction in deferred tax liabilities resulting from the Act and the $73 million benefit of the lower U.S. Federal statutory rate on current year earnings, partially offset by the $24 million tax on unremitted foreign earnings imposed by the Act.

The effective income tax rate in 2017 increased from 2016 primarily due to the retroactive reinstatement of the Federal R&D Tax Credit and the release of a $41 million valuation allowance related to a U.S. capital loss carryforward in the prior year. In addition, the effective income tax rate in 2017 was favorably impacted by the jurisdictional mix of income as a result of the B/E Aerospace acquisition.

Net Income and Diluted Earnings Per Share

(in millions, except per share amounts)	2018	2017	2016
Income from continuing operations	$1,032	$705	$727
Percent of sales	11.9%	10.3%	13.8%

Income from discontinued operations, net of taxes	—	—	1
Net income	$1,032	$705	$728

Diluted earnings per share from continuing operations	$6.22	$4.79	$5.50
Diluted earnings per share from discontinued operations	—	—	0.01
Diluted earnings per share	$6.22	$4.79	$5.51

Weighted average diluted common shares	165.8	147.2	132.1

Income from continuing operations, net of taxes, for 2018 was $1.032 billion, up 46 percent, or $327 million, from the $705 million in income from continuing operations, net of taxes, reported for 2017. Diluted earnings per share from continuing operations increased 30 percent to $6.22 during this same time period. The rate of increase in diluted earnings per share from continuing operations was less than the rate of increase in income from continuing operations, net of taxes, due to the 31.2 million shares of common stock issued to finance the B/E Aerospace acquisition.

Income from continuing operations, net of taxes, and diluted earnings per share from continuing operations in 2018 increased primarily due to:

•
a $238 million increase in Interior Systems operating earnings, a $38 million increase in Commercial Systems operating earnings, a $13 million increase in Government Systems operating earnings and a $1 million increase in Information Management Services operating earnings

•	a $146 million decrease in income tax expense as detailed in the Income Taxes section below

•	an $8 million decrease in pre-tax transaction and integration costs associated with the acquisition of B/E Aerospace and the pending acquisition of Rockwell Collins by UTC

•	partially offset by a $75 million increase in interest expense, primarily due to the debt issued to fund the B/E Aerospace acquisition

•
also offset by $39 million of pre-tax restructuring, impairment and settlement of a contract matter charges recorded in 2018 (see Note 20 of the Notes to Consolidated Financial Statements in Item 8 below)

Income from continuing operations, net of taxes, for 2017 was $705 million, down 3 percent, or $22 million, from the $727 million in income from continuing operations, net of taxes, reported for 2016. Diluted earnings per share from continuing operations decreased 13 percent to $4.79 during this same time period. The rate of decrease in diluted earnings per share from continuing operations was more than the rate of decrease in income from continuing operations, net of taxes, due to the 31.2 million shares of common stock issued to finance the B/E Aerospace acquisition.

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

•
partially offset by a $168 million increase in operating earnings from the recently acquired Interior Systems business, a $30 million increase in Information Management Services operating earnings and a $25 million increase in Government Systems operating earnings, net of a $12 million decrease in Commercial Systems operating earnings

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

Interior Systems

Overview

On April 13, 2017, we acquired B/E Aerospace and formed the Interior Systems business segment. As described in the Overview and Outlook section, sales and earnings of the B/E Aerospace thermal and electronic systems product lines, previously included in Interior products and services within the Interior Systems segment, are now being reported in the Government Systems segment. Interior Systems and Government Systems sales and operating earnings for the year ended

September 30, 2017, have been reclassified to conform to the current year presentation. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 below for more information regarding the acquisition.

The Interior Systems business manufactures cabin interior products for the commercial aircraft and business aviation markets, including aircraft seats, a full line of aircraft food and beverage preparation and storage equipment, modular lavatory systems, wastewater management systems, galley systems, lighting products and oxygen systems. We sell our products and provide our services directly to virtually all of the world’s major airlines and aerospace manufacturers. The near and long-term performance of our Interior Systems business is impacted by general worldwide economic health, commercial airline flight hours, commercial aircraft production and retirement rates and the financial condition of airlines worldwide.

For risks to the Interior Systems segment, see Risk Factors in Item 1A above. For additional disclosure on Interior Systems segment results see Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

Interior Systems Sales

The following table presents Interior Systems sales by product category:

(in millions)	2018	2017	2016
Interior products and services	$1,472	$717	$—
Aircraft seating	1,237	585	—
Total	$2,709	$1,302	$—
Percent increase	108%

The 2017 results above reflect sales by the Interior Systems segment from April 13, 2017 through September 30, 2017.

Interior Systems Sales for 2018 compared to 2017

Total interior products and services sales increased $755 million, or 105 percent, compared to the same period in the prior year, primarily due to the following:

•	a $781 million inorganic revenue increase due to the timing of the April 13, 2017, B/E Aerospace acquisition

•
partially offset by $26 million in other net decreases to revenue, primarily due to timing of original equipment galley revenues and the absence of oxygen equipment retrofit deliveries which occurred in the prior year

Total aircraft seating sales increased $652 million, or 111 percent, compared to the same period in the prior year, primarily due to the following:

•	a $661 million inorganic revenue increase due the timing of the April 13, 2017, B/E Aerospace acquisition

•	partially offset by $9 million in other net decreases to revenue, primarily due to the completion of certain super first class programs

Interior Systems Pro Forma Sales

Note 3 of the Notes to Consolidated Financial Statements in Item 8 below presents supplemental pro forma financial data as if the acquisition of B/E Aerospace had been completed on October 1, 2015. The pro forma data included in Note 3 combines the Company's consolidated results with the stand-alone results of B/E Aerospace for the pre-acquisition periods. The supplemental pro forma data is not necessarily indicative of results that actually would have occurred had the acquisition been consummated on October 1, 2015.

Interior Systems Sales for 2018 compared to Pro Forma Sales for 2017

On a pro forma basis, sales for the Interior Systems segment would be $2.709 billion and $2.750 billion for the years ended September 30, 2018 and 2017, respectively. The $41 million, or 1 percent, decrease in the pro forma sales was primarily due to the following:

•	a $65 million decrease in aircraft seating sales, primarily due to softening of the super first class seating market and the timing of other new seating equipment deliveries

•	partially offset by a $24 million increase in interior products and services sales, primarily due to increased original equipment deliveries of galley inserts, advanced lavatories and cabins

Interior Systems Pro Forma Sales for 2017 compared to Pro Forma Sales for 2016

On a pro forma basis, sales for the Interior Systems segment would be $2.750 billion and $2.703 billion for the years ended September 30, 2017 and 2016, respectively. The $47 million, or 2 percent, increase in the pro forma sales was primarily due to the following:

•
a $159 million increase in interior products and services sales, primarily due to increased original equipment deliveries of Airbus A350 galleys, Boeing 737 advanced lavatories and oxygen generators across multiple platforms

•	partially offset by a $112 million decrease in aircraft seating, primarily due to the completion of certain super first class and retrofit programs

Refer to Note 3 of the Notes to Consolidated Financial Statements in Item 8 below for additional pro forma disclosures.

Interior Systems Segment Operating Earnings

(in millions)	2018	2017	2016
Segment operating earnings	$406	$168	$—
Percent of sales	15.0%	12.9%	—%

Interior Systems Operating Earnings for 2018 compared to 2017

Interior Systems operating earnings increased $238 million, or 142 percent, compared to the same period in the prior year, primarily due to the following:

•
the $1.442 billion inorganic revenue increase discussed in the Interior Systems sales section above, which resulted in a $1.120 billion increase in cost and incremental earnings of $322 million, or 22 percent of the higher sales volume. The margins on the sales increase were favorably impacted by the benefit of cost synergies in the current year and unfavorably impacted by increases to certain product quality reserves

•	the absence of $63 million of inventory fair value adjustment amortization recorded in the prior year

•	partially offset by a $123 million increase in intangible asset amortization expense

•
further offset by the $35 million organic revenue decrease discussed in the Interior Systems sales section above, which resulted in a $19 million decrease in cost and decreased earnings of $16 million, or 46 percent of the lower sales volume. The margins on the sales decrease were unfavorably impacted by sales mix due to the absence of higher margin oxygen retrofit deliveries which occurred in the prior year

•	also offset by an $8 million increase in employee incentive compensation costs

2018 operating earnings include $229 million of intangible asset amortization expense, partially offset by $141 million of favorable acquired contract liability amortization. The 2017 results above reflect operating earnings of the Interior Systems segment from April 13, 2017, through September 30, 2017, and include $106 million of intangible asset amortization expense and $63 million of inventory fair value adjustment amortization that unfavorably impacted operating earnings, partially offset by $69 million of favorable acquired contract liability amortization.

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

Commercial Systems Sales

The following table presents Commercial Systems sales by product category:

(in millions)	2018	2017	2016
Air transport aviation electronics:
Original equipment	$965	$910	$850
Aftermarket	593	541	542
Wide-body in-flight entertainment	15	19	38
Total air transport aviation electronics	1,573	1,470	1,430
Business and regional aviation electronics:
Original equipment	495	477	534
Aftermarket	512	471	431
Total business and regional aviation electronics	1,007	948	965
Total	$2,580	$2,418	$2,395
Percent increase	7%	1%

Commercial Systems Sales for 2018 compared to 2017

Total air transport aviation electronics sales increased $103 million, or 7 percent, primarily due to the following:

•	original equipment sales increased $55 million, or 6 percent, primarily due to higher Boeing 737, Airbus A320 and A350 production rates, partially offset by lower legacy wide-body production rates

•	aftermarket sales increased $52 million, or 10 percent, primarily due to higher spares provisioning, service and support activity and regulatory mandate upgrade activity

•	wide-body IFE sales decreased $4 million, or 21 percent, as airlines decommissioned their legacy IFE systems

Total business and regional aviation electronics sales increased $59 million, or 6 percent, primarily due to the following:

•	original equipment sales increased $18 million, or 4 percent, primarily due to higher business jet equipment deliveries, partially offset by lower customer-funded development program revenues

•	aftermarket sales increased $41 million, or 9 percent, primarily due to higher service and support, regulatory mandate upgrade and flight deck retrofit activities

Commercial Systems Sales for 2017 compared to 2016

Total air transport aviation electronics sales increased $40 million, or 3 percent, primarily due to the following:

•	original equipment sales increased $60 million, or 7 percent, primarily due to higher Boeing 737 and Airbus A350 production rates, partially offset by lower legacy wide-body production rates

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

Total business and regional aviation electronics sales decreased $17 million, or 2 percent, primarily due to the following:

•
original equipment sales decreased $57 million, or 11 percent, primarily due to lower business and regional aircraft OEM production rates, partially offset by higher product deliveries for the Airbus A220 and Global 7500 programs and higher customer-funded development program revenues

•	aftermarket sales increased $40 million, or 9 percent, primarily due to higher regulatory mandate upgrade and flight deck retrofit activity

Commercial Systems Segment Operating Earnings

(in millions)	2018	2017	2016
Segment operating earnings	$557	$519	$531
Percent of sales	21.6%	21.5%	22.2%

Commercial Systems Operating Earnings for 2018 compared to 2017

Commercial Systems operating earnings increased $38 million, or 7 percent, primarily due to the following:

•
the $162 million increase in sales volume discussed in the Commercial Systems sales section above, which resulted in a $50 million increase in cost and incremental earnings of $112 million, or 69 percent of the higher sales volume. The margins on the sales increase were favorably impacted by sales mix as higher margin equipment and aftermarket sales increased and lower margin customer-funded development revenues decreased

•	partially offset by a $58 million increase in company-funded R&D expense

•	also offset by a $16 million increase in amortization of pre-production engineering

The increase in Commercial Systems operating earnings as a percent of sales was primarily due to higher sales volume and favorable sales mix, partially offset by higher company-funded R&D and pre-production engineering amortization costs.

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

As described in the Overview and Outlook section, sales and earnings of the B/E Aerospace thermal and electronic systems product lines, previously included in Interior products and services within the Interior Systems segment, are now being reported in the Government Systems segment. Interior Systems and Government Systems sales and operating earnings for the year ended September 30, 2017, have been reclassified to conform to the current year presentation. See Note 3 of the Notes to Consolidated Financial Statements for more information regarding the acquisition.

For risks to the Government Systems segment, see Risk Factors in Item 1A above. For additional disclosure on Government Systems segment results see Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

Government Systems Sales

The following table presents Government Systems sales by product category:

(in millions)	2018	2017	2016
Avionics	$1,503	$1,472	$1,483
Communication and navigation	1,128	912	723
Total	$2,631	$2,384	$2,206
Percent increase	10%	8%

Government Systems Sales for 2018 compared to 2017

Avionics sales increased $31 million, or 2 percent, primarily due to the following:

•	a $45 million increase from higher fixed wing sales, primarily due to higher development program sales and higher deliveries for various fighter platforms

•	partially offset by $14 million in other net decreases to revenue, primarily due to lower deliveries on various rotary wing platforms

Communication and navigation sales increased $216 million, or 24 percent, primarily due to the following:

•	a $170 million increase from higher thermal and electronic systems sales, including a $140 million inorganic revenue increase due to the timing of the April 13, 2017, B/E Aerospace acquisition

•	$69 million in other net increases to revenue, primarily due to higher test and training range sales and higher deliveries of GPS-related products

•	partially offset by a $23 million decrease due to lower legacy communication product deliveries

Government Systems Sales for 2017 compared to 2016

Avionics sales decreased $11 million, or 1 percent, primarily due to the following:

•
a $25 million decrease from lower fixed wing sales, primarily due to the wind-down of legacy tanker hardware deliveries and lower deliveries for various fighter platforms as a result of production issues, net of higher development program sales

•	partially offset by a $14 million increase from higher simulation and training sales

Communication and navigation product sales increased $189 million, or 26 percent, primarily due to the following:

•	a $104 million increase due to the B/E Aerospace acquisition as discussed above

•	a $23 million increase from higher data links sales

•	a $22 million increase from higher deliveries of GPS-related products

•	$40 million in other net increases to revenue, primarily due to higher test and training range sales and higher legacy communication sales

Government Systems Segment Operating Earnings

(in millions)	2018	2017	2016
Segment operating earnings	$515	$502	$477
Percent of sales	19.6%	21.1%	21.6%

Government Systems Operating Earnings for 2018 compared to 2017

Government Systems operating earnings increased $13 million, or 3 percent, primarily due to the following:

•	the $247 million increase in sales volume discussed in the Government Systems sales section above, which resulted in a $209 million increase in cost and incremental earnings of $38 million, or 15 percent of the higher sales volume. The margins on the sales increase were unfavorably impacted by sales mix as lower margin customer-funded development revenues and B/E Aerospace thermal and electronic systems sales increased and higher margin product sales decreased

•	partially offset by an $18 million increase in company-funded R&D expense

•	also offset by a $7 million organic increase in amortization of pre-production engineering

The decrease in Government Systems operating earnings as a percent of sales was primarily due to unfavorable sales mix and higher company-funded R&D and preproduction engineering amortization costs.

Government Systems Operating Earnings for 2017 compared to 2016

Government Systems operating earnings increased $25 million, or 5 percent, primarily due to the following:

•
the $74 million increase in sales volume discussed in the Government Systems sales section above, which resulted in a $43 million increase in cost and incremental earnings of $31 million, or 42 percent of the higher sales volume. The margins on the sales increase were favorably impacted by benefits from cost savings initiatives

•	a $7 million decrease in company-funded R&D expense

•	a $6 million increase due to reclassification of the operating earnings of the B/E Aerospace thermal and electronic systems product lines as discussed above

•	partially offset by a $19 million increase in employee incentive compensation costs

The decrease in Government Systems operating earnings as a percent of sales was primarily due to margins on the B/E Aerospace thermal and electronic systems sales and increased employee incentive compensation costs, partially offset by earnings from the higher sales volume, the benefits of cost savings initiatives and decreased company-funded R&D expense.

Information Management Services

Overview

Our Information Management Services business enables mission-critical data and voice communications throughout the world to customers including the FAA, commercial airlines, business aircraft operators, airport and critical infrastructure operators and major passenger and freight railroads. These communications are enabled by our high-performance, high-quality and high-assurance proprietary radio and terrestrial networks, enhancing customer efficiency, safety and connectivity. The near and long-term performance of our Information Management Services business is impacted by general worldwide economic health, commercial airline and business aircraft flight hours and corporate profits.

For risks to the Information Management Services segment, see Risk Factors in Item 1A above. For additional disclosure on Information Management Services segment results see Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

Information Management Services Sales

The following table presents Information Management Services sales:

(in millions)	2018	2017	2016
Sales	$745	$718	$658
Percent increase	4%	9%

Information Management Services Sales for 2018 compared to 2017

Total Information Management Services sales increased $27 million, or 4 percent. Aviation-related sales grew 6 percent, primarily due to increased usage of connectivity services, partially offset by the absence of a bulk sale of connectivity related equipment that occurred in the prior year. Non-aviation sales decreased 2 percent, primarily due to the completion of nuclear security mandate revenues.

Information Management Services Sales for 2017 compared to 2016

Total Information Management Services sales increased $60 million, or 9 percent. Aviation-related sales grew 11 percent, primarily due to increased usage of connectivity services and increased connectivity related equipment deliveries. Non-aviation sales grew 6 percent, primarily due to nuclear security mandate revenue.

Information Management Services Segment Operating Earnings

(in millions)	2018	2017	2016
Segment operating earnings	$138	$137	$107
Percent of sales	18.5%	19.1%	16.3%

Information Management Services Operating Earnings for 2018 compared to 2017

Information Management Services operating earnings increased $1 million, or 1 percent, primarily due to:

•	favorable resolution of certain claims associated with a divested business

•
a $27 million increase in sales volume discussed in the Information Management Services sales section above, which resulted in a $19 million increase in cost and an increase in earnings of $8 million, or 30 percent of the higher sales volume. The margins on the sales increase were unfavorably impacted by lower margin equipment related sales

•	partially offset by the absence of favorable resolution of certain international business jet support services claims in the prior year

•	also offset by asset disposition and customer bankruptcy costs and an increase in the allowance for doubtful accounts related to specific customer collection risks

•	further offset by a $5 million increase in employee incentive compensation costs

The decrease in operating earnings as a percent of sales was primarily due to the above mentioned favorable claims resolution, partially offset by asset disposition and customer bankruptcy costs, an increase in the allowance for doubtful accounts and increased employee incentive compensation costs.

Information Management Services Operating Earnings for 2017 compared to 2016

Information Management Services operating earnings increased $30 million, or 28 percent, primarily due to:

•
a $60 million increase in sales volume discussed in the Information Management Services sales section above, which resulted in a $33 million increase in cost and an increase in earnings of $27 million, or 45 percent of the higher sales volume. The margins on the sales increase were favorably impacted by benefits from cost savings initiatives

•
operating earnings were positively impacted in 2017 by the favorable resolution of certain prior year claims associated with international business jet support services, in excess of the 2016 benefit associated with similar claims

The increase in operating earnings as a percent of sales was primarily due to higher sales volume and the above mentioned favorable resolution of prior year claims.

General Corporate, Net

General corporate expenses that are not allocated to our operating segments are included in General corporate, net. These costs are included within Cost of sales, SG&A and Other income, net on the Consolidated Statement of Operations. General corporate, net is summarized as follows:

(in millions)	2018	2017	2016
General corporate, net	$56	$57	$44

General corporate, net expense decreased $1 million during 2018 as compared to 2017.

General corporate, net expense increased $13 million during 2017 as compared to 2016, primarily due to costs of the acquired B/E Aerospace business and higher employee incentive compensation costs.

Retirement Plans

Net benefit expense (income) for pension benefits and other retirement benefits are as follows:

(in millions)	2018	2017	2016
Pension benefits	$(29)	$(25)	$(24)
Other retirement benefits	13	14	14
Net benefit (income) expense	$(16)	$(11)	$(10)

Pension Benefits

In 2018, five of the Company's eight collective bargaining agreements were negotiated and participation in the Rockwell Collins Pension Plan is now closed to newly hired employees pursuant to those negotiations. The individuals covered by the agreements will instead receive supplemental Company contributions to the existing defined contribution savings plan. The Company previously amended its U.S. qualified and non-qualified defined benefit pension plans to discontinue benefit accruals for salary increases and services rendered after September 30, 2006 for all salaried and hourly employees who were not covered by collective bargaining agreements. Our total cash contributions to defined contribution savings plans were $69 million, $54 million and $46 million for 2018, 2017 and 2016, respectively.

In October 2014, the Society of Actuaries published a new set of mortality tables (RP-2014). For our 2017 year end pension liability valuation, the Company continued to use the RP-2014 tables with an adjustment for plan experience, but utilized the MP-2016 mortality improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2032. For the 2018 year end pension liability valuation, the Company continued to use the RP-2014 tables with an adjustment for plan experience, but utilized the MP-2017 mortality improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2033. Both the MP-2016 and MP-2017 mortality improvement scales indicate that U.S. mortality continues to improve, but at a slower average rate. See additional details in the Critical Accounting Policies section in Item 7A below.

A "spot rate approach" has been used to calculate pension interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost.

Defined benefit pension income for the years ended September 30, 2018, 2017 and 2016 was $29 million, $25 million and $24 million, respectively.

The increase in pension income in 2018 compared to 2017 was primarily due to an anticipated increase in return on plan assets as well as a change in the discount rate, impacting interest costs and amortization of net actuarial losses. The increase in pension income in 2017 compared to 2016 was primarily due to a change in the discount rate, impacting interest costs and amortization of net actuarial losses.

During 2018, the funded status of our pension plans went from a deficit of $1.016 billion at September 30, 2017 to a deficit of $356 million at September 30, 2018. The improvement in funded status was primarily due to an increase in contributions by the Company to its pension plans from $68 million during the year ended September 30, 2017 to $467 million during the year ended September 30, 2018, an increase in plan assets due to favorable market returns during 2018, and the favorable impact from an increase in the discount rate used to measure our U.S. pension obligations from 3.53 percent at September 30, 2017 to 4.02 percent at September 30, 2018.

Our objective with respect to the funding of our pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, we will fund our pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. We believe our strong financial position continues to provide us the opportunity to make contributions to our pension plans without inhibiting our ability to pursue strategic investments.

There is no minimum statutory funding requirement for 2019. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and other actuarial assumptions.

Other Retirement Benefits

Other retirement benefits expense for the years ended September 30, 2018, 2017 and 2016 was $13 million, $14 million and $14 million, respectively.

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

Operating Activities

(in millions)	2018	2017	2016
Cash (used for) provided by operating activities from continuing operations	$(310)	$1,264	$723

The $1.574 billion increase in cash used for operating activities in 2018 compared to 2017 was primarily due to the following:

•
higher payments for production inventory and other operating costs, which increased $2.214 billion to $7.366 billion compared to $5.152 billion in 2017 due to cash payments of the recently acquired B/E Aerospace business and a $234 million increase in cash incentive payments to customers in 2018

•
payments to our pension plan increased $399 million as we made contributions of $467 million in 2018 compared to $68 million in 2017. The incremental contribution was made to achieve a tax deduction at the pre-reform rate and reduce future Pension Benefit Guaranty Corporation premiums

•
payments for employee incentive pay increased $213 million, primarily due to the accelerated payment of 2018 employee incentive compensation, as discussed below. In 2017, $121 million was paid for employee incentive pay costs expensed during 2016. In the first fiscal quarter of 2018, $182 million was paid for employee incentive pay costs expensed during 2017. In addition, $152 million was paid in the fourth fiscal quarter of 2018 for employee incentive pay costs expensed during 2018. Payment of 2018 employee incentive compensation was accelerated, consistent with requirements of the Merger Agreement, given that the UTC Merger was expected to close prior to our 2018 fiscal year end. Incentive pay costs expensed in 2018 and 2017 were higher than in 2016 primarily due the acquisition of B/E Aerospace

•
partially offset by higher cash receipts from customers, which increased by $1.063 billion to $8.010 billion in 2018, compared to $6.947 billion in 2017, primarily due to cash receipts of the recently acquired B/E Aerospace business. The increase in cash receipts from customers was less than the sales volume increase of $1.843 billion primarily due to the timing of sales relative to the collection of receivables from customers as well as a $248 million decrease in cash generated by sales of accounts receivable under factoring arrangements (see Note 5 of the Notes to Consolidated Financial Statements in Item 8 below)

•
also offset by lower cash payments for income taxes, which decreased $202 million to $28 million in 2018 compared to $230 million in 2017. The decrease in cash used for income tax payments was primarily due to a $387 million discretionary pension contribution made in July 2018, a lower federal income tax rate as a result of the Tax Cuts and Jobs Act and the receipt of certain tax refunds

The $541 million increase in cash provided by operating activities in 2017 compared to 2016 was primarily due to the following:

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

•	further offset by payments for transaction costs associated with the B/E Aerospace acquisition of $114 million in 2017

Investing Activities

(in millions)	2018	2017	2016
Cash (used for) investing activities from continuing operations	$(256)	$(3,674)	$(209)

The $3.418 billion reduction in cash used for investing activities in 2018 compared to 2017 was primarily due to the following:

•	$3.429 billion of cash payments for acquisitions in 2017, primarily related to the acquisition of B/E Aerospace

•	partially offset by a $17 million increase in cash payments for property additions in 2018 compared to the prior year, primarily due to the B/E Aerospace acquisition

The $3.465 billion increase in cash used for investing activities in 2017 compared to 2016 was primarily due to the following:

•	$3.417 billion in cash consideration paid, net of cash acquired, related to the April 2017 acquisition of B/E Aerospace

•	a $47 million increase in cash payments for property additions to $240 million in 2017, primarily driven by the B/E Aerospace acquisition

Financing Activities

(in millions)	2018	2017	2016
Cash provided by (used for) financing activities from continuing operations	$610	$2,759	$(422)

The $2.149 billion decrease in cash provided by financing activities in 2018 compared to 2017 was primarily due to the following:

•
$3.980 billion of prior year financing activities related to B/E Aerospace acquisition. $6.099 billion in net proceeds from the issuance of long-term debt were principally used to repay $2.119 billion of assumed B/E Aerospace debt, finance the cash portion of the B/E Aerospace purchase price and pay related transaction fees and expenses

•	partially offset by a $1.280 billion increase in net proceeds from short-term commercial paper borrowings

•	further offset by a $541 million decrease in repayments of long-term debt

The $3.181 billion increase in cash provided by financing activities in 2017 compared to 2016 was primarily due to the following:

•
$3.980 billion related to financing of the B/E Aerospace acquisition. $6.099 billion in net proceeds from the issuance of long-term debt were principally used to repay $2.119 billion of assumed B/E Aerospace debt, finance the cash portion of the B/E Aerospace purchase price and pay related transaction fees and expenses

•	cash repurchases of common stock decreased $215 million to $46 million in 2017, compared to $261 million in 2016

•	partially offset by a $930 million increase in repayments of long-term debt and a $102 million decrease in the net proceeds from short-term commercial paper borrowings

Share Repurchase Program

Cash flow from operations provided funds for repurchasing our common stock under our share repurchase program as follows:

(in millions, except per share amounts)	2018	2017	2016
Amount of share repurchases	$—	$39	$255
Number of shares repurchased	—	0.4	2.9
Weighted average price per share	$—	$104.32	$87.30

None of the 2017 or 2016 share repurchases reflected in the table above are included within accounts payable at September 30, 2017 or 2016, respectively.

Dividends

We declared and paid cash dividends of $216 million, $194 million and $172 million in 2018, 2017 and 2016, respectively. Based on our current dividend policy, we expect to pay quarterly cash dividends which, on an annual basis, would equal $1.32 per share. We expect to fund dividends using cash generated from operations. The declaration and payment of future dividends is at the sole discretion of the Board of Directors, subject to certain restrictions in the Merger Agreement.

Financial Condition and Liquidity

We maintain a capital structure that we believe enables us sufficient access to credit markets. When combined with our ability to generate strong levels of cash flow from our operations, this capital structure has provided the strength and flexibility necessary to pursue strategic growth opportunities and to return value to our shareowners.

A comparison of key elements of our financial condition as of September 30, 2018 and 2017 are as follows:

	September 30
(in millions)	2018	2017
Cash and cash equivalents	$738	$703

Short-term debt	(2,248)	(479)
Long-term debt, net	(5,681)	(6,676)
Total Debt	$(7,929)	$(7,155)
Total equity	$7,114	$6,050
Debt to total capitalization (1)	53%	54%
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

We primarily fund our contractual obligations, capital expenditures, small to medium-sized acquisitions, dividends and share repurchases with cash generated from operating activities. As of September 30, 2018, approximately 60 percent of our cash and cash equivalents reside at non-U.S. locations and may not be readily accessible for use in the U.S. We are studying changes enacted by the Tax Cuts and Jobs Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to tax efficiently repatriate additional foreign cash balances in the future.

Due to the fluctuations of cash flows, we supplement our internally-generated cash flow from time to time by issuing short-term commercial paper. Under our commercial paper program, we may sell up to $1.5 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper notes have maturities of not more than 364 days from the date of issuance. At September 30, 2018, short-term commercial paper borrowings outstanding were $1.5 billion, with a weighted-average annualized interest rate and maturity period of 2.42 percent and 9 days, respectively. At September 30, 2017, short-term commercial paper borrowings outstanding were $330 million, with a weighted-average annualized interest rate and maturity period of 1.45 percent and 18 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during 2018 was $1.5 billion.

We have a $1.5 billion five-year senior unsecured revolving credit agreement with various banks that expires in December 2021. At September 30, 2018 and September 30, 2017, there were no outstanding borrowings under the Company's revolving credit facility.

In December 2016, we entered into a $4.35 billion 364-day senior unsecured bridge term loan credit agreement and a $1.5 billion three-year senior unsecured term loan credit agreement. The bridge facility terminated upon receipt of proceeds from the notes issued to finance a portion of the B/E Aerospace acquisition. Proceeds from borrowings under the term loan facility were used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses. At September 30, 2018, the outstanding principal balance of the term loan credit agreement was $481 million.

The revolving credit agreement and term loan credit agreement include one financial covenant requiring us to maintain a consolidated debt to total capitalization ratio of not greater than 65 percent (excluding the equity impact of accumulated other comprehensive loss related to defined benefit retirement plans). The ratio was 48 percent at September 30, 2018.

In addition, alternative sources of liquidity could include funds available from the issuance of equity securities, debt securities and potential asset securitization strategies.

Credit ratings are a significant factor in determining our ability to access short-term and long-term financing, as well as the cost of such financing. Our strong credit ratings have enabled continued access to both short- and long-term credit markets. The following is a summary of our credit ratings as of September 30, 2018:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Fitch Ratings	F2	BBB	Positive
Moody’s Investors Service	P-2	Baa2	Stable
Standard & Poor’s	A-2	BBB	Positive

We were in compliance with all debt covenants at September 30, 2018 and September 30, 2017.

Factoring Arrangements

We sell certain accounts receivable on a non-recourse basis to unrelated financial institutions under factoring agreements arranged by certain customers. Under the terms of the agreements, we retain no rights or interest and have no obligations with respect to the sold receivables. We account for these transactions as sales of receivables and record cash proceeds when received as cash provided by operating activities in the Consolidated Statement of Cash Flows. The unfavorable impact on cash used for operating activities during 2018 was $154 million. The favorable impact on cash provided by operating activities during 2017 was $94 million. The cost of participating in these programs was immaterial to our results.

Off-balance Sheet Arrangements

As of September 30, 2018, other than operating leases, we had no material off-balance sheet arrangements, including guarantees, retained or contingent interests in assets transferred to unconsolidated entities, derivative instruments indexed to our stock and classified in shareowners' equity on our Consolidated Statement of Financial Position or variable interests in entities that provide financing, liquidity, market risk or credit risk support to our Company.

Contractual Obligations

The following table summarizes certain of our contractual obligations as of September 30, 2018, as well as when these obligations are expected to be satisfied.

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Long-term debt	$6,481	$750	$331	$1,350	$4,050
Interest on long-term debt	2,549	231	392	326	1,600
Non-cancelable operating leases	506	89	134	87	196
Non-cancelable capital leases, including interest	65	6	11	12	36
Purchase obligations:
Purchase orders	2,432	1,842	405	176	9
Purchase contracts	133	35	58	20	20
Total	$12,166	$2,953	$1,331	$1,971	$5,911

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

The table excludes obligations with respect to pension and other post-retirement benefit plans (see Note 10 of the Notes to Consolidated Financial Statements in Item 8 below). There is no minimum statutory funding requirement for 2019 and the Company does not currently expect to make any discretionary contributions during 2019 to these plans. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions. With the exception of certain bargaining unit plans, payments due under other post-retirement benefit plans are funded as the expenses are incurred.

In addition, the table excludes liabilities for unrecognized tax benefits, which totaled $214 million at September 30, 2018, as we cannot reasonably estimate the ultimate timing of cash settlements to the respective taxing authorities (see Note 13 of the Notes to Consolidated Financial Statements in Item 8 below).

The following table reflects certain of our commercial commitments as of September 30, 2018:

	Amount of Commitment Expiration by Period
(in millions)	Total Amount Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Letters of credit (1)	$364	$172	$111	$69	$12
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

At September 30, 2018, we had outstanding offset obligations totaling approximately $374 million that extend through 2036. The amounts ultimately applied against our offset requirements are based on negotiations with the customer and the cost to fulfill the obligation is typically only a fraction of the original obligation.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information related to recently issued accounting standards, see Note 2 of the Notes to Consolidated Financial Statements in Item 8 below.

ENVIRONMENTAL

For information related to environmental claims, remediation efforts and related matters, see Note 18 of the Notes to Consolidated Financial Statements in Item 8 below.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect our financial condition and results of operations that are reported in the accompanying consolidated financial statements, as well as the related disclosure of assets and liabilities, contingent upon future events.

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

Estimates of profit margins for contracts are typically reviewed by management on a quarterly basis. Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and cost estimates, the combining of contracts or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. Cumulative catch-up adjustments resulting from changes in estimates did not have a material effect on our results of operations during the years ended September 30, 2018, 2017 or 2016.

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

	September 30
(in millions)	2018	2017
Pre-production engineering costs	$1,166	$1,175
Up-front sales incentives	578	243
Total Program Investments	$1,744	$1,418

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

We evaluate the carrying amount of Program Investments for recovery at least annually or when potential indicators of impairment exist, such as a change in the estimated number of products to be delivered under a program. No significant impairment charges related to Program Investments were recorded in 2018, 2017 or 2016. While we believe our Program Investments are recoverable over time, the cancellation of a program by a customer coupled with bankruptcy or other financial difficulties, would represent the most significant impairment factor related to Program Investments. We also evaluate our amortization of Program Investments quarterly based on our expectation of delivery rates on a program-by-program basis. The impact of changes in expected delivery rates on the Program Investments' amortization is adjusted as needed on a prospective basis.

Amortization expense for pre-production engineering and up-front sales incentives for 2018, 2017 and 2016 was as follows:

(in millions)	2018	2017	2016
Amortization of pre-production engineering	$87	$59	$49
Amortization of up-front sales incentives	21	13	18
Total amortization of Program Investments	$108	$72	$67

As disclosed in Note 3 of the Notes to Consolidated Financial Statements in Item 8 below, the weighted-average amortization period for up-front sales incentives is approximately 12 years. Anticipated amortization expense for the up-front sales incentives at September 30, 2018, for 2019 and beyond is summarized below:

(in millions)	2019	2020	2021	2022	2023	Thereafter
Anticipated amortization expense for up-front sales incentives	24	26	26	26	25	451

As discussed in Note 2 of the Notes to Consolidated Financial Statements in Item 8 below, adoption of the new revenue recognition standard on October 1, 2018, resulted in elimination of the $1.166 billion pre-production engineering balance and approximately $120 million of customer relationship intangible assets. Therefore, $120 million of amortization expense associated with customer relationship intangible assets as contemplated in the table above will be avoided.

Pre-production engineering costs comprise 44 percent of our total Inventory balance at September 30, 2018, compared to 48 percent at September 30, 2017. Pre-production engineering costs decreased $9 million from September 30, 2017 to September 30, 2018. The majority of this decrease was attributable to increased amortization of pre-production engineering. Additionally, up-front sales incentives to Commercial Systems customers increased $335 million from September 30, 2017 to September 30, 2018, primarily due to the extension of certain long-term sales contracts.

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

Income Taxes

At the end of each quarterly reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. The estimate of our effective income tax rate involves significant judgments resulting from uncertainties in the application of complex tax laws and regulations across many jurisdictions, implementation of tax planning strategies and estimates as to the jurisdictions where income is expected to be earned. These estimates may be further complicated by new laws, new interpretations of existing laws and rulings by taxing authorities. For example, in 2018 the United States Government enacted the Tax Cuts and Jobs Act (the Act), which contains significant changes to the U.S. tax system. Due to the subjectivity and complex nature of these underlying issues, our actual effective income tax rate and related tax liabilities may differ from our initial estimates. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known or as our estimates are revised based on additional information. The resulting adjustment to our income tax expense could have a material effect on our results of operations in the period the adjustment is recorded. A one percentage point change in our effective income tax rate would change our annual income from continuing operations by approximately $11 million.

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

As part of the determination of our tax liability, management exercises considerable judgment in evaluating tax positions taken by us in determining the income tax provision and establishes reserves for tax contingencies in accordance with the Income Taxes topic of the FASB Accounting Standards Codification. See Note 13 of the Notes to Consolidated Financial Statements in Item 8 below for further detail regarding the impacts of the Act, unrecognized tax benefits, deferred taxes and the factors considered in evaluating deferred tax asset realization.

Goodwill

As of September 30, 2018, we had $9.107 billion of goodwill related to various business acquisitions. We perform goodwill impairment tests on an annual basis during the fourth quarter of each fiscal year, or on an interim basis if events or circumstances indicate that it is more likely than not that impairment has occurred.

Goodwill is potentially impaired if the carrying value of the reporting unit that contains the goodwill exceeds its estimated fair value. The fair values of our reporting units are generally determined using a combination of an income approach, which estimates fair value based upon future discounted cash flows, and a market approach, which estimates fair value using market multiples, ratios and valuations of a set of comparable public companies within our industry. We completed our annual goodwill impairment test in the fourth quarter of 2018 and concluded no impairment of goodwill exists, as all goodwill reporting units had a calculated fair value in excess of carrying value of greater than 20 percent. Although goodwill is not currently impaired, there can be no assurance that future impairments will not occur. Significant negative industry or economic trends, disruptions to our business, failure to achieve synergies from recent acquisitions, or other unexpected significant changes in the use of certain assets could all have a negative effect on fair values in the future.

Pension Benefits

In 2018, five of our eight collective bargaining agreements were negotiated and participation in the Rockwell Collins Pension Plan is now closed to newly hired employees pursuant to those negotiations. The individuals covered by the agreements will instead receive supplemental Company contributions to the existing defined contribution savings plan. We previously amended our U.S. qualified and non-qualified defined benefit pension plans to discontinue benefit accruals for salary increases and services rendered after September 30, 2006 for all salaried and hourly employees who were not covered by collective bargaining agreements. Accounting standards require these plans to be measured on an actuarial basis. These accounting standards will generally reduce, but not eliminate, the volatility of pension expense as actuarial gains and losses resulting from both normal year-to-year changes in valuation assumptions and the differences from actual experience are deferred and amortized. The application of these accounting standards requires management to make numerous assumptions and judgments that can significantly affect these measurements. Critical assumptions made by management in performing these actuarial valuations include the selection of discount rates and expectations regarding the future rate of return on pension plan assets.

In October 2014, the Society of Actuaries published a new set of mortality tables (RP-2014). While accounting standards do not prescribe the use of a specific set of mortality tables in the measurement of pension obligations, mortality is a key assumption in developing actuarial estimates. For our 2017 year end pension liability valuation, we used the RP-2014 tables with an adjustment for plan experience, and utilized the MP-2016 mortality improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2032. For the 2018 year end pension liability valuation, we continued to use the RP-2014 tables with an adjustment for plan experience, but utilized the MP-2017 mortality improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2033. Both the MP-2016 and MP-2017 mortality improvement scales indicate that U.S. mortality continues to improve, but at a slower average rate. These changes resulted in a decrease to the 2018 projected pension benefit obligation of $18 million.

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

A "spot rate approach" has been used to calculate pension and other retirement benefits interest and service costs. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost.

The expected rate of return is our estimate of the long-term earnings rate on our pension plan assets and is based upon both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. Differences between the actual and expected rate of return on plan assets can impact our expense for pension benefits.

Holding all other factors constant, the estimated impact on 2018 pension expense and pension benefit obligation for our U.S. plans caused by hypothetical changes to key assumptions is as follows:

Change in Assumption (in millions)
Assumption	25 Basis Point Increase	25 Basis Point Decrease
Pension obligation discount rate	$97 pension projected benefit obligation decrease	$102 pension projected benefit obligation increase
Pension obligation discount rate	$1 pension expense increase	$1 pension expense decrease
Expected long-term rate of return on plan assets	$7 pension expense decrease	$7 pension expense increase

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

At September 30, 2018, we had the following unsecured notes outstanding:

	September 30, 2018
(in millions, except interest rate figures)	Interest Rate	Carrying Value	Fair Value
Fixed-rate notes due:
July 2019	1.95%	$300	$298
July 2019	5.25%	300	305
November 2021	3.10%	250	246
March 2022	2.80%	1,100	1,070
December 2023	3.70%	400	397
March 2024	3.20%	950	917
March 2027	3.50%	1,300	1,235
December 2043	4.80%	400	406
April 2047	4.35%	1,000	957
Variable-rate term loan due:
April 2020	1 month LIBOR + 1.25% (1)	481	481
(1) We have the option to elect a one-, two-, three- or six-month LIBOR interest rate and have elected the one-month rate during the fourth quarter of 2018. The one-month LIBOR rate at September 30, 2018 was approximately 2.26 percent.

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

A hypothetical 10 percent increase in average market interest rates would have decreased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $125 million. A hypothetical 10 percent decrease in average market interest rates would have increased the fair value of our long-term fixed rate debt, exclusive of the effects of the interest rate swap contracts, by $131 million. The fair value of the $500 million notional value of interest rate swap contracts was a $2 million net liability at September 30, 2018. A hypothetical 10 percent increase in average market interest rates would decrease the fair value of our interest rate swap contracts by $3 million. A 10 percent decrease in average market interest rates would increase the fair value of our interest rate swap contract by $3 million. Our results of operations are affected by changes in market interest rates related to variable rate debt. Inclusive of the effect of the interest rate swaps, a hypothetical 10 percent increase or decrease in average market interest rates would not have a material effect on our operations or cash flows. For more information related to outstanding debt obligations and derivative financial instruments, see Notes 9, 14 and 15 in the Notes to Consolidated Financial Statements in Item 8 below.

Foreign Currency Risk

We transact business in various foreign currencies which exposes our cash flows and earnings to changes in foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts (foreign currency contracts). All foreign currency contracts are executed with banks we believe to be creditworthy and are primarily denominated in currencies of major industrial countries. The majority of our non-functional currency firm and anticipated receivables and payables are typically hedged using foreign currency contracts. It is our policy not to manage exposure to net investments in non-U.S. subsidiaries or enter into derivative financial instruments for speculative purposes. Notional amounts of outstanding foreign currency contracts were $0 million and $1.312 billion at September 30, 2018 and 2017, respectively. The decrease in the notional amount of outstanding foreign currency contracts is primarily due to the maturation of certain foreign currency contracts entered into to offset remeasurement of certain intercompany loans that matured in 2018. The 2017 notional value consisted primarily of contracts for the British pound sterling and European euro, and are stated in U.S. dollar equivalents at spot exchange rates at September 30, 2017. For more information related to currency forward exchange contracts, see Notes 14 and 15 in the Notes to Consolidated Financial Statements in Item 8 below.

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

Management assessed the effectiveness of Rockwell Collins' internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management determined that Rockwell Collins maintained effective internal control over financial reporting as of September 30, 2018.

Rockwell Collins' internal control over financial reporting as of September 30, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included within the Controls and Procedures section in Item 9A of this Form 10-K.

/s/ ROBERT K. ORTBERG	/s/ PATRICK E. ALLEN
Robert K. Ortberg Chairman, President and Chief Executive Officer	Patrick E. Allen Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of Rockwell Collins, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Rockwell Collins, Inc. and subsidiaries (the “Company”) as of September 28, 2018 and September 29, 2017, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three years in the period ended September 28, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2018 and September 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 28, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP

Chicago, Illinois
November 26, 2018
We have served as the Company’s auditor since 2001.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, except per share amounts)

	September 30
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$738	$703
Receivables, net	2,109	1,426
Inventories, net	2,649	2,451
Businesses held for sale	91	—
Other current assets	191	180
Total current assets	5,778	4,760

Property, Net	1,429	1,398
Goodwill	9,107	9,158
Customer Relationship Intangible Assets	1,654	1,525
Other Intangible Assets	538	604
Deferred Income Tax Asset	16	21
Other Assets	504	531
TOTAL ASSETS	$19,026	$17,997
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$2,248	$479
Accounts payable	821	927
Compensation and benefits	276	385
Advance payments from customers	377	361
Accrued customer incentives	280	287
Product warranty costs	194	186
Other current liabilities	490	444
Total current liabilities	4,686	3,069

Long-term Debt, Net	5,681	6,676
Retirement Benefits	525	1,208
Deferred Income Tax Liability	346	331
Other Liabilities	674	663

Equity:
Common stock ($0.01 par value; shares authorized: 1,000; shares issued: September 30, 2018, 175.0; September 30, 2017, 175.0)	2	2
Additional paid-in capital	4,604	4,559
Retained earnings	4,654	3,838
Accumulated other comprehensive loss	(1,471)	(1,575)
Common stock in treasury, at cost (shares held: September 30, 2018, 10.5; September 30, 2017, 12.1)	(682)	(781)
Total shareowners’ equity	7,107	6,043
Noncontrolling interest	7	7
Total equity	7,114	6,050
TOTAL LIABILITIES AND EQUITY	$19,026	$17,997

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30
	2018	2017	2016
Sales
Product sales	$7,643	$5,885	$4,411
Service sales	1,022	937	848
Total sales	8,665	6,822	5,259

Costs, expenses and other:
Product cost of sales	5,699	4,237	3,045
Service cost of sales	683	631	597
Selling, general and administrative expenses	817	732	638
Transaction and integration costs	112	120	—
Interest expense	262	187	64
Other income, net	(20)	(16)	(20)
Total costs, expenses and other	7,553	5,891	4,324

Income from continuing operations before income taxes	1,112	931	935
Income tax expense	80	226	208
Income from continuing operations	1,032	705	727

Income from discontinued operations, net of taxes	—	—	1

Net income	$1,032	$705	$728

Earnings per share:
Basic
Continuing operations	$6.29	$4.85	$5.57
Discontinued operations	—	—	0.01
Basic earnings per share	$6.29	$4.85	$5.58

Diluted
Continuing operations	$6.22	$4.79	$5.50
Discontinued operations	—	—	0.01
Diluted earnings per share	$6.22	$4.79	$5.51

Weighted average common shares:
Basic	164.0	145.5	130.5
Diluted	165.8	147.2	132.1

Cash dividends per share	$1.32	$1.32	$1.32

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30
	2018	2017	2016
Net income	$1,032	$705	$728
Unrealized foreign currency translation and other adjustments	(39)	77	(20)
Pension and other retirement benefits adjustments (net of taxes: 2018, $(46); 2017, $(140); 2016, $102)	144	243	(181)
Foreign currency cash flow hedge adjustments (net of taxes: 2018, $0; 2017, $0; 2016, $1)	(1)	3	2
Comprehensive income	$1,136	$1,028	$529

See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30
	2018	2017	2016
Operating Activities:
Net income	$1,032	$705	$728
Income from discontinued operations, net of tax	—	—	1
Income from continuing operations	1,032	705	727
Adjustments to arrive at cash (used for) provided by operating activities:
Non-cash restructuring and impairment charges and settlement of a contract matter	34	—	6
Depreciation	204	168	144
Amortization of intangible assets, pre-production engineering costs and other	386	226	109
Amortization of acquired contract liability	(141)	(69)	—
Amortization of inventory fair value adjustment	—	74	—
Stock-based compensation expense	35	31	27
Compensation and benefits paid in common stock	58	67	59
Deferred income taxes	(13)	43	48
Pension plan contributions	(467)	(68)	(69)
Fair value of acquisition-related contingent consideration	—	—	1
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(680)	121	(91)
Production inventory	(255)	(50)	(18)
Pre-production engineering costs	(85)	(94)	(177)
Accounts payable	(102)	141	38
Compensation and benefits	(109)	39	(4)
Advance payments from customers	17	10	(82)
Accrued customer incentives	(7)	(8)	14
Product warranty costs	10	(21)	(2)
Income taxes	64	(45)	25
Other assets and liabilities(1)	(291)	(6)	(32)
Cash (Used for) Provided by Operating Activities from Continuing Operations	(310)	1,264	723
Investing Activities:
Property additions	(257)	(240)	(193)
Acquisition of business, net of cash acquired	—	(3,429)	(17)
Other investing activities	1	(5)	1
Cash (Used for) Investing Activities from Continuing Operations	(256)	(3,674)	(209)
Financing Activities:
Repayment of long-term debt, including current portion	(389)	(930)	—
Repayment of acquired long-term debt	—	(2,119)	—
Purchases of treasury stock(2)	(12)	(46)	(261)
Cash dividends	(216)	(194)	(172)
Increase in long-term borrowings	—	6,099	—
Increase (decrease) in short-term commercial paper borrowings, net	1,170	(110)	(8)
Proceeds from the exercise of stock options	63	64	21
Other financing activities	(6)	(5)	(2)
Cash Provided by (Used for) Financing Activities from Continuing Operations	610	2,759	(422)
Effect of exchange rate changes on cash and cash equivalents	(9)	14	(4)
Net Change in Cash and Cash Equivalents	35	363	88
Cash and Cash Equivalents at Beginning of Period	703	340	252
Cash and Cash Equivalents at End of Period	$738	$703	$340
(1) Includes $254 million of up-front sales incentive payments made in 2018 (see Note 3)
(2) Includes net settlement of employee tax withholding upon vesting of share-based payment awards
See Notes to Consolidated Financial Statements.

ROCKWELL COLLINS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(in millions)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at September 30, 2015	131.9	$2	$1,519	$5,124	$(1,699)	$(3,071)	$5	$1,880
Net income	—	—	—	728	—	—	—	728
Other comprehensive income	—	—	—	—	(199)	—	—	(199)
Cash dividends	—	—	—	(172)	—	—	—	(172)
Shares issued:
Exercise of stock options	0.4	—	(2)	—	—	23	—	21
Vesting of performance shares and restricted stock units	0.1	—	(10)	—	—	4	—	(6)
Employee stock purchase plan	0.1	—	2	—	—	8	—	10
Employee savings plan	0.6	—	14	—	—	35	—	49
Stock-based compensation	—	—	27	—	—	—	—	27
Treasury share repurchases	(2.9)	—	—	—	—	(255)	—	(255)
Treasury share retirements (1)	—	(1)	(44)	(2,353)	—	2,398	—	—
Other	—	—	—	—	—	—	1	1
Balance at September 30, 2016	130.2	$1	$1,506	$3,327	$(1,898)	$(858)	$6	$2,084
Net income	—	—	—	705	—	—	—	705
Other comprehensive income	—	—	—	—	323	—	—	323
Cash dividends	—	—	—	(194)	—	—	—	(194)
Shares issued:
Exercise of stock options	1.1	—	(5)	—	—	69	—	64
Vesting of performance shares and restricted stock units	0.2	—	(12)	—	—	5	—	(7)
Employee stock purchase plan	0.1	—	4	—	—	7	—	11
Employee savings plan	0.5	—	21	—	—	35	—	56
B/E Aerospace business acquisition	31.2	1	3,014					3,015
Stock-based compensation	—	—	31	—	—	—	—	31
Treasury share repurchases	(0.4)	—	—	—	—	(39)	—	(39)
Other	—	—	—	—	—	—	1	1
Balance at September 30, 2017	162.9	$2	$4,559	$3,838	$(1,575)	$(781)	$7	$6,050
Net income	—	—	—	1,032	—	—	—	1,032
Other comprehensive income	—	—	—	—	104	—	—	104
Cash dividends	—	—	—	(216)	—	—	—	(216)
Shares issued:
Exercise of stock options	1.1	—	(6)	—	—	69	—	63
Vesting of performance shares and restricted stock units	0.1	—	(15)	—	—	3	—	(12)
Employee savings plan	0.4	—	31	—	—	27	—	58
Stock-based compensation	—	—	35	—	—	—	—	35
Balance at September 30, 2018	164.5	$2	$4,604	$4,654	$(1,471)	$(682)	$7	$7,114

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

The Company operates on a 52/53 week fiscal year ending on the Friday closest to September 30. Each of 2018, 2017 and 2016 were 52-week fiscal years. For ease of presentation, September 30 is utilized consistently throughout these financial statements and notes to represent the fiscal year end date. All date references contained herein relate to the Company's fiscal year unless otherwise stated.

On September 4, 2017, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with United Technologies Corporation (UTC). The Merger Agreement provides that the Company will be acquired by UTC. Each Company shareowner will receive $93.33 per share in cash and $46.67 in shares of UTC common stock in the merger, subject to a 7.5 percent collar centered on UTC's August 22, 2017 closing share price of $115.69. The transaction is subject to the satisfaction of customary closing conditions. The Company incurred $34 million and $24 million of merger-related costs for the year ended September 30, 2018 and 2017, respectively. These costs are included in Transaction and integration costs in the Consolidated Statement of Operations. At September 30, 2018 and 2017, there were $12 million and $24 million, respectively, of merger-related costs that were unpaid and included in Accounts payable and Compensation and benefits on the Consolidated Statement of Financial Position.

On April 13, 2017, the Company acquired B/E Aerospace, a leading manufacturer of aircraft cabin interior products and services. Prior to 2018, the financial results of the entire B/E Aerospace business were reported in the Interior Systems segment. Beginning in 2018, the B/E Aerospace thermal and electronic systems product lines, which primarily serve military and government customers, are now being reported in the Government Systems segment. This reorganization is expected to generate additional revenue synergy opportunities for the Company. The results of operations of the acquired B/E Aerospace business are now reported in the Interior Systems and Government Systems business segments. Interior Systems and Government Systems sales and operating earnings for 2017 have been reclassified to conform to the current year presentation.

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

Foreign exchange transaction losses due to the remeasurement of account balances in foreign currencies are included within the Consolidated Statement of Operations and were $23 million for 2017 and were not material to the Company's results of operations for 2018 and 2016.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Sales related to long-term contracts requiring development and delivery of products over several years are generally accounted for under the percentage-of-completion method of accounting in accordance with the Construction-Type and Production-Type Contracts subtopic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification. The percentage-of-completion method is predominately used in the Government Systems and Interior Systems segments and sales and earnings under qualifying contracts are recorded either as products are shipped under the units-of-delivery method, or based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Sales and costs related to profitable purchase options are included in estimates only when the options are exercised whereas sales and costs related to unprofitable purchase options are included in estimates when exercise is determined to be probable. Sales related to change orders are included in estimates only if they can be reliably estimated and collectability is reasonably assured. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.

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

As discussed in the Recently Issued Accounting Standards section below, the Company adopted the new accounting guidance with respect to revenue recognition on October 1, 2018.

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

Inventories
Inventories are stated at the lower of cost or market using costs which approximate the first-in, first-out method, less related progress payments received. Inventoried costs include direct costs of manufacturing, certain engineering costs and allocable overhead costs. The Company regularly compares inventory quantities on hand on a part level basis to estimated forecasts of product demand and production requirements as well as historical usage. Based on these comparisons, management establishes an excess and obsolete inventory reserve as needed. Inventory valuation reserves were $125 million and $89 million at September 30, 2018 and 2017, respectively.

The Company defers certain pre-production engineering costs during the development phase of a program in connection with long-term supply arrangements that contain contractual guarantees for reimbursement from customers. Such customer guarantees generally take the form of a minimum order quantity with quantified reimbursement amounts if the minimum order

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense in the period incurred. The fair value of liabilities associated with the retirement of property is recorded when there is a legal or contractual requirement to incur such costs and the costs can be reasonably estimated. Upon the initial recognition of a contractual or legal liability for an asset retirement obligation, the Company capitalizes the asset retirement cost by increasing the carrying amount of the property by the same amount as the liability. This asset retirement cost is then depreciated over the estimated useful life of the underlying property. The Company did not have any significant asset retirement obligations at September 30, 2018 and 2017.

Goodwill and Intangible Assets
Goodwill and intangible assets generally result from business acquisitions. The purchase price of the acquisition is assigned to tangible and intangible assets and liabilities assumed based on fair value. The excess of the purchase price over the amounts assigned is recorded as goodwill. Assets acquired and liabilities assumed are allocated to the Company's reporting units based on the Company's integration plans and internal reporting structure. As of September 30, 2018 the Company had seven reporting units. Purchased intangible assets with finite lives are amortized, generally on a straight-line basis, over their estimated useful lives, ranging from 4-23 years. Goodwill and intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment.

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

Goodwill and indefinite-lived intangible assets are tested annually for impairment with more frequent tests performed if indications of impairment exist. The Company's annual impairment testing date is in the fourth quarter of each fiscal year. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. Goodwill is potentially impaired if the carrying value of a reporting unit exceeds its estimated fair value.

Advance Payments from Customers
Advance payments from customers represent cash collected from customers in advance of revenue recognition.

Capital Leases
Assets under capital lease and capital lease obligation are initially measured at the lower of estimated fair value or present value of the minimum lease payments. The present value of minimum lease payments is calculated for payments during the noncancelable lease term using the lower of the Company's estimated incremental borrowing rate or the rate implicit in the lease, if known. Capital lease obligation is recorded within Other Liabilities and the related assets are recorded in Property, Net or Other Assets based upon their intended use. Payments are allocated between a reduction of the lease obligation and interest expense using the interest method. Assets under capital lease are depreciated over the noncancelable lease term, ranging from 5-15 years, consistent with the Company's depreciation policy.

Research and Development
The Company performs R&D activities relating to the development of new products and the improvement of existing products. Company-funded R&D programs are expensed as incurred and included in cost of sales. Company-funded R&D expenditures were $502 million, $327 million and $224 million for fiscal years ended September 30, 2018, 2017 and 2016, respectively.

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

All derivative financial instruments are recorded at fair value in the Consolidated Statement of Financial Position. For a derivative that has not been designated as an accounting hedge, the change in fair value is recognized immediately through earnings. For a derivative that has been designated as an accounting hedge of an existing asset or liability (a fair value hedge), the change in the fair value of both the derivative and underlying asset or liability is recognized immediately through earnings. For a derivative designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the Consolidated Statement of Financial Position in Accumulated other comprehensive loss to the extent the derivative is effective in mitigating the exposure related to the anticipated transaction. The change in the fair value related to the ineffective portion of the hedge, if any, is immediately recognized in earnings. The amount recorded within Accumulated other comprehensive loss is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The Company does not exclude any amounts from the measure of effectiveness for either fair value or cash flow hedges.

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

The U.S. Government has implemented various initiatives to address its fiscal challenges. In August 2011, Congress enacted the Budget Control Act (BCA) of 2011 which imposed spending caps and certain reductions in defense spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect in March 2013. Through a series of bipartisan agreements, Congress has been able to temporarily lift discretionary spending limits every year through 2019. However, unless a new agreement is enacted, the BCA will again be in force beginning in 2020. The continued uncertainty surrounding the U.S. defense budget could have a material adverse effect on the Company and the defense industry in general.

In years when the U.S. Government does not complete its annual budget and appropriations process prior to the beginning of its fiscal year (October 1), government operations are typically funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate in the new year, but generally does not authorize new spending initiatives. During periods covered by a continuing resolution (or until the regular appropriation bills are passed), the Company may experience delays by the government in the procurement of new or existing products and services which can adversely impact results of operations and cause variability in the timing of revenue between periods. During 2018, the U.S. Government completed the

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fiscal year 2019 Defense budget authorization and approval timeline on schedule and thus avoided the need for a continuing resolution for this part of government operations. Should the U.S. Government not complete fiscal year 2020 budgeting and appropriations in the same manner, the Company expects to be exposed to the effects of a continuing resolution in the future. The Company remains confident that its product offerings are well positioned to meet the needs of government customers in this uncertain environment and the Company continues to enhance international strategies and make proactive adjustments to the Company's cost structure as necessary.

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

As of September 30, 2018, approximately 10 percent of the Company's employees in the U.S. were represented by U.S. collective bargaining agreements, most of which were negotiated in 2018 and have varying contract terms between 3 and 5 years.

Recently Adopted Accounting Standards
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

In March 2017, the FASB issued a new standard on the presentation of the net periodic cost of postretirement benefit programs, which the Company adopted retrospectively on October 1, 2018. The new standard requires sponsors of defined benefit postretirement plans to present the non-service cost components of net periodic benefit cost separate from the service cost component on the income statement. The new standard also requires that the non-service cost components of net periodic benefit cost no longer be capitalized within assets. Applying a practical expedient to estimate the impact of the reclassification, the Company expects adoption of the new standard to result in a decrease to segment operating earnings of approximately $30 million and $27 million for the years ended September 30, 2018 and 2017, respectively, and a corresponding increase in unallocated corporate income, with no impact to net income.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, the FASB issued a comprehensive new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees. Several amendments to the new standard have been issued, which are intended to drive consistent interpretation and application and simplify implementation of the new standard. The central requirement of the new standard is that lessees must recognize lease-related assets and liabilities for all leases with a term longer than 12 months. The Company is evaluating the effect the standard will have on the Company's consolidated financial statements and related disclosures, but expects a material change to the balance sheet due to the recognition of right-of-use assets and lease liabilities related to the Company's portfolio of real estate leases. The new guidance is not expected to materially impact accounting for those leases the Company enters with customers. The new standard is effective for the Company in 2020, with early adoption permitted.

In May 2014, the FASB issued a comprehensive new revenue recognition standard that effectively replaced all guidance on the topic. The Company adopted the new standard and related amendments on October 1, 2018 utilizing the modified retrospective transition method.

The Company has substantially completed its evaluation of the new standard and has assessed the impacts of adoption on its consolidated financial statements and disclosures. Changes under the new standard include, among other items, accounting for development costs and associated customer funding related to commercial contracts, the elimination of customer relationship intangible assets related to free products provided to customers as up-front sales incentives and increased use of over time revenue recognition based on costs incurred for certain contracts satisfying the criteria established in the new standard. The new standard also significantly enhances required disclosures regarding revenue and related assets and liabilities. The most significant changes to the Company are described below.

Under the Company's historical accounting policy, customer funding received for development effort was recognized as revenue as the development activities were performed. Under the new standard, the Company has concluded that the development effort on commercial contracts does not represent a performance obligation. Therefore, customer funding specific to the development effort must be deferred as a contract liability and recognized as revenue when revenue is recognized for the related products, delaying the timing of revenue recognition. The Company currently expenses development costs associated with commercial contracts unless the arrangement includes a contractual guarantee for reimbursement from the customer. Under the new standard, development costs are expensed as incurred except for those costs incurred pursuant to customer funding. Development costs eligible for deferral are limited to an amount equal to the associated customer funding. The development costs will be capitalized as contract fulfillment cost assets and recognized as expense when revenue is recognized for the related products, consistent with the amortization of deferred development specific customer funding into revenue. The Company is still calculating the impact of this change on adoption-date retained earnings.

Further, development costs incurred pursuant to contractual guarantees for reimbursement are no longer capitalized within Inventory as pre-production engineering costs. The $1.166 billion adoption-date balance of capitalized development costs within Inventory was eliminated upon adoption and the related post-adoption amortization expense will be avoided.

Under the Company's historical accounting policy, up-front sales incentives consisting of free products were capitalized as a customer relationship intangible asset. Upon adoption of the new standard, free product provided to the customer is considered a performance obligation and must be expensed when transferred, with revenue allocated when applicable. As a result of this change, approximately $120 million of customer relationship intangible assets were eliminated as of the adoption date and a corresponding contract asset of approximately $20 million was recorded for the uncollected portion of revenue recognized. This change will also result in a decrease in post-adoption amortization expense.

Under the Company’s historical accounting policy, certain contracts either recognized revenue based on shipping terms or used a units-of-delivery method. Under the new standard, many of these contracts meet one or more of the mandatory criteria for over time revenue recognition. The Company is still finalizing the adoption-date retained earnings impact for these contracts, but does not expect the ongoing effect of recognizing revenue using an over time method to be material.

Beginning in 2019, disclosures in the Company's notes to Consolidated Financial Statements related to revenue recognition will be expanded under the new standard to include discussions on the nature, amount, timing and uncertainty of revenue arising from contracts with customers. Disclosures will include qualitative and quantitative information about performance obligations, contract assets and liabilities, cost to fulfill a contract, disaggregation of revenue and the significant judgments made in applying the new standard.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other new accounting standards issued but not effective until after September 30, 2018 are not expected to have a material impact on the Company's financial statements.

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

The cash consideration was financed through the issuance of $4.35 billion of senior unsecured notes and $1.5 billion borrowed under a senior unsecured syndicated term loan facility (see Note 9). The remaining proceeds of the debt offering were used to repay assumed B/E Aerospace debt and a portion of the Company's outstanding short-term commercial paper borrowings.

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
(2) As of the acquisition date, the Company made adjustments totaling $486 million related to acquired existing long-term contracts with terms less favorable than could be realized in market transactions as of the acquisition date. The adjustments were primarily recognized within Other current liabilities and Other Liabilities based upon estimates regarding the period in which the liabilities will be amortized to the Consolidated Statement of Operations as non-cash reductions to Cost of sales. $141 million of the acquired contract liabilities were recognized as a reduction to Cost of sales during the year ended September 30, 2018.

Before the purchase price allocation was finalized in the second quarter of 2018, revisions were made to the estimated acquisition-date fair value of assets acquired and liabilities assumed. The revisions were primarily due to a change in estimate with respect to the future repatriation of certain foreign earnings, adjustments to the income tax accounts as a result of filing the pre-acquisition returns, recognition of a liability associated with the KLX Tax Sharing and Indemnification Agreement (see
Note 16) and revisions to the fair value of certain acquired property. These fiscal year 2018 measurement period adjustments resulted in a $15 million net increase to Goodwill and did not have a material impact on the financial results of prior periods.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Intangible Assets included above consist of the following:

	Weighted Average Life (in years)	Fair Value (in millions)
Developed technology	9	$435
Seating customer relationships	6	860
Other customer relationships	8	291
Total	7	$1,586

B/E Aerospace's results of operations have been included in the Company's operating results for the period subsequent to the completion of the acquisition on April 13, 2017. During 2018 and 2017, B/E Aerospace contributed sales of $2.983 billion and $1.406 billion, respectively. Excluding the discrete impacts of the Tax Cuts and Jobs Act (see Note 13) and transaction, integration and financing costs, B/E Aerospace contributed net income of $349 million and $140 million for 2018 and 2017, respectively.

Transaction, Integration and Financing Costs
The Company recorded total transaction, integration and financing costs related to the B/E Aerospace acquisition in the Consolidated Statement of Operations as follows:

(in millions)	2018	2017	2016
Transaction and integration costs	$78	$96	$—
Bridge facility fees (included in Interest expense)	—	29	—
Total Transaction, integration and financing costs	$78	$125	$—
At September 30, 2018, $11 million of transaction, integration and financing costs were unpaid and included in Accounts payable and Compensation and benefits on the Consolidated Statement of Financial Position.

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

(in millions, except per share amounts)	2017	2016
	(Pro forma)	(Pro forma)
Sales	$8,376	$8,121
Net income attributable to common shareowners from continuing operations	900	696
Basic earnings per share from continuing operations	6.18	4.31
Diluted earnings per share from continuing operations	6.11	4.26

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following significant adjustments were made to account for certain transactions and costs that would have occurred if the acquisition had been completed on October 1, 2015. These adjustments are net of any applicable tax impact and were included to arrive at the pro forma results above.

(in millions)	2017	2016
Increases (decreases) to pro forma net income:
Net reduction to depreciation resulting from fixed asset adjustments (1)	$12	$21
Advisory, legal and accounting service fees (2)	156	(123)
Amortization of acquired B/E Aerospace intangible assets, net (3)	(83)	(152)
Interest expense incurred on acquisition financing, net (4)	(17)	(65)
Long-term contract program adjustments (5)	(59)	(128)
Acquired contract liability amortization (6)	63	124
Inventory fair value adjustment amortization (7)	56	(56)
Compensation adjustments (8)	6	14
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

Pulse.aero
On December 20, 2016, the Company acquired 100 percent of the outstanding shares of Pulse.aero, a United Kingdom-based company specializing in self-bag drop technologies used by airlines and airports. The purchase price, net of cash acquired, was $18 million, of which $14 million was paid during the year ended September 30, 2017 and $4 million was paid during the year ended September 30, 2018. On the acquisition date, the Company recorded a $5 million liability for the fair value of post-closing consideration that could be paid, contingent upon the achievement of certain revenue targets and development milestones. The Company made contingent consideration payments of $2 million during the year ended September 30, 2017 and $3 million during the year ended September 30, 2018. In the third quarter of 2017, the purchase price allocation was finalized, with $12 million allocated to goodwill and $6 million to intangible assets. The intangible assets have a weighted average life of approximately 9 years. None of the goodwill resulting from the acquisition is tax deductible. The excess purchase price over net assets acquired, including intangible assets, reflects the Company's view that this acquisition will expand the Company's airport passenger processing offerings.

The B/E Aerospace acquisition is included in the Interior Systems and Government Systems segments (see Note 1) and the Pulse.aero acquisition is included in the Information Management Services segment. The results of operations for the acquisitions have been included in the Company's operating results for the periods subsequent to their respective acquisition dates. Pro-forma results of operations have not been presented for Pulse.aero as the effect of the acquisition is not material to the Company's consolidated results of operations.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
Changes in the carrying amount of goodwill are summarized as follows:

(in millions)	Interior Systems	Commercial Systems	Government Systems	Information Management Services	Total
Balance at September 30, 2016	$—	$326	$503	$1,090	$1,919
B/E Aerospace acquisition	7,185	—	—	—	7,185
Pulse.aero acquisition	—	—	—	12	12
Foreign currency translation adjustments	38	(1)	3	2	42
Balance at September 30, 2017	7,223	325	506	1,104	9,158
B/E Aerospace acquisition adjustments	(370)	—	385	—	15
Reclassification of business held for sale (See Note 4)	(59)	—	—	—	(59)
Foreign currency translation adjustments	(5)	(1)	(1)	—	(7)
Balance at September 30, 2018	$6,789	$324	$890	$1,104	$9,107

The Company performs an impairment test of goodwill and indefinite-lived intangible assets each fiscal year, or at any time there is an indication goodwill or indefinite-lived intangibles are more-likely-than-not impaired, commonly referred to as triggering events. The Company's 2018, 2017 and 2016 impairment tests resulted in no impairment.

Intangible Assets
Intangible assets are summarized as follows:

	September 30, 2018			September 30, 2017
(in millions)	Gross	Accum Amort	Net	Gross	Accum Amort	Net
Intangible assets with finite lives:
Developed technology and patents	$807	$(324)	$483	$806	$(256)	$550
Backlog	6	(6)	—	6	(5)	1
Customer relationships:
Acquired	1,489	(413)	1,076	1,495	(213)	1,282
Up-front sales incentives	692	(114)	578	336	(93)	243
License agreements	18	(11)	7	15	(10)	5
Trademarks and tradenames	15	(14)	1	15	(14)	1
Intangible assets with indefinite lives:
Trademarks and tradenames	47	—	47	47	—	47
Intangible assets	$3,074	$(882)	$2,192	$2,720	$(591)	$2,129

During 2018, up-front sales incentives increased $335 million, primarily due to the extension of certain long-term sales contracts. Pursuant to the terms of contractual agreements, the Company paid $254 million in cash sales incentives during 2018.

Amortization expense for intangible assets for 2018, 2017 and 2016 was $290 million, $162 million and $60 million, respectively. As of September 30, 2018, the weighted average amortization period remaining for up-front sales incentives was approximately 12 years.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Anticipated annual amortization expense for intangible assets is as follows:

(in millions)	2019	2020	2021	2022	2023	Thereafter
Anticipated amortization expense for up-front sales incentives	$24	$26	$26	$26	$25	$451
Anticipated amortization expense for all other intangible assets	265	264	264	260	192	322
Total	$289	$290	$290	$286	$217	$773

As discussed in Note 2, adoption of the new revenue recognition standard on October 1, 2018, resulted in elimination of approximately $120 million of customer relationship intangible assets, therefore, the amortization expense associated with that balance as contemplated in the table above will be avoided.

4.	Discontinued Operations and Divestitures

Air Transport In-Flight Entertainment Business
On August 24, 2018, the Company reached a definitive agreement to sell its air transport in-flight entertainment (IFE) business. The IFE business designs, manufactures and services in-seat video, overhead video and content services and other products for the air transport IFE market. The sale is subject to customary closing conditions and is expected to close in the fourth calendar quarter of 2018. The business is being sold as a result of the Company's prior decision to cease investment in air transport IFE capabilities. The Company does, however, continue to invest in cabin connectivity solutions for the air transport market.

During the three months ended September 30, 2018, the Company classified the IFE business as held for sale. As of September 30, 2018, assets of $23 million are included within Businesses held for sale and liabilities of $5 million are included within Other current liabilities on the Consolidated Statement of Financial Position. The major classes of assets and liabilities primarily include net Inventories of $19 million and net Property of $4 million. The operating results of the held for sale business are included in the Commercial Systems segment.

ElectroMechanical Systems Business
On July 20, 2018, the Company reached a definitive agreement to sell its ElectroMechanical Systems (EMS) business which operates within the Commercial Systems segment. EMS designs, manufactures and services actuation, pilot control and other specialty products for commercial and military aerospace applications. The sale is subject to regulatory approvals, completion of UTC's pending acquisition of Rockwell Collins and other customary closing conditions, which results in the criteria for held for sale accounting treatment not being satisfied as of September 30, 2018. The business is being sold in order to comply with regulatory commitments associated with the pending UTC merger (see Note 1).

Engineered Components Business
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

During the three months ended June 30, 2018, the Company classified the engineered components business as held for sale and recorded a pre-tax loss of $9 million ($22 million after tax) for the write-down to fair value less costs to sell, which was recorded within Other income, net on the Consolidated Statement of Operations. The high effective tax rate is primarily attributable to the non-deductibility of goodwill for income tax purposes. As of September 30, 2018, assets of $68 million are included within Businesses held for sale and liabilities of $3 million are included within Other current liabilities on the Consolidated Statement of Financial Position. The major classes of assets and liabilities primarily include Goodwill of $59 million and Intangible assets of $8 million. The operating results of the held for sale business are included in the Interior Systems segment.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASES Business
On March 10, 2015, the Company sold its ASES business, which provides military aircraft integration and modifications, maintenance and logistics and support, to align with the Company's long-term primary business strategies. The initial sales price was $3 million, and additional post-closing consideration of $2 million was received in December 2016. During 2016, the Company recorded $2 million of income from discontinued operations ($1 million after tax), primarily due to the favorable settlement of a contractual matter with a customer of the ASES business.

5.	Receivables, Net

Receivables, net are summarized as follows:

(in millions)	September 30, 2018	September 30, 2017
Billed	$1,639	$1,055
Unbilled	596	461
Less progress payments	(108)	(78)
Total	2,127	1,438
Less allowance for doubtful accounts	(18)	(12)
Receivables, net	$2,109	$1,426

Receivables expected to be collected beyond the next twelve months are classified as long-term and are included in Other Assets. Total receivables due from the U.S. Government including the Department of Defense and other government agencies, both directly and indirectly through subcontracts, were $337 million and $279 million at September 30, 2018 and 2017, respectively. U.S. Government unbilled receivables, net of progress payments, were $119 million and $89 million at September 30, 2018 and 2017, respectively. Receivables, net due from equity affiliates were $61 million at September 30, 2018.

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under factoring agreements arranged by certain customers. Under the terms of the agreements, the Company retains no rights or interest and has no obligations with respect to the sold receivables. The Company accounts for these transactions as sales of receivables and records cash proceeds when received as cash provided by operating activities in the Consolidated Statement of Cash Flows. Cash generated by participating in these programs was zero and $154 million in 2018 and 2017, respectively. The unfavorable impact on cash used for operating activities during 2018 was $154 million. The favorable impact on cash provided by operating activities during 2017 was $94 million. The cost of participating in these programs was immaterial to the Company's results.

6.	Inventories, Net

Inventories, net are summarized as follows:

(in millions)	September 30, 2018	September 30, 2017
Finished goods	$289	$259
Work in process	381	347
Raw materials, parts and supplies	828	677
Less progress payments	(15)	(7)
Total	1,483	1,276
Pre-production engineering costs	1,166	1,175
Inventories, net	$2,649	$2,451

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense for pre-production engineering costs for 2018, 2017 and 2016 was $87 million, $59 million and $49 million, respectively. As discussed in Note 2, adoption of the new revenue recognition standard on October 1, 2018, resulted in elimination of the $1.166 billion pre-production engineering balance.

In accordance with industry practice, inventories include amounts which are not expected to be realized within one year. These amounts primarily relate to pre-production engineering costs and life-time-buy inventory not expected to be realized within one year of $1.129 billion and $1.160 billion at September 30, 2018 and 2017, respectively. Life-time-buy inventory is inventory that is typically no longer produced by the Company's vendors but for which multiple years of supply are purchased in order to meet production and service requirements over the life span of a product.

7.	Property, Net

Property, net is summarized as follows:

(in millions)	September 30, 2018	September 30, 2017
Land	$22	$22
Buildings and improvements	659	597
Machinery and equipment	1,463	1,400
Information systems software and hardware	570	510
Furniture and fixtures	93	87
Capital leases	58	58
Construction in progress	246	250
Total	3,111	2,924
Less accumulated depreciation	(1,682)	(1,526)
Property, Net	$1,429	$1,398

Property additions acquired by incurring accounts payable, which are reflected as a non-cash transaction in the Company's Consolidated Statement of Cash Flows, were $20 million, $23 million and $20 million at September 30, 2018, 2017 and 2016, respectively.

A portion of the Company's operations are conducted in leased real estate facilities, including both operating and, to a lesser extent, capital leases. Accumulated depreciation relating to assets under capital lease totals $18 million and $14 million as of September 30, 2018 and 2017, respectively. Amortization of assets under capital lease is recorded as depreciation expense. As of September 30, 2018, remaining minimum lease payments for Property under capital leases total $65 million, including $17 million of interest.

8.	Other Assets

Other assets are summarized as follows:

(in millions)	September 30, 2018	September 30, 2017
Long-term receivables	$185	$211
Investments in equity affiliates	5	7
Exchange and rental assets (net of accumulated depreciation of $111 at September 30, 2018 and $106 at September 30, 2017)	71	71
Other	243	242
Other Assets	$504	$531

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

•
ADARI Aviation Technology Company Limited (ADARI): ADARI is a joint venture with Aviation Data Communication Corporation Co., LTD, that operates remote ground stations around China and develops certain content delivery management software

•
AVIC Leihua Rockwell Collins Avionics Company (ALRAC): ALRAC is a joint venture with China Leihua Electronic Technology Research Institute (a subsidiary of the Aviation Industry Corporation of China, or AVIC), for the joint production of integrated surveillance system products for the C919 aircraft in China

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

•
Rockwell Collins CETC Avionics Co., Ltd (RCCAC): RCCAC is a joint venture with CETC Avionics Co., Ltd (CETCA) for the development, production, and maintenance of communication and navigation products on Chinese commercial OEM platforms

Each joint venture is 50 percent owned by the Company and accounted for under the equity method. Under the equity method of accounting for investments, the Company’s proportionate share of the earnings or losses of its equity affiliates are included in Net income and classified as Other income, net in the Consolidated Statement of Operations. For segment performance reporting purposes, Rockwell Collins’ share of earnings or losses of ESA, DLS and Quest are included in the operating results of the Government Systems segment, ACCEL, ALRAC and RCCAC are included in the operating results of the Commercial Systems segment and ADARI is included in the operating results of the Information Management Services segment.

In the normal course of business or pursuant to the underlying joint venture agreements, the Company may sell products or services to equity affiliates. The Company defers a portion of the profit generated from these sales equal to its ownership interest in the equity affiliates until the underlying product is ultimately sold to an unrelated third party. Sales to equity affiliates were $226 million, $262 million and $229 million for the years ended September 30, 2018, 2017 and 2016, respectively. The deferred portion of profit generated from sales to equity affiliates was $1 million at September 30, 2018 and $2 million at September 30, 2017.

Exchange and Rental Assets
Exchange and rental assets consist primarily of Company products that are either exchanged or rented to customers on a short-term basis in connection with warranty and other service related activities. These assets are recorded at acquisition or production cost and depreciated using the straight-line method over their estimated lives, up to 15 years. Depreciation methods and lives are reviewed periodically with any changes recorded on a prospective basis. Depreciation expense for exchange and rental assets was $11 million, $10 million and $9 million for the years ended September 30, 2018, 2017 and 2016, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Debt

Short-term Debt

(in millions, except weighted average amounts)	September 30, 2018	September 30, 2017
Short-term commercial paper borrowings outstanding (1)	$1,500	$330
Current portion of long-term debt	748	149
Short-term debt	$2,248	$479
Weighted average annualized interest rate of commercial paper borrowings	2.42%	1.45%
Weighted average maturity period of commercial paper borrowings (days)	9	18
(1) The maximum amount of short-term commercial paper borrowings outstanding during the year ended September 30, 2018 was $1.5 billion.

Commercial Paper Program
Under the Company’s commercial paper program, the Company may sell up to $1.5 billion face amount of unsecured short-term promissory notes in the commercial paper market. The commercial paper program is supported by the Company's $1.5 billion five-year revolving credit facility.

Revolving Credit Facilities
The Company has a $1.5 billion five-year senior unsecured revolving credit agreement with various banks. At September 30, 2018 and 2017, there were no outstanding borrowings under the Company's revolving credit facility.

Short-term credit facilities available to non-U.S. subsidiaries amounted to $20 million as of September 30, 2018, of which $2 million was utilized to support commitments in the form of commercial letters of credit. At September 30, 2018 and 2017, there were no borrowings outstanding under these credit facilities.

At September 30, 2018 and September 30, 2017, there were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

Bridge Credit Facility
On December 16, 2016, pursuant to the B/E Aerospace acquisition, the Company entered into a $4.35 billion 364-day senior unsecured bridge term loan credit agreement with various banks. This bridge facility terminated upon receipt of proceeds from the notes issued to finance a portion of the B/E Aerospace acquisition.
Long-term Debt
On December 16, 2016, pursuant to the B/E Aerospace acquisition, the Company entered into a $1.5 billion three-year senior unsecured term loan credit agreement with various banks. As of September 30, 2018, borrowings under this facility were $481 million and bear interest at LIBOR plus 1.25 percent amortized in equal quarterly installments of 2.5 percent, or $38 million, with the balance payable on April 13, 2020. During the year ended September 30, 2018, the Company made principal prepayments of $238 million in accordance with the loan's prepayment provisions. Proceeds of borrowings under the term loan facility were used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses.

The revolving credit agreement and term loan credit agreement each include one financial covenant requiring the Company to maintain a consolidated debt to total capitalization ratio of not greater than 65 percent (excluding the equity impact of accumulated other comprehensive loss related to defined benefit retirement plans). The Company was in compliance with this financial covenant at September 30, 2018. The credit facilities also contain covenants that require the Company to satisfy certain conditions in order to incur debt secured by liens, engage in sale/leaseback transactions or merge or consolidate with another entity.

On April 10, 2017, the Company issued $4.65 billion of senior unsecured notes. The net proceeds of the offering were principally used to finance a portion of the B/E Aerospace acquisition and to pay related transaction fees and expenses. Net proceeds of $300 million were used to repay a portion of the Company's outstanding short-term commercial paper borrowings.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal amount of long-term debt, net of discount and debt issuance costs, is summarized as follows:

(in millions, except interest rate figures)	Interest Rate	September 30, 2018	September 30, 2017
Fixed-rate notes due:
July 2019	1.95%	$300	$300
July 2019	5.25%	300	300
November 2021	3.10%	250	250
March 2022	2.80%	1,100	1,100
December 2023	3.70%	400	400
March 2024	3.20%	950	950
March 2027	3.50%	1,300	1,300
December 2043	4.80%	400	400
April 2047	4.35%	1,000	1,000
Variable-rate term loan due:
April 2020	1 month LIBOR + 1.25% (1)	481	870
Fair value swap adjustment (Notes 14 and 15)		(2)	14
Total		6,479	6,884
Less unamortized debt issuance costs and discounts		50	59
Less current portion of long-term debt		748	149
Long-term Debt, Net		$5,681	$6,676
(1) The Company has the option to elect a one-, two-, three- or six-month LIBOR interest rate and has elected the one-month rate during the fourth quarter of 2018. The one-month LIBOR rate at September 30, 2018 was approximately 2.26 percent.

Cash payments for debt interest and fees during the year ended September 30, 2018 were $249 million. Cash payments for debt interest and fees during the year ended September 30, 2017 were $192 million, of which $29 million related to fees incurred in connection with the bridge credit facility. Cash payments for debt interest and fees during the year ended September 30, 2016 were $56 million.

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

In 2018, five of the Company's eight collective bargaining agreements were negotiated and participation in the Rockwell Collins Pension Plan is now closed to newly hired employees pursuant to those negotiations. The individuals covered by the agreements will instead receive supplemental Company contributions to the existing defined contribution savings plan. The Company previously amended its U.S. qualified and non-qualified defined benefit pension plans to discontinue benefit accruals for salary increases and services rendered after September 30, 2006 for all salaried and hourly employees who were not covered by collective bargaining agreements.

The Company also maintains six defined benefit pension plans in countries outside of the U.S., three of which are unfunded.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Retirement Benefits
Other retirement benefits consist of retiree health care and life insurance benefits that are provided to substantially all of the Company's U.S. employees hired before October 1, 2006 and their beneficiaries. Employees generally become eligible to receive these benefits if they retire after age 55 with at least 10 years of service. Most plans are contributory with retiree contributions generally based upon years of service and adjusted annually by the Company. Retiree medical plans pay a stated percentage of expenses reduced by deductibles and other coverage. The amount the Company will contribute toward retiree medical coverage for most participants is fixed. Additional premium contributions will be required from participants for all costs in excess of the Company's fixed contribution amount. 2018 bargaining unit negotiations closed participation in the retiree health plan to certain newly hired employees and in some instances to individuals retiring after specified dates ranging from 2020 to 2022. Retiree life insurance plans provide coverage at a flat dollar amount or as a multiple of salary. With the exception of certain bargaining unit plans, Other Retirement Benefits are funded as expenses are incurred.

Components of Expense (Income)
The components of expense (income) for Pension Benefits and Other Retirement Benefits are summarized below:

	Pension Benefits			Other Retirement Benefits
(in millions)	2018	2017	2016	2018	2017	2016
Service cost	$12	$13	$11	$2	$3	$3
Interest cost	120	111	126	6	5	6
Expected return on plan assets	(243)	(241)	(238)	(2)	(2)	(2)
Amortization:
Prior service credit	—	—	(1)	—	(1)	(1)
Net actuarial loss	82	92	78	7	9	8
Net benefit expense (income)	$(29)	$(25)	$(24)	$13	$14	$14

A spot rate approach, which applies separate discount rates for each projected benefit payment, has been used to calculate pension interest and service cost.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles the projected benefit obligations (PBO), plan assets, funded status and net liability for the Company's Pension Benefits and Other Retirement Benefits:

	Pension Benefits		Other Retirement Benefits
(in millions)	2018	2017	2018	2017
PBO at beginning of period	$4,202	$4,527	$213	$231
Service cost	12	13	2	3
Interest cost	120	111	6	5
Discount rate and other assumption changes	(200)	(156)	(9)	(7)
Actuarial losses (gains)	9	4	(5)	(6)
Plan participant contributions	—	—	4	4
Benefits paid	(219)	(223)	(14)	(17)
Group annuity purchase	—	(101)	—	—
Plan amendments	(11)	—	(7)	—
B/E Aerospace acquisition	—	16	—	—
Other	(5)	11	—	—
PBO at end of period	3,908	4,202	190	213
Plan assets at beginning of period	3,186	3,074	20	19
Actual return on plan assets	120	362	2	2
Company contributions	467	68	9	12
Plan participant contributions	—	—	4	4
Benefits paid	(219)	(223)	(14)	(17)
Group annuity purchase	—	(103)	—	—
B/E Aerospace acquisition	—	4	—	—
Other	(2)	4	—	—
Plan assets at end of period	3,552	3,186	21	20
Funded status of plans	$(356)	$(1,016)	$(169)	$(193)
Funded status consists of:
Retirement benefits liability	$(356)	$(1,015)	$(169)	$(193)
Compensation and benefits liability	(12)	(11)	—	—
Other assets	12	10	—	—
Net liability	$(356)	$(1,016)	$(169)	$(193)

In July 2017, an agreement to purchase a group annuity contract was entered into by the Company's pension plan. The pension plan transferred $103 million of plan assets to an insurance company. The agreement resulted in a reduction of the Company's PBO by $101 million and transferred the administrative responsibilities for these participants to the insurance company.

For the Company's 2017 year end pension liability valuation, the Company used the RP-2014 tables with an adjustment for plan experience, and utilized the MP-2016 mortality improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2032. For the 2018 year end pension liability valuation, the Company continued to use the RP-2014 tables with an adjustment for plan experience, but utilized the MP-2017 mortality improvement scale adjusted to reflect convergence to an ultimate annual rate of mortality improvement of 0.75 percent by 2033. Both the MP-2016 and MP-2017 mortality improvement scales indicate that U.S. mortality continues to improve, but at a slower average rate.

The Company's non-U.S. defined benefit pension plans represented 5 percent of the total PBO at September 30, 2018 and 2017, respectively. The accumulated benefit obligation for all defined benefit pension plans was $3.903 billion and $4.185 billion at September 30, 2018 and 2017, respectively.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Loss
The following table summarizes the amounts included in Accumulated other comprehensive loss before tax related to retirement benefits as of September 30, 2018 and 2017 and changes recognized in Other comprehensive loss before tax for the years ended September 30, 2018 and 2017:

	Pension Benefits		Other Retirement Benefits
(in millions)	Prior Service Cost (Credit)	Net Actuarial Loss	Prior Service Cost (Credit)	Net Actuarial Loss
Balance at September 30, 2016	$10	$2,751	$(5)	$116
Current year prior service cost	—	—	—	—
Current year net actuarial gain	—	(270)	—	(13)
Amortization of prior service cost	—	—	1	—
Amortization of actuarial loss	—	(92)	—	(9)
Balance at September 30, 2017	10	2,389	(4)	94
Current year prior service cost	(11)	—	(6)	—
Current year net actuarial gain	—	(70)	—	(14)
Amortization of prior service cost	—	—	—	—
Amortization of actuarial loss	—	(82)	—	(7)
Balance at September 30, 2018	$(1)	$2,237	$(10)	$73

The estimated amounts that will be amortized from Accumulated other comprehensive loss into expense (income) for Pension Benefits and Other Retirement Benefits during the year ending September 30, 2019 are as follows:

(in millions)	Pension Benefits	Other Retirement Benefits	Total
Prior service cost	$—	$(2)	$(2)
Net actuarial loss	75	5	80
Total	$75	$3	$78

Actuarial Assumptions
The following table presents the significant assumptions used in determining the benefit obligations:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2018	2017	2018	2017	2018	2017
Discount rate	4.02%	3.53%	2.28%	2.29%	3.94%	3.39%
Compensation increase rate	4.00%	4.00%	2.89%	3.05%	4.00%	4.00%

Discount rates used to calculate the benefit obligations are determined by using a weighted average of market-observed yields for high quality, fixed-income securities that correspond to the payment of benefits.

The Company's U.S. qualified and non-qualified plans were previously amended to discontinue benefit accruals for salary increases and services rendered after 2006 for non-union employees. 2018 bargaining unit negotiations closed participation in the Rockwell Collins Pension Plan to certain newly hired employees. In the U.S., certain sub-plans associated with collective bargaining agreements continue to accrue benefits, and only the ARINC Union sub-plan is impacted by increases in compensation.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant assumptions used in determining the net benefit expense (income) are as follows:

	Pension Benefits				Other Retirement Benefits
	U.S.		Non-U.S.		U.S.
	2018	2017	2018	2017	2018	2017
Discount rate	3.53%	3.22%	2.29%	1.72%	3.39%	3.39%
Expected long-term return on plan assets	8.00%	8.00%	6.73%	6.74%	8.00%	8.00%
Compensation increase rate	4.00%	4.00%	3.05%	3.03%	4.00%	4.00%
Health care cost gross trend rate (1)	—	—	—	—	7.50%	7.50%
Ultimate trend rate (1)	—	—	—	—	5.00%	5.00%
Year that trend reaches ultimate rate (1)	—	—	—	—	2022	2022
(1) Due to the effect of the fixed Company contribution, increasing or decreasing the health care cost trend rate by one percentage point would not have a significant impact on the Company's cost of providing Other Retirement Benefits.

Expected long-term return on plan assets for each year presented is based on both historical long-term actual and expected future investment returns considering the current investment mix of plan assets. The Company uses a market-related value of plan assets reflecting changes in the fair value of plan assets over a five-year period. The Company amortizes actuarial gains and losses in excess of 10 percent of the greater of the market-related value of plan assets or the projected benefit obligation (the corridor) on a straight-line basis over the expected future lifetime of inactive participants, which was approximately 24 years at September 30, 2018, as almost all of the plan's participants are considered inactive.

Prior service costs resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants.

Plan Assets
Total plan assets for Pension Benefits and Other Retirement Benefits as of September 30, 2018 and 2017 were $3.573 billion and $3.206 billion, respectively. The Company has established investment objectives that seek to preserve and maximize the amount of plan assets available to pay plan benefits. These objectives are achieved through investment guidelines requiring diversification and allocation strategies designed to maximize the long-term returns on plan assets while maintaining a prudent level of investment risk. These investment strategies are implemented using actively managed and indexed assets. Target and actual asset allocations as of September 30, 2018 and 2017 are as follows:

	Target Mix			2018	2017
Equities	40%	-	70%	52%	57%
Fixed income	25%	-	60%	46%	40%
Alternative investments	0%	-	15%	0%	0%
Cash	0%	-	5%	2%	3%

Alternative investments may include real estate, hedge funds, venture capital and private equity. There were no plan assets invested in the securities of the Company as of September 30, 2018 and 2017 or at any time during the years then ended. Target and actual asset allocations are periodically rebalanced between asset classes in order to mitigate investment risk and maintain asset classes within target allocations.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value of the Company's pension plans' assets as of September 30, 2018 and 2017, by asset category segregated by level within the fair value hierarchy, as described in Note 14:

	September 30, 2018					September 30, 2017
Asset category (in millions)	Level 1	Level 2	Level 3	Not Leveled(1)	Total	Level 1	Level 2	Level 3	Not Leveled(1)	Total
Equity securities:
U.S. equity	$552	$8	$—	$592	$1,152	$558	$15	$—	$394	$967
Non-U.S. equity	693	10	—	—	703	814	28	—	—	842
Fixed income securities:
Corporate	1	713	—	313	1,027	—	795	—	305	1,100
U.S. government	401	31	—	69	501	42	24	—	68	134
Mortgage and asset-backed	—	1	—	—	1	—	1	—	—	1
Other	—	29	3	75	107	—	50	3	—	53
Cash and cash equivalents	—	47	—	—	47	—	82	—	—	82
Sub-total	$1,647	$839	$3	$1,049	3,538	$1,414	$995	$3	$767	3,179
Net receivables related to investment transactions					14					7
Total (2)					$3,552					$3,186
(1) Certain investments measured using the net asset value (NAV) practical expedient have not been classified in the fair value hierarchy.
(2) The Rockwell Collins Pension Plan participates in a securities lending program through its Trustee. Under this program, the Plan's investment securities may be loaned to investment brokers for a fee. Securities so loaned are fully collateralized by cash, letters of credit and securities issued or guaranteed by the U.S. government, its agencies and instrumentalities. At September 30, 2018 and 2017, $424 million and $333 million, respectively, of the Plan's securities were on loan under the Trustee's securities lending program.

The following table presents the fair value of the Company's other retirement benefits plan's assets as of September 30, 2018 and 2017, by asset category segregated by level within the fair value hierarchy, as described in Note 14:

	September 30, 2018					September 30, 2017
Asset category (in millions)	Level 1	Level 2	Level 3	Not Leveled	Total	Level 1	Level 2	Level 3	Not Leveled	Total
Equity securities:
U.S. equity	$11	$—	$—	$—	$11	$9	$—	$—	$—	$9
Non-U.S. equity	—	—	—	—	—	—	—	—	—	—
Fixed income securities:
Corporate	—	3	—	—	3	—	3	—	—	3
U.S. government	2	1	—	—	3	2	1	—	—	3
Mortgage and asset-backed	—	1	—	—	1	—	1	—	—	1
Cash and cash equivalents	—	3	—	—	3	—	4	—	—	4
Total	$13	$8	$—	$—	$21	$11	$9	$—	$—	$20

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Contributions
For the years ended September 30, 2018 and 2017, the Company made contributions to its pension plans as follows:

(in millions)	2018	2017
Contributions to U.S. qualified plans	$455	$55
Contributions to U.S. non-qualified plan	8	8
Contributions to non-U.S. plans	4	5
Total	$467	$68

The Company’s objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund its pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant. The year over year increase in contributions to U.S. qualified pension plans were discretionary in nature and made by the Company to achieve a tax deduction and reduce future Pension Benefit Guaranty Corporation premiums. There is no minimum statutory funding requirement for 2019 and the Company does not currently expect to make any additional discretionary contributions during 2019 to these plans. Any additional future contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and actuarial assumptions.

The Company participates in a multi-employer arrangement that provides postretirement benefits other than pension benefits. This arrangement provides medical benefits to certain bargaining unit active employees and retirees and their dependents. Contributions to this multi-employer arrangement for postretirement benefits were $1 million in 2018, $1 million in 2017 and $1 million in 2016.

Benefit Payments
The following table reflects estimated benefit payments to be made to eligible participants for each of the next five years and the following five years in the aggregate:

(in millions)	Pension Benefits	Other Retirement Benefits
2019	$245	$15
2020	240	15
2021	242	16
2022	244	16
2023	246	16
2024-2028	1,228	69

Estimated benefit payments for Other Retirement Benefits in the table above are shown net of plan participant contributions and therefore reflect the Company's portion only. Substantially all of the Pension Benefit payments relate to the Company's U.S. qualified funded plans which are paid from the pension trust.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Contribution Savings Plan
The Company sponsors defined contribution savings plans that are available to the majority of its employees. The plans allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. For most plans, the Company matches a percentage of employee contributions using common stock of the Company up to certain limits. Employees may transfer at any time all or a portion of their balance in Company common stock to any of the other investment options offered within the plans. The Company is authorized to issue 16.8 million shares under the defined contribution savings plans, of which 0.4 million shares are available for future contributions at September 30, 2018. Additionally, for the majority of the Company's employees, the Company's defined contribution savings plan includes a cash contribution based on an employee's age and service.

The Company's expense related to the defined contribution savings plans for 2018, 2017 and 2016 was as follows:

	2018		2017		2016
(in millions)	Shares	Expense	Shares	Expense	Shares	Expense
Contribution in shares	0.4	$58	0.5	$56	0.6	$49
Contribution in cash		69		54		46
Total		$127		$110		$95

The Company's cash contributions for 2018 and 2017 include $11 million and $5 million respectively to the B/E Aerospace defined contribution savings plan.

Employee Stock Purchase Plan
The Company also offered an Employee Stock Purchase Plan (ESPP) which allowed employees to have their base compensation withheld to purchase the Company's common stock each month at 95 percent of the fair market value on the last day of the month. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit. During 2018, 2017 and 2016, 0.0 million, 0.1 million and 0.1 million shares, respectively, of Company common stock were issued to employees at a value of $0 million, $11 million and $11 million for the respective periods. Further purchases under the ESPP were suspended on September 29, 2017 pursuant to the Merger Agreement. If the UTC Merger is completed, the ESPP will be terminated.

11.	Shareowners' Equity

Common Stock
The Company is authorized to issue one billion shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, without par value.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss (AOCL), net of tax, by component are as follows:

	Foreign Exchange Translation and Other Adjustments	Pension and Other Postretirement Adjustments (1)	Change in the Fair Value of Effective Cash Flow Hedges	Total
Balance at September 30, 2015	$(56)	$(1,637)	$(6)	$(1,699)
Other comprehensive (loss) before reclassifications	(20)	(234)	(2)	(256)
Amounts reclassified from accumulated other comprehensive income	—	53	4	57
Net current period other comprehensive income (loss)	(20)	(181)	2	(199)
Balance at September 30, 2016	(76)	(1,818)	(4)	(1,898)
Other comprehensive income before reclassifications	77	180	1	258
Amounts reclassified from accumulated other comprehensive income	—	63	2	65
Net current period other comprehensive income	77	243	3	323
Balance at September 30, 2017	1	(1,575)	(1)	(1,575)
Other comprehensive income (loss) before reclassifications	(39)	79	(1)	39
Amounts reclassified from accumulated other comprehensive income	—	65	—	65
Net current period other comprehensive income (loss)	(39)	144	(1)	104
Balance at September 30, 2018	$(38)	$(1,431)	$(2)	$(1,471)
(1) Reclassifications from AOCL to net income related to the amortization of net actuarial losses and prior service credits for the Company's retirement benefit plans and were $89 million ($65 million net of tax), $100 million ($63 million net of tax) and $84 million ($53 million net of tax) for 2018, 2017 and 2016, respectively. The reclassifications are included in the computation of net benefit expense. See Note 10, Retirement Benefits, for additional details.

12.	Stock-Based Compensation and Earnings Per Share

Stock-Based Compensation Program Description
In February 2015, the Company's shareholders approved the Company's 2015 Long-Term Incentives Plan (2015 Plan), replacing the 2006 Long-Term Incentives Plan (2006 Plan). Under the 2015 Plan, up to 11 million shares of common stock may be issued by the Company as non-qualified options, performance units, performance shares, stock appreciation rights, restricted shares and restricted stock units. Each share issued pursuant to an award of restricted shares, restricted stock units, performance shares and performance units counts as 3.55 shares against the authorized limit. Shares available for future grant or payment under these plans were 5 million at September 30, 2018. No shares are available for future grant under the 2006 Plan.

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

The Company utilizes performance shares, restricted stock and restricted stock units that generally cliff vest at the end of three years. The fair value of restricted stock and restricted stock units is estimated using the closing share price on the day of grant. The number of performance shares that will ultimately be issued is based on achievement of performance targets over a three-year period that consider cumulative sales growth and free cash flow as a percentage of net income or free cash flow with an additional potential adjustment up or down depending on the Company's total return to shareowners compared to a group of peer companies. The fair value of performance shares is estimated using a Monte Carlo model that considers the likelihood of a

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payout adjustment for the total shareowner return in comparison to the peer group. Up to 240 percent of the performance shares the Company grants can be earned if maximum performance is achieved.

The Company's stock-based compensation awards are designed to align management's interests with those of the Company's shareowners and to reward outstanding Company performance. The Company has an ongoing share repurchase plan and expects to satisfy stock option exercises and stock award issuances from treasury stock.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation expense and related income tax benefit included within the Consolidated Statement of Operations for 2018, 2017 and 2016 is as follows:

(in millions)	2018	2017	2016
Stock-based compensation expense included in:
Product cost of sales	$8	$9	$8
Selling, general and administrative expenses	27	22	19
Total	$35	$31	$27
Income tax benefit	$9	$10	$9

General Option Information
The following summarizes the activity of the Company's stock options for 2018:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2017	3,478	$71.67
Granted	—	—
Exercised	(1,057)	59.82
Forfeited or expired	(5)	87.99
Outstanding at September 30, 2018	2,416	$76.82	5.8	$154
Vested or expected to vest (1)	2,413	$76.81	5.8	$154
Exercisable at September 30, 2018	1,782	$72.75	5.1	$121
(1) Represents outstanding options reduced by expected forfeitures

	2018	2017	2016
Weighted-average fair value per share of options granted	$—	$17.26	$17.75
Intrinsic value of options exercised (in millions) (2)	$80	$49	$13
(2) Represents the amount by which the stock price exceeded the exercise price of the options on the date of the exercise

The total fair value of options vested was $11 million, $10 million and $10 million during the years ended September 30, 2018, 2017 and 2016, respectively. Total unrecognized compensation expense for options that have not vested as of September 30, 2018 is $2 million and will be recognized over a weighted average period of 0.5 years.

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

Performance Shares, Restricted Stock and Restricted Stock Units Information
The following summarizes the Company's performance shares, restricted stock and restricted stock units for 2018:

	Performance Shares		Restricted Stock		Restricted Stock Units
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2017	370	$85.44	23	$30.24	512	$80.56
Granted	142	138.66	—	—	265	133.60
Vested	(120)	82.77	—	—	(113)	91.28
Forfeited	(9)	120.03	—	—	(31)	111.13
Nonvested at September 30, 2018	383	$105.25	23	$30.24	633	$99.16

(in millions)	Performance Shares	Restricted Stock	Restricted Stock Units
Total unrecognized compensation costs at September 30, 2018	$17	$—	$30
Weighted-average life remaining at September 30, 2018, in years	1.0	0	1.1
Weighted-average fair value per share granted in 2017	$88.25	$—	$92.84
Weighted-average fair value per share granted in 2016	$85.13	$—	$85.85

The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2018 based on the achievement of performance targets for 2018 through 2020 is approximately 328,000. The maximum number of shares of common stock that can be issued in respect of performance shares granted in 2017 based on the achievement of performance targets for 2017 through 2019 is approximately 299,000. For purposes of determining the maximum number of shares of common stock that can be issued with respect to the performance shares granted in 2017 and 2018, the maximums have been updated to reflect reductions arising as a result of terminations and retirements. The number of shares of common stock that will be issued in respect of performance shares granted in 2016 based on the achievement of performance targets for 2016 through 2018 is approximately 159,000.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share and Diluted Share Equivalents
The computation of basic and diluted earnings per share is as follows:

(in millions, except per share amounts)	2018	2017	2016
Numerator for basic and diluted earnings per share:
Income from continuing operations	$1,032	$705	$727
Income from discontinued operations, net of taxes	—	—	1
Net income	$1,032	$705	$728
Denominator:
Denominator for basic earnings per share – weighted average common shares	164.0	145.5	130.5
Effect of dilutive securities:
Stock options	1.2	1.2	1.0
Performance shares, restricted stock and restricted stock units	0.6	0.5	0.6
Dilutive potential common shares	1.8	1.7	1.6
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	165.8	147.2	132.1
Earnings per share:
Basic
Continuing operations	$6.29	$4.85	$5.57
Discontinued operations	—	—	0.01
Basic earnings per share	$6.29	$4.85	$5.58
Diluted
Continuing operations	$6.22	$4.79	$5.50
Discontinued operations	—	—	0.01
Diluted earnings per share	$6.22	$4.79	$5.51

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

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 0.0 million, 0.0 million and 0.6 million in 2018, 2017 and 2016, respectively.

13.	Income Taxes

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the Act). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35.0 percent to a flat 21.0 percent rate, effective January 1, 2018, and transitions from a worldwide tax system to a modified territorial tax system. The Act also adds many new provisions including changes to bonus depreciation, changes to the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). Many of these provisions, including the tax on GILTI, the BEAT and the deduction for FDII, do not apply to the Company until 2019 and the Company continues to assess the impact of these provisions. The Company has elected to account for the tax on GILTI as a period cost and thus has not adjusted any of the deferred tax assets/liabilities of its foreign subsidiaries for the new tax. The two material items that impact the Company for 2018 are the reduction in the tax rate and a one-time tax that is imposed on the Company’s unremitted foreign earnings.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 that provides additional guidance allowing companies to use a one year measurement period, similar to that used in business combinations, to account for the impacts of the Act in their financial statements. As of the end of the fiscal year, the Company has accounted for the impacts of the Act, including the use of reasonable estimates where necessary. The Company may continue to refine its estimates throughout the measurement period.

Due to the Company’s fiscal year, the Company’s 2018 blended U.S. federal statutory tax rate was 24.6 percent. The Company’s U.S. federal statutory tax rate will be 21.0 percent starting in 2019.

The Company completed its analysis of the rate impact on the deferred tax accounts due to the reduction in the U.S. corporate income tax rate from 35.0 percent to 21.0 percent under the Act in prior quarters which resulted in a $154 million reduction in deferred tax liabilities.

As of the December 31, 2017 deemed repatriation date, the Company estimates that it had approximately $1.1 billion of unremitted foreign earnings that would be subject to the tax imposed under Section 965 of the Internal Revenue Code. The Act imposes a tax on these earnings at either a 15.5 percent rate or an 8.0 percent rate. The higher rate applies to the extent the Company's foreign subsidiaries have cash and cash equivalents at certain measurement dates, whereas the lower rate applies to any earnings that are in excess of the cash and cash equivalents balance. After accounting for foreign tax credits related to the deemed repatriated earnings, the Company estimates the tax liability to be approximately $69 million and has recorded $24 million of tax expense. Before the purchase price allocation was finalized in the second quarter of 2018, the Company determined that $250 million of certain B/E Aerospace unremitted earnings previously deemed to be permanently reinvested are now available to be repatriated. In connection with this determination, the Company reclassified $35 million of its deferred tax liability to its income tax payable. Additionally, as a result of Section 965, the Company reversed $10 million of an uncertain tax liability. The Company’s accounting for the tax on unremitted foreign earnings is incomplete due to the complexity of determining the various components of the calculation. Some of the information necessary to determine the amount of the tax includes the analysis of current year earnings and of the cash equivalents of its foreign subsidiaries.

Income tax expense from continuing operations was calculated based on the following components of income before income taxes:

(in millions)	2018	2017	2016
U.S. income	$723	$688	$824
Non-U.S. income	389	243	111
Total	$1,112	$931	$935

The components of income tax expense from continuing operations are as follows:

(in millions)	2018	2017	2016
Current:
U.S. federal	$(16)	$97	$120
Non-U.S.	105	68	29
U.S. state and local	4	18	11
Total current	93	183	160
Deferred:
U.S. federal	(9)	48	47
Non-U.S.	(16)	(5)	—
U.S. state and local	12	—	1
Total deferred	(13)	43	48
Income tax expense	$80	$226	$208

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective income tax rate from continuing operations differed from the U.S. statutory tax rate as detailed below:

	2018	2017	2016
Statutory tax rate	24.6%	35.0%	35.0%
Impact of International Operations	(0.7)	(4.4)	(0.6)
State and local income taxes	0.7	1.6	1.1
Research and development credit	(5.6)	(5.0)	(6.4)
Domestic manufacturing deduction	(0.6)	(2.1)	(2.0)
U.S. Tax Reform	(10.9)	—	—
Non-deductible goodwill	1.3	—	—
Tax settlements	(0.7)	(0.1)	—
Stock compensation - excess tax benefits	(1.8)	(1.3)	(0.4)
Change in valuation allowance	(0.1)	0.1	(4.5)
Other	1.0	0.5	—
Effective income tax rate	7.2%	24.3%	22.2%

The Company's operations in the Philippines have been granted various tax incentives that will begin to expire in 2019. The tax holiday allows for tax-free operations through various dates based on product lines, followed by a reduced income tax rate of 5 percent. Net income for 2018 increased $21 million ($0.13 per share) as a result of the tax holiday.

Net long-term deferred income tax benefits (liabilities) consist of the tax effects of temporary differences related to the following:

	September 30
(in millions)	2018	2017
Inventory	$(176)	$(276)
Product warranty costs	28	45
Customer incentives	31	66
Contract reserves	17	49
Retirement benefits	116	400
Intangibles	(352)	(602)
Capital lease liability	11	19
Property	(138)	(196)
Stock-based compensation	20	37
Deferred compensation	17	27
Compensation and benefits	17	38
Research and development credit carryforward	54	25
Valuation allowance	(22)	(23)
Other	47	81
Deferred income taxes, net	$(330)	$(310)

Management believes it is more likely than not that the deferred tax assets, except for certain net operating loss carryforwards and tax credit carryforwards, will be realized through the reduction of future taxable income. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) the historical operating results of the Company ($2.219 billion of U.S. taxable income over the past three years), (b) expectations of future earnings and (c) our ability to implement tax planning strategies.

As of September 30, 2018, the Company had state net operating loss carryforwards of $34 million which begin expiring in 2019, state tax credit carryforwards of $55 million which begin expiring in 2022, a foreign tax credit carryforward of $27 million which will begin to expire in 2027 and federal R&D credit carryforward of $17 million which will begin to expire in 2027.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the valuation allowance for deferred tax assets are summarized as follows:

	September 30
(in millions)	2018	2017	2016
Balance at beginning of year	$23	$—	$42
Charged to costs and expenses	—	1	—
B/E Aerospace acquisition	—	22	—
Deductions(1)	(1)	—	(42)
Balance at September 30	$22	$23	$—
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

The Company has recorded a $14 million liability as of September 30, 2018 for U.S. federal or state income taxes, or additional non-U.S. income taxes related to approximately $250 million of undistributed earnings of non-U.S. subsidiaries which are available to be distributed to the United States. No provision has been made as of September 30, 2018 for U.S. federal or state income taxes, or additional non-U.S. income taxes related to approximately $1.058 billion of undistributed earnings of non-U.S. subsidiaries which have been or are intended to be permanently reinvested. Because of the complexities and uncertainties associated with the Act, it is not practicable to estimate the amount of tax that might be payable on the undistributed earnings.

The Company had net income tax payments of $28 million, $230 million and $130 million in 2018, 2017 and 2016, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	September 30
(in millions)	2018	2017	2016
Beginning balance	$201	$45	$39
Additions for tax positions related to the current year	24	73	11
Additions for tax positions of prior years	16	1	7
Additions for tax positions related to acquisitions	1	86	—
Reductions for tax positions of prior years	(24)	(1)	(10)
Reductions for tax positions related to settlements with taxing authorities	(4)	(3)	(2)
Ending balance	$214	$201	$45

The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $200 million, $169 million and $20 million as of September 30, 2018, 2017 and 2016, respectively. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of $0 to $44 million based on the outcome of tax examinations or as a result of the expiration of various statutes of limitations.

The Company includes income tax-related interest and penalties in income tax expense. The total amount of interest and penalties recognized within Other Liabilities in the Consolidated Statement of Financial Position were $9 million and $8 million as of September 30, 2018 and 2017, respectively. The total amount of interest and penalties recorded as an expense or (income) within Income tax expense in the Consolidated Statement of Operations was not significant for the years ended September 30, 2018, 2017 and 2016.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Assets and liabilities
The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and 2017 are as follows:

		September 30, 2018	September 30, 2017
(in millions)	Fair Value Hierarchy	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Deferred compensation plan investments	Level 1	$70	$63
Deferred compensation plan investments	Level 2	27	24
Interest rate swap assets	Level 2	1	14
Interest rate swap liabilities	Level 2	(3)	—
Foreign currency forward exchange contract assets	Level 2	—	8
Foreign currency forward exchange contract liabilities	Level 2	—	(7)
Acquisition-related contingent consideration	Level 3	(14)	(17)

There were no transfers between Levels of the fair value hierarchy during 2018 or 2017.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets related to certain divestitures to reflect the contracted sales price. See Note 3 for further discussion of the fair value of assets and liabilities associated with acquisitions. See Note 4 for further discussion of the fair value of assets and liabilities associated with held for sale businesses.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2018, there has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.

As of September 30, 2018, contingent consideration represents the estimated fair value of post-closing consideration owed to the sellers associated with the International Communications Group (ICG) acquisition, which occurred on August 6, 2015. The final contingent consideration payment owed to the sellers associated with the Pulse.aero acquisition, which occurred on December 20, 2016, was made during the year ended September 30, 2018. The contingent consideration is categorized as Level 3 in the fair value hierarchy and the fair value is determined using a probability-weighted approach. The liabilities recorded were derived from the estimated probability that certain contingent payment milestones will be met in accordance with the terms of the purchase agreements.

The change in fair value of the Level 3 contingent consideration related to the ICG and Pulse.aero acquisitions is as follows:

(in millions)	Fair Value (Liability)
Balance at September 30, 2017	$(17)
Payment of contingent consideration (see Note 3)	3
Balance at September 30, 2018	$(14)

Financial Instruments
The carrying amounts and fair values of the Company's financial instruments are as follows:

	Asset (Liability)
	September 30, 2018		September 30, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$738	$738	$703	$703
Short-term debt	(2,248)	(2,252)	(479)	(479)
Long-term debt	(5,683)	(5,560)	(6,662)	(6,898)

The fair value of cash and cash equivalents and the commercial paper portion of short-term debt approximates their carrying value due to the short-term nature of the instruments. These items are within Level 1 of the fair value hierarchy. Fair value information for the current portion of long-term debt and all long-term debt is within Level 2 of the fair value hierarchy. The fair value of these financial instruments is based on current market interest rates and estimates of current market conditions for instruments with similar terms, maturities and degree of risk. The carrying amount and fair value of short-term and long-term debt excludes the interest rate swaps fair value adjustment. These fair value estimates do not necessarily reflect the amounts the Company would realize in a current market exchange.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2014, the Company entered into three interest rate swap contracts (the 2023 Swaps) which expire on December 15, 2023 and effectively converted $200 million of the 2023 Notes to floating rate debt based on one-month LIBOR plus 0.94 percent.

The Company designated the 2019 and 2023 Swaps (the Swaps) as fair value hedges. The Swaps are recorded within Other Assets at a fair value of $1 million and Other Liabilities at a fair value of $3 million, offset by a fair value adjustment to Long-term Debt (Note 9) of $(2) million at September 30, 2018. At September 30, 2017, the Swaps were recorded within Other Assets at a fair value of $14 million, offset by a fair value adjustment to Long-term Debt (Note 9) of $14 million. Cash payments or receipts between the Company and the counterparties to the Swaps are recorded as an adjustment to interest expense.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties and intercompany transactions. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of September 30, 2018 and September 30, 2017, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $0 million and $1.312 billion, respectively. The decrease in the notional amount of outstanding foreign currency contracts is primarily due to the maturation of certain foreign currency contracts entered into to offset remeasurement of certain intercompany loans that matured in the current fiscal year. The 2017 notional values consist primarily of contracts for the British pound sterling and European euro, and are stated in U.S. dollar equivalents at spot exchange rates at September 30, 2017.

Fair Value of Derivative Instruments
Fair values of derivative instruments in the Consolidated Statement of Financial Position as of September 30, 2018 and 2017 are as follows:

		Asset Derivatives
(in millions)	Classification	September 30, 2018	September 30, 2017
Foreign currency forward exchange contracts	Other current assets	$—	$8
Interest rate swaps	Other assets	1	14
Total		$1	$22

		Liability Derivatives
(in millions)	Classification	September 30, 2018	September 30, 2017
Foreign currency forward exchange contracts	Other current liabilities	$—	$7
Interest rate swaps	Other liabilities	3	—
Total		$3	$7

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. As of September 30, 2018, there were no undesignated foreign currency forward exchange contracts classified within Other current assets or Other current liabilities.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of derivative instruments on the Consolidated Statement of Operations for the fiscal years ended September 30, 2018 and 2017 is as follows:

		Amount of Gain (Loss)
(in millions)	Location of Gain (Loss)	September 30, 2018	September 30, 2017
Derivatives Designated as Hedging Instruments:
Fair Value Hedges
Interest rate swaps	Interest expense	$4	$8
Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion, before deferred tax impact)	AOCL	(2)	1
Amount of (loss) reclassified from AOCL into income	Cost of sales	(1)	(2)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange contracts	Cost of sales	(16)	(1)
Foreign currency forward exchange contracts	Transaction and integration costs	(6)	—

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the fiscal year ended September 30, 2018. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the fiscal year ended September 30, 2018.

The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of September 30, 2018. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

The Company has no AOCL gains from cash flow hedges to reclassify into earnings over the next 12 months.

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

	September 30
(in millions)	2018	2017	2016
Balance at beginning of year	$186	$87	$89
Warranty costs incurred	(87)	(61)	(42)
Product warranty accrual	106	59	46
Changes in estimates for prior years	(9)	(16)	(6)
Reclassification of business to held for sale (see Note 4)	(2)	—	—
Increase from acquisitions	—	117	—
Balance at September 30	$194	$186	$87

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of credit
The Company has contingent commitments in the form of letters of credit. Outstanding letters of credit are issued by banks on the Company’s behalf to support certain contractual obligations to its customers. If the Company fails to meet these contractual obligations, these letters of credit may become liabilities of the Company. Total outstanding letters of credit at September 30, 2018 were $364 million. These commitments are not reflected as liabilities on the Company’s Consolidated Statement of Financial Position.

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

17.	Contractual Obligations and Other Commitments

The following table reflects certain of the Company's non-cancelable contractual commitments as of September 30, 2018:

	Payments Due By Period
(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Non-cancelable operating leases	$89	$75	$59	$49	$38	$196	$506
Purchase contracts	35	33	25	15	5	20	133
Long-term debt	750	331	—	1,350	—	4,050	6,481
Interest on long-term debt	231	200	192	173	153	1,600	2,549
Total	$1,105	$639	$276	$1,587	$196	$5,866	$9,669

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-cancelable Operating Leases
The Company leases certain office and manufacturing facilities as well as certain machinery and equipment under various lease contracts with terms that meet the accounting definition of operating leases. Some leases include renewal options, which permit extensions of the expiration dates at rates approximating fair market rental rates. Rent expense for the years ended September 30, 2018, 2017 and 2016 was $94 million, $84 million and $77 million, respectively. The Company's commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on the Consolidated Statement of Financial Position.

Purchase Contracts
The Company may enter into purchase contracts with suppliers under which there is a commitment to buy a minimum amount of products or pay a specified amount. These commitments are not reflected as a liability on the Company's Consolidated Statement of Financial Position. Amounts purchased under these agreements for the years ended September 30, 2018, 2017 and 2016 were $38 million, $41 million and $57 million, respectively.

Interest on Long-term Debt
Interest payments under long-term debt obligations exclude the potential effects of the related interest rate swap contracts.

18.	Environmental Matters

The Company is subject to federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment that have had and will continue to have an impact on the Company’s manufacturing operations. These environmental protection regulations may require the investigation and remediation of environmental impairments at current and previously owned or leased properties. In addition, lawsuits, claims and proceedings have been asserted on occasion against the Company alleging violations of environmental protection regulations, or seeking remediation of alleged environmental impairments, principally at previously owned or leased properties. As of September 30, 2018, the Company is involved in the investigation or remediation of ten sites under these regulations or pursuant to lawsuits asserted by third parties. Management estimates that the total reasonably possible future costs the Company could incur for nine of these sites is not significant. Management estimates that the total reasonably possible future costs the Company could incur from one of these sites to be approximately $12 million. The Company has recorded environmental reserves for this site of $6 million as of September 30, 2018, which represents management’s best estimate of the probable future cost for this site.

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

Related to the acquisition and post-closing compliance review of B/E Aerospace, as previously disclosed, the Company identified and is investigating the circumstances surrounding an employee's submission of certain expense reports for customer entertainment and gifts that preceded the acquisition and do not appear to have complied with applicable company policy. In March 2018, the Company voluntarily notified the Department of Justice (DOJ) and SEC Division of Enforcement of its investigation. The Company's investigation into this and other customer related expenditures is ongoing, and the outcome or the consequences thereof cannot be predicted at this time.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2018, the Company employs approximately 3,100 employees under eight collective bargaining agreements. Five of the collective bargaining agreements, representing approximately 2,200 employees were negotiated in 2018. These new agreements have terms varying between 3 and 5 years.

20.	Restructuring and Impairment Charges and Settlement of a Contract Matter

During the year ended September 30, 2018 the Company recorded corporate charges of $39 million as follows:

(in millions)	Cost of Sales	Other Income, Net	Total
Settlement of a contract matter	$25	$—	$25
Asset impairment charges	—	9	9
Employee separation costs	5	—	5
Total	$30	$9	$39

The $25 million charge for the settlement of a contract matter was triggered by the anticipated divestiture of the ElectroMechanical Systems business and included impairment of $7 million and $4 million of Commercial Systems Pre-production engineering costs and Property, net, respectively (see Note 4). Asset impairment charges were due to the planned sale of SMR Technologies (see Note 4). The employee separation costs primarily resulted from the Company's decision to close a facility. At September 30, 2018, the $5 million employee separation costs were unpaid and included in Compensation and benefits on the Consolidated Statement of Financial Position.

There were no corporate restructuring or asset impairment charges recorded during the year ended September 30, 2017. During the first quarter of 2016, the Company recorded corporate restructuring and asset impairment charges of $45 million as follows:

(in millions)	Cost of Sales	Selling, General and Administrative Expenses	Total
Employee separation costs	$31	$8	$39
Asset impairment charges	2	4	6
Total	$33	$12	$45

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

Rockwell Collins designs, produces and supports cabin interior, communications and aviation systems and products for commercial and military customers and provides information management services through voice and data communication networks and solutions worldwide. The Company currently has four operating segments consisting of the Interior Systems, Commercial Systems, Government Systems and Information Management Services (IMS) businesses. In October 2018, the Company announced that IMS will become part of the Commercial Systems segment. This reorganization will enable the Company to further capitalize on customers' increasing need for aviation connectivity solutions. This change will require the Company to revise its segment reporting beginning in the first quarter of fiscal 2019 to report the IMS business within the Commercial Systems segment.

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

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Government Systems provides communication and navigation products and avionics to the U.S. Department of Defense, state and local governments, other government agencies, civil agencies, defense contractors and foreign ministries of defense around the world.

Information Management Services enables mission-critical data and voice communications throughout the world to customers using high-performance, high-quality and high-assurance proprietary radio and terrestrial networks, enhancing customer efficiency, safety and connectivity.

Direct and indirect sales to the U.S. Government were 23 percent, 25 percent and 33 percent of total sales for the years ended September 30, 2018, 2017 and 2016, respectively. Sales to The Boeing Company represented 16 percent and 15 percent of total sales for the years ended September 30, 2018 and 2017, respectively.

The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings. The Company's definition of segment operating earnings excludes income taxes, stock-based compensation, unallocated general corporate expenses, interest expense, transaction and integration costs, restructuring and impairment charges and other special items as identified by management from time to time. Intersegment sales are not material and have been eliminated. The accounting policies used in preparing the segment information are consistent with the policies described in Note 2.

The sales and earnings of continuing operations of the Company's operating segments are summarized as follows:

(in millions)	2018	2017	2016
Sales:
Interior Systems	$2,709	$1,302	$—
Commercial Systems	2,580	2,418	2,395
Government Systems	2,631	2,384	2,206
Information Management Services	745	718	658
Total sales	$8,665	$6,822	$5,259

Segment operating earnings:
Interior Systems	$406	$168	$—
Commercial Systems	557	519	531
Government Systems	515	502	477
Information Management Services	138	137	107
Total segment operating earnings	1,616	1,326	1,115

Interest expense(1)	(262)	(187)	(64)
Stock-based compensation	(35)	(31)	(27)
General corporate, net	(56)	(57)	(44)
Restructuring and impairment charges and settlement of a contract matter (see Note 20)	(39)	—	(45)
Transaction and integration costs(1)	(112)	(120)	—
Income from continuing operations before income taxes	1,112	931	935
Income tax expense	(80)	(226)	(208)
Income from continuing operations	$1,032	$705	$727
(1) During the year ended September 30, 2018, the Company incurred $78 million of transaction and integration costs related to the B/E Aerospace acquisition and $34 million of transaction costs related to the proposed acquisition of Rockwell Collins by UTC. During the year ended September 30, 2017, the Company incurred $96 million of transaction and integration costs related to the B/E Aerospace acquisition and $24 million of transaction costs related to the proposed acquisition of Rockwell Collins by UTC. During this period, the Company also incurred $29 million of bridge facility fees related to the B/E Aerospace acquisition, which are included in Interest expense. Therefore, total transaction, integration and financing costs during this period were $149 million.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the identifiable assets and investments in equity affiliates at September 30, 2018, 2017 and 2016, as well as the provision for depreciation and amortization, the amount of capital expenditures for property and earnings from equity affiliates for each of the three years ended September 30, for each of the operating segments and Corporate:

(in millions)	2018	2017	2016
Identifiable assets:
Interior Systems	$9,534	$9,896	$—
Commercial Systems	3,817	3,124	3,050
Government Systems	2,802	2,156	2,052
Information Management Services	1,854	1,917	1,906
Corporate	1,019	904	691
Total identifiable assets	$19,026	$17,997	$7,699
Investments in equity affiliates:
Interior Systems	$—	$—	$—
Commercial Systems	—	1	4
Government Systems	5	6	6
Information Management Services	—	—	—
Total investments in equity affiliates	$5	$7	$10
Depreciation and amortization:
Interior Systems	$129	$129	$—
Commercial Systems	160	132	125
Government Systems	93	80	74
Information Management Services	67	58	54
Total depreciation and amortization	$449	$399	$253
Capital expenditures for property:
Interior Systems	$79	$41	$—
Commercial Systems	61	72	74
Government Systems	67	70	69
Information Management Services	50	57	50
Total capital expenditures for property	$257	$240	$193
Earnings (loss) from equity affiliates:
Interior Systems	$—	$—	$—
Commercial Systems	(1)	(2)	(3)
Government Systems	—	—	2
Information Management Services	—	—	—
Total (loss) from equity affiliates	$(1)	$(2)	$(1)

The Company's operating segments share many common resources, infrastructures and assets in the normal course of business. Certain assets have been allocated between the operating segments primarily based on occupancy or usage, principally property, plant and equipment. Identifiable assets at Corporate consist principally of cash, tax assets and deferred compensation plan investments for all years presented.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes sales by product category for the years ended September 30, 2018, 2017 and 2016:

(in millions)	2018	2017	2016
Interior Systems sales categories:
Interior products and services	$1,472	$717	$—
Aircraft seating	1,237	585	—
Interior Systems sales	2,709	1,302	—

Commercial Systems sales categories:
Air transport aviation electronics	1,573	1,470	1,430
Business and regional aviation electronics	1,007	948	965
Commercial Systems sales	2,580	2,418	2,395

Government Systems sales categories:
Avionics	1,503	1,472	1,483
Communication and navigation	1,128	912	723
Government Systems sales	2,631	2,384	2,206

Information Management Services sales	745	718	658

Total sales	$8,665	$6,822	$5,259

The Interior Systems interior products and services and aircraft seating sales categories are delineated based on the nature of underlying products. The Commercial Systems air transport and business and regional aviation electronics sales categories are delineated based on the difference in underlying customer base, size of aircraft and markets served. For the years ended September 30, 2018, 2017 and 2016, sales for air transport aviation electronics include revenue from wide-body in-flight entertainment products and services of $15 million, $19 million and $38 million, respectively. The Government Systems avionics and communication and navigation sales categories are delineated based upon underlying product technologies.

The following table reflects sales for the years ended September 30, 2018, 2017 and 2016 by location of the Company's customers and property at September 30, 2018, 2017 and 2016 by geographic region:

	Sales			Property
(in millions)	2018	2017	2016	2018	2017	2016
U.S.(1)	$4,666	$3,873	$3,292	$1,131	$1,134	$921
Europe / Africa / Middle East	2,315	1,607	937	153	152	86
Asia-Pacific	1,064	787	545	129	94	17
Americas, excluding U.S.	620	555	485	16	18	11
Non U.S.	3,999	2,949	1,967	298	264	114
Total	$8,665	$6,822	$5,259	$1,429	$1,398	$1,035
(1) For the years ended September 30, 2018, 2017 and 2016, U.S. sales include revenue from foreign military sales of $163 million, $139 million and $171 million, respectively.

Sales are attributable to geographic region based on the location of the Company's customers.

ROCKWELL COLLINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended September 30, 2018 and 2017 is summarized as follows:

	2018 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	Total
Sales	$2,011	$2,180	$2,208	$2,266	$8,665
Gross profit (total sales less product and service cost of sales)	548	582	583	570	2,283
Net income	280	237	275	240	1,032

Earnings per share:
Basic earnings per share	$1.71	$1.44	$1.67	$1.46	$6.29
Diluted earnings per share	$1.69	$1.43	$1.66	$1.44	$6.22

Net income includes $17 million, $24 million, $23 million and $14 million of pre-tax transaction and integration costs associated with the B/E Aerospace acquisition for the first, second, third and fourth quarters of 2018, respectively. In addition, Net income includes $10 million, $11 million, $6 million and $7 million of pre-tax transaction and integration costs associated with the pending acquisition of the Company by UTC for the first, second, third and fourth quarters of 2018, respectively. Net income includes $62 million, $(18) million, $70 million and $16 million of discrete tax benefit/(expense) associated with enactment of the Tax Cuts and Jobs Act.

	2017 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	Total
Sales	$1,193	$1,342	$2,094	$2,193	$6,822
Gross profit (total sales less product and service cost of sales)	377	412	570	595	1,954
Net income	145	168	179	213	705

Earnings per share:
Basic earnings per share	$1.11	$1.28	$1.13	$1.31	$4.85
Diluted earnings per share	$1.10	$1.27	$1.12	$1.29	$4.79

Net income includes $14 million, $13 million, $82 million and $16 million of pre-tax transaction, integration and financing costs associated with the B/E Aerospace acquisition for the first, second, third and fourth quarters of 2017, respectively. In addition, Net income in the fourth quarter of 2017 includes $24 million of pre-tax transaction costs associated with the pending acquisition of the Company by UTC.

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's per share amount may not equal the total per share amount for the respective year.

23.	Subsequent Events

On November 1, 2018, the Board of Directors declared a quarterly cash dividend of $0.33 per share on its common stock, payable December 10, 2018, to shareholders of record at the close of business on November 16, 2018.

On November 23, 2018, UTC announced that the final regulatory approval required to close its acquisition of Rockwell Collins had been received and that the acquisition was expected to close within three business days.

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

Evaluation of Internal Control Over Financial Reporting

Management's report on internal control over financial reporting as of September 30, 2018 is included within Item 8 of this Annual Report on Form 10-K. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and Board of Directors of Rockwell Collins, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Rockwell Collins, Inc. and subsidiaries (the "Company") as of September 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 28, 2018, of the Company and our report dated November 26, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP

Chicago, Illinois
November 26, 2018

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors, Audit Committee Report and Section 16(a) Beneficial Ownership Reporting Compliance in the 2019 Proxy Statement. See also the information with respect to executive officers of the Company under Item 4A of Part I.

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

See the information under the captions Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Summary Compensation Table, Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal Year End, Option Exercises and Stock Vested, Pension Benefits, Non-Qualified Deferred Compensation and Potential Payments Upon Termination of Change of Control in the 2019 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions Voting Securities and Equity Ownership of Certain Beneficial Owners and Management in the 2019 Proxy Statement.

Equity Compensation Plan Information

The following table gives information as of September 30, 2018 about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights		(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved By Security Holders(1)	3,834,234	(2)(5)	$76.83	5,198,335	(3)(4)
Equity Compensation Plans Not Approved By Security Holders	0		0	0
Total	3,834,234		$76.83	5,198,335
(1) Consists of the 2015 Long Term Incentives Plan.
(2) Includes 785,538 performance shares, which is the maximum number of shares that can be issued in the future if maximum performance is achieved under performance agreements granted in November 2016 and 2017. Of these performance shares, 159,097 will be issued in November 2018 based on performance shares granted in November 2015. Also includes 633,249 restricted stock units (RSUs). Such performance shares and RSUs are not included in the weighted average price calculation.
(3) Excludes 2,400,772 shares available under our ESPP. Further purchases under the ESPP were suspended on September 29, 2017 pursuant to the UTC Merger Agreement. If the UTC Merger is completed, the ESPP will be terminated.
(4) Of the 5,198,335 shares available for future grant under the 2015 Long-Term Incentives Plan, each share issued pursuant to an award of restricted stock, restricted stock units, performance shares and performance units counts as 3.55 shares against this limit in accordance with the terms of the plan.
(5) Concurrent with the B/E Aerospace acquisition that occurred in April 2017, Rockwell Collins assumed the B/E Aerospace restricted stock units granted under the B/E Aerospace 2005 Long-Term Incentive Plan. There will be 111,198 Rockwell Collins shares that will be issued when the B/E Aerospace restricted stock units are vested. Rockwell Collins did not assume the B/E Aerospace 2005 Long-Term Incentive Plan and no further awards will be made under this plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the caption Governance: Board of Directors and Committees and Certain Transactions and Other Relationships in the 2019 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

See the information under the caption Proposal to Approve the Selection of Independent Registered Public Accounting Firm in the 2019 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)		Financial Statements, Financial Statement Schedules and Exhibits.
	(1)	Financial Statements
The financial statements are included under Item 8 of this Annual Report on Form 10-K:
Consolidated Statement of Financial Position, as of September 30, 2018 and 2017
Consolidated Statement of Operations, years ended September 30, 2018, 2017 and 2016
Consolidated Statement of Comprehensive Income, years ended September 30, 2018, 2017 and 2016
Consolidated Statement of Cash Flows, years ended September 30, 2018, 2017 and 2016
Consolidated Statement of Equity, years ended September 30, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
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

*10-a-11
Form of Performance Share Agreement under the Company’s 2015 Long-Term Incentives Plan, filed as Exhibit 10-a-1 to the Company’s Form 10-Q for the quarter ended December 31, 2017, is incorporated herein by reference.

*10-a-12
Form of Restricted Stock Unit Agreement under the Company’s 2015 Long-Term Incentives Plan, filed as Exhibit 10-a-2 to the Company’s Form 10-Q for the quarter ended December 31, 2017, is incorporated herein by reference.

*10-a-13
Form of Restricted Stock Unit Award for Non-Employee Directors under the Company’s 2015 Long-Term Incentives Plan, filed as Exhibit 10-a-13 to the Company’s Form 10-K for the year ended September 30, 2015, is incorporated herein by reference.

*10-a-14
Restricted Stock Unit Agreement for Werner Lieberherr dated November 15, 2016, filed as Exhibit 10-a-1 to the Company’s Form 10-Q for the quarter ended June 30, 2017, is incorporated herein by reference.

*10-a-15
Restricted Stock Unit Cash Replacement Letter for Werner Lieberherr dated April 17, 2017, filed as Exhibit 10-a-2 to the Company’s Form 10-Q for the quarter ended June 30, 2017, is incorporated herein by reference.

*10-b-1
The Company's Directors Stock Plan, adopted by the Company's Board of Directors on June 1, 2001 and approved by the Company's shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 001-16445) (the "Form 10"), is incorporated herein by reference.

*10-b-2	Form of Restricted Stock Agreement under the Company's Directors Stock Plan, filed as Exhibit 10-b-3 to the Company's Form 10-K for year ended September 30, 2001, is incorporated herein by reference.
*10-c-1	Compensation Recovery Policy acknowledgment and agreement filed as Exhibit 10-c-1 to the Company's Form 10-Q for the quarter ended December 31, 2012, is incorporated herein by reference.

*10-d-1	The Company's Incentive Compensation Plan, as amended, filed as Exhibit 10-a-1 to the Company's Form 10-Q for the quarter ended December 31, 2015, is incorporated herein by reference.
*10-e-1	Employment Agreement for Werner Lieberherr dated as of October 21, 2016, filed as Exhibit 10-e-1 to the Company’s Form 10-Q for the quarter ended June 30, 2017, is incorporated herein by reference.
*10-e-2
Death Benefit Agreement dated November 30, 2012, between B/E Aerospace, Inc. and Werner Lieberherr, filed as Exhibit 10-e-2 to the Company’s Form 10-Q for the quarter ended June 30, 2017, is incorporated herein by reference.

*10-f-1	The Company's Deferred Compensation Plan, as amended, filed as Exhibit 10-f-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-f-2	Amendment No. 1 to the Company’s Deferred Compensation Plan, as amended.
*10-f-3	The Company's 2005 Deferred Compensation Plan, as amended and restated, filed as Exhibit 10-f-1 to the Company's Form 10-Q for quarter ended March 31, 2014, is incorporated herein by reference.
*10-f-4
The Company’s 2005 Deferred Compensation Plan, as amended and restated as of June 27, 2017, filed as Exhibit 10-f-1 to the Company’s Form 10-Q for quarter ended June 30, 2017, is incorporated herein by reference.

*10-f-5	Amendment No. 1 to the Company’s 2005 Deferred Compensation Plan filed as Exhibit 10-f-1 to the Company’s Form 10-Q for the quarter ended December 31, 2017, is incorporated herein by reference.
*10-f-6	Amendment No. 2 to Company’s 2005 Deferred Compensation Plan, as amended.
*10-g-1	The Company's Non-Qualified Savings Plan, as amended, filed as Exhibit 10-g-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-g-2	Amendment No.1 to the Company’s Non-Qualified Savings Plan.
*10-g-3	The Company's 2005 Non-Qualified Retirement Savings Plan, as amended, filed as Exhibit 10-g-3 to the Company's Form 10-Q for quarter ended December 31, 2010, is incorporated herein by reference.
*10-g-4
Amendment No. 1 to the Company's 2005 Non-Qualified Retirement Savings Plan as amended, filed as Exhibit 10-h-2 to the Company's Form 10-Q for the quarter ended December 31, 2015, is incorporated herein by reference.

*10-g-5
Amendment No. 2 to the Company's 2005 Non-Qualified Retirement Savings Plan as amended, filed as Exhibit 10-g-1 to the Company's Form 10-Q for the quarter ended December 31, 2017, is incorporated herein by reference.

*10-g-6	The Company’s 2005 Non-Qualified Retirement Savings Plan, as amended and restated as of July 17, 2018.
*10-h-1	The Company's 2005 Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-1 to the Company's Form 10-Q for quarter ended June 30, 2012, is incorporated herein by reference.
*10-h-2
Amendment No. 1 to the Company's 2005 Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-1 to the Company's Form 10-Q for the quarter ended December 31, 2015, incorporated herein by reference.

*10-h-3	Amendment No.2 to the Company’s 2005 Non-Qualified Pension Plan, as amended.
*10-h-4	The Company's Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-3 to the Company's Form 10-K for the year ended September 30, 2008, is incorporated herein by reference.
*10-h-5	Amendment No. 1 to the Company’s Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-1 to the Company’s Form 10-Q for the quarter ended March 31, 2017, is incorporated herein by reference.
*10-h-6	Amendment No.2 to the Company’s Non-Qualified Pension Plan, as amended.
*10-i-1	The Company's Master Trust, as amended, filed as Exhibit 10-i-2 to the Company's Form 10-K for year ended September 30, 2007, is incorporated herein by reference.
*10-i-2	Amendment No. 1 to the Company’s Master Trust, as amended.
*10-j-1
Short-term Relocation Benefit to the Company’s CEO, CFO and two other executive officers, filed as Exhibit 10-e-1 to the Company’s Form 10-Q for the quarter ended March 31, 2018, is incorporated herein by reference.

*10-j-2	Description of the Extension to the Short-Term Relocation Benefit for the Company’s CEO, CFO and two other executive officers.
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

*10-n-2
Schedule identifying executives of the Company who are party to a Change of Control Agreement, filed as Exhibit 10-n-2 to the Company’s Form 10-K for the year ended September 30, 2017, is incorporated herein by reference.

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
Robert J. Perna Senior Vice President, General Counsel and Secretary

Dated: November 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of November 2018 by the following persons on behalf of the registrant and in the capacities indicated.

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