Form 10-K/A
period 2018-09-30
ROCKWELL COLLINS INC
filed 2018-11-27
CIK 1137411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      To

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant on March 30, 2018 was approximately $22.1 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

164,629,890 shares of the registrant’s Common Stock were outstanding on October 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On November 26, 2018, United Technologies Corporation, a Delaware corporation (“UTC”), completed the acquisition of Rockwell Collins, Inc., a Delaware corporation (the “Company” or “Rockwell Collins”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 4, 2017, among UTC, Riveter Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of UTC, and Rockwell Collins, through the merger of Merger Sub with and into Rockwell Collins, with Rockwell Collins surviving as a wholly owned subsidiary of UTC (the “Merger”).

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which was filed with the Securities and Exchange Commission on November 26, 2018 (the “Original Filing”).

This Amendment is being filed solely for the purpose of providing the information required in Part III of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 because, in light of the consummation of the Merger, a definitive proxy statement containing such information will not be filed within 120 days after the end of such fiscal year. The reference on the cover page of the Original Filing to the incorporation by reference to portions of the Company’s definitive proxy statement into Part III of the report is hereby deleted. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Filing is being amended and restated solely to include as exhibits new certifications by the Company’s principal executive officer and principal financial officer.

As disclosed in the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on November 26, 2018, as a result of the Merger, changes were made to the Company certificate of incorporation, bylaws, board of directors and officers. In addition, upon consummation of the Merger, as a wholly-owned subsidiary of UTC, the Company became subject to UTC’s policies and procedures. All information contained in this Amendment, including, without limitation, with respect to the board of directors of the Company (including committees thereof), the officers of the Company and the Company’s governing documents and policies and procedures, is presented without giving effect to the consummation of the Merger.

Except as described above, this Amendment does not reflect events occurring after the date of the Original Filing and does not modify or update disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s other filings with the SEC. The Company’s internet website and the information contained therein or connected thereto are not incorporated into this Amendment or the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS

Our Restated Certificate of Incorporation provides that the Board of Directors shall generally consist of three classes of directors with overlapping three-year terms. One class of directors is to be elected each year with terms extending to the third succeeding Annual Meeting after election. The Restated Certificate of Incorporation provides that the Board of Directors shall maintain the three classes so as to be as nearly equal in number as the then total number of directors permits.

Class III Directors with Terms Expiring in 2019

John A. Edwardson, age 69, has served as a Director since 2012. Mr. Edwardson is the Chairman of the Corporate Strategy and Finance Committee and is a member of the Compensation Committee and the Executive Committee. Mr. Edwardson was Chairman of the Board of Directors of CDW Corporation (provider of technology solutions) from 2001 to December 2012 and from 2001 to 2011 he also served as CDW’s Chief Executive Officer. Prior to joining CDW, he served as Chairman and Chief Executive Officer of Burns International Services Corporation (security company) from 1999 to 2000 and as a Director (1994-1998), President (1994-1998) and Chief Operating Officer (1995-1998) of UAL Corporation and United Airlines (passenger airline). Prior to UAL Corporation and United Airlines, he served as Executive Vice President and Chief Financial Officer of Ameritech Corporation (telecommunications). He is currently on the Board of Directors of FedEx Corporation, Chubb Corporation (formerly Ace Limited), The University of Chicago and is a member of the board of other professional and civic organizations.

Experience, qualifications, attributes and skills:

•	Management, leadership and business acumen as past Chairman and Chief Executive Officer of CDW Corporation

•	Aerospace and international experiences

Andrew J. Policano, age 69, has served as a Director since 2006. Dr. Policano is the Chairman of the Board Nominating and Governance Committee and a member of the Audit Committee. Dr. Policano was the Dean of the Paul Merage School of Business from August 2004 through July 2013 and is currently Professor Emeritus, Dean’s Leadership Circle Endowed Chair, Economics/Public Policy. Prior thereto, he served on the faculty and as Dean at the School of Business, University of Wisconsin-Madison. Dr. Policano is a Trustee of Payden & Rygel (investment manager) and a former director of Badger Meter, Inc. (water meter manufacturer) and Physicians Insurance Company of Wisconsin. He is a member of the board of other professional and civic organizations.

Experience, qualifications, attributes and skills:

•	Experience in management and leadership as Dean of business schools

•	Significant business acumen and corporate governance knowledge

Jeffrey L. Turner, age 67, has served as a Director since 2011. Mr. Turner is a member of the Compensation Committee, the Corporate Strategy and Finance Committee and the Technology and Cybersecurity Committee. Mr. Turner was a director of Spirit AeroSystems Holdings, Inc. (commercial aerospace assemblies and components) from November 2006 to April 2014, and served as its President and Chief Executive Officer from June 2005 to April 2013; he also served as President and Chief Executive Officer of Spirit AeroSystems, Inc. Mr. Turner joined The Boeing Company (aerospace and defense) in 1973, and was appointed as Vice President/General Manager of Boeing, Wichita Division in November 1995. Prior to his appointment as Vice President/General Manager of Boeing Wichita Division, Mr. Turner held various management positions in systems development, quality, production, services and finance in Boeing Computer Services, Boeing Military Airplane Company and Boeing Commercial Airplane Company. Mr. Turner currently serves on the Board of Directors of INTRUST Financial Corporation and is a partner in the privately held Turner Nichols Williams Group and several private companies.

Experience, qualifications, attributes and skills:

•	Management, leadership and aerospace industry experience as past President and Chief Executive Officer of Spirit AeroSystems Holdings, Inc.

•	Operational, strategy and international experience

Class I Directors with Terms Expiring in 2020

Chris Davis, age 68, has served as a Director since 2002. Ms. Davis is the Chairman of the Audit Committee and a member of the Executive Committee and the Corporate Strategy and Finance Committee. She served as a General Partner with Forstmann Little & Co. (private equity firm) from October 2005 to July 2012 after having served them as a Special Limited Partner since August 2001. She served as Chairman of McLeodUSA Incorporated (telecommunications) from August 2005 to January 2006, Chairman and Chief Executive Officer of McLeodUSA from April 2002 to August 2005 and Chief Operating and Financial Officer of McLeodUSA from August 2001 to April 2002. She served as Executive Vice President, Chief Financial Officer of ONI Systems (telecommunications) from May 2000 to August 2001. She served as Executive Vice President, Chief Financial and Administrative Officer and director of Gulfstream Aerospace Corporation (business aircraft) from July 1993 to April 2000. She is a former member of the Board of Directors of Cytec Industries, Inc., Aviall, Inc., IMG Worldwide, 24 Hour Fitness, ENK International and Wolverine Tube, Inc.

Experience, qualifications, attributes and skills:

•

Management and leadership experience as past Chair, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of McLeodUSA, as well as Executive Vice President and Chief Financial Officer of Gulfstream

•	Financial and management oversight experience of portfolio investments at Forstmann Little and audit committee experience on various boards

General (Retired) Ralph E. Eberhart, age 71, has served as a Director since 2007. General Eberhart is the Chairman of the Compensation Committee and is a member of the Technology and Cybersecurity Committee. He has been President of the Armed Forces Benefit Association since 2005 and Chairman and President since February 2009. He served as Commander of the North American Aerospace Defense Command (NORAD) and U.S. Northern Command from October 2002 to January 2005. His active military career spanned 36 years. He is a member of the Board of Directors of VSE Corporation, Jacobs Engineering Group Inc. and Triumph Group, Inc., and he is a director of several private companies.

Experience, qualifications, attributes and skills:

•

Experience in leadership, operations and technology in the U.S. Defense Department from 36 years of experience in the U.S. Air Force and senior positions in the U.S. Military, including assignments as Commander of NORAD and U.S. Northern Command

•	Knowledge of financial services and life insurance industries as Chairman and President of the Armed Forces Benefit Association

Richard G. Hamermesh, age 70, has served as a Director since 2017. Dr. Hamermesh is a member of the Audit Committee. He was a director of B/E Aerospace, Inc. from July 1987 to April 2017. Dr. Hamermesh is a Senior Fellow at the Harvard Business School, where he was formerly the MBA Class of 1961 Professor of Management Practice from 2002 to 2015. From 1987 to 2001, he was a co-founder and a Managing Partner of The Center for Executive Development, an executive education and development consulting firm. From 1976 to 1987, Dr. Hamermesh was a member of the faculty of Harvard Business School. He is also an active investor and entrepreneur, having participated as a principal, director and investor in the founding and early stages of more than 15 organizations. Dr. Hamermesh is a member of the Board of Directors of KLX Energy Services Holdings, Inc. (serves oil and gas industry) and SmartCloud (industrial artificial intelligence). He is a former director of KLX Inc. and b.good.

Experience, qualifications, attributes and skills:

•	Experience in management and leadership as Harvard Business School Professor

•	Business and entrepreneurial acumen

David Lilley, age 71, has served as a Director since 2008. Mr. Lilley is a member of the Audit Committee, the Board Nominating and Governance Committee and the Corporate Strategy and Finance Committee. He served as Chairman of Cytec Industries (specialty chemicals and materials) from January 1999 to December 2008, Chief Executive Officer of Cytec Industries from May 1998 to December 2009, and Non-Executive Director of Cytec Industries from January 2009 through April 2009. He was President of Cytec Industries from January 1997 through June 2008. From 1994 until January 1997, he was a Vice President of American Home Products Corporation, responsible for its Global Medical Device business. Prior to that, he was a Vice President and a member of the Executive Committee of American Cyanamid Company (medical and agricultural products). Mr. Lilley is also a director of Public Service Enterprise Group Inc. and a former director of Arch Chemicals, Inc. and Andeavor (formerly known as Tesoro Corporation).

Experience, qualifications, attributes and skills:

•	U.S. and international management and leadership experience as past Chairman and CEO of Cytec Industries

•	Global business perspective, operational knowledge and financial experience

Class II Directors with Terms Expiring in 2021

Anthony J. Carbone, age 77, has served as a Director since 2001. Mr. Carbone is our Lead Independent Director and a member of the Executive Committee. He served as our Non-Executive Chairman from August 2014 to November 2015 and he served as our Lead Independent Director from November 2012 until August 2014. Mr. Carbone served as Vice Chairman of the Board of Directors of The Dow Chemical Company (chemical, plastic and agricultural products) from February 2000 to October 2005 and Senior Consultant of Dow from November 2000 to October 2005. He served as Executive Vice President of Dow from November 1996 to November 2000. He is a former member of the American Chemical Society and former Board Member and Chairman of the American Plastics Council and the Society of Plastics Industries. Mr. Carbone has served on the Advisory Council of the Heritage Foundation.

Experience, qualifications, attributes and skills:

•	Experience in management, leadership and manufacturing as an executive and Vice Chairman of The Dow Chemical Company

•	Experience with a variety of domestic and international business matters

Robert K. Ortberg, age 58, has served as a Director since 2013. Mr. Ortberg is our Chairman of the Board and is the Chairman of the Executive Committee. He has been our Chief Executive Officer since August 2013 and has served as our President since September 2012. He served as our Executive Vice President, Chief Operating Officer, Government Systems from February 2010 to September 2012 and as our Executive Vice President, Chief Operating Officer, Commercial Systems from October 2006 to February 2010. He served as a director of Bucyrus International, Inc., from July 2008 to July 2011 and joined the Board of Aptiv PLC (automotive technology and mobility) in September 2018. He serves on the Board of Governors for the Aerospace Industries Association, is a member of The Business Council and serves on the Board of Directors of FIRST® (For Inspiration and Recognition of Science and Technology) and the Hawkeye Council of the Boy Scouts of America. He also serves on the University of Iowa Engineering Advisory Board and on the Board of Trustees of the United Way of East Central Iowa.

Experience, qualifications, attributes and skills:

•	Leadership, management and aerospace and defense industry knowledge and experience as CEO and President of Rockwell Collins and through his previous Rockwell Collins positions

•	Strategic and business acumen, engineering and program management experience and operational execution

Cheryl L. Shavers, age 64, has served as a Director since 2002. Dr. Shavers is Chairman of the Technology and Cybersecurity Committee and a member of the Board Nominating and Governance Committee. Dr. Shavers has been the Chairman and Chief Executive Officer of Global Smarts, Inc. (business advisory services) since February 2001. She served on the Advisory Board for E.W. Scripps Company, and as Under Secretary of Commerce for Technology for the United States Department of Commerce from November 1999 to February 2001 after having served as its Under Secretary Designate from April 1999 to November 1999. She served as Sector Manager, Microprocessor Products Group for Intel Corporation prior to April 1999.

She served as Non-Executive Chairman of BitArts Ltd. from 2001 to December 2003 and served as a director of ATMI, Inc. from 2006 to 2014. She served on the Board of Directors of Mentor Graphics Corporation from June 2016 until it was purchased by Siemens AG in April 2017. She is currently on the Board of Knowles Corporation (supplier of micro-acoustic, audio processing and precision device solutions) and ITT Corporation (components and solutions for energy, transportation and industrial markets).

Experience, qualifications, attributes and skills:

•	Leadership and operations experience as CEO of Global Smarts, Inc.

•	Experience with developing technology plans and the transition of advanced technology into business opportunities

See also the information with respect to executive officers of the Company in Part I under the caption “Item 4A. Executive Officers of the Company.” There are no family relationships, as defined, between any of the above directors and any other director or any executive officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the New York Stock Exchange. Officers, directors and greater than ten percent shareowners are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 that they file.

Based solely on our review of copies of such forms we have received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for fiscal year 2018, we believe that all of our officers, directors and greater than ten percent beneficial owners complied with all SEC filing requirements applicable to them under Section 16(a) of the Securities Exchange Act with respect to transactions during fiscal year 2018.

CODE OF ETHICS

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

AUDIT COMMITTEE

The Company has a separately designated standing audit committee (the “Audit Committee”) established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Chris A. Davis, Richard G. Hamermesh, David Lilley and Andrew J. Policano. The Audit Committee consists entirely of directors who meet the independence and other requirements of the NYSE and applicable law. All four members have been deemed “audit committee financial experts” (as defined by applicable SEC rules) by our Board of Directors.

Item 11.	Executive Compensation.

COMPENSATION OF DIRECTORS

Fiscal Year 2018 Director Compensation Table

The following table sets forth information regarding compensation for each of our non-employee directors for fiscal year 2018. Mr. Ortberg, who is the Chairman of the Board, our President and Chief Executive Officer, does not participate in the compensation program for non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Anthony J. Carbone	130,000	179,548	17,069	326,617
Chris A. Davis	125,000	179,564	8,465	313,029
Ralph E. Eberhart	120,000	148,286	—	268,286
John A. Edwardson	115,000	141,563	—	256,563
Richard G. Hamermesh	110,000	123,567	—	233,567
David Lilley	110,000	166,315	—	276,315
Andrew J. Policano	125,000	154,411	—	279,411
Cheryl L. Shavers	120,000	150,077	13,614	283,691
Jeffery L. Turner	100,000	137,172	—	237,172
John T. Whates*	50,000	676	—	50,676

*	Mr. Whates retired from the Board immediately prior to the 2018 Annual Meeting. The amount shown for Stock Awards for Mr. Whates represents divided equivalents.

The following is an explanation of the above table:

Fees. All non-employee directors receive an annual retainer fee of $100,000 that they may elect to receive in cash or restricted stock units (RSUs) in lieu of cash. Mr. Carbone was also entitled to additional fees for his service as Lead Independent Director. Please see “Cash Compensation” below for a description of director fees that are paid in addition to the annual retainer. Generally, fees may be paid in cash or in RSUs in lieu of cash, at the election of each non-employee director. Director Whates departed the Board in February 2018 pursuant to the terms agreed upon at the time of our acquisition of B/E Aerospace. For fiscal 2018, deferrals of cash fees into RSUs were as follows: Mr. Carbone $25,000, Ms. Davis $31,250, General Eberhart $20,000, Mr. Edwardson $115,000, Mr. Lilley $27,500 and Mr. Turner $100,000.

Stock Awards. The dollar value for stock awards represents the aggregate grant date fair value of the RSUs determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC Topic 718) and does not reflect a reduction for possible forfeitures. Under our long-term incentives plan, non-employee directors receive an annual grant of RSUs determined by dividing a fixed amount by our closing stock price on the date of the Annual Meeting. For fiscal 2018, the fixed amount was $120,000. Dividend equivalents on RSUs accrue quarterly and are included in this column. For more information see “Stock-Based Compensation” below.

The outstanding equity awards held at the end of fiscal year 2018 by each non-employee director are shown in the following table.

Name	Restricted Stock	RSUs
Anthony J. Carbone	11,984	45,599
Chris A. Davis	6,413	45,612
Ralph E. Eberhart	—	21,829
John A. Edwardson	—	16,970
Richard G. Hamermesh	—	2,934
David Lilley	—	35,513
Andrew J. Policano	—	26,442
Cheryl L. Shavers	4,632	23,138
Jeffrey L. Turner	—	13,582

All Other Compensation. The amounts shown in the 2018 Director Compensation Table under the column “All Other Compensation” represent dividends paid on restricted stock to Ms. Davis, Dr. Shavers and Mr. Carbone and matching gifts under our charitable matching gift program of $1,250 for Mr. Carbone, $7,500 for Dr. Shavers.

Director Compensation Design

Our non-employee director compensation program is reviewed on a periodic basis by the Compensation Committee together with the Compensation Committee’s independent consultant. The Compensation Committee recommends compensation program changes to the Board of Directors. The components of the program are described below.

Cash Compensation

All non-employee directors receive an annual retainer of $100,000 as described above. Additional annual retainers are paid to the Lead Independent Director, to the chairs of certain board committees and to the members of the Audit Committee as shown in the table below. Each annual retainer is payable in advance in equal quarterly installments.

Lead Independent Director	$30,000
Audit Committee Chair	$25,000
Compensation Committee Chair	$20,000
Technology and Cybersecurity Committee Chair	$20,000
Board Nominating and Governance Committee Chair	$15,000
Corporate Strategy and Finance Committee Chair	$15,000
Audit Committee Member	$10,000

Non-employee directors are reimbursed for all reasonable expenses associated with attending Board and Committee meetings and otherwise relating to their director duties. Non-employee directors are also eligible to receive up to $5,000 each calendar year in matching charitable gifts under our matching gift program.

Stock-Based Compensation

Our long-term incentives plan limits the stock-based compensation that can be granted to non-employee directors. The dollar value of equity awards that can be granted to our non-employee directors is limited to an aggregate value of $500,000 (determined as of the grant date) in any consecutive twelve-month period. Under our long-term incentives plan, each non-employee director is granted RSUs concurrently with the director’s initial election to our Board. The value of these RSUs is equal to $100,000 plus a prorated amount determined by multiplying $120,000 by a fraction, the numerator of which is the number of days remaining until the next Annual Meeting of Shareowners and the denominator of which is 365. Following each Annual Meeting, continuing non-employee directors are granted RSUs with a value of $120,000 as of the date of the meeting. RSUs, which do not have voting rights, entitle the directors to a contractual right to receive at a future date the number of shares of common stock specified. Pursuant to the terms of the directors’ RSUs, dividend equivalents in the form of additional RSUs accumulate on the date we otherwise pay dividends on our common stock.

Deferral Opportunities

Under our long-term incentives plan, each non-employee director has the option each year to determine whether to defer all or any part of his or her retainer fees by electing to receive RSUs valued at the closing price on the date the cash retainer payment would otherwise be paid. Upon termination of Board service, a director will receive unrestricted shares of our common stock as payment for all RSUs the director then holds. Beginning with calendar year 2017, directors may defer payment of their RSUs for periods extending beyond the termination of their Board service.

Director Stock Ownership Guidelines

Each non-employee director is required to own shares of our common stock with a market value of at least five times the annual retainer amount within six years of joining the Board. All of our non-employee directors meet the stock ownership guidelines. The following are counted for purposes of meeting these ownership guidelines: shares owned outright (including in trusts and those held by a spouse), shares of restricted stock and RSUs. The Compensation Committee’s independent consultant reviews the ownership guidelines on a periodic basis to ensure that they are aligned with compensation best practices.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis section reviews the elements and objectives of our compensation program and how they align with our performance and the decisions we made during 2018 for our Named Executive Officers (NEOs) listed in the Summary Compensation Table.

Introduction

In the discussion that follows, we provide:

•	an explanation of our compensation philosophy and governance practices;

•	an overview and analysis of our executive compensation program;

•	a review of the compensation decisions made for our NEOs; and

•	the factors considered in making those decisions.

Included within the Compensation Discussion and Analysis you will find a series of tables containing specific information about the compensation earned or paid in fiscal 2018 (September 30, 2017 to September 28, 2018) to our NEOs. Unless otherwise noted, references to years in this discussion are to our fiscal years.

Our NEOs for 2018 were:

Robert K. Ortberg	Chairman, President and Chief Executive Officer (CEO)
Patrick E. Allen	Senior Vice President, Chief Financial Officer (CFO)
Werner Lieberherr	Executive Vice President, Chief Operating Officer, Interior Systems*
Kent L. Statler	Executive Vice President, Chief Operating Officer, Commercial Systems
Philip J. Jasper	Executive Vice President, Chief Operating Officer, Government Systems

*	Mr. Lieberherr’s employment ended on October 29, 2018.

Executive Summary

Acquisition by United Technologies Corporation

In September of 2017, we entered into an Agreement and Plan of Merger (Merger Agreement) with United Technologies Corporation, or UTC, and Riveter Merger Sub Corp., a UTC subsidiary. Upon completion of the acquisition we will become a subsidiary of UTC. Under the terms of the Merger Agreement we are restricted from making certain compensation changes, including for our NEOs, without first obtaining UTC’s approval. UTC approved all of the 2018 compensation changes that impacted our NEOs. As described in more detail below, the pending merger also influenced the design of our 2018 long-term incentives program.

Addition of Interior Systems Business

In April 2017, we completed our $8.6 billion acquisition of B/E Aerospace, Inc. (B/E), and formed our Interior Systems business. The addition of B/E greatly expanded our capabilities, offerings and the size of Rockwell Collins. Given our increased size, our peer group for compensation benchmarking similarly increased. Mr. Lieberherr, the former chief executive officer of B/E, became the Executive Vice President and Chief Operating Officer of Interior Systems when the acquisition was completed. In October of 2016, shortly before we announced that we entered into an agreement to acquire B/E, we entered into an employment agreement with Mr. Lieberherr (Lieberherr Employment Agreement) to help ensure that he would remain employed during the crucial period following the acquisition while we integrated B/E into Rockwell Collins. The Lieberherr Employment Agreement is described in more detail on page 27. None of our other NEOs are a party to an employment agreement with us.

Compensation Philosophy

The Compensation Committee (Committee) believes in pay-for-performance and approves programs that are aligned with corporate and shareowner goals. To attract and retain top talent, target compensation is set around the median of the competitive market with the opportunity to achieve greater compensation if superior performance is achieved.

2018 Annual Incentive Plan Results

The Compensation Committee approved, with UTC’s consent, a payout of annual incentive plan bonuses for all employees, including our NEOs, at 100% of target. For more information, please see 2018 Annual Incentive Results on pages 23-24.

2016–2018 Performance Share Results

The Committee approved, with UTC’s consent, a payout of the performance shares at 114% of target. For more information, please see 2016–2018 Performance Share Payments on pages 24-25.

Results of 2018 Shareowner Advisory Vote on Executive Compensation

Each year, in accordance with its charter, the Committee considers the outcome of the shareowner advisory vote on executive compensation when making future decisions relating to the compensation of the NEOs and our executive compensation program and policies. The Committee also considers other feedback from our shareowners. At our 2018 Annual Meeting, our executive compensation program was approved by 95.5% of the votes cast by shareowners (not counting abstentions and broker non-votes). The Committee believes this conveys our shareowners’ continued strong support of the philosophy, strategy and objectives of our executive compensation program. Nonetheless, the Committee continues to assess our executive compensation program and policies, based on our strategic needs and external market practices.

Executive Compensation – Governance Practices

What We Do

•	Believe in pay for performance. A significant portion of the compensation opportunity of our NEOs is tied to both company and individual performance.

•

Annually assess our executive compensation program to ensure that it remains well balanced and that it does not encourage unreasonable risk taking. For more information, see “Board’s Role in Risk Oversight” on page 50.

•

Have robust stock ownership guidelines to help align our executive officers’ interests with those of our other shareowners. The Committee monitors the stock held by our executive officers. For more information, see “Stock Ownership Guidelines” on page 26.

•

Have “double trigger” change of control agreements that require a change of control together with a qualifying termination of employment within a two-year period following the change of control before benefits can be payable. For more information, see “Employment, Severance and Change of Control Agreements” on pages 27-28.

•	Have a robust clawback policy and other compensation recovery policies to allow us to recover compensation as appropriate. For more information, see “Payment Recovery Provisions” on page 28.

•	Use an independent compensation consultant to advise the Committee and to keep it abreast of compensation best practices.

What We Don’t Do

•	Allow hedging of our common stock by our officers and directors.

•	Allow pledging of our common stock by our officers and directors.

•	Reprice stock options.

•	Pay change of control excise tax gross-ups.

•	Provide excessive perquisites.

•	Provide single trigger benefits under our change of control agreements.

Executive Compensation – Roles and Responsibilities

Compensation Committee

The Committee, which consists entirely of independent directors, has responsibility for the development and oversight of our executive compensation program. The Committee’s duties and responsibilities are described under “Compensation Committee” on page 48.

Independent Compensation Consultant

The Committee selects and retains the services of a compensation consultant to provide professional advice on our executive compensation program and the non-employee director compensation program. The Committee assesses the consultant’s independence and whether there are any conflicts of interest annually. In determining that the consultant was independent, the Committee considered the factors set forth in Rule 10C-1(b) of the Securities Exchange Act of 1934. The independent consultant, a managing director at Semler Brossy Consulting Group, LLC, is retained directly by the Committee and only provides services related to executive and director compensation. The independent consultant interacts directly with the Committee’s chairman in preparation for meetings, provides advice in Committee meetings, assists with the design of compensation arrangements and provides an independent market assessment of peer companies and general industry compensation and practices. The independent consultant meets with new Committee members to orient them to the policies, plans and programs managed by the Committee. The independent consultant meets with management to collect information, to solicit management’s input and to fully understand our plans, goals and actual performance. The consulting relationship is reviewed by the Committee annually to determine its satisfaction with the services and advice provided by the independent consultant.

Management

The CEO provides the Committee with his assessment of the performance of the Corporation, our organizational units and of other executive officers. He also discusses the operational and financial plans for future performance periods (annual and long-term) as they relate to compensation decisions. The CEO provides input on the design of compensation programs and policies and makes recommendations for compensation changes for the other NEOs. The CFO provides input on the metrics to use in our compensation programs and on the setting of performance goals. The Senior Vice President, Human Resources provides support, analysis and counsel with respect to the administration of the programs under the supervision of the Committee. Certain members of management, including the CEO and the Senior Vice President, Human Resources, regularly attend Committee meetings. The Committee has delegated authority to the CEO to approve compensation arrangements other than for our executive officers, with limitations that are established by the Committee. The Committee meets for a portion of its meetings in executive session, with its independent consultant and without the CEO or other members of management. The Committee’s deliberations on CEO compensation are held during a non-management executive session of the Committee that typically includes all non-employee board members.

Executive Compensation – Design

The design principles of our executive compensation program and how the actions we take are aligned with those principles are shown below:

Design Principles	Alignment to Key Compensation Elements
Aligned with Shareowner Interests

The interests of our executives should align with the interests of our shareowners.	Our short-term and long-term incentives plans use financial performance measures that correlate well with shareowner value. The value of our long-term incentives is tied to our stock’s performance on both an absolute and relative basis.

Supportive of Our Vision

Our compensation should support what we hope to achieve and how we work together to achieve our goals and meet customer and shareowner expectations.	Our plans are aligned with our growth objectives and encourage collaboration to meet our customer commitments.

Competitive

Our total compensation package should be competitive with the general industry peer group and at a level appropriate to attract, retain and motivate highly qualified executives capable of leading us to greater performance.	Our base salary and annual incentives provide a competitive annual total cash compensation opportunity and our equity incentives provide a competitive opportunity over the long-term. Both support our need to attract, retain and motivate executive talent.

Performance-Based

A significant portion of NEO compensation should be at risk and tied to corporate, organizational unit and individual performance.	A substantial portion of our executive pay is at risk and paid only on the achievement of specific pre-established performance goals. Annual incentive payouts are subject to adjustment based upon organizational unit and/or individual performance. Performance shares are performance-based and at risk.

Balanced

Our compensation plan design should promote an appropriate balance between annual and long-term business results.	Our compensation program is balanced because it provides both annual and long-term incentives dependent on business results. However, as illustrated on pages 15-16, more emphasis is given to long-term incentives because they align an executive’s performance with our long-term success.

Factors that we use to assess and set NEO compensation include:

•	Our operational and financial performance;

•	Results of the most recent shareowner advisory vote on executive compensation;

•	The executive’s record of performance;

•	Compensation history, including experience in the position;

•	Relative level of responsibility and the impact of his or her position on our performance;

•	The executive’s long-term leadership potential and associated retention risk;

•	Succession planning;

•	Annual share utilization and shareowner dilution levels resulting from the long-term incentive grants;

•	Independent compensation consultant analyses and input;

•	Trends and best practices in executive compensation;

•	Market data; and

•	Industry and macroeconomic conditions.

The Committee believes in ensuring a clear alignment between pay and performance as evidenced by the strong correlation between total shareowner return, financial performance and executive compensation. However, the Committee does not believe that factoring of the various items it considers in making its compensation-related decisions for each NEO should, or can, be reduced to a formula or done by reference to a specific benchmark against peer companies.

Final compensation determinations are made by the Committee after review and evaluation of these considerations and the other items discussed in this Compensation Discussion and Analysis.

What Our Compensation is Intended to Reward

A substantial amount of our executive compensation is variable and tied to the achievement of both annual and long-term incentives plan goals. To support our pay-for-performance philosophy, performance is evaluated and compensation rewarded and adjusted as follows:

Corporate Performance

Our annual incentive plan is designed to reward the achievement of annual financial goals that are important to our current and future success. These goals are included in our annual operating plan that is prepared by management and approved by the Board of Directors. Our long-term incentives plan is designed to reward the achievement of long-term financial goals and increased shareowner value. Historically, under this plan, we grant executives three-year performance shares and stock options on an annual basis. In 2018 we granted performance shares and restricted stock units. See page 19 for further discussion on why restricted stock units were granted instead of stock options.

Organizational Unit Performance

The CEO reviews the performance of each organizational unit based on the achievement of goals included in our annual operating plan. Based on this overall assessment, the CEO has been delegated the discretion by the Committee to adjust the annual incentive plan awards upward or downward by up to five percent to reflect the organizational unit’s or shared service’s performance. In the case of an organizational unit adjustment impacting a NEO, the CEO will make a recommendation to the Committee for its approval. For 2018, there were no organizational unit adjustments.

Individual Performance

Our performance management approach applies to the majority of our salaried employees, including the NEOs. Under this plan, an employee’s performance is evaluated against the expectations of his or her position, whether he or she exhibits our values in the performance of his or her job and whether he or she met or exceeded his or her individual performance goals. Individual performance goals are established at the beginning of each fiscal year and are aligned with our annual operating plan and/or the Rockwell Collins Vision Roadmap. Performance under the plan is evaluated throughout the fiscal year. The CEO reviews the individual performance goals of the NEOs, evaluates their performance and recommends to the Committee any resulting performance adjustments to their salaries and annual incentive payments. The CEO’s personal goals are reviewed and approved by the Committee each year. Following the end of the fiscal year, the Committee, with any input from the other directors, formally evaluates the CEO’s performance, including personal goals, during its executive session and approves any salary adjustment and/or individual performance adjustment to the annual incentive payment.

Market Assessment

The Committee annually considers market data for total direct compensation (base salary plus annual incentive plan target and long-term incentive target) for the NEOs and other designated senior executives based on the independent consultant’s review of market data. The Committee uses this market data and the analysis by the independent consultant to assess the competitiveness of the compensation paid to our NEOs as well as the mix between fixed (base salary) and variable (annual and long-term incentives) compensation. The Committee generally establishes base salaries as well as annual and long-term incentive targets around the median of the general industry peer group, which is described below. An executive can be paid above or below that amount based on years in the position, prior experience, individual performance and corporate performance. Although the Committee reviews market data, there is no expectation or commitment to tie any particular executive’s compensation to the general industry peer group market data.

The general industry peer group market data provides reasonable consistency year-over-year due to the large number of participants in the survey. We use a general industry peer group instead of aerospace and defense (A&D) peers because of the wide range of company revenues, both much larger and smaller than ours, within the A&D industry. The general industry peer group provides a larger sample for comparison than an A&D specific peer group would provide and it also provides a much tighter range of company revenues. A wide variety of positions are reported in the general industry market data, allowing for more specific comparisons to our executive officers. We use this market data because our senior executives have skills that are in demand outside of the A&D industry. In September 2017, the independent consultant provided an analysis using compensation information from 46 companies with revenues ranging from $7 billion to $11 billion to obtain market data to support the compensation decisions made in November 2017. Given the acquisition of B/E Aerospace, which substantially increased our size and annual revenues, the revenue range of companies we benchmark pay to was updated from (i) $4 billion to $8 billion to (ii) $7 billion to $11 billion. Due to the updated compensation peer group, pay for Messrs. Ortberg and Allen increased commensurate with their expanded enterprise-wide oversight and scope of responsibilities.

The Committee believes that these companies are good comparators and that this market data allows a robust analysis of executive pay. The companies in the compensation peer group, in addition to Rockwell Collins, are as follows:

Compensation Peer Group* * Companies from the Willis Towers Watson 2017 Compensation Data Bank with revenues of $7 billion to $11 billion
Air Products and Chemicals	Eastman Chemical	Mosaic
Alcoa	Epson America	Norfolk Southern
Amway	FIS	Occidental Petroleum
Arkema	Frontier Communications	Pharmavite
Avis Budget Group	GlobalFoundries	Praxair
Ball	Harris	PulteGroup
Barrick Gold of North America	HD Supply	Quest Diagnostics
Baxter	Hershey	Rank Group
BorgWarner	Hilton Worldwide	Royal Caribbean Cruises
Boston Scientific	Hormel Foods	S.C. Johnson & Son
Campbell Soup	J.M. Smucker	Sonepar USA
CGI Technologies and Solutions	Jacobs Engineering	United States Steel
Chicago Bridge & Iron	L3 Technologies	W.W. Grainger
ConAgra Foods	Leidos	Zimmer Biomet
Corning	LexisNexis Risk
Dean Foods	Masco

Comprehensive Compensation Review

In the course of reviewing data from external sources and making decisions about CEO compensation or considering the CEO’s compensation recommendations for other NEOs, the Committee also reviews comprehensive compensation information for each NEO and other executive officers who may in the future become NEOs. This information is presented in the form of a tally sheet and includes detailed modeling of the current dollar value of all aspects of compensation, including base salary, annual and long-term incentives, perquisites, pension and savings plans, and health and welfare benefits. The Committee also reviews modeling projections on the potential future value of long-term incentive grants. The Committee reviews this information to ensure that the total compensation awarded to each NEO is reasonable and consistent with the compensation philosophy and objectives discussed above.

Elements of Our 2018 Compensation Program

Below is a graphical presentation of our total direct compensation program (base salary + target annual incentive + target long-term incentives):

In the table below, we discuss for each compensation element of target direct compensation (base salary plus annual incentive plan target and long-term incentive target) the key characteristics of the element, why we pay the element, and how we determine the amount payable. Each year the Committee approves the design and performance goals for both the annual and long-term incentives consistent with the Committee’s compensation philosophy and objectives.

Compensation Element	Key Characteristics	Why We Pay This Element	How We Determine the Amount
Fixed Compensation

Base Salary	Fixed compensation component payable in cash.	Required for attracting and retaining top executive talent.	Reflects job scope and responsibilities, individual performance and experience and market data.

Variable Compensation

Annual Incentive Compensation	Variable compensation component payable in cash based on performance against annually established goals and assessment of individual and organizational unit performance.	Aligns compensation with annual performance results. Encourages achievement of annual corporate financial goals.

Eligible participants are awarded a target bonus equal to a percentage of their salary for the year. The percentage is determined based on job scope, responsibilities and market data.

The possibility of organizational unit and individual payout adjustments provide focus on performance at the organizational unit and individual levels.

Restricted Stock Units (Long-Term Incentives Plan)	50% of the long-term incentive target value.	Aligns the interests of executives with shareowners and long-term company performance and serves to retain executive talent.	Target award values based on job scope, responsibilities and market data.

Performance Shares (Long-Term Incentives Plan)

50% of the long-term incentive target value.

The number of shares payable depends on our cumulative sales and free cash flow performance and our relative total shareowner return over a three-year period.

		Aligns the interests of executives with shareowners and long-term company performance and serves to retain executive talent.	Target award values based on job scope, responsibilities and market data.

Our Compensation Mix

Our compensation programs emphasize variable pay that aligns compensation with our pay-for-performance philosophy and shareowner value. The mix for our NEOs is heavily weighted toward variable, performance-based compensation. The CEO, in particular, has a greater percentage of his pay at risk than our other executives because his actions can have a greater influence on our performance. The allocation of target compensation for our NEOs for 2018 is as follows:

To determine the percentages shown above, we assume annual bonuses are earned at target and long-term compensation (restricted stock units and performance shares) have a value equal to the target value at grant. Since these awards have both upside opportunity and downside risk, these percentages may not reflect the actual amounts realized.

Short-Term Compensation

Base Salary. Each of the NEOs is paid a base salary for performance of their job duties and responsibilities. Base salary targets are set around the median of the competitive data from our compensation peer group companies for each executive role; however, actual salaries can be below, at or above the median depending on performance and experience. Newly promoted executive officers are typically paid below the median of the competitive data with salary increases over time designed to move them to the median or above subject to meeting or exceeding their performance objectives.

Base salary is reviewed annually and consideration is given for base salary adjustments based on individual performance and available competitive data from our compensation peer group companies that is presented by the independent consultant. The salaries of the NEOs, excluding the CEO, are approved by the Committee after considering input from the CEO regarding base salary adjustments for the other NEOs and consulting with the independent consultant and the Board of Directors.

Annual Bonus. Each of the NEOs is eligible to receive a cash bonus equal to a percentage of base salary for the year. The target percentage is determined based on job scope, responsibilities and market data. Target awards are set around the median of the competitive market data from our compensation peer group companies for each position. In assessing the competitive market data, generally the Committee will make changes to targets only if the competitive market data shows that increases have been sustained over a two-year period.

The annual bonus is designed to provide competitive annual incentive payments if target goals are achieved, to provide above-target payments if these goals are exceeded and to provide below target payments or no payments if the goals are not achieved. Annual incentive payments can range from zero to 200% of the annual incentive target based on the performance achieved against the financial goals. Annual incentive payouts are also subject to organizational unit, as well as individual, adjustments.

Prior to the beginning of each year, the Committee, with input from other members of the Board of Directors, management and the independent consultant, determines the performance measures that are most important for the Corporation to achieve its goals. The Committee believes that each performance measure in the plan is a key driver of our financial performance and that this combination of measures reflects an accurate representation of our overall annual financial performance.

For 2018 the performance measures and the weights for the Rockwell Collins Incentive Compensation Plan (ICP), in which Messrs. Ortberg, Allen, Statler and Jasper were participants, were as follows:

The weights and measures for the Interior Systems Management Incentive Plan (MIP), in which Mr. Lieberherr was a participant, were as follows.

The following table shows the annual incentive target as a percentage of base salary for each of the NEOs for 2018 and 2017.

Long-Term Incentives

The purpose of our long-term incentive compensation plan is to align an executive’s performance with our long-term success. Compensation from long-term incentives makes up a significant portion of our NEOs’ overall compensation with target awards based on job scope, responsibilities and market data from the compensation peer group companies. Actual value is tied to growing our stock price and, in the case of performance shares, contingent on the extent to which the underlying financial performance goals are achieved. Our long-term incentives plan provides the Committee with the flexibility to grant long-term incentive awards in a variety of forms. Our 2018, long-term incentive award mix for our NEOs is shown on the following chart:

Both the number of performance shares and restricted stock units granted was determined by dividing 50% of the target dollar grant value by the closing price of our common stock on the date of grant.

Restricted Stock Units. Ordinarily, the Committee would grant half of the long-term incentive target in the form of stock options and the other half in performance shares. However, because the long-term incentive grants occurred in November of 2017, which was after the Merger Agreement was signed, the Committee decided to replace stock options with restricted stock units because the restricted stock units better preserved the expected value of the grant whether or not the merger is completed. The restricted stock units provide greater retention value and like the stock options they replaced, vest in three equal amounts on the first, second and third anniversaries of the date of grant. Upon completion of the merger, any of the unvested restricted stock units granted in November of 2017 will be converted into UTC restricted stock units with the same vesting terms. The restricted stock units will fully vest if an executive is terminated without cause or if an executive terminates employment for good reason following the acquisition.

Performance Shares. The Committee believes performance shares are an integral component of our executive compensation program. They support the achievement of long-term financial and business success, and our TSR modifier helps ensure that they reflect our shareowner return relative to our TSR modifier peer group helping to further drive shareowner value.

The performance shares paid at the end of the three-year performance period can range from zero to 200% of the target based upon the achievement of pre-established performance goals. As described below, there can be a further positive or negative adjustment of up to 20% based upon our TSR performance. In 2018, the performance goals were free cash flow and cumulative sales.

The weighting of the performance measures for the 2018–2020 performance share grant are as follows:

TSR Modifier. The number of performance shares payable is subject to adjustment based upon our TSR performance relative to the TSR modifier group. TSR is defined as share price growth and dividend yield over the three-year period. This calculation assumes dividends are reinvested. The FY2018–2020 TSR modifier is depicted below.

FY2018-2020 TSR Modifier
Rockwell Collins Relative TSR Performance	Total Shareowner Return Modifier
≥ 80th Percentile	1.2

< 20th Percentile	0.8

Our TSR modifier peer group is reviewed annually by the Committee. In 2017, the Committee evaluated the peer group and expanded the criteria framework to recognize the growing importance of international sales and the Company’s changing commercial and defense mix. The Committee considers both U.S. publicly-traded companies and internationally-traded companies with an aerospace and defense products focus. Preference is given to companies with a similar business and operational perspective (i.e., product focus, mix of sales in U.S. and outside of U.S., customer mix, industrial orientation, analyst coverage). Companies may enter or exit our TSR modifier group given these criteria.

With our acquisition of B/E in April 2017, our overall product mix became much more weighted towards commercial sales. As a result, the Committee’s independent consultant recommended that the Committee remove Lockheed Martin, Northrop Grumman and Raytheon from the TSR modifier group because they are defense contractors. No other changes were made to the TSR modifier group.

For the 2018–2020 performance period the following companies will be used to determine the TSR percentile rank and modifier:

Companies - For 2018–2020 TSR Purposes Only
Cobham plc	Embraer S.A.	Esterline Technologies Corporation
General Dynamics Corporation	Hexcel Corporation	L3 Technologies, Inc.
Meggitt plc	Spirit AeroSystems Holdings, Inc.	Textron Inc.
The Boeing Company	Triumph Group Inc.	Zodiac Aerospace SA

Upon completion of the merger, the performance shares granted in November of 2017 will be converted into UTC restricted stock units that will cliff vest on October 2, 2020, the date 2018–2020 performance period would have been completed but for the acquisition. The replacement UTC restricted stock units will fully vest if an executive is terminated without cause or if an executive terminates his employment for good reason following the acquisition.

Equity Grant Practices. The Committee typically grants long-term incentives at its November meeting each year. This meeting typically follows the public release of annual earnings by about two weeks. The Committee on occasion will make grants at other regularly scheduled meetings when a new executive is named either as a result of an internal promotion or external hire. The Committee has delegated the authority to the CEO to make individual equity grants to positions below certain designated senior executive positions within certain parameters. These grants are approved by the CEO on the date of a regularly scheduled meeting of the Board of Directors. The Committee reviews the use of this delegation at its November meeting each year.

At its November 2017 meeting, the Committee granted restricted stock units and three-year performance shares for the 2018–2020 performance period to our NEOs and certain other executives under our long-term incentives plan. The target awards in dollars for the NEOs were established after taking into account levels of responsibility, up to three years of competitive market data from the compensation peer group companies and the relative contribution of each position to the business (i.e., internal equity or consistency between positions). The targets for Mr. Ortberg and Mr. Allen were each increased to bring the targets within the competitive range of pay for their respective positions in our updated compensation peer group. The target dollar value of the long-term incentives granted to each of the NEOs for the past two years are shown below:

	FY2018 Long-term Incentives Target Value ($)			FY2017 Long-term Incentives Target Value ($)
Named Executive Officer	Performance Shares	RSUs	Total Value	Performance Shares	Stock Options	Total Value
Robert K. Ortberg	3,650,000	3,650,000	7,300,000	2,600,000	2,600,000	5,200,000
Patrick E. Allen	800,000	800,000	1,600,000	550,000	550,000	1,100,000
Werner Lieberherr	650,000	650,000	1,300,000	—	—	—
Kent L. Statler	550,000	550,000	1,100,000	550,000	550,000	1,100,000
Philip J. Jasper	500,000	500,000	1,000,000	500,000	500,000	1,000,000

The total number of shares awarded for fiscal 2018 in November 2017 to all executives for restricted stock units and performance shares at target payout represented in the aggregate approximately 0.2% of the total shares outstanding as of the date of grant.

In establishing goals for the 2018–2020 performance period, the Committee’s focus was to balance the need to pay for performance, retain executive talent and establish realistic goals that reflect the economic environment in which we are operating. To accomplish this, several factors were considered by the Committee, including:

•	our five-year strategic plan;

•	analysts’ expectations of our performance and of the members of the TSR modifier group;

•	goals and performance achieved in the prior performance period; and

•	our annual operating plan for 2018.

The Committee determined that cumulative sales should continue to be used as a performance measure due to the substantial importance of growing sales. The free cash flow goals were set to neutralize the cash tax impact of new revenue recognition rules and the results will also be neutralized for the cash tax impact. This financial metric measures our ability to generate cash and is strongly tied to creating shareowner value. Together, cumulative sales and free cash flow provide strong and balanced goals designed to help drive our long-term financial performance.

The cumulative sales target goal was derived by gathering analysts’ expectations of revenue for each of our TSR peer group companies for each of the next three years and then calculating each company’s average annual growth rate. We then calculated the 50th percentile annual growth rate for all peers and applied that amount to our FY2017 actual sales and rounded to the nearest million. The Committee believes this will incent participants to grow company sales at a faster rate than our peers.

The free cash flow target goal was calculated by preparing a pre-tax free cash flow estimate for FY2018–2020. Next, the prior five-year average of pre-tax free cash flow as a percent of free cash flow was calculated under the current revenue recognition rules. Finally, to determine the free cash flow dollar target goal, we divided the pre-tax free cash flow estimate for FY2018–2020 by the prior five-year average of pre-tax free cash flow as a percent of free cash flow that was calculated under the current revenue recognition rules.

The non-adjusted financial goals for NEOs for the 2018–2020 performance share awards at the maximum, target and minimum performance levels are as follows:

Performance Level	Cumulative Sales		Free Cash Flow		Total Payout %
	Goal ($M)	Payout	Goal ($M)	Payout
Maximum	30,783	100%	4,117	100%	200%
Target	26,768	50%	3,580	50%	100%
Minimum	22,752	0%	3,043	0%	0%

Consistent with performance share grants in prior years, the 2018–2020 performance shares are subject to a performance modifier based upon our TSR relative to the TSR modifier group companies. Any dividends paid are treated as reinvested for purposes of determining TSR. For the 2018–2020 performance period, the modifier is calculated using a continuous method to determine the company’s percentile rank against peers and then interpolating to determine the amount of the modifier. The range adjustment for the TSR modifier is 0.8 (80%) to 1.2 (120%).

Acquisition by United Technologies

The completion of the merger contemplated by the Merger Agreement will impact the compensation that we awarded to our NEOs in fiscal 2018 and prior years. In particular, upon the completion of the merger:

•

The stock options granted in November 2016 and in prior years, whether vested or unvested, will be canceled in exchange for the right to receive the merger consideration for each net option share subject to the stock option. The number of net option shares is calculated by subtracting from the total shares subject to the stock option a number of shares with a value equal to the exercise price of the stock option. We did not grant any stock options to our NEOs after November 2016.

•

The performance shares granted in November 2016 and any other unvested performance shares granted prior to September 4, 2017 will be canceled in exchange for the right to receive the merger consideration for each share subject to the performance share assuming target performance.

•

Performance shares and restricted stock units granted in November 2017 to our employees will vest if the employee’s employment is terminated without cause or by the employee for good reason in accordance with the award agreement following the acquisition.

•	Employees will receive a pro-rated payment of their annual incentive bonus for the year in which the merger occurs assuming target level performance.

For more information, please see the Interests of Certain Persons section in the Schedule 14A we filed with the SEC on December 11, 2017.

Compensation Earned

Base Salary Adjustments for 2018

The Committee approved a 14.8% base salary increase for Mr. Ortberg to bring his 2018 salary within the competitive range of pay for CEOs in the updated compensation peer group. Mr. Ortberg recommended, and the Committee approved, annual base salary adjustments for the other NEOs ranging from 1.5% to 3.0%, taking into account market position and performance. As discussed on page 13, our compensation peer group was updated after our acquisition of B/E. The revenue range of compensation peer group companies increased from (i) $4B-$8B to (ii) $7B-$11B.

2018 Annual Incentive Results

The Committee used discretion and approved a payout of 100% of the target annual incentive award under the Annual Incentive Plan and under the Interior Systems Management Incentive Plan. Calculation of the annual incentive payout for the Incentive Compensation Plan (ICP) for Messrs. Ortberg, Allen, Statler and Jasper was based on the following formula:

Calculation of the annual incentive payout for the Management Incentive Plan (MIP) for Mr. Lieberherr was based on the following formula:

Under the terms of the Merger Agreement, if the acquisition closed on or before September 28, 2018, the ICP and MIP would pay out at 100% of target. If the acquisition closed on or after September 29, 2018, the Merger Agreement provided that the ICP and MIP would pay out on actual results and the payments were to be made within five business days prior to closing.

When the Committee met on September 20, 2018, there was a high expectation that the closing of the acquisition would occur very close to the end of the fiscal year. This meant that the Committee might be required to make the ICP and MIP determination prior to the availability of audited financial results in order to determine the final payout percent prior to the closing. Given the extraordinary nature of the year, the expected merger timing, and after receiving input from its independent consultant and a forecast from management that estimated a 95% payout for the ICP and a 59% payout for the MIP, the Committee used its discretion to set the ICP and MIP payout at 100% of target. The Committee’s determination for these payouts was subject to UTC’s consent under the Merger Agreement, which consent was given.

The 2018 ICP goals were derived from our annual operating plan and were inclusive of Interior Systems. The following table shows the measures, weights, goals and the forecasted performance and payouts.

Measure	Sales		Operating Margin		Free Cash Flow		Payout
	Goal ($M)	Payout	Goal	Payout	Goal ($M)	Payout
Maximum	9,744	80%	22.00%	80%	1,035	40%	200%
Target	8,700	40%	19.50%	40%	900	20%	100%
Minimum	7,656	0%	17.00%	0%	765	0%	0%
2018 Forecast	8,765	42%	19.14%	34%	890	19%	95%

Our 2018 ICP forecasted results were adjusted to exclude B/E and UTC acquisition-related transaction costs and certain other items that developed subsequent to the initial setting of goals, including our higher than planned discretionary pension plan contributions and the early payment of the 2018 ICP and MIP.

The 2018 MIP goals were derived from the Interior Systems annual operating plan. The following table shows the financial measures, weights, goals and the forecasted performance and payouts.

Financial Measures (80%)								Combined Financial Measures Payout Percent	Strategic Measures Payout Percent (20%)	Total Payout Percent
Bookings (16%)		Sales (16%)		Operating Margin (24%)		Free Cash Flow (24%)
Goal	Forecast	Goal	Forecast	Goal	Forecast	Goal	Forecast
2,633.6	2,835.1	2,817.9	2,709.2	20.9%	18.2%	433.9	180.8	44%	15%	59%

The strategic goals consisted of three B/E integration goals and a key business pursuit. Each of the strategic goals were equally weighted. Three integration goals were achieved resulting in a 15% strategic measures payout.

The table below shows the 2018 annual cash incentives paid to the NEOs. The total annual incentive paid to each NEO is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table on page 29.

NEO 2018 Annual Incentive Payments
Named Executive Officer	Base Salary ($)	Target		Actual
		Target Annual Incentive	Target Annual Cash Incentive ($)	Final Award ($)
Robert K. Ortberg	1,135,770	150%	1,703,655	1,703,655
Patrick E. Allen	672,057	90%	604,851	604,851
Werner Lieberherr	888,125	90%	799,313	799,313
Kent L. Statler	666,096	80%	532,877	532,877
Philip J. Jasper	560,504	80%	448,403	448,403

2016 – 2018 Performance Share Payments

The Committee exercised discretion to pay out the performance shares assuming that the combined cumulative sales and free cash flow as a percent of net income goals was 131%. This result was then multiplied by 0.87 to reflect the TSR performance to arrive at 114% payout.

Under the terms of the Merger Agreement, if the acquisition closed on or before September 28, 2018, the 2016–2018 performance shares, as well as any other performance shares subject to performance conditions would pay out at 100% of target. If the acquisition closed on or after September 29, 2018, the Merger Agreement provided that the 2016–2018 performance shares would be paid out at based on actual results because the 2016-2018 performance period ended on September 28, 2018.

When the Committee met on September 20, 2018, there was a high expectation that the closing of the acquisition would occur very close to the end of the fiscal year. Given the extraordinary nature of the year, the uncertain merger timing, and after receiving input from its independent consultant and a forecast from management that estimated a 131% payout (before application of the TSR modifier), the Committee used its discretion to set the final payout percentage based on the achievement of the performance metrics at 131% of target. The Committee directed that the 131% payout percentage should then be adjusted based upon the Company’s relative TSR performance through the end of the performance period or the most practicable date prior to the end of the performance period if the merger occurred prior to September 28, 2018. The Committee’s determination was subject to UTC’s consent, which consent was given.

The goals for the 2016–2018 performance period were initially set in October 2015 as follows:

Payout Schedule for 2016-2018 Performance Shares (Prior to B/E Aerospace Acquisition)
Measure	Cumulative Sales		Free Cash Flow as a Percent of Net Income
	Goal ($M)	Payout	Goal	Payout
Maximum	19,087	100%	95.0%	100%
Target	16,597	50%	85.0%	50%
Minimum	14,107	0%	75.0%	0%

Shortly after we acquired B/E Aerospace in April 2017, the Committee adjusted the goals to take into account the impact of the acquisition. The cumulative sales goal was increased due to the additional sales expected from B/E Aerospace, while the free cash flow as a percent of net income was maintained at the same level as it was expected that there would be little impact to that goal as a result of the acquisition. The table below shows the final goals and our performance against them using forecasted results.

Payout Schedule for 2016–2018 Performance Shares (After B/E Aerospace Acquisition)
Measure	Cumulative Sales		Free Cash Flow as a Percent of Net Income		Payout Before TSR Modifier
	Goal ($M)	Payout	Goal	Payout
Maximum	23,990	100%	95.0%	100%	200%
Target	20,860	50%	85.0%	50%	100%
Minimum	17,730	0%	75.0%	0%	0%
Forecast	20,799	49%	91.4%	82%	131%

Our 2018 forecasted payout of 131% (before application of the TSR modifier) was adjusted to exclude B/E and UTC acquisition-related transaction costs and certain other items that developed subsequent to the initial setting of goals, including our higher than planned discretionary pension plan contributions and the early payment of the 2018 ICP and MIP.

Because our relative TSR performance over the performance period was at the 31st percentile when measured against the TSR modifier peer group, the 131% payout was multiplied by 0.87 which resulted in a final payout of 114% of target.

Employee and Other Benefits

Benefits

The NEOs generally are covered by the same broad range of benefit programs available to most other U.S. salaried employees, with the exception of Mr. Lieberherr who participated in legacy executive B/E programs. The broad range of programs include medical, prescription drug, dental, vision, wellness, flexible spending accounts, health savings accounts, defined contribution savings plans, employee assistance plan, life insurance, short-term and long-term disability coverage, accidental death and dismemberment coverage and vacation. We provide a broad array of benefit programs to attract and retain a skilled and highly talented workforce and to provide employees with choices to meet their personal needs. These benefits are reviewed periodically to ensure that they remain competitive and cost effective.

Deferral Plans

To provide a tax-effective opportunity to save for retirement or other future needs, we offer plans that allow for the elective deferral of the receipt of base salary and annual incentive awards when earned and otherwise payable to eligible employees. Deferred amounts accrue earnings or losses based on each participant’s selection of investment choices that generally mirror the funds provided in our qualified savings plan. In the case of Mr. Lieberherr, he was also entitled to receive company contributions to B/E’s 2010 Deferred Compensation Plan pursuant to his employment agreement.

Perquisites

The Committee provides our NEOs with certain annual perquisites, including the following: car allowance, financial planning allowance, reimbursement for an executive physical, event tickets and airline club memberships. In rare circumstances, our NEOs are also permitted to use company aircraft for personal use. When flying for business, an executive officer’s family members may accompany the executive officer on the company aircraft, space permitting.

The perquisites we provide are designed to be competitive with market practices. They are reviewed annually by the Committee to assure that they continue to be competitive and consistent with the Committee’s overall compensation philosophy. Details about the perquisites provided to our NEOs are described under the Summary Compensation Table.

When an executive relocates to commence employment with us, we will pay for his or her moving costs and cover certain expenses incurred in purchasing a new home. We will also authorize our third party relocation provider to purchase his or her prior home based upon independent appraisals and will pay for the third party relocation provider’s costs incurred in connection with selling the home, including covering carrying costs. We may also provide the executive with a relocation allowance to cover other incidental costs. The relocation allowance is subject to repayment if the executive terminates employment within the first year of employment.

Executive Policies and Practices

Stock Ownership Guidelines

The Committee believes that senior executives should have a significant equity interest in Rockwell Collins. To promote equity ownership and further align the interests of senior executives with our shareowners, the Committee has established ownership guidelines. These guidelines require that our NEOs own our shares with a market value of at least a specified multiple of salary within a predetermined time period. The guidelines for our active NEOs are as follows:

Position	Multiple of Base Salary	Met or On Track to Meet	Achievement Deadline
Mr. Ortberg	6	Yes	Achieved
Mr. Allen	3	Yes	Achieved
Mr. Statler	3	Yes	Achieved
Mr. Jasper	3	Yes	Achieved

Progress toward meeting the guidelines is reviewed by the Committee annually. Based on our 2018 year end stock price of $140.47 per share, the ownership guidelines have been met, or are projected to be met, in accordance with the guidelines.

What Counts Toward the Guideline	What Does Not Count Toward the Guideline
Shares and share equivalents owned outright, including in trusts and those held by a spouse	Unexercised stock options

Shares held in the qualified savings plan and share equivalents held in the non-qualified savings plan	Unvested performance shares Unvested restricted stock units

Our stock ownership guidelines also require vice presidents to own shares with a market value of at least a specific multiple of their salary (between 0.5x to 1x depending on role) in order to further align their interests with those of our shareowners.

Hedging, Pledging and Other Restrictions

Our insider trading guidelines prohibit our directors and executive officers from selling our stock “short,” entering into any puts or calls relating to our stock or hedging. In addition, pledging of our stock by executive officers, directors and certain other executives is also prohibited. The pledging of securities by directors and executive officers could potentially have a detrimental impact if they are forced to sell the pledged security. The forced sale could negatively impact the price of the stock. As a result, we do not allow pledging of securities.

Employment, Severance and Change of Control Agreements

We generally do not enter into employment contracts with our executive officers, including severance arrangements. None of our NEOs, other than Mr. Lieberherr, have employment contracts. Generally, our executives serve at the will of the Board of Directors. This approach allows for removal of an executive officer prior to retirement whenever it is in our best interest to do so, with discretion on whether to provide any severance benefits. On the rare occasion when an executive officer is removed, the Committee may exercise its business judgment in approving an appropriate separation agreement in consideration of all relevant circumstances, including the individual’s term of employment, past accomplishments and reasons for separation.

Lieberherr Employment Agreement. When we entered into the agreement to acquire B/E, we also entered into an employment agreement with Mr. Lieberherr (the “Lieberherr Employment Agreement”), who was the CEO of B/E at the time of the acquisition. Although it is not our policy to enter into employment agreements with our executive officers, we made an exception to help ensure that Mr. Lieberherr would remain employed with us during the crucial period following the completion of the acquisition. Mr. Lieberherr was a party to an employment agreement with B/E (the “Prior Lieberherr Employment Agreement”), but under that agreement his employment was automatically terminated as of the date we acquired B/E. As a result, we felt it was important for the success of the acquisition to retain Mr. Lieberherr’s services and we entered into an employment agreement with him.

Under the Lieberherr Employment Agreement, Mr. Lieberherr agreed to serve as the Executive Vice President and Chief Operating Officer of our Interior Systems business, which we created when we completed the B/E acquisition. To help ensure a successful merger and in recognition that as the former CEO of B/E he previously received substantially greater compensation from B/E, we agreed to provide him with an annual base salary of $875,000, an annual incentive target bonus of 90% of his base salary, a long-term incentive plan target award of $1.3 million, company contributions to B/E’s 2010 Deferred Compensation Plan as described under Non-Qualified Deferred Compensation on page 36, and our standard change of control agreement.

We also granted him a $2 million cash retention award, which by its terms would be payable on the first anniversary of the B/E acquisition (April 13, 2018), or earlier if we terminated his employment without cause or he if resigned for “good reason.” B/E granted Mr. Lieberherr and its other executive officers with restricted stock units (time-based and performance-based vesting) in November of 2016. Upon the completion of the merger, the restricted stock units granted to these executive officers, with the exception of Mr. Lieberherr, all vested and the performance-based restricted stock units were deemed earned at 200%. Since we wanted to retain Mr. Lieberherr’s services after the acquisition, we did not permit B/E to treat his November 2016 restricted stock units in the same manor. To increase our ability to retain Mr. Lieberherr, we agreed that Mr. Lieberherr’s November 2016 B/E restricted stock units would be canceled and converted to a cash amount (with performance conditions deemed to be satisfied at 200% of target), but the cash amount would be payable on the first anniversary of the completion of the merger, provided that he did not earlier resign without good reason. The cash amount was credited with interest at 4% from the date of the merger agreement and then adjusted to reflect any changes in tax rates in effect at the time of the merger agreement and the time the cash payment was made.

In addition, we agreed to honor the commitment under the Prior Lieberherr Employment Agreement to provide Mr. Lieberherr and his spouse, for as long as they each may live, and his eligible dependents, (i) all medical, dental, and health benefits available to B/E’s executive officers and their dependents, respectively, on similar terms and conditions as active employees (provided that the level of such benefits is not less than the benefits available to Mr. Lieberherr on July 1, 2013, as well as 100% payment for and reimbursement of all medical and dental services and costs incurred by Mr. Lieberherr and his family, the cost of which will be fully paid by the Company) and (ii) the benefits available under B/E’s executive medical reimbursement plan as of the date of Mr. Lieberherr’s termination of employment, but in no event less than those in effect as of July 1, 2013. We also assumed the obligation to provide a lump sum benefit of $5 million upon Mr. Lieberherr’s death to his designee. This amount had previously been fully funded by B/E pursuant to an insurance policy.

Mr. Lieberherr is subject to non-competition and non-solicitation obligations during his employment with Rockwell Collins and for three years thereafter.

Under the Lieberherr Employment Agreement, Mr. Lieberherr’s employment could be terminated by either party at any time and for any reason. In the event of a termination of Mr. Lieberherr’s employment due to his death or incapacity, he or his designated beneficiary will receive any accrued and unpaid salary, automobile allowance, vacation time, and benefits through the date of his termination (the “Lieberherr Accrued Amounts”) and any earned but unpaid bonuses payable for any fiscal periods ending prior to the termination. In the event of termination of Mr. Lieberherr’s employment for any reason other than his death or incapacity, Mr. Lieberherr will receive the Lieberherr Accrued Amounts.

Lieberherr Termination Agreement. On October 29, 2018 we entered into a letter agreement with Mr. Lieberherr pursuant to which his employment was terminated. Under our change of control agreement, an executive officer who is terminated in anticipation of a change of control may become entitled to receive change of control benefits. Given our pending acquisition by UTC at the time of Mr. Lieberherr’s termination, we agreed to pay Mr. Lieberherr a lump sum severance payment of $4,483,239, which is the amount he would have received under his change of control agreement upon a qualifying termination after the acquisition. The performance shares and restricted stock units granted to Mr. Lieberherr in November 2017 were forfeited when his employment ended.

Change of Control Agreements. The Committee has approved change of control agreements for each of the NEOs and our other executive officers. Annually, the Committee reviews our agreements and market practices with the assistance of the Committee’s independent consultant. The Committee adopted the agreements to provide these executives with a strong incentive to continue their employment with us if there is a change of control, or the threat of such a transaction, and to maintain a competitive total compensation program. Our change of control agreements provide severance to executives if they have a qualifying termination of employment following a change of control. The consummation of the merger under the Agreement and Plan of Merger that the Corporation entered into with United Technologies Corporation on September 4, 2017 will constitute a change of control under these agreements.

Change of control severance payments are subject to a “double trigger” requiring that a change of control occur and a termination, or constructive termination, of employment also occur within the two-year protection period following the change of control. Additionally, our equity awards have “double trigger” vesting. Our NEOs’ change of control agreements are automatically renewed each year with a one-year term unless 60-days’ notice of non-renewal is given prior to the renewal date. There are no excise tax gross-ups provided upon a change of control. As described in more detail under “Potential Payments Upon Termination or Change of Control,” the severance benefit under the change of control agreement is equal to a multiple of the NEO’s annual compensation, which is the sum of his annual salary and annual incentive bonus target. The Committee determined that the severance benefit will not exceed two times any new executive officer’s annual compensation, except for the severance benefit that may be paid to a new chief executive officer. The multiple for our grandfathered executive officers is three.

The Committee has provided for the special treatment of long-term incentive awards upon death, disability and retirement, as well as change of control. The Committee evaluates these provisions from time to time and believes they are appropriate as part of a competitive total compensation program. For additional details about the terms and potential payments in the event of change of control and other separations, see the discussion of “Potential Payments upon Termination or Change of Control.”

Payment Recovery Provisions

Executive officers are subject to certain restrictive agreements upon a termination of employment, including confidentiality restrictions, mutual arbitration agreements, non-competition covenants and employee non-solicitation arrangements. An executive could lose all outstanding long-term incentives and/or be required to refund various long-term incentive benefits realized in the prior two-year period for breaching the non-compete or non-solicitation restrictions. Executives may also forfeit equity awards, including vested stock options, for engaging in detrimental conduct.

The CEO and CFO could also be required by law to reimburse the Corporation for certain incentive compensation amounts received if associated with misconduct leading to an accounting restatement. In addition to the recovery provisions stated above, we have a clawback policy that allows the Board, at its discretion, to recover annual incentive payments, performance share payments and stock option gains from a covered executive if the Board determines that the covered executive engaged in fraud or illegal activity and as a result there was a substantial negative impact to us or our financial condition. Under the policy, the Board may recover the last three incentive compensation and performance share payments and any gains realized upon the exercise of stock options in the preceding three years. The clawback policy covers all of our executive officers, as well as our Vice Presidents & General Managers and certain other executives.

Tax Deductibility of Executive Compensation

Under Internal Revenue Code Section 162(m), for tax years beginning prior to January 1, 2018, a public company was generally not permitted to deduct compensation in excess of one million dollars paid in that year to its CEO and its three other most highly compensated NEOs (other than its CFO) unless the compensation qualified as “performance-based compensation.” Among other things, the Tax Cuts and Jobs of 2017 (Act) repealed the performance-based compensation exception, unless certain transition relief is available, and extended the deduction limitation to CFOs. Prior to the Act, the Committee’s general intent was to structure compensation so that it could qualify as deductible while retaining discretion to pay compensation that was not deductible. Under the Act it will be more difficult to design compensation that will be deductible under Section 162(m). The Committee believes that it should not be restricted in its ability to design and maintain executive compensation arrangements that will attract and retain executive talent. As a result, achieving the desired flexibility may result in compensation that is not deductible.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors acts on behalf of the Board to establish and oversee the executive compensation program in a manner that serves the interests of the Corporation and its shareowners. For a discussion of the policies and procedures, see “Corporate Governance; Board of Directors and Committees- Compensation Committee” in Item 13.

Management of the Corporation prepared the Compensation Discussion and Analysis of the compensation program for named executive officers. We reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2018 (included in this Amendment) with management. Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K. The Board has approved that recommendation.

Compensation Committee

Ralph E. Eberhart, Chairman

John A. Edwardson

Jeffrey L. Turner

SUMMARY COMPENSATION TABLE

The following table shows the compensation paid to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers serving at the end of our fiscal year. These individuals are referred to as our named executive officers or NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value ($)	All Other Compensation ($)	Total ($)
Robert K. Ortberg, Chairman, President and CEO	2018	1,135,770	—	7,300,140	—	1,703,655	—	282,847	10,422,412
	2017	1,003,078	—	2,730,001	2,601,052	1,529,694	—	209,522	8,073,347
	2016	997,348	—	2,525,049	2,501,646	1,113,290	237,792	212,715	7,587,840
Patrick E. Allen, SVP and CFO	2018	672,057	—	1,600,174	—	604,851	—	156,615	3,033,697
	2017	640,721	—	577,502	551,478	586,260	—	111,416	2,467,377
	2016	633,491	—	505,027	501,396	446,611	209,262	109,491	2,405,278
Werner Lieberherr EVP and COO, Interior Systems*	2018	884,591	8,811,072	1,300,090	—	799,313	—	351,349	12,146,415
Kent L. Statler, EVP and COO, Commercial Systems	2018	666,096	—	1,100,036	—	532,877	—	134,430	2,433,439
	2017	637,644	—	577,502	551,478	622,341	—	120,152	2,509,117
	2016	630,932	—	555,583	551,180	450,738	265,426	119,682	2,573,541
Philip J. Jasper, EVP and COO, Government Systems	2018	560,504	—	1,000,008	—	448,403	—	116,454	2,125,369
	2017	538,756	—	525,061	501,656	525,826	—	98,845	2,190,144
	2016	528,995	—	505,027	501,396	377,914	81,109	96,819	2,091,260

* Mr. Lieberherr’s employment ended on October 29, 2018, approximately one month after the completion of our 2018 fiscal year.

The following is an explanation of the above table:

Salary. Salaries are reported on a fiscal year basis. Since 2018 salary increases were made effective December 23, 2017, the amounts shown for 2018 reflect approximately three months of the salary approved for the 2017 calendar year and nine months of the salary approved for the 2018 calendar year. Salaries include any amounts deferred under tax-qualified retirement savings plans, our non-qualified retirement savings plan and deferred compensation plans. Since the number of days in our fiscal year may vary from year to year, the annual salary reported could vary, even if the salary was unchanged.

Bonus. There were no discretionary bonus payments to any NEO in 2018, except for Mr. Lieberherr. The bonus amount for Mr. Lieberherr represents a $2 million cash retention payment and $6,811,072 in respect of restricted stock units granted by B/E. Each of these payments were made to Mr. Lieberherr on the first anniversary of the B/E acquisition. For more information on these payments, please see the description under Lieberherr Employment Agreement on page 27.

Stock Awards. The amounts in this column reflect the grant date value of the restricted stock units and the performance shares and do not reflect any reduction for possible forfeitures. For the performance shares, the grant date value is based upon the probable outcome of the achievement of the predetermined performance goals on the date of grant in accordance with FASB ASC Topic 718. The aggregate grant date fair value is the amount we expect to expense, on the date of grant, in our financial statements over the three-year vesting schedule of these stock awards and does not correspond to the actual value, if any, that may be realized by the NEOs. For FY2018–2020, the vesting of the performance shares is dependent on our achievement of cumulative sales and free cash flow goals over a three year period. The number of shares that can be earned is also subject to adjustment based on our relative TSR as described on pages 20-21. Since the probable outcome of achievement of our cumulative sales and free cash flow goals on the date of grant may vary year over year, and individual performance share targets may also vary, the dollar values reported may vary year over year. If we were to assume that both the cumulative sales and free cash flow goals for the FY 2018–2020 performance shares were achieved at the maximum level of performance and no TSR adjustment was made, the amounts reported in this column for 2018 would be increased by $3,650,070 for Mr. Ortberg, by $800,086 for Mr. Allen, by $650,046 for Mr. Lieberherr, by $550,018 for Mr. Statler and by $500,004 for Mr. Jasper. A discussion of the assumptions used in calculating the grant date fair values of these awards is set forth in Note 12 of the Notes to Consolidated Financial Statements in our 2018 Annual Report on Form 10-K. Restricted stock units that were awarded vest in three equal installments on the first, second and third anniversaries of the date of grant.

Option Awards. We did not grant stock options in 2018. The amounts in this column for 2016 and 2017 reflect the grant date value of the stock options in accordance with FASB ASC Topic 718 and do not reflect any reduction for possible forfeitures. The aggregate grant date fair value is the amount we will expense, determined on the date of grant, in our financial statements over the three-year vesting schedule of the stock options. Our stock options vest in three equal installments on the first, second and third anniversaries of the date of grant. The amounts in this column represent our expected accounting expense and do not correspond to the actual value, if any, that may be realized by the NEOs upon exercise of the stock options. A discussion of the assumptions used in calculating the grant date fair values of our stock option awards is set forth in Note 12 of the Notes to Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

Non-Equity Incentive Plan Compensation. The amounts in this column represent payments made under our annual incentive plans. For more information see the 2018 Annual Incentive Results section on page 23.

Change in Pension Value. The amounts in this column reflect the change, if any, in the year over year actuarial value of our frozen defined benefit pension plans. Our U.S. defined benefit pension plans were frozen in 2006 for our salaried employees and closed for any non-union new hires. As a result, Mr. Lieberherr does not participate in any of these plans. Any change in pension values is driven by events outside of our control such as changes in the discount rate used to value pension benefits. Although, the actuarial value of the pension benefits increases each year because each NEO with pension benefits is one year closer to the age at which the executive can retire and receive an unreduced pension, this year there was a net overall reduction because the discount rate used to value these benefits increased from 3.54% in 2017 to 4.02% in 2018. In accordance with SEC instructions, a zero was reported even though there was a negative value. The total decrease for each NEO with pension benefits was $(60,528) for Mr. Ortberg (comprised of $(33,060) in the Rockwell Collins Pension Plan, $(8,621) in the Rockwell Collins Non-Qualified Pension Plan and $(18,847) in the 2005 Rockwell Collins Non-Qualified Pension Plan), $(66,561) for Mr. Allen (comprised of $(23,236) in the Rockwell Collins Pension Plan, $(12,982) in the Rockwell Collins Non-Qualified Pension Plan and $(30,343) in the 2005 Rockwell Collins Non-Qualified Pension Plan), $(86,709) for Mr. Statler (comprised of $(40,462) in the Rockwell Collins Pension Plan, $(11,031) in the Rockwell Collins Non-Qualified Pension Plan and $(35,216) in the 2005 Rockwell Collins Non-Qualified Pension Plan) and $(28,708) for Mr. Jasper (comprised of $(27,789) in the Rockwell Collins Pension Plan and $(919) in the 2005 Rockwell Collins Non-Qualified Pension Plan).

All Other Compensation. The following table summarizes the information included in the All Other Compensation column in the Summary Compensation Table.

Name	Contributions to Savings Plans ($)	Contributions to Deferred Compensation Plan ($)	Car Allowance ($)	Financial Planning ($)	Other ($)
Mr. Ortberg	216,716	—	25,200	5,000	35,931
Mr. Allen	109,102	—	20,400	6,075	21,038
Mr. Lieberherr	11,000	243,988	20,400	7,700	68,261
Mr. Statler	110,611	—	20,400	2,565	854
Mr. Jasper	85,251	—	20,400	7,026	3,777

For Messrs. Ortberg, Allen, Statler and Jasper, the amounts shown in the “Contributions to Savings Plans” column are the sum of the matching and retirement contributions made to our tax-qualified and non-qualified retirement savings plans. We match 62.5% of participants’ contributions under our retirement saving plans up to the first eight percent of the base salary. We also make retirement savings plan contributions, regardless of whether an employee makes contributions, based upon the combination of an employee’s age and years of service (points). These contributions can range from 0.5% (up to 34 points) to 6% (with 75 points) of the sum of the employee’s base salary and annual incentive plan payment for the year. For Mr. Lieberherr the amount shown in the “Contribution to Savings Plans” column is the company contribution to B/E’s tax-qualified savings plan under which B/E matches 100% of the first 3% and 50% of the next 2% of compensation contributed up to a maximum contribution of $11,000. The amount shown in the “Contributions to Deferred Compensation Plan” column were made pursuant to B/E’s 2010 Deferred Compensation Plan and equal to 27.5% of Mr. Lieberherr’s salary.

The amounts shown in the “Financial Planning” column are the reimbursements for financial planning.

For Mr. Ortberg, the amount in the “Other” column includes event tickets, incidental incremental costs from spousal attendance at offsite meetings, an executive physical, $4,922 in incremental costs for the personal use of company aircraft and a $26,812 tax gross up for his assignment to Florida. We determine the aggregate incremental cost of company aircraft use on a per flight basis and it includes the cost of fuel, on-board catering, weather monitoring costs, landing fees, trip-related hangar and parking costs and variable crew-related costs such as hotels and meals. For Mr. Allen, the amount in the “Other” column includes the cost of membership in airline clubs, incidental incremental costs from spousal attendance at offsite meetings, an executive physical and a $17,056 tax gross up for his assignment to Florida. For Mr. Lieberherr, the amount in the “Other” column represents the medical reimbursement expenses that he is entitled to under B/E’s executive medical reimbursement plan. For Mr. Statler, the amount in the “Other” column includes event tickets, incidental incremental costs from spousal attendance at offsite meetings and an executive physical. For Mr. Jasper, the amount in the “Other” column includes the cost of membership in airline clubs, incidental incremental costs from spousal attendance at offsite meetings and $3,200 for an executive physical.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2018

Shown below is information on grants to the NEOs of plan-based awards during 2018.

Name			Estimated Possible Payouts Under Non- Equity Incentive Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under- lying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
	Grant Date and Type		Target ($)	Maximum ($)	Target (#)	Maximum (#)
Ortberg	9/30/2017	ICP	1,703,655	3,407,310
	11/13/2017	Performance Shares			27,368	65,683				3,650,070
	11/13/2017	RSUs					27,368			3,650,070
Allen	9/30/2017	ICP	604,851	1,209,702
	11/13/2017	Performance Shares			5,999	14,398				800,087
	11/13/2017	RSUs					5,999			800,087
Lieberherr	9/30/2017	MIP	799,313	1,598,626
	11/13/2017	Performance Shares			4,874	11,698				650,045
	11/13/2017	RSUs					4,874			650,045
Statler	9/30/2017	ICP	532,877	1,065,754
	11/13/2017	Performance Shares			4,124	9,898				550,018
	11/13/2017	RSUs					4,124			550,018
Jasper	9/30/2017	ICP	448,403	896,806
	11/13/2017	Performance Shares			3,749	8,998				500,004
	11/13/2017	RSUs					3,749			500,004

The following is an explanation of the above table:

ICP/MIP. The amount in the “ICP” row represents the annual incentive established for each NEO under our Annual Incentive Compensation Plan (ICP), which is an incentive program designed to reward the achievement of annual performance goals. Mr. Lieberherr was a participant in B/E’s Management Incentive Plan (MIP), which is also designed to reward the achievement of annual performance goals. The performance measures and methodology for calculating payouts are described in the “Compensation Discussion and Analysis.” See the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table for the amounts paid for 2018.

Performance Shares. The amounts in the “Performance Shares” row represent the annual performance share awards granted in November 2017 to each NEO under our 2015 Long-Term Incentives Plan. These long-term incentive grants are designed to reward the achievement of free cash flow and cumulative sales growth goals over a three-year performance period. Payouts can range from 0 to 200% of target and may be further adjusted based on our TSR for the performance period as measured against the aerospace and defense TSR modifier companies. This adjustment is a multiplier that can range from plus 20% to minus 20%. See the “Compensation Discussion and Analysis” for more information. Until the distribution of any common stock after the performance period is complete, executives do not have rights to vote the shares, receive dividends or any other rights as a shareowner. NEOs must remain employed through the performance period to earn an award, although pro-rata vesting will occur if employment terminates earlier due to early or normal retirement, death or disability. See the “Potential Payments Upon Termination or Change of Control” for further discussion.

Restricted Stock Units. The amounts in the “RSUs” row represent the restricted stock units granted in November 2017 to each NEO under our 2015 Long-Term Incentives Plan. Restricted stock units that were awarded vest in three annual equal installments beginning on the first anniversary of the date of grant. NEOs must remain employed through the vesting period to earn an award, although pro-rata or full vesting will occur if employment terminates earlier due to early or normal retirement, death or disability. See the “Potential Payments Upon Termination or Change of Control” for further discussion.

Stock Options. No stock options were granted in 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2018

The following table provides outstanding stock options and unvested stock awards information for the NEOs as of the end of 2018.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ortberg	11/17/14	114,800	—	83.69	11/17/24
	11/09/15	93,800	46,900	86.75	11/09/25			57,638	8,096,410
	11/14/16	50,466	100,934	88.71	11/14/26			58,618	8,234,070
	11/13/17	—	—	—		27,368	3,844,383	54,736	7,688,766
Allen	11/20/09	35,200	—	53.08	11/20/19
	11/19/10	34,000	—	55.75	11/19/20
	11/14/11	36,000	—	55.01	11/14/21
	11/12/12	40,200	—	54.37	11/12/22
	11/11/13	27,200	—	70.97	11/11/23
	11/17/14	25,600	—	83.69	11/17/24
	11/09/15	18,800	9,400	86.75	11/09/25			11,528	1,619,338
	11/14/16	10,700	21,400	88.71	11/14/26			12,400	1,741,828
	11/13/17	—	—	—		5,999	842,680	11,998	1,685,359
Lieberherr	11/13/17	—	—	—		4,874	684,651	9,748	1,369,302
Statler	11/12/12	44,300	—	54.37	11/12/22
	11/11/13	29,900	—	70.97	11/13/23
	11/17/14	28,100	—	83.69	11/17/24
	11/09/15	20,666	10,334	86.75	11/09/25			12,682	1,781,441
	11/14/16	10,700	21,400	88.71	11/14/26			12,400	1,741,828
	11/13/17	—	—	—		4,124	579,298	8,248	1,158,597
Jasper	11/12/12	36,200	—	54.37	11/12/22
	11/11/13	27,200	—	70.97	11/11/23
	11/17/14	25,600	—	83.69	11/17/24
	11/09/15	18,800	9,400	86.75	11/09/25			11,528	1,619,338
	11/14/16	9,733	19,467	88.71	11/14/26			11,274	1,583,659
	11/13/17	—	—	—		3,749	526,622	7,498	1,053,244

The following is an explanation of the prior table:

Stock Options. Stock options vest in three equal annual installments beginning on the first anniversary of the date of grant. If an option recipient retires prior to the first anniversary of the grant date of the option, the option is terminated. All stock options are granted with an exercise price equal to our closing share price on the date of grant.

Restricted Stock Units. Restricted stock units (RSUs) vest in three equal annual installments beginning on the first anniversary of the date of grant. If an RSU recipient retires, he or she will receive a pro-rated numbers of unvested RSUs based on the number of days which have elapsed since the grant date of the RSUs at the time of retirement.

Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested. The amounts in the “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” column were calculated by multiplying each NEO’s target performance shares by the maximum payout percentage assuming no adjustment for the TSR performance modifier. The actual number of shares that will be awarded, to the extent earned, will be determined after the applicable three-year performance period is complete. Vesting and payment of performance shares for the November 2016 grant (covering the 2017–2019 performance period) will be based on performance for the three-year cycle ending with 2019. Vesting and payment of performance shares for the November 2017 grant (covering the 2018–2020 performance period) will be based on performance for the three-year cycle ending with 2020. If a performance share recipient retires prior to the completion of a three-year performance cycle, the performance share payout is prorated for service that is completed prior to retirement.

The market value of performance shares that have not vested as of our fiscal year end was calculated using our year end closing share price of $140.47 multiplied by the number of shares displayed in the prior column.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR 2018

The following table provides information regarding stock options and stock awards, exercised and vested, for the NEOs during 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ortberg	398,400	31,875,069	32,854	4,615,001
Allen	65,050	6,760,089	6,571	923,028
Lieberherr	—	—	—	—
Statler	—	—	7,229	1,015,458
Jasper	25,100	2,027,747	6,571	923,028

The following is an explanation of the above table:

Value Realized on Exercise. The amounts shown in the “Value Realized on Exercise” column were calculated using the spread between the market price at exercise and the stock option exercise price, multiplied by the number of stock options exercised. The stock options exercised may include both incentive stock options and non-qualified stock options. Messrs. Ortberg, Allen and Jasper exercised a large number of options in order to mitigate potential excise tax in connection with the UTC merger.

Value Realized on Vesting. The amounts shown in the “Value Realized on Vesting” column were calculated by multiplying the number of performance shares that vested with respect to the 2016–2018 performance period by $140.47, our year end closing share price.

PENSION BENEFITS FOR FISCAL YEAR 2018

The following table provides information as of the end of 2018 (the pension measurement date for purposes of our financial statements) for each NEO eligible for a benefit under our qualified and non-qualified defined benefit pension plans.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Ortberg	Rockwell Collins Pension Plan	19.2	788,493	—
	Rockwell Collins Non-Qualified Pension Plan	19.2	205,603	—
	2005 Rockwell Collins Non-Qualified Pension Plan	19.2	429,833	—
Allen	Rockwell Collins Pension Plan	11.8	364,034	—
	Rockwell Collins Non-Qualified Pension Plan	11.8	203,379	—
	2005 Rockwell Collins Non-Qualified Pension Plan	11.8	470,135	—
Statler	Rockwell Collins Pension Plan	19.8	598,728	—
	Rockwell Collins Non-Qualified Pension Plan	19.8	163,233	—
	2005 Rockwell Collins Non-Qualified Pension Plan	19.8	514,533	—
Jasper	Rockwell Collins Pension Plan	15.4	337,650	—
	Rockwell Collins Non-Qualified Pension Plan	15.4	—	—
	2005 Rockwell Collins Non-Qualified Pension Plan	15.4	10,900	—

In September 2006, we froze our qualified and non-qualified defined benefit pension plans and shifted our emphasis to our savings plans. The number of years of credited service for each NEO shown above reflects the years of service he had when our defined benefit pension plans were frozen. Set forth below is further disclosure relating to our frozen qualified and non-qualified defined benefit pension plans.

We maintain qualified and non-qualified defined benefit pension plans for our employees. As part of the 2001 spin-off from Rockwell International, all of the qualified defined benefit pension plans were merged into one plan and renamed the Rockwell Collins Pension Plan (“Qualified Pension Plan”). Effective September 30, 2006, the Qualified Pension Plan was frozen to discontinue benefit accruals for salary increases and services rendered after that date, other than for employees covered by collective bargaining agreements. Each of the current NEOs, other than Mr. Lieberherr, who was appointed after the plan was frozen, is eligible for pension benefits under the Qualified Pension Plan. Benefit calculations for each NEO in the table is unique depending on age, years of service and average annual covered compensation. Covered compensation includes salary and annual incentive payments.

We also maintain non-qualified defined benefit pension plans (the Rockwell Collins Non-Qualified Pension Plan (“NQ Pension Plan”) and the 2005 Rockwell Collins Non-Qualified Pension Plan (“2005 NQ Pension Plan”)) to provide eligible employees with supplemental pension benefits in excess of the maximum benefit allowed under the Qualified Pension Plan by reason of limitations of the Internal Revenue Code. A participant’s supplemental retirement benefit is generally based on a continuation of the participant’s benefit calculation formula under the Qualified Pension Plan if not for the Internal Revenue Code limits. We adopted the 2005 NQ Pension Plan to comply with the requirements of Internal Revenue Code Section 409A for non-qualified pension benefits earned after 2004. Non-qualified pension benefits for service and compensation earned before 2005 will be paid from the NQ Pension Plan and benefits for service and compensation earned after 2004 will be paid from the 2005 NQ Pension Plan.

Executive officers hired on or after January 1, 1993 and before October 1, 2006 are covered by an enhanced early build-up retirement benefit provision broadly available to the other salaried participants hired before 1993. This benefit was also frozen on September 30, 2006.

The Qualified Pension Plan does not have a permanent lump sum option except for the distribution of certain small benefits (i.e., with a present value less than $5,000). Payments from the NQ Pension Plan are made in the same form and at the same time as payments from the Qualified Pension Plan. Under the 2005 NQ Pension Plan, participants made an election at the end of calendar year 2008 as to the form and timing of the payments that will be made upon separation from employment. For benefits payable under the 2005 NQ Pension Plan, participants can elect to receive a life annuity, one lump sum or up to ten annual installments.

The present value of the accumulated pension benefit for each named executive officer is calculated as required by regulatory standards using a 4.02% discount rate as of September 28, 2018, and a retirement age of 62, the earliest age an executive can retire without a reduction in benefits. For the Qualified Pension Plan and the NQ Pension Plan, the form of payment for the NEOs assumes a weighted average of a joint and 60% survivor annuity and a single life annuity. For the 2005 NQ Pension Plan, the form of payment is based on the NEOs’ election. For further discussion related to our pension assumptions, see Note 10 of the Notes to Consolidated Financial Statements in the 2018 Annual Report on Form 10-K.

NON-QUALIFIED DEFERRED COMPENSATION FOR FISCAL YEAR 2018

The table below provides information on the non-qualified deferred compensation of the NEOs in 2018, including the following elements:

Rockwell Collins Deferred Compensation Plan

For Messrs. Ortberg, Allen, Statler and Jasper, the plan allows them and other eligible employees to defer a portion of their income and earnings until a future date when distributions are received from the plan. Participation in the plan is an annual decision and elections must generally be made during an annual enrollment period. Participants are not allowed to change their deferral election during the year.

Participants may elect to defer up to 50% of their base salaries and/or as much as 100% of their annual incentive awards. The 2005 Deferred Compensation Plan also provides for a matching contribution for each participant to the extent participation in the plan reduces the matching contribution the executive would have received under our Qualified Retirement Savings Plan (“Qualified Savings Plan”). Participants may elect to receive their balances on a future specified date while in-service, at retirement (up to 15 annual installments or as a lump sum) or upon termination (lump sum only). Participants can choose any of the measurement funds offered by the plan, which generally mirror the funds provided in our Qualified Savings Plan, and have the ability to change their investment elections at any time. The measurement fund options are intended to mirror as closely as possible the performance of the underlying investment funds.

B/E Aerospace Deferred Compensation Plan

Mr. Lieberherr participated in B/E’s 2010 Deferred Compensation Plan. Under this plan we allow Mr Lieberherr and other eligible Interior Systems employees to defer up to 75% of their salaries and 100% of their annual bonuses until a future date when distributions are received from the plan. Participation in the plan is an annual decision and elections must generally be made during an annual enrollment period. Participants are not allowed to change their deferral election during the year. Participants may elect to receive their balances on a future specified date while in-service, at retirement (up to 15 annual installments or as a lump sum) or upon termination (lump sum only). Participants can choose any of the measurement funds offered by the plan and have the ability to change their investment elections at any time.

Pursuant to the Lieberherr Employment Agreement, Rockwell Collins makes a contribution equal to 7.5% of Mr. Lieberherr’s monthly salary and a contribution equal to 20% of his annual salary on January 1 each year while employed. These contributions are fully vested when made. These were contributions were part of Mr. Lieberherr’s prior employment agreement with B/E.

Rockwell Collins Non-Qualified Retirement Savings Plan

The primary purpose of our Non-Qualified Retirement Savings Plan (“Non-Qualified Savings Plan”) is to supplement our Qualified Savings Plan by allowing employees to receive credits for contributions that could not be made to the Qualified Savings Plan due to the Internal Revenue Code compensation limit or annual additions limit. Additionally, participants receive credits to the Non-Qualified Savings Plan for amounts that but for the Internal Revenue Code limits would have been contributed to the Qualified Savings Plan (a) as company matching contributions equal to 62.5% of the first eight percent of employee contributions and (b) as company retirement contributions (such defined contributions are expressed as a specified percentage of eligible compensation determined based on the sum of a participant’s age and years of service).

Participants may defer up to 50% of their base salaries to the plan. With respect to distributions, contributions made prior to 2005 permit participants to receive their balances upon termination of employment either through a lump sum payment or in annual installments up to ten years. Contributions made in 2005 through 2007 are paid in a lump sum only upon termination of employment. We adopted the 2005 Non-Qualified Savings Plan to comply with Internal Revenue Code Section 409A requirements. Beginning with deferral elections for 2008, participants can receive their resulting balances upon termination of employment either through a lump sum payment or in up to ten annual installments.

The investment funds available for the employee and company credits in the Non-Qualified Savings Plan are similar to the investment funds in the Qualified Savings Plan. Mr. Lieberherr is not a participant in the Rockwell Collins Non-Qualified Savings Plan.

Name	Plan	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings/ (Losses) in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Ortberg	RC DCP	—	—	105,591	—	732,771
	NQSP	68,862	186,466	101,777	—	2,249,996
Allen	RC DCP	—	—	87,003	—	655,711
	NQSP	31,765	78,852	154,253	—	1,595,068
Lieberherr	B/E DCP	337,568	243,988	143,997	—	6,403,442
	NQSP	—	—	—	—	—
Statler	RC DCP	—	—	—	—	—
	NQSP	31,288	80,361	92,401	—	1,486,458
Jasper	RC DCP	—	—	7,887	—	121,124
	NQSP	10,114	55,001	50,247	—	559,698

The following is an explanation of the above table:

Executive Contributions in Last FY. The amounts in the “Executive Contributions in Last FY” column include contributions that were reported in the Summary Compensation Table in 2018.

Registrant Contributions in Last FY. The amounts in the “Registrant Contributions in Last FY” column include company contributions credited to each executive’s NQSP account during 2018. Company contributions for Mr. Ortberg, Mr. Allen, Mr. Statler and Mr. Jasper include credits equal to 62.5% of the first eight percent of the executive’s base salary, and retirement contributions equal to a percentage of eligible compensation (salary and incentive plan payments) based on the sum of the executive’s age and years of service. Contributions are only made to the extent they could not be made to the Qualified Savings Plan. The amounts in this column include registrant contributions that were reported in the Summary Compensation Table as All Other Compensation in 2018. For Mr. Lieberherr, company contributions were equal to 27.5% of his annual salary.

Aggregate Earnings/(Losses) in Last FY. The amounts in the “Aggregate Earnings/(Losses) in Last FY” column include actual dividends and market value changes in the plan accounts during 2018.

Aggregate Withdrawals/Distributions. The amounts in the “Aggregate Withdrawals/Distributions” column show any withdrawals or distributions from the NEOs’ DCP and/or NQSP accounts during 2018.

Aggregate Balance at Last FYE. The fiscal year-end balances for the NQSP include the following contribution amounts that were previously reported in the Summary Compensation Table for 2017 and 2016: Ortberg ($206,082 for 2017 and $211,587 for 2016), Allen ($91,296 for 2017 and $89,290 for 2016), Statler ($96,896 for 2017 and $99,230 for 2016), Jasper ($68,720 for 2017 and $67,334 for 2016).

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The following information and table set forth amounts that would be payable to our NEOs upon certain termination scenarios and also upon the occurrence of a change of control of the Corporation without a termination.

We do not generally enter into employment contracts with our executive officers nor do we have any severance plan or arrangement for our executive officers. The executives serve at the will of the Board. This approach allows us to remove an executive officer prior to retirement whenever it is in our best interests to do so, with discretion on whether to provide any severance benefits. On the rare occasion when an executive officer is removed, the Compensation Committee may exercise its business judgment in approving an appropriate separation agreement in consideration of all relevant circumstances, including the individual’s term of employment, past accomplishments and reasons for separation.

Executive officers are subject to certain restrictive agreements with us upon termination of employment, including confidentiality restrictions, mutual arbitration agreements and non-competition covenants and employee non-solicitation covenants. An executive could lose all outstanding long-term incentives and/or be required to refund various long-term incentive benefits realized in the prior two-year period for breaching these non-compete or non-solicitation restrictions. Upon a change of control, the executive will no longer be bound by the non-competition and non-solicitation covenants, and the forfeiture and repayment obligations described in the immediately preceding sentence will no longer apply. Executives will continue to be subject to our clawback policy following termination of employment.

Assumptions and General Principles

The following assumptions and general principles apply with respect to the table below and any termination of employment of an NEO. The amounts shown in the table assume that each NEO was terminated at the end of 2018. Accordingly, the table includes estimates of amounts that would be paid to the NEO upon the occurrence of a termination or change of control. The actual amounts to be paid to an NEO can only be determined at the time of the termination or change of control.

An NEO is entitled to receive amounts earned during employment regardless of the manner in which his or her employment is terminated. These amounts include base salary, the bonus payable for the completed fiscal year, and unused vacation. These amounts are not shown in the table because they are not specifically related to the termination of employment.

Pursuant to the awards under our long-term incentives plans, an NEO who terminates employment by death, disability or retirement during the performance period under the award is eligible to receive a pro-rata payment for the portion of the period that elapsed prior to the termination of employment. In the event of a voluntary termination or a termination for cause before the end of the performance period, no payments will be made. See the discussion of “Long-Term Incentives” in the “Compensation Discussion and Analysis” for a description of our long-term incentive compensation plans.

An NEO may exercise any stock options that vested prior to the date of termination. Any payments related to these vested stock options are not included in the table because they are not specifically related to the termination of employment.

An NEO will be entitled to receive all amounts accrued and vested under our retirement and savings programs, pension plans and deferred compensation plans in which the NEO participates. These amounts will be determined and paid in accordance with the applicable plan and are not included in the table because they are not specifically related to the termination of employment. Certain of these amounts are set forth in the Pension Benefits Table and the Non-Qualified Deferred Compensation Table.

Normal and Early Retirement

An NEO is eligible to elect normal retirement at age 65 and early retirement between the ages of 55 and 64. All of our full-time salaried employees, other than B/E employees, hired prior to October 1, 2006 with at least ten years of service are eligible for health care and life insurance benefits upon normal retirement subject to the terms of the plans and applicable limits on company contributions. As noted in the description under Lieberherr Employee Agreement, Mr. Lieberherr and his spouse have lifetime medical benefits. In addition, upon normal and early retirement, all outstanding stock options will continue to vest in accordance with their terms and be exercisable for up to five years after retirement. As of the end of 2018, none of our NEOs were eligible for normal retirement. Mr. Ortberg is eligible for early retirement.

Death and Disability

In the event of the death of an NEO, unvested restricted stock units will vest and all outstanding stock options will immediately vest and become exercisable. The amounts set forth in the table for stock options reflect the difference between the closing price of our common stock at year end 2018 and the exercise prices for each option for which vesting accelerated. In the event of the disability of an NEO, unvested restricted stock units will vest and all stock options will continue to vest in accordance with their terms and the Corporation’s practices. Upon an NEO’s death or disability, the executive’s estate or the executive is entitled to a pro-rata payout in respect of outstanding performance shares. The payment will be made following the completion of the applicable performance period and will be based upon the performance achieved over the applicable performance period.

Each NEO is eligible for company-paid life insurance. Life insurance benefits are not shown in the table because the amount is based on the same formula that is generally available to our salaried employees. Mr. Lieberherr’s beneficiary is also entitled to a $5 million death benefit. This arrangement was put in place by B/E.

Each NEO also participates in our disability insurance programs, which consist of salary continuation, short-term disability, and long-term disability. The disability benefits for NEOs are not shown in the table because they are based on the same formula as those generally available to all salaried employees.

Voluntary Termination and Termination for Cause

An NEO is not entitled to receive any severance payments or additional benefits upon his or her voluntary decision to terminate employment with us prior to being eligible for retirement or upon termination of employment by us for cause.

Change of Control

We have entered into change of control agreements with each of the NEOs. Forms of these agreements have been publicly filed as exhibits to our reports filed with the SEC. Each agreement is set to expire in June 2019 with the agreements automatically renewed annually unless 60-days advance notice of non-renewal is given. Each agreement becomes effective upon a “change of control” during the term, as follows:

•	the acquisition by any individual, entity or group of 20% or more of the combined voting power of our outstanding securities;

•	a change in the composition of a majority of our Board of Directors that is not supported by our current Board of Directors;

•

a major corporate transaction, such as a reorganization, merger or consolidation or sale or other disposition of all or substantially all of our assets, that results in a change in the majority of our Board of Directors or of more than 50% of our shareowners; or

•	approval by our shareowners of our complete liquidation or dissolution.

The consummation of the merger with United Technologies Corporation will constitute a change of control under the agreements.

Each agreement provides for the continued employment of the executive for two years after the change of control on terms and conditions no less favorable than those in effect before the change of control. Severance benefits are available after a change of control, if an NEO’s employment is terminated without “cause” (termination for reasons other than willful nonperformance of duties after written demand or willful engagement of illegal conduct or gross misconduct) or if the executive terminates employment for “good reason” (including decrease in position, authority, duties or responsibilities, failure to maintain compensation, change in office location by more than 35 miles or certain breaches of the agreement) within that two-year period. The agreements do not provide for excise tax gross-ups. The executive is entitled to severance benefits equal to two or three times the executive’s annual compensation, including bonus, and the value of other retirement, health and welfare benefits for two or three years. Our chief executive officer and any executive officer who was already a party to a change of control agreement with us prior to April 2012 will receive severance benefits based upon the three times multiplier. Messrs. Ortberg, Allen and Statler have a three times multiplier. Any executive officers appointed after April 2012, other than a new chief executive officer, will receive severance benefits based upon the two times multiplier. Messrs. Jasper and Lieberherr have a two times multiplier.

In addition to the change of control agreements, our long-term incentive agreements also include accelerated vesting and potentially enhanced payout provisions in the event of a loss of employment in connection with a change of control. These long-term incentive arrangements include:

•

performance shares that become fully vested upon a change of control and a qualifying termination of employment and are subsequently paid out at the prior three-year average payout percentage for performance shares;

•	stock options that become fully vested upon a change of control and a qualifying termination of employment; and

•	restricted stock units that become fully vested upon a change of control and qualifying termination of employment.

The 2005 NQ Pension Plan provides for a lump sum payment payable upon a change of control without the requirement of a termination of employment if a participant elected this benefit prior to the end of calendar year 2008.

The following table presents, as of the end of 2018, the estimated incremental payments potentially payable to the NEOs upon each of the specified events.

Estimated Incremental Payments on Termination or Change of Control
	Ortberg ($)	Allen ($)	Lieberherr ($)	Statler ($)	Jasper ($)
Normal and Early Retirement
Performance Shares	4,026,151	861,502	228,217	773,708	703,427
Restricted Stock Units	1,122,496	246,103	199,889	169,126	153,815
Stock Options	7,743,812	1,612,632	—	1,662,806	1,512,580
Death
Performance Shares	4,026,151	861,502	228,217	773,708	703,427
Restricted Stock Units	3,844,383	842,680	684,651	579,298	526,622
Stock Options	7,743,812	1,612,632	—	1,662,806	1,512,580
Death Benefit	—	—	5,000,000	—	—
Disability
Performance Shares	4,026,151	861,502	228,217	773,708	703,427
Restricted Stock Units	3,844,383	842,680	684,651	579,298	526,622
Stock Options	7,743,812	1,612,632	—	1,662,806	1,512,580
Termination Without Cause or for Good Reason After a Change of Control
Performance Shares	7,430,657	1,599,354	639,007	1,353,531	1,230,555
Restricted Stock Units	3,844,383	842,680	684,651	579,298	526,622
Stock Options	7,743,812	1,612,632	—	1,662,806	1,512,580
Severance	3,511,500	2,029,800	1,776,250	2,011,800	1,092,600
Annual Incentive	5,465,650	1,924,250	1,886,378	1,670,062	907,004
Benefits Continuation	54,719	57,044	219,228	65,614	36,813
Retirement Benefits	744,165	391,352	510,469	390,172	188,741
Outplacement Assistance	175,575	101,490	133,219	100,590	81,945

The following is an explanation of the above table:

Normal and Early Retirement; Death; and Disability. The amounts shown for the “Performance Shares” under the “Normal and Early Retirement; Death; and Disability” header were calculated by multiplying each NEO’s target performance shares by the target payout percent assuming no adjustment for the TSR performance modifier, pro-rating the amount for one-third completion of the 2018–2020 performance period and pro-rating for two-thirds completion of the 2017–2019 performance period and then multiplying these amounts by the year end closing share price of $140.47.

The amounts shown for the “Restricted Stock Units” under “Normal and Early Retirement” are a pro-rated vesting amount based upon a $140.47 stock price that assumes the NEO retires on the last day of the fiscal year.

The amounts shown for the Stock Options under “Death; Normal and Early Retirement; and Disability” are the spread value or “in the money” value of all outstanding unvested stock options based upon a $140.47 stock price at the end of the year as if they otherwise had become vested at the end of the year. For details on outstanding unvested stock options see the “Outstanding Equity Awards At Fiscal Year End” table.

Death. The amounts shown for the “Performance Shares” and “Stock Options” under the Death header are calculated as described in the “Normal and Early Retirement.”

The amounts shown for the “Restricted Stock Units” were determined by multiplying the unvested restricted stock units by the year-end closing price of $140.47.

The amounts shown for the “Death Benefit” for Mr. Lieberherr is the amount his beneficiary will receive.

Disability. The amounts shown for the “Performance Shares,” “Restricted Stock Units” and “Stock Options” are calculated as described in the “Normal and Early Retirement.”

The amounts shown for the “Restricted Stock Units” were determined by multiplying the unvested restricted stock units by the year-end closing share price of $140.47.

Termination Without Cause or for Good Reason. The amounts shown for “Performance Shares” are based on full participation periods. The amounts were calculated by multiplying each NEO’s target performance shares by the prior three-year average payout percentage for performance shares assuming no adjustment for the TSR performance modifier and then multiplying these amounts by the year end closing price of $140.47.

The amounts shown for “Restricted Stock Units” were determined by multiplying the unvested restricted stock units by the year-end closing price of $140.47.

The amounts shown for “Stock Options” are the sum of the spread or “in the money” value of the outstanding unvested stock options at the end of the year that vest upon the occurrence of a change of control and a qualifying termination.

The amounts shown for “Severance” are equal to three times the base salary at the end of the year for Messrs. Ortberg, Allen and Statler. Messrs. Jasper and Lieberherr receive two times base salary due to changes made to our change of control agreements for executive officers appointed after April 2012.

The amounts shown for “Annual Incentive” were calculated by multiplying each NEO’s base salary by his Incentive Compensation Plan target percent at the end of the year and multiplying this amount by each NEO’s average annual incentive compensation plan payout percent for the prior three years (or in the case of Mr. Lieberherr over two years given he has not been employed with us for three years). This amount was multiplied by three for Messrs. Ortberg, Allen and Statler. For Messrs. Jasper and Lieberherr, this amount was multiplied by two.

The amounts shown for “Benefits Continuation” are the estimated cost of providing health and welfare benefits for three years following a termination after a change of control for Messrs. Ortberg, Allen and Statler and the cost of providing these benefits for two years for Messrs. Jasper and Lieberherr. These amounts are grossed up to the extent these benefits would not have been taxable to the executive if the executive had continued employment.

The amounts shown for “Retirement Benefits” for each of the NEOs other than Mr. Lieberherr are the equivalent of an additional three years (two years in the case of Mr. Jasper) of contributions to the Qualified Retirement Savings Plan and the 2005 Non-Qualified Savings Plan. For Mr. Lieberherr, the amount shown is the equivalent of two years of company contributions under B/E’s 2010 Deferred Compensation Plan and two years of matching contributions under B/E’s tax-qualified savings plan. In addition, for Messrs. Allen, Statler and Jasper the amount reported includes the estimated value of an early retirement subsidy payable under the 2005 NQ Pension Plan to plan participants who attained age 50 but not age 55 upon the participant’s termination of employment. This value was estimated to be $47,367 for Mr. Allen and $60,070 for Mr. Statler and $1,399 for Mr. Jasper. These amounts were decreased by $12,786 for Mr. Allen and by $10,569 for Mr. Statler to reflect a corresponding decrease in the value of the lump sum benefit payable under the NQ Pension Plan that would be payable upon a change of control. The decreases under the NQ Pension Plan are largely driven by the use of a higher discount rate in valuing the lump sum payment payable upon a change of control as compared to the discount rate used to value the monthly benefits payable under the NQ Pension Plan absent a change of control.

The amounts shown for “Outplacement Assistance” assume a cost equal to 15% of the NEO’s salary. If outplacement assistance is necessary, the actual expense could vary.

Fiscal Year 2018 CEO Pay Ratio Disclosure

The following table shows the ratio of our CEO’s 2018 total compensation to the median annual total compensation of our employee population.

CEO 2018 Annual Total Compensation	Median Employee 2018 Annual Total Compensation	2018 Ratio of CEO to Median Employee Pay
$10,422,412	$74,566	140:1

To identify our median employee, we reviewed the 2018 fiscal year total direct compensation or TDC of all our employees other than the CEO as of July 13, 2018. TDC equals total base pay, target annual incentive pay and any long term incentive pay. Contractors that we determine pay for were also included. Independent contractors and other individuals who provide services to the company whose pay is determined by a third party were excluded from the determination of median employee pay. Also, as permitted by SEC rules, we excluded several de minimis country populations from our review because in the aggregate those populations make up less than 5% of our total employee base.¹

Once we determined the median employee TDC, we calculated that employee’s annual total compensation in the same manner in which we calculated the annual compensation for our CEO in the Summary Compensation Table on page 29. Our median employee had base pay of $66,482 (including overtime) and $8,084 in other compensation elements (comprised of employer contributions to the tax qualified savings plan, a spot compensation award and an annual incentive plan payment) for an annual total compensation of $74,566.

(1)	Our employee population, after De Minimis Exemptions, consisted of 30,617 individuals.

De Minimis Exemption:

Total U.S. Employees                                              21,462

Total non-U.S. Employees                                     10,722

Total Global Workforce                                         32,184

Total Exemptions                                                      1,567

China (161), Dominican Republic (8), India (1,196), Japan (133), Kenya (9), Malaysia (1), Russia (7), Spain (13), Taiwan (23), Tanzania (1), Thailand (3), Vietnam (12)

Total U.S. Employees 21,462

Total non U.S. Employees                                       9,155 (excluding 1,567 employees)

Total Workforce for Median Calculation               30,617

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plan Information

The following table gives information as of September 30, 2018 about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved By Security Holders(1)	3,834,234	(2)(5)	$76.83	5,198,355	(3)(4)

Equity Compensation Plans Not Approved By Security Holders	0		0	0

Total	3,834,234		$76.83	5,198,335

(1)	Consists of the 2015 Long Term Incentives Plan.
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

EQUITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareowners

The following table provides information about each shareowner known to us to own beneficially more than five percent of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Shares	Percent of Class(1)
The Vanguard Group(2)(3) 100 Vanguard Blvd. Malvern, PA 19355	16,456,733	10.0%
BlackRock, Inc.(4)(5) 55 East 52nd Street New York, NY 10055	11,987,278	7.3%

(1)	Percent of class calculation is based on shares of common stock outstanding as of October 31, 2018
(2)	Based on a Schedule 13G/A filed with the SEC by this shareowner reporting beneficial ownership of these shares as of February 28, 2018.
(3)	This shareowner has sole voting power with respect to 203,662 shares and sole dispositive power with respect to 16,198,978 shares.
(4)	Based on a Schedule 13G filed with the SEC by this shareowner reporting beneficial ownership of these shares as of December 31, 2017.
(5)	This shareowner has sole voting power with respect to 10,680,533 shares and sole dispositive power with respect to 11,987,278 shares.

Management and Director Equity Ownership

The following table shows the beneficial ownership, reported to us as of October 31, 2018, of our common stock, including shares as to which a right to acquire ownership within 60 days of that date exists within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, of each director, each executive officer listed in the Summary Compensation Table on page 29 and of such persons and other executive officers as a group. Beneficial ownership includes shares subject to stock options, restricted stock units and performance shares that can be acquired (including as a result of expected vesting and/or delivery, but excluding any future dividend equivalents payable on restricted stock units held by directors) within 60 days of October 31, 2018.

Name	Beneficial Ownership on October 31, 2018
	Shares(1)		Percent of Class(2)
Robert K. Ortberg	490,825	(3,4,5)	*
Anthony J. Carbone	70,674	(6,7)	*
Chris A. Davis	60,719	(6,7)	*
Ralph E. Eberhart	21,829	(7)	*
John A. Edwardson	16,970	(7)	*
Richard G. Hamermesh	10,474	(7)(8)	*
David Lilley	35,513	(7)	*
Andrew J. Policano	26,442	(7)	*
Cheryl L. Shavers	27,770	(6,7)	*
Jeffrey L. Turner	13,582	(7)	*
Patrick E. Allen	317,479	(3,4,5)	*
Werner Lieberherr	10,561	(9)	*
Philip J. Jasper	167,866	(3,4,5)	*
Kent L. Statler	211,541	(3,4,5)	*
All of the above and other executive officers as a group (25 persons)	1,923,425	(3,4,5,6,7)	1.1%

(1)	Each person has sole voting and dispositive power with respect to the shares listed unless otherwise indicated.
(2)

Percent of class calculation is based on shares of common stock outsatanding as of October, 31, 2018. The shares owned by each person, and by the group, and the shares included in the number of shares outstanding have been adjusted, and the percentage of shares owned has been computed, in accordance with Rule 13d-3-(d)(1) under the Securities Exchange Act of 1934, as amended.

(3)

Includes shares held under the Rockwell Collins tax-qualified savings plan and under B/E’s tax-qualified savings plan as of October, 31, 2018. Does not include 4,347 share equivalents for Mr. Ortberg, 3,638 share equivalents for Mr. Allen, 0 share equivalents for Mr. Lieberherr, 2,004 share equivalents for Mr. Jasper, 3,198 share equivalents for Mr. Statler and 25,649 share equivalents for the entire group, in each case, held under Rockwell Collins’ Non-Qualified Savings Plans as of October, 31, 2018. Share equivalents under the Non-Qualified Savings Plans are settled in cash in connection with retirement or termination of employment and may not be voted or transferred. A stock price of $127.70 was used to determine the number of share equivalents under the Retirement Savings Plan and the Non-Qualified Savings Plans.

(4)

Includes shares that may be acquired upon the exercise of outstanding stock options that are or will become vested and exercisable within 60 days as follows: 356,433 for Mr. Ortberg, 247,800 for Mr. Allen, 0 for Mr. Lieberherr, 136,666 for Mr. Jasper, 154,700 for Mr. Statler and 1,192,779 for the entire group.

(5)

Does not include unvested restricted stock units. Does not include unvested performance based shares held by such persons for which shares of Rockwell Collins common stock may be issued following the completion of the fiscal year 2017–2019 and fiscal year 2018–2020 performance periods, which shares are dependent on the level of achievement of Rockwell Collins performance goals and Rockwell Collins total shareowner return relative to certain peer companies.

(6)	Includes 11,984 shares for Mr. Carbone, 6,413 shares for Ms. Davis, and 4,632 shares for Dr. Shavers granted as restricted stock as compensation for service as directors.

(7)

Includes 45,599 shares for Mr. Carbone, 45,612 shares for Ms. Davis, 21,829 shares for General Eberhart, 16,970 shares for Mr. Edwardson, 2,934 shares for Dr. Hamermesh, 35,513 shares for Mr. Lilley, 26,442 shares for Dr. Policano, 23,138 shares for Dr. Shavers, and 13,582 shares for Mr. Turner granted as restricted stock units as compensation for service as directors.

(8)	Includes 620 shares held in a family trust and 44 shares held in a spousal trust.
(9)	Includes 3,506 shares held in a family trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN TRANSACTIONS AND OTHER RELATIONSHIPS

The Board’s Related Person Transaction Policy requires the review and approval or ratification by the Audit Committee of certain transactions or relationships involving Rockwell Collins and its directors, executive officers, certain shareowners and their affiliates. The Audit Committee is responsible for reviewing these transactions and takes into account the pertinent facts and circumstances presented, and any other information it deems appropriate, to determine what is in the best interests of the Corporation.

This written policy sets forth procedures for the review, approval or ratification and monitoring of transactions involving Rockwell Collins and “related persons.” For the purposes of the policy, “related persons” include executive officers, directors and director nominees or their immediate family members, or shareowners owning five percent or greater of Rockwell Collins’ outstanding stock. The Related Person Transaction Policy defines “related person transactions” in accordance with applicable SEC rules as any transaction in which the Corporation was or is to be a participant and in which a related person has a material direct or indirect interest that exceeds $120,000. The policy requires these related person transactions to be reviewed and approved or ratified by the Audit Committee. In addition, this policy requires related persons to disclose to the Audit Committee the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction and the related person’s direct or indirect material interest in, or relationship to, the related person transaction.

BOARD OF DIRECTORS AND COMMITTEES

Our Board of Directors provides oversight and direction of our business. Our Board seeks to maintain high corporate governance standards.

Our corporate governance documents are available free of charge on our website at www.rockwellcollins.com under the Investor Relations tab and within the Corporate Governance link. We will provide, without charge, upon written request, copies of our corporate governance documents. These documents include our Restated Certificate of Incorporation, By-Laws, Guidelines on Corporate Governance, Committee Charters, Board Membership Criteria, Code of Ethics, Categorical Standards and Policy for Director Independence, and Related Person Transaction Policy.

Please see also the section titled “Directors” in Item 10 beginning on page 2.

Board Independence

The Board of Directors has determined that no director other than Mr. Ortberg has a material relationship with us. Accordingly, nine of our ten directors are “independent” directors based on an affirmative determination by our Board of Directors in accordance with the listing standards of the New York Stock Exchange (NYSE) and Securities and Exchange Commission (SEC) rules.

The standards relied upon by the Board in affirmatively determining whether a director is independent are primarily comprised of those objective standards set forth in the NYSE and SEC rules. In addition to these rules, the Board has adopted Categorical Standards and Policy for Director Independence, which is available in the Investor Relations section of our website at www.rockwellcollins.com, to assist the Board in making determinations regarding the independence of its members. There are no family relationships between any of our directors or any of our executive officers.

Board Committees

The Board has established six Committees whose principal functions are briefly described below. The specific functions and responsibilities of each Committee are outlined in more detail in its charter, which is available in the Investor Relations section of our website at www.rockwellcollins.com.

The membership of each Committee as of October 31, 2018 is listed below.

	Audit	Compensation	Board Nominating and Governance	Technology and Cybersecurity	Corporate Strategy and Finance	Executive
Anthony J. Carbone						•
Chris A. Davis	C				•	•
Ralph E. Eberhart		C		•
John A. Edwardson		•			C	•
Richard G. Hamermesh	•
David Lilley	•		•		•
Robert K. Ortberg						C
Andrew J. Policano	•		C
Cheryl L. Shavers			•	C
Jeffrey L. Turner		•		•	•

Audit Committee
The Audit Committee has four independent directors. The principal functions of the Audit Committee are to:	Committee Members: Chris A. Davis (C,I) Richard G. Hamermesh (I) David Lilley (I) Andrew J. Policano (I) Meetings in 2018: 10

•  oversee our accounting and financial reporting processes;

•  oversee the integrity and audits of our financial statements;

•  oversee compliance with legal and regulatory requirements;

•  oversee the qualifications and independence of independent auditors;

•  oversee the performance of internal and independent auditors;

•  appoint or replace our independent auditors, with that appointment being subject to shareowner approval;

•  approve in advance the fees, scope and terms of all audit and non-audit engagements with our independent auditors;

•  review and discuss policies with respect to risk management as well as internal controls over financial reporting;

•  monitor compliance of our employees with our standards of business conduct and conflicts of interest policies;

•  meet at least quarterly with our senior executive officers, the head of our internal audit department and our independent auditors; and

•  review and approve at least annually our policies on the use of financial derivative contracts and related hedging strategies.

C: Chairman; I: Independent

Compensation Committee
The Compensation Committee has three independent directors. The principal functions of the Compensation Committee are to:	Committee Members: Ralph E. Eberhart (C,I) John A. Edwardson (I) Jeffrey L. Turner (I) Meetings in 2018: 4

•  evaluate the performance of the CEO and other senior executives;

•  determine compensation for the CEO and other senior executives;

•  review and approve the design and competitiveness of compensation plans, executive benefits and perquisites;

•  review and approve goals under the annual and long-term incentives plans;

•  review and make recommendations to the Board regarding director compensation;

•  oversee the Corporation’s annual and long-term incentives plans and deferred compensation plans;

•  review and evaluate compensation arrangements to assess whether they could encourage unreasonable risk- taking;

•  periodically review and make recommendations to the Board regarding the competitiveness of compensation;

•  retain, compensate and terminate, in its sole discretion, an independent compensation consultant used to assist in the evaluation of director, CEO or senior executive compensation;

•  review the Corporation’s Compensation Discussion and Analysis;

•  oversee submissions to shareowners for approval relating to compensation; and

•  consider the most recent advisory vote on executive compensation.

C: Chairman; I: Independent

Board Nominating and Governance Committee

The Board Nominating and Governance Committee has three independent directors. For more information regarding the Committee’s role in director nominations, see “Director Nominations” below. The principal functions of the Committee are to:

Committee Members: Andrew J. Policano (C,I) David Lilley (I) Cheryl L. Shavers (I) Meetings in 2018: 3

•  seek, consider and recommend qualified candidates for election as directors and recommend nominees for election as directors at the Annual Meeting;

•  periodically prepare and submit to the Board for adoption the Committee’s selection criteria for director nominees (“Board Membership Criteria”);

•  review and make recommendations on matters involving the general operation of the Board and our corporate governance;

•  annually recommend nominees for each committee of the Board;

•  annually facilitate the assessment of the Board’s performance as a whole and of the individual directors and reporting thereon to the Board; and

•  retain and terminate any search firm to be used to identify director candidates.

C: Chairman; I: Independent

Technology and Cybersecurity Committee
The Technology and Cybersecurity Committee has three independent directors. The principal functions of the Technology and Cybersecurity Committee are to:	Committee Members: Cheryl L. Shavers (C,I) Ralph E. Eberhart (I) Jeffrey L. Turner (I) Meetings in 2018: 4

•   review and provide guidance on important technology-related issues;

•   review our technology competitiveness;

•   review the strength and competitiveness of our engineering processes and disciplines;

•   review our cybersecurity and other information technology risks, controls and procedures, including the threat landscape and our strategy to mitigate risks and potential breaches;

•   periodically consult with the Board and the Audit Committee regarding information technology systems and processes, including, but not limited to, those relating to cybersecurity;

•   review our technology planning processes to support our growth objectives; and

•   review critical technologies development and replacement planning.

C: Chairman; I: Independent

Corporate Strategy and Finance Committee
The Corporate Strategy and Finance Committee has four independent directors. The principal functions of the Corporate Strategy and Finance Committee are to:	Committee Members: John A. Edwardson (C,I) Chris A. Davis (I) David Lilley (I) Jeffery L. Turner (I) Meetings in 2018: 1

•   provide input regarding our strategic direction, including the development of our strategic plan;

•   act as advisors in assessing our strategies and the action plans designed to meet our strategic objectives;

•   as requested, review and advise management on proposed acquisitions and divestitures, strategic investments and other transactions or financial matters;

•   review our capital structure strategies including dividend policy, share repurchase plans, and debt and financing strategies; and

•   review and advise management regarding our preliminary annual operating plan.

C: Chairman; I: Independent

Executive Committee
The Executive Committee has four directors. The principal function of the Executive Committee is to discharge certain responsibilities of the Board of Directors between meetings of the Board of Directors. The Committee may exercise all of the powers of the Board of Directors, except it has no power or authority to:	Committee Members: Robert K. Ortberg (C) Anthony J. Carbone (I) Chris A. Davis (I) John A. Edwardson (I) Meetings in 2018: 3

•   adopt, amend or repeal any sections or articles of our By-Laws or Restated Certificate of Incorporation;

•   elect or remove officers, or fill vacancies in the Board of Directors or in committees;

•   fix compensation for officers, directors or committee members;

•   amend or rescind prior resolutions of the Board;

•   make recommendations to shareowners or approve transactions that require shareowner approval;

•   issue additional stock of the Corporation or fix or determine the designations and any of the rights and preferences of any series of stock (other than pursuant to a specific delegation of authority from the Board related to a shelf registration statement); or

•   take certain other actions specifically reserved for the Board.

C: Chairman; I: Independent

Board’s Role in Risk Oversight

The Board oversees the management of risks inherent in the operation of the Corporation’s businesses and the implementation of its strategic plan. The Board reviews the risks associated with the Corporation’s strategic plan at an annual strategic planning session and periodically throughout the year as part of its consideration of the strategic direction of the Corporation. In addition, the Board addresses the primary risks associated with the business of the Corporation on an ongoing basis at regular meetings of the Board.

Each of the Board’s Committees also oversees the management of risks that fall within the Committee’s areas of responsibility. In performing this function, each Committee has full access to management, as well as the ability to engage advisors. Non-Committee directors routinely attend each of the Committee meetings to help facilitate the Board’s oversight role. The following paragraphs highlight risk matters overseen by two of the Board’s Committees.

The Audit Committee oversees the operation of our Enterprise Risk Management program, including a review of the status of matters involving the primary risks for the Corporation. The Vice President and General Auditor, who regularly provides reports to the Audit Committee, assists in identifying, evaluating and monitoring risk management controls to address identified risks. Key risk topics, such as data privacy, anti-bribery and government business systems compliance are periodically reviewed and discussed. The Audit Committee also oversees and monitors management’s internal controls over financial reporting and its preparation of the Corporation’s financial statements. The Committee oversees internal and external audits including the risk based approach used in the selection of audit matters. The Audit Committee provides reports to the Board that include these activities.

As part of its oversight of the Corporation’s executive compensation program, the Compensation Committee, with the assistance of its independent compensation consultant, annually conducts a risk assessment of the Corporation’s compensation policies and practices and reviews the internal controls and processes as they apply to compensation decisions and policies. The Compensation Committee provides reports to the Board that include its risk assessment and compensation decisions. Based upon its risk assessment, the Committee has identified several mitigating factors that help reduce the likelihood of undue risk taking related to compensation arrangements, including, but not limited to, the use of multiple measures (operating margin, sales, return on sales, free cash flow and total shareowner return) in a balanced mix of annual and long-term incentives plans, use of multiple types of incentives, use of incentive payout caps in our annual and long-term incentives plans and executive stock ownership requirements that help to align incentives with long-term growth in equity values. Based on its review, the Compensation Committee has concluded that the Corporation’s compensation policies and procedures do not encourage unreasonable risk taking by management.

Item 14.	Principal Accountant Fees and Services.

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The aggregate fees billable by Deloitte in fiscal years 2018 and 2017 are detailed in the table below.

(In Thousands)	2018 ($)	2017 ($)
Audit Fees(1)	8,900	9,576
Audit-Related Fees(2)	193	582
Tax Fees(3)	4,792	1,496
All Other Fees(4)	39	—

Total	13,924	11,654

(1)

For the audit of our annual financial statements of our internal controls over financial reporting and review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	For audit-related services primarily related to the planned adoption of FASB ASU 2014-09, Revenue from Contracts with Customers.
(3)	For tax compliance and tax advisory services. Incremental fees in 2018 were B/E related.
(4)	For human resources database subscription services.

PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

The Audit Committee has adopted a pre-approval policy requiring it to pre-approve the audit and permissible non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such services does not impair their independence. The Audit Committee pre-approved all the fiscal year 2017 and 2018 services provided by Deloitte. The Audit Committee also pre-approved certain audit and non-audit services contemplated to be performed by Deloitte in fiscal year 2019. The pre-approval policy requires that the details be provided to the Audit Committee of the particular service or category of service contemplated to be performed and such services are generally subject to a specific budget. The Audit Committee may also separately pre-approve services to be performed on a case-by-case basis. The Audit Committee may delegate pre-approval authority to one or more of its members, but not to management. Any pre-approvals by a member under this delegation are to be reported to the Audit Committee at its next scheduled meeting. Management and Deloitte are required to periodically report to the Audit Committee on the extent of the services provided by Deloitte pursuant to the pre-approval, including the fees for the services performed to date.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements

The financial statements are included under Item 8 of the Original Filing:

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

(3)	Exhibits

3-a-1	Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3-a-1 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

3-a-2	Certificate of Merger effecting name change of the Company from “New Rockwell Collins, Inc.” to “Rockwell Collins, Inc.”, filed as Exhibit 3-a-2 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

3-b-1	By-Laws of the Company, as amended and restated effective April 20, 2016, filed as Exhibit 3-b-1 to the Company’s Form 8-K dated April 20, 2016, is incorporated herein by reference.

4-a-1	Indenture dated as of November 1, 2001 between the Company and Citibank, N.A., as Trustee, filed as Exhibit 4.b.1 to the Company’s Registration Statement on Form S-3 (No. 333-72914), is incorporated herein by reference.

4-a-2	Form of Supplemental Indenture dated as of December 4, 2006 between the Company and The Bank of New York Trust Company, N.A. (as incoming trustee), filed as Exhibit 4-a-4 to the Company’s Form 8-K dated November 9, 2006, is incorporated herein by reference.

4-a-3	Second Supplemental Indenture, dated as of April 10, 2017, between the Company, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated April 10, 2017, is incorporated herein by reference.

4-a-4	Form of certificate for the Company’s 5.25% Notes due July 15, 2019, filed as Exhibit 4 to the Company’s Form 8-K dated May 1, 2009, is incorporated herein by reference.

4-a-5	Form of certificate for the Company’s 3.100% notes due November 15, 2021, filed as Exhibit 4 to the Company’s Form 8-K dated November 16, 2011, is incorporated herein by reference.

4-a-6	Underwriting Agreement, dated December 11, 2013, between the Company and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several Underwriters named in Schedule 1 to the Underwriting Agreement, filed as Exhibit 1 to the Company’s Form 8-K dated December 17, 2013, is incorporated herein by reference.

4-a-7	Form of certificate for the Company’s Floating Rate Notes due 2016, filed as Exhibit 4.1 to the Company’s Form 8-K dated December 17, 2013, is incorporated herein by reference.

4-a-8	Form of certificate for the Company’s 3.700% Notes due 2023, filed as Exhibit 4.2 to the Company’s Form 8-K dated December 17, 2013, is incorporated herein by reference.

4-a-9	Form of certificate for the Company’s 4.800% Notes due 2043, filed as Exhibit 4.3 to the Company’s Form 8-K dated December 17, 2013, is incorporated herein by reference.

4-a-10	Underwriting Agreement, dated March 28, 2017, between the Company and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several Underwriters named in Schedule 1 to the Underwriting Agreement, filed as Exhibit 1 to the Company’s Form 8-K dated March 28, 2017, is 4-a-11 Form of certificate for the Company’s 1.950% Notes due July 15, 2019, filed as Exhibit 4.2 to the Company’s Form 8-K dated April 10, 2017, is incorporated herein by reference.

4-a-12	Form of certificate for the Company’s 2.800% Notes due March 15, 2022, filed as Exhibit 4.3 to the Company’s Form 8-K dated April 10, 2017, is incorporated herein by reference.

4-a-13	Form of certificate for the Company’s 3.200% Notes due March 15, 2024, filed as Exhibit 4.4 to the Company’s Form 8-K dated April 10, 2017, is incorporated herein by reference.

4-a-14	Form of certificate for the Company’s 3.500% Notes due March 15, 2027, filed as Exhibit 4.5 to the Company’s Form 8-K dated April 10, 2017, is incorporated herein by reference.

4-a-15	Form of certificate for the Company’s 4.350% Notes due April 15, 2047, filed as Exhibit 4.6 to the Company’s Form 8-K dated April 10, 2017, is incorporated herein by reference.

*10-a-1	The Company’s 2006 Long-Term Incentives Plan, as amended, filed as Appendix A to the Company’s Notice and Proxy Statement dated December 18, 2009, is incorporated herein by reference.

*10-a-2	The Company’s First Amendment to the Amended and Restated 2006 Long-Term Incentives Plan, as amended, filed as Exhibit 10-a-1 to the Company’s Form 10-Q for the quarter ended June 30, 2012, is incorporated herein by reference.

*10-a-3	Form of Restricted Stock Unit Award under the Company’s 2006 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2006, is incorporated herein by reference.

*10-a-4	Forms of Stock Option Agreements under the Company’s 2006 Long-Term Incentives Plan filed as Exhibit 10-a-8 to the Company’s Form 10-K for year ended September 30, 2006, is incorporated herein by reference.

*10-a-5	The Company’s 2006 Annual Incentive Compensation Plan for Senior Executives, as amended and restated, filed as Exhibit 10-a-1 to the Company’s Form 10-Q for quarter ended December 31, 2015, is incorporated herein by reference.

*10-a-6	Forms of Stock Option Agreements, adopted November 20, 2009, under the Company’s 2006 Long-Term Incentives Plan, filed as Exhibit 10-a-9 to the Company’s Form 10-K for year ended September 30, 2009, is incorporated herein by reference.

*10-a-7	The Company’s 2015 Long-Term Incentives Plan filed as Appendix B to the Company’s Notice and Proxy Statement dated December 17, 2014, is incorporated herein by reference.

*10-a-8	Form of Stock Option Agreement under the Company’s 2006 and 2015 Long-Term Incentives Plans, filed as Exhibit 10-a-1 to the Company’s Form 10-Q for the quarter ended December 31, 2014, is incorporated herein by reference.

*10-a-9	Form of Three-Year Performance Share Agreement filed as Exhibit 10-q-1 to the Company’s Form 10-Q for the quarter ended December 31, 2015, is incorporated herein by reference.

*10-a-10	Form of Performance Share Agreement under the Company’s 2015 Long-Term Incentives Plan, filed as Exhibit 10-a-1 to the Company’s Form 10-Q for the quarter ended March 31, 2017, is incorporated herein by reference.

*10-a-11	Form of Performance Share Agreement under the Company’s 2015 Long-Term Incentives Plan, filed as Exhibit 10-a-1 to the Company’s Form 10-Q for the quarter ended December 31, 2017, is incorporated herein by reference.

*10-a-12	Form of Restricted Stock Unit Agreement under the Company’s 2015 Long-Term Incentives Plan, filed as Exhibit 10-a-2 to the Company’s Form 10-Q for the quarter ended December 31, 2017, is incorporated herein by reference.

*10-a-13	Form of Restricted Stock Unit Award for Non-Employee Directors under the Company’s 2015 Long-Term Incentives Plan, filed as Exhibit 10-a-13 to the Company’s Form 10-K for the year ended September 30, 2015, is incorporated herein by reference.

*10-a-14	Restricted Stock Unit Agreement for Werner Lieberherr dated November 15, 2016, filed as Exhibit 10-a-1 to the Company’s Form 10-Q for the quarter ended June 30, 2017, is incorporated herein by reference.

*10-a-15	Restricted Stock Unit Cash Replacement Letter for Werner Lieberherr dated April 17, 2017, filed as Exhibit 10-a-2 to the Company’s Form 10-Q for the quarter ended June 30, 2017, is incorporated herein by reference.

*10-b-1	The Company’s Directors Stock Plan, adopted by the Company’s Board of Directors on June 1, 2001 and approved by the Company’s shareowners at the 2002 Annual Meeting of Shareowners, filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 001-16445) (the “Form 10”), is incorporated herein by reference.

*10-b-2	Form of Restricted Stock Agreement under the Company’s Directors Stock Plan, filed as Exhibit 10-b-3 to the Company’s Form 10-K for year ended September 30, 2001, is incorporated herein by reference.

*10-c-1	Compensation Recovery Policy acknowledgment and agreement filed as Exhibit 10-c-1 to the Company’s Form 10-Q for the quarter ended December 31, 2012, is incorporated herein by reference.

*10-d-1	The Company’s Incentive Compensation Plan, as amended, filed as Exhibit 10-a-1 to the Company’s Form 10-Q for the quarter ended December 31, 2015, is incorporated herein by reference.

*10-e-1	Employment Agreement for Werner Lieberherr dated as of October 21, 2016, filed as Exhibit 10-e-1 to the Company’s Form 10-Q for the quarter ended June 30, 2017, is incorporated herein by reference.

*10-e-2	Death Benefit Agreement dated November 30, 2012, between B/E Aerospace, Inc. and Werner Lieberherr, filed as Exhibit 10-e-2 to the Company’s Form 10-Q for the quarter ended June 30, 2017, is incorporated herein by reference.

*10-f-1	The Company’s Deferred Compensation Plan, as amended, filed as Exhibit 10-f-2 to the Company’s Form 10-K for year ended September 30, 2007, is incorporated herein by reference.

*10-f-2	Amendment No. 1 to the Company’s Deferred Compensation Plan, as amended. **

*10-f-3	The Company’s 2005 Deferred Compensation Plan, as amended and restated, filed as Exhibit 10-f-1 to the Company’s Form 10-Q for quarter ended March 31, 2014, is incorporated herein by reference.

*10-f-4	The Company’s 2005 Deferred Compensation Plan, as amended and restated as of June 27, 2017, filed as Exhibit 10-f-1 to the Company’s Form 10-Q for quarter ended June 30, 2017, is incorporated herein by reference.

*10-f-5	Amendment No. 1 to the Company’s 2005 Deferred Compensation Plan filed as Exhibit 10-f-1 to the Company’s Form 10-Q for the quarter ended December 31, 2017, is incorporated herein by reference.

*10-f-6	Amendment No. 2 to Company’s 2005 Deferred Compensation Plan, as amended. **

*10-g-1	The Company’s Non-Qualified Savings Plan, as amended, filed as Exhibit 10-g-2 to the Company’s Form 10-K for year ended September 30, 2007, is incorporated herein by reference.

*10-g-2	Amendment No.1 to the Company’s Non-Qualified Savings Plan. **

*10-g-3	The Company’s 2005 Non-Qualified Retirement Savings Plan, as amended, filed as Exhibit 10-g-3 to the Company’s Form 10-Q for quarter ended December 31, 2010, is incorporated herein by reference.

*10-g-4	Amendment No. 1 to the Company’s 2005 Non-Qualified Retirement Savings Plan as amended, filed as Exhibit 10-h-2 to the Company’s Form 10-Q for the quarter ended December 31, 2015, is incorporated herein by reference.

*10-g-5	Amendment No. 2 to the Company’s 2005 Non-Qualified Retirement Savings Plan as amended, filed as Exhibit 10-g-1 to the Company’s Form 10-Q for the quarter ended December 31, 2017, is incorporated herein by reference.

*10-g-6	The Company’s 2005 Non-Qualified Retirement Savings Plan, as amended and restated as of July 17, 2018. **

*10-h-1	The Company’s 2005 Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-1 to the Company’s Form 10-Q for quarter ended June 30, 2012, is incorporated herein by reference.

*10-h-2	Amendment No. 1 to the Company’s 2005 Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-1 to the Company’s Form 10-Q for the quarter ended December 31, 2015, incorporated herein by reference.

*10-h-3	Amendment No.2 to the Company’s 2005 Non-Qualified Pension Plan, as amended. **

*10-h-4	The Company’s Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-3 to the Company’s Form 10-K for the year ended September 30, 2008, is incorporated herein by reference.

*10-h-5	Amendment No. 1 to the Company’s Non-Qualified Pension Plan, as amended, filed as Exhibit 10-h-1 to the Company’s Form 10-Q for the quarter ended March 31, 2017, is incorporated herein by reference.

*10-h-6	Amendment No.2 to the Company’s Non-Qualified Pension Plan, as amended. **

*10-i-1	The Company’s Master Trust, as amended, filed as Exhibit 10-i-2 to the Company’s Form 10-K for year ended September 30, 2007, is incorporated herein by reference.

*10-i-2	Amendment No. 1 to the Company’s Master Trust, as amended. **

*10-j-1	Short-term Relocation Benefit to the Company’s CEO, CFO and two other executive officers, filed as Exhibit 10-e-1 to the Company’s Form 10-Q for the quarter ended March 31, 2018, is incorporated herein by reference.

*10-j-2	Description of the Extension to the Short-Term Relocation Benefit for the Company’s CEO, CFO and two other executive officers. **

10-k-1	Distribution Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company’s Form 8-K dated July 11, 2001, is incorporated herein by reference.

10-l-1	Employee Matters Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, the Company and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company’s Form 8-K dated July 11, 2001, is incorporated herein by reference.

10-m-1	Tax Allocation Agreement dated as of June 29, 2001 by and between Rockwell International Corporation and the Company, filed as Exhibit 2.3 to the Company’s Form 8-K dated July 11, 2001, is incorporated herein by reference.

*10-n-1	Form of Change of Control Agreement between the Company and certain executives of the Company (Three-Year Agreement), as amended, filed as Exhibit 10-n-1 to the Company’s Form 8-K dated April 21, 2009, is incorporated herein by reference.

*10-n-2	Schedule identifying executives of the Company who are party to a Change of Control Agreement, filed as Exhibit 10-n-2 to the Company’s Form 10-K for the year ended September 30, 2017, is incorporated herein by reference.

10-o-1	Bridge Credit Agreement dated as of December 16, 2016, among us, the lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s Form 8-K dated December 16, 2016, is incorporated herein by reference.

10-o-2	Term Loan Credit Agreement dated as of December 16, 2016, among us, the lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to the Company’s Form 8-K dated December 16, 2016, is incorporated herein by reference.

10-o-3	Five-Year Credit Agreement dated as of December 16, 2016, among us, the lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.3 to the Company’s Form 8-K dated December 16, 2016, is incorporated herein by reference.

*10-s-1	Non-Employee Director Compensation Summary, filed as Exhibit 10-s-1 to the Company’s Form 10-K for the year ended September 30, 2016, is incorporated herein by reference.

*10-s-2	Non-Employee Director Deferral Election Forms, filed as Exhibit 10-s-2 to the Company’s Form 10-K for the year ended September 30, 2016, is incorporated herein by reference.

10-t-1	Agreement and Plan of Merger, dated as of October 23, 2016, by and among Rockwell Collins, Inc., Quarterback Merger Sub Corp., and B/E Aerospace, Inc., filed as Exhibit 2.1 to the Company’s Form 8-K dated October 23, 2016, is incorporated herein by reference.

10-t-2	Agreement and Plan of Merger, dated as of September 4, 2017, by and among United Technologies Corporation, Riveter Merger Sub Corp. and Rockwell Collins, Inc., filed as Exhibit 2.1 to the Company’s Form 8-K dated September 6, 2017, is incorporated herein by reference.

21	List of subsidiaries of the Company. **

23	Consent of Independent Registered Public Accounting Firm.**

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.**

31.1	Section 302 Certification of Chief Executive Officer.**

31.2	Section 302 Certification of Chief Financial Officer.**

31.3	Section 302 Certification of Chief Executive Officer

31.4	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer.**

32.2	Section 906 Certification of Chief Financial Officer.**

101.INS XBRL Instance Document. †

101.SCH XBRL Taxonomy Extension Schema. †

101.CAL XBRL Taxonomy Extension Calculation Linkbase. †

101.DEF XBRL Taxonomy Extension Definition Linkbase. †

101.LAB XBRL Taxonomy Extension Label Linkbase. †

101.PRE XBRL Taxonomy Extension Presentation Linkbase. †

*	Management contract or compensatory plan or arrangement.
**	Filed as an exhibit to the Original Filing.
†	Submitted with the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL COLLINS, INC.

By	/s/ Patrick E. Allen
Patrick E. Allen
Senior Vice President and Chief Financial Officer

Date: November 27, 2018